Form 10-Q
period 1995-03-31
HATHAWAY CORP
filed 1995-05-15
CIK 46129

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                 ---------------------------------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended               Commission File No.
    March 31, 1995                         O-4041
        (Unaudited)

                -----------------------------------------------

                              HATHAWAY CORPORATION
             (Incorporated Under the Laws of the State of Colorado)

                            8228 PARK MEADOWS DRIVE
                           LITTLETON, COLORADO  80124
                           TELEPHONE:  (303) 799-8200

                                   84-0518115
                      (IRS Employer Identification Number)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES    X         NO  ______
                               -----

        Number of Shares of the only class of Common Stock outstanding:
                         (4,283,483 as of May 9, 1995)


===============================================================================

                             HATHAWAY CORPORATION
                             --------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Statements of Operations
              Three and nine months ended  March 31, 1995
              (Unaudited) and March 31, 1994 (Unaudited)...............        1

             Consolidated Balance Sheets
              March 31, 1995 (Unaudited) and June 30, 1994.............        3

             Consolidated Statements of Cash Flows
              Nine months ended March 31, 1995 (Unaudited) and
              Nine months ended March 31, 1994 (Unaudited).............        5

             Consolidated Statement of Stockholders' Investment
              Nine months ended March 31, 1995 (Unaudited).............        7

             Notes to Consolidated Financial Statements (Unaudited)....        8

    Item 2.  Management's Discussion and Analysis of Operating
              Results and Financial Condition..........................       13

PART II      OTHER INFORMATION

    Item 1.  Legal Procedures..........................................       16

    Item 6.  Exhibits and Reports on Form 8-K..........................       16

                             HATHAWAY CORPORATION
                             --------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                               --------------------------  -----------------------------
                                                  1995          1994          1995             1994
                                               -----------  -------------  -----------  ----------------
                                               (Unaudited)  (Unaudited)   (Unaudited)      (Unaudited)
REVENUES                                       $9,405,000   $10,930,000   $29,231,000     $31,972,000

OPERATING COSTS AND EXPENSES:
  Cost of products sold                         5,137,000     6,294,000    16,686,000      17,760,000
  Selling                                       1,737,000     1,906,000     5,368,000       5,688,000
  General and administrative                    1,205,000     1,406,000     3,651,000       4,370,000
  Engineering and development                     968,000     1,137,000     2,736,000       3,055,000
  Amortization of intangibles                      61,000        66,000       185,000         181,000
                                               -----------  -------------  -----------  ----------------
Total operating costs and expenses              9,108,000    10,809,000    28,626,000      31,054,000
                                               -----------  -------------  -----------  ----------------
Operating income from continuing operations       297,000       121,000       605,000         918,000

OTHER INCOME (EXPENSES), net:
  Interest and dividend income                     94,000        83,000       241,000         205,000
  Interest expense                                (55,000)      (62,000)     (148,000)       (228,000)
  Foreign exchange gains (losses)                  75,000        33,000        43,000          (7,000)
  Other income (expenses), net                    (18,000)       93,000        75,000           7,000
                                               -----------  -------------  -----------  ----------------
Total other income (expenses), net                 96,000       147,000       211,000         (23,000)
                                               -----------  -------------  -----------  ----------------
Income from continuing operations
  before income taxes                             393,000       268,000       816,000         895,000

Provision for income taxes                       (148,000)     (141,000)     (293,000)       (441,000)
                                               -----------  -------------  -----------  ----------------
NET INCOME FROM CONTINUING
  OPERATIONS                                      245,000       127,000       523,000         454,000

NET INCOME FROM OPERATIONS OF
  DIVESTED SEGMENT (Note 3)                           ---       337,000           ---         885,000

GAIN ON SALE OF SEGMENT, NET OF
  INCOME TAXES OF $900,000 (Note 3)                   ---     4,023,000           ---       4,023,000
                                               -----------  -------------  -----------  ----------------
NET INCOME                                     $  245,000   $ 4,487,000   $   523,000     $ 5,362,000
                                               ===========  =============  ============ ================

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------

              CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
              ---------------------------------------------------

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   MARCH 31,                    MARCH 31,
                                                            ------------------------  ------------------------------
                                                               1995         1994         1995             1994
                                                            -----------  -----------  ------------  ----------------
                                                            (Unaudited)  (Unaudited)  (Unaudited)     (Unaudited)
PER SHARE AMOUNTS
Primary and Fully Diluted:
Net income per share from continuing operations              $    0.06    $    0.03    $    0.12     $      0.10
Net income per share from operations of
  divested segment                                                 ---         0.06          ---            0.18
Gain per share from sale of segment                                ---         0.81          ---            0.81
                                                            -----------  -----------  ------------  ----------------
Net income per share                                         $    0.06    $    0.90    $    0.12     $      1.09
                                                            ===========  ===========  ============  ================
Shares used in computing primary per share amounts           4,339,000    4,984,000    4,467,000       4,911,000
                                                            ===========  ===========  ============  ================
Shares used in computing fully diluted per share amounts     4,347,000    4,990,000    4,478,000       4,937,000
                                                            ===========  ===========  ============  ================


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                          March 31,      June 30,
                                            1995           1994
                                         -----------   -----------
                                         (Unaudited)
ASSETS
- - - - - - ------

CURRENT ASSETS:
Cash and temporary cash investments      $ 6,626,000   $ 7,547,000
Trade receivables, net of allowance for
 doubtful accounts of $325,000
 and $394,000 at March 31, 1995
 and June 30, 1994, respectively           6,542,000     6,888,000
Inventories, net                           4,755,000     4,673,000
Current deferred income taxes                724,000       732,000
Prepaid expenses and other                   664,000       357,000
                                         -----------   -----------
Total current assets                      19,311,000    20,197,000

Long-term investments, net of
 amortization of premium                   1,239,000     1,271,000

Property and equipment, net                1,748,000     1,577,000

Cost in excess of net assets acquired        822,000       959,000

Other                                        361,000       428,000
                                         -----------   -----------
Total assets                             $23,481,000   $24,432,000
                                         ===========   ===========

      The accompanying notes to consolidated financial statement are an integral part of these statements.

                             HATHAWAY CORPORATION

                                                           March 31,      June 30,
                                                             1995           1994
                                                          -----------   -----------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - - - - - ----------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                         $     3,000   $     7,000
Accounts payable                                            1,425,000     1,448,000
Accrued compensation and fringe benefits                      886,000     1,092,000
Accrued commissions                                           652,000       626,000
Other accrued liabilities                                   1,493,000     1,501,000
Income taxes payable                                          698,000       417,000
Product service reserve                                       467,000       433,000
                                                          -----------   -----------
Total current liabilities                                   5,624,000     5,524,000

Long-term debt--less current portion                        2,238,000     2,298,000
                                                          -----------   -----------
Total liabilities                                           7,862,000     7,822,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' INVESTMENT:
Preferred stock, par value $1.00 per share, authorized
 5,000,000 shares; no shares outstanding                          --            --

Common stock, at aggregate stated value, authorized
 50,000,000 shares; 5,307,143 and 5,289,643 issued at
 March 31, 1995 and June 30, 1994, respectively
 (Note 5)                                                     100,000       100,000

Additional paid-in capital (Note 5)                         9,836,000     9,717,000

Loan receivable for stock                                    (133,000)     (133,000)

Loan receivable from Leveraged Employee Stock
 Ownership Plan and Trust                                    (157,000)     (157,000)

Retained earnings                                           9,367,000     9,380,000

Cumulative translation adjustments (Note 2)                   162,000       156,000

Treasury stock, at cost (1,004,596  and 674,585 shares
 at March 31, 1995 and June 30, 1994, respectively)
 (Note 5)                                                  (3,556,000)   (2,453,000)
                                                          -----------   -----------
Total stockholders' investment                             15,619,000    16,610,000
                                                          -----------   -----------
Total liabilities and stockholders' investment            $23,481,000   $24,432,000
                                                          ===========   ===========

      The accompanying notes to consolidated financial statement are an integral part of these statements.

                             HATHAWAY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                                    1995           1994
                                                                                ------------   ------------
                                                                                  (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                                    $ 29,574,000   $ 31,848,000
Cash paid to suppliers and employees                                             (28,120,000)   (30,708,000)
Interest and dividends received                                                      255,000        162,000
Interest paid                                                                       (150,000)      (297,000)
Income taxes paid                                                                    (89,000)      (540,000)
                                                                                ------------   ------------
Net cash from operating activities                                                 1,470,000        465,000
                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                             (719,000)      (619,000)
Investment in joint ventures                                                        (115,000)      (100,000)
Long-term investments                                                                    ---     (1,288,000)
Cash received from sale of segment                                                       ---      6,803,000
Cash paid for expenses related to sale of segment                                        ---       (310,000)
                                                                                ------------   ------------
Net cash from investing activities                                                  (834,000)     4,486,000
                                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and long-term debt                                     (358,000)   (11,766,000)
Borrowing on line of credit and long-term debt                                       287,000      7,261,000
Cash paid for loan costs                                                                 ---       (448,000)
Dividends paid to stockholders                                                      (536,000)      (992,000)
Proceeds from exercise of stock options                                               43,000        232,000
Purchase of treasury stock                                                        (1,103,000)      (710,000)
                                                                                ------------   ------------
Net cash from financing activities                                                (1,667,000)    (6,423,000)
                                                                                ------------   ------------
EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                                                                    110,000        (23,000)
                                                                                ------------   ------------
NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS                                                                  (921,000)    (1,495,000)
CASH AND TEMPORARY CASH INVESTMENTS
  AT BEGINNING OF YEAR                                                             7,547,000     10,267,000
                                                                                ------------   ------------
CASH AND TEMPORARY CASH INVESTMENTS
  AT MARCH 31                                                                   $  6,626,000   $  8,772,000
                                                                                ============   ============
CASH FLOWS FROM DIVESTED SEGMENT
  Net cash from operating activities                                            $        ---   $  1,070,000
  Net cash from investing activities                                                     ---     (1,742,000)
  Net cash from financing activities                                                     ---         48,000
                                                                                ------------   ------------
  Net increase in cash and temporary cash investments                                    ---       (624,000)
  Cash and temporary cash investments at beginning of year                               ---        624,000
                                                                                ------------   ------------
  Cash and temporary cash investments at March 31                               $        ---   $        -0-
                                                                                ============   ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                 NINE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------
                                                                                     1995          1994
                                                                                  ----------    -----------
                                                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES OF
CONTINUING OPERATIONS:
Net income                                                                        $  523,000    $ 4,477,000

Adjustments to reconcile net income to net cash from
  operating activities:
    Depreciation and amortization                                                    745,000        734,000
    Unrealized foreign currency exchange (gains) losses                             (103,000)        21,000
    Provision for doubtful accounts                                                  (78,000)       170,000
    Long-term incentive plan bonus payable in stock                                   76,000            ---
    Gain on sale of divested segment                                                     ---     (4,923,000)
    Other                                                                            (17,000)        (1,000)

    Change in assets and liabilities:
      (Increase) decrease in -
        Trade receivables                                                            386,000       (189,000)
        Inventories                                                                  (48,000)      (232,000)
        Current deferred income taxes                                                  8,000       (380,000)
        Prepaid expenses and other                                                       ---        131,000

    Increase (decrease) in -
        Accounts payable                                                             (43,000)       (19,000)
        Accrued liabilities                                                         (206,000)      (597,000)
        Product service reserve                                                       30,000         78,000
        Income taxes payable                                                         197,000      1,195,000
                                                                                  ----------    -----------
Net cash from operating activities                                                $1,470,000    $   465,000
                                                                                  ==========    ===========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                   FOR THE NINE MONTHS ENDED MARCH 31, 1995
                                 (UNAUDITED)


                             COMMON STOCK          ADDITIONAL                                            TREASURY STOCK
                        ----------------------      PAID-IN        LOANS             RETAINED       -------------------------
                         SHARES        AMOUNT       CAPITAL      RECEIVABLE(1)       EARNINGS        SHARES          AMOUNT
                        ---------     --------     ----------    ----------         ----------      ---------      ----------
Balances,
 June 30, 1994          5,289,643     $100,000     $9,717,000     $(290,000)        $9,380,000        674,585      $(2,453,000)
Exercise of stock
 options                   17,500          ---         43,000           ---                ---            ---              ---
Long-term incentive
  bonus plan                  ---          ---         76,000           ---                ---            ---              ---
Purchase of treasury
 stock (Note 5)               ---          ---            ---           ---                ---        330,011       (1,103,000)
Dividends paid to
 stockholders                 ---          ---            ---           ---           (536,000)           ---              ---
Net income for the
 nine months ended
 March  31, 1995              ---          ---            ---           ---            523,000            ---              ---
                        ---------     --------     ----------     ---------         ----------      ---------      -----------
Balances,
 March 31, 1995         5,307,143     $100,000     $9,836,000     $(290,000)        $9,367,000      1,004,596      $(3,556,000)
                        =========     ========     ==========     =========         ==========      =========      ===========

(1) Loans receivable are from the Company's Leveraged Employee Stock Ownership Plan and Trust for $157,000 and from an officer of the Company for stock purchases totaling $133,000.

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)


1.   Basis of Preparation and Presentation
     -------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared by Hathaway Corporation pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and investments in joint ventures (the Company).

     Certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures herein are adequate to make the information presented not misleading.

     Reference is made to the Notes to Consolidated Financial Statements in the Registrant's June 30, 1994 Annual Report, which is attached hereto, and Form 10-K which was previously filed. It is suggested that the Consolidated Financial Statements and related Notes to such statements, included in the June 30, 1994 Annual Report and Form 10-K, be read in conjunction with the Consolidated Financial Statements as of March 31, 1995, for which certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

     Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     INVENTORIES
     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows:

                                                  MARCH 31,        JUNE 30,
                                                    1995             1994
                                                 ----------       ----------
        Parts and raw materials, net             $2,516,000       $2,589,000
        Finished goods and work-in-
          process, net (including material,
          labor and manufacturing
          overhead costs)                         2,239,000        2,084,000
                                                 ----------       ----------
                                                 $4,755,000       $4,673,000
                                                 ==========       ==========

     Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,045,000 and $802,000 at March 31, 1995 and June 30, 1994, respectively.

                             HATHAWAY CORPORATION
                             --------------------



PROPERTY AND EQUIPMENT
  Property and equipment, at cost, is classified as follows:

                                             USEFUL              MARCH 31,           JUNE 30,
                                             LIVES                 1995                1994
                                         --------------      --------------      --------------
  Machinery, equipment, tools
    and dies                              2-8 years           $ 5,901,000         $ 5,775,000
  Furniture, fixtures and other           3-10 years            1,808,000           1,527,000
                                                             --------------      --------------
                                                                7,709,000           7,302,000
  Less accumulated depreciation and
    amortization                                               (5,961,000)         (5,725,000)
                                                             --------------      --------------
                                                              $ 1,748,000         $ 1,577,000
                                                             ==============      ==============


  Depreciation and amortization are provided using the straight-line method over the estimated useful life of the assets. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and any resulting gain or loss is reflected in earnings.

  INCOME TAXES
  Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets, liabilities and carryforwards is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. The provision for income taxes is the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

  STATEMENT OF CASH FLOWS
  For purposes of the Consolidated Statements of Cash Flows, cash and temporary cash investments include amounts which are readily convertible into cash (maturities of three months or less) and which are not subject to significant risk or changes in interest rates. Cash flows from the divested segment (Note 3) have been segregated. Cash flows in foreign currencies are translated using an average rate.

  FOREIGN CURRENCY TRANSLATION
  In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the assets and liabilities of the Company's foreign subsidiaries are translated into U. S. dollars using current exchange rates. Revenues and expenses are translated at average rates prevailing during the period. The resulting translation adjustments are recorded in the Cumulative Translation Adjustments component of Stockholders' Investment in the accompanying Consolidated Balance Sheets.

                             HATHAWAY CORPORATION

     Changes in Cumulative Translation Adjustments included in the Stockholders' Investment section of the accompanying Consolidated Balance Sheets are as follows:


                                           MARCH 31,   MARCH 31,
                                             1995        1994
                                           --------    --------
Cumulative Translation Adjustments,
 beginning of period                       $156,000    $174,000
Translation adjustments                       6,000     (72,000)
                                           --------    --------
Cumulative Translation Adjustments,
 end of period                             $162,000    $102,000
                                           ========    ========

     Foreign currency transaction gains and losses and translation gains and losses on intercompany balances with foreign subsidiaries are included in Other Income (Expenses) in the accompanying Consolidated Statements of Operations as follows:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      MARCH 31,                MARCH 31,
                                 -------------------     ---------------------
                                  1995        1994         1995         1994
                                 -------     -------     --------     --------
Unrealized foreign exchange
 gains (losses)                  $80,000     $28,000     $103,000     $(21,000)
Realized foreign exchange
 gains (losses)                   (5,000)      5,000      (60,000)      14,000
                                 -------     -------     --------     --------
Foreign exchange gains (losses)  $75,000     $33,000     $ 43,000     $ (7,000)
                                 =======     =======     ========     ========


3.   Sale of Application Software Segment
     ------------------------------------

     Effective January 31, 1994, the Company sold its Application Software Segment, Global Software, Inc. (Global), to the senior management of Global. The sale resulted in a net after tax gain of $4,023,000. The Company received a cash payment of $6,803,000, of which a portion was used to repay $3,000,000 of the Company's long-term debt and to pay a special $.10 per share dividend to shareholders totaling $495,000. The remaining proceeds were used to pay the expenses and income taxes which resulted from the sale and for other general operating activities.

     Global achieved a net profit of $337,000 and $885,000, respectively for the month and seven months ended January 31, 1994. Revenues for the same periods totaled $1,741,000 and $14,053,000, respectively.

4.   Dividends
     ---------

     On September 16, 1994, the Company paid a cash dividend of $.12 per common share, or $536,000, to stockholders of record on August 26, 1994.

                             HATHAWAY CORPORATION

5.   Commitments and Contingencies
     -----------------------------

     SEVERANCE BENEFIT AGREEMENTS
     During 1989, the Company entered into annually-renewable employment and severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of a change in control of the Company and are effective for 24 months thereafter. The maximum amount that could be required to be paid under these contracts, if such events occur, currently aggregates approximately $1,162,000.

     LITIGATION
     The Company has been named as a defendant in certain actions that have arisen out of the ordinary course of business. Based upon the advice of the Company's legal counsel, management believes the actions are without merit and will not significantly affect the Company's consolidated financial position.

     SHAREHOLDER RIGHTS PLAN
     During fiscal year 1989, the Company adopted a shareholder rights plan under which preferred stock purchase rights were distributed, one right for each share of common stock outstanding. Each right will entitle holders of the Company's common stock to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock at an exercise price of $17.50, following certain change of control events including a tender offer for, or acquisition by, any entity of 20% or more of the Company's common stock.

     At any time up to ten business days following the public announcement of certain change of control events, the Company can redeem the rights at $.001 per right. If certain subsequent triggering events occur, the rights will give shareholders the ability to acquire, upon payment of the then-current exercise price, the Company's common stock or the common stock of an acquiror having a value equal to twice the right's exercise price. The rights will expire June 25, 1999.

     EMPLOYMENT AGREEMENTS
     Effective July 1, 1993, the Company entered into five year employment agreements with two of its executive officers. The agreements provide for 1) an annual incentive bonus to be paid based on the achievement of specified returns on equity and growth in share price plus dividends paid for each fiscal year, 2) a long-term incentive bonus to be paid based on the achievement of specified returns on equity and share price growth plus dividends over a three year performance period and 3) specified benefits upon termination of employment (for reasons other than cause or change in control) which are effective for one year thereafter. As of March 31, 1995, the maximum amount that could be required to be paid under the termination clause of these agreements was approximately $807,000.

     The annual bonus is payable in cash following each fiscal year-end. The long-term incentive plan is payable in Company common stock following the end of the three year performance period. At the employee's election, such payout may be taken in cash up to 40% of the fair market value of the total shares to be issued. The total number of shares potentially issuable under the long-term incentive plan ranges from zero to 210,000. For the first nine months of fiscal 1995, the Company recognized $76,000 of compensation expense related to the long-term incentive plan which is reflected as an increase to Additional Paid-in Capital.

     STOCK REPURCHASE PROGRAM
     During fiscal 1994, the Board of Directors approved a public stock repurchase program whereby the Company may use up to $500,000 to repurchase its common stock from stock available on the NASDAQ National Market System. Such repurchased stock is being retained by the Company in its treasury. As of March 31, 1995, 31,400 shares had been repurchased under this program for approximately $99,000.

                             HATHAWAY CORPORATION

     In addition to the public stock repurchase program, the Board of Directors approved an employee stock repurchase program whereby the Company may use up to $1,000,000 to repurchase its common stock from its employees at the current market value. As of March 31, 1995, the Company had repurchased 236,034 shares for approximately $787,000, including 90,000 shares purchased from an officer of the Company, the proceeds of which were primarily used to repay a loan from the Company. Seventeen thousand, eight hundred and sixty seven (17,867) of these shares were purchased during fiscal year 1995 for approximately $60,000.

     During the first quarter, the Board of Directors approved two special stock repurchases. The Company purchased 141,000 shares of the Company's common stock from a significant non-affiliated shareholder at a price equal to the then fair market value, which totaled $441,000. The Company also repurchased 132,000 shares from a non-employee director of the Company at a price equal to the then fair market value which totaled $478,000. All repurchased stock is being retained by the Company in its treasury.

     Combined with previous purchases, the Company held treasury stock with a total cost of $3,556,000 as of March 31, 1995.

     The warrants to purchase 300,000 shares of the Company's common stock at a current price of $6.35 per share (subject to adjustments up to $6.46 per share) which were issued to Household Commercial Financial Services, Inc. and Ford Motor Credit Company under the previous long-term financing agreement remain outstanding and are exercisable through June 1997.

6.   Related Party Transactions
     --------------------------

     During the second quarter, the Board of Directors approved a loan of up to $35,000 to be made by the Company after November 30, 1994 to a non-employee member of the Board of Directors. The loan will be made for the purpose of purchasing Hathaway common stock from stock available on the NASDAQ National Market System.

                           HATHAWAY CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION




Operating Results
- - - - - - -----------------

     For the third quarter ended March 31, 1995, the Company achieved net income from continuing operations of $245,000, compared with net income from continuing operations of $127,000 for the same period last year. The Company achieved a net profit from continuing operations of $523,000 for the first nine months of fiscal year 1995, as compared to $454,000 for the first nine months of last year.

     Hathaway achieved net income from total operations of $245,000 and $4,487,000 for the quarters ended March 31, 1995 and 1994, respectively. For the first nine months of fiscal years 1995 and 1994, the Company generated net income from total operations of $523,000 and $5,362,000, respectively. Last year's third quarter and nine months results included $4,360,000 and $4,908,000, respectively, from the results of the divested operations and the net gain from the sale of the Company's software segment that was sold during the third quarter of last fiscal year.

     Revenues from continuing operations for the third quarter of fiscal 1995 decreased to $9,405,000 from $10,930,000 in the third quarter of fiscal 1994. Revenues for the first nine months of the year decreased 9% from $31,972,000 in fiscal 1994 to $29,231,000 in fiscal 1995. Motion control product sales increased by 10% over the first nine months of last year due to excellent growth in sales to both domestic and foreign customers. Operating profit for this group increased 77% for the nine months over the same period last year. Power and process instrumentation product sales, however, decreased 12% from the first nine months of last year. This decrease was mainly attributable to the continuing cost reduction efforts being made throughout the power industry in response to the impending deregulation of the United States power industry pursuant to the Energy Policy Act of 1992 and privatization of the power industry in the United Kingdom. In the United States, the Energy Policy Act facilitates competition among utility companies. In the United Kingdom, the government owned utility company was divided into twenty different companies, causing increased competition and cost reductions among the utility companies in Hathaway's major foreign market. The Company's power customers in both the United States and United Kingdom are purchasing less instrumentation as part of their cost cutting efforts and the instrumentation which they are buying is more price competitive. They are also purchasing less instrumentation as a result of the turmoil within their organizations which has been created by significant downsizings. Power companies will continue to become more efficient through downsizing, until they are competitive within the industry. It is uncertain how long this trend will continue, but power companies will have to ultimately increase their purchases of instrumentation that protect and monitor their power systems in order to maintain the high quality of power provided to the consumer.

     Hathaway's response to this competitive market has been the development of new products which will help power companies achieve lower costs and improve the reliability of their power. The Company is also looking for products and companies that could be acquired that fit in with the industries on which it is currently focused. The Company has also responded by reducing costs and expenses. Selling, general and administrative, and engineering and development expenses decreased 12% for the third quarter from $4,449,000 last year to $3,910,000 in the current year. These expenses decreased 10% for the first nine months of the current year from $13,113,000 to $11,755,000.

     Sales to international customers totaled to $3,154,000, or 34% of sales, in the third quarter of fiscal 1995, compared to $4,230,000, or 39% of sales from continuing operations, in the same quarter of fiscal 1994. Of these foreign sales, $1,041,000 and $2,578,000 were export sales from domestic operations for the third quarter of 1995 and 1994, respectively. Domestic sales from continuing operations totaled $6,251,000 in the third quarter of fiscal 1995, compared to $6,699,000 in the third quarter of fiscal 1994.

                             HATHAWAY CORPORATION
                             --------------------


  Sales to foreign customers decreased to $10,248,000 or 35% of total revenues for the first nine months of fiscal 1995, as compared to $11,203,000 or 35% of sales during the same period last year. Of these foreign sales, $4,576,000 and $5,750,000 were export sales from domestic operations for the first nine months of fiscal 1995 and 1994, respectively. Sales to domestic customers were 65% of total sales for the first nine months of fiscal years 1995 and 1994.

  Cost of products sold as a percentage of revenues decreased to 55% for the third quarter of 1995, compared with 58% for the same period last year. These costs increased from 56% to 57% of revenues for the nine months of fiscal years 1994 and 1995, respectively.

  Total interest expense incurred by the Company was $148,000 and $337,000 for the nine months ended March 31, 1995 and 1994, respectively. Of the total interest incurred in the first nine months of fiscal 1994, $109,000 was allocated to discontinued operations as a result of the terms of the Company's long-term financing agreements. Interest expense from continuing operations decreased $7,000 for the quarter and $80,000 for the nine months ended March 31, 1995 from the same periods last year. The 11% and 35% decreases for the quarter and nine months, respectively, reflect interest savings from lower debt outstanding.

  Foreign currency translation gains and losses on intercompany balances with the Company's foreign subsidiaries and foreign currency transaction gains and losses resulting from fluctuations in foreign currency rates are recognized as foreign exchange gains and losses. The Company recognized foreign exchange gains of $75,000 and $33,000 for the quarters ended March 31, 1995 and 1994, respectively. Foreign exchange gains of $43,000 and foreign exchange losses of 7,000, respectively, were recognized for the nine months ended March 31, 1995 and 1994.

  The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a prospective basis during the first quarter of fiscal 1994. The cumulative effect of adoption was not material.

  Divested Segment
  ----------------

  Effective January 31, 1994 the Company sold its application software segment, Global Software, Inc. (Global), to the senior management of Global. The sale resulted in a net after tax gain of $4,023,000.

  The net income generated by Global for the month and seven months ended January 31, 1994 was $337,000 and $885,000, respectively. Global generated revenues of $1,741,000 and $14,053,000 for the same periods.

  Liquidity and Capital Resources
  -------------------------------

  The Company's liquidity position as measured by cash related to continuing operations decreased $921,000 during the nine months to a balance of $6,626,000 at March 31, 1995. Operating activities generated $1,470,000 in the first nine months of fiscal 1995 compared to $465,000 generated in the prior year. The increase in cash generated by operating activities is primarily the result of less cash paid to suppliers and employees as well as reduced interest and income taxes paid during the nine months partially offset by less cash received from customers. Cash of $834,000 was used by investing activities during the nine months this year as compared to $4,486,000 generated last year. The cash generated by investing activities last year includes cash provided by the sale of Global. Cash of $1,667,000 was used in financing activities during the first nine months of the year, compared to $6,423,000 used for financing activities last year. In fiscal year 1995, approximately $1,103,000 of the $1,667,000 was used to repurchase common stock of the Company (discussed below) and $536,000 was paid as a dividend to stockholders (discussed below). In the prior year, $710,000 was used for treasury stock repurchases, $992,000 for dividends to stockholders and approximately $4,000,000 for debt repayment in excess of borrowings.

  No major commitments for capital expenditures existed at March 31, 1995. The Company's current capital needs can be supplied from operations and from its cash and temporary cash investments of $6,626,000.

  On September 16, 1994, the Company paid a $.12 per common share cash dividend to stockholders of record on August 26, 1994.

                             HATHAWAY CORPORATION
                             --------------------


  During fiscal 1994, the Company's Board of Directors approved a public stock repurchase program whereby the Company may use up to $500,000 to repurchase its common stock from stock available on the NASDAQ National Market System. Such repurchased stock is being retained by the Company in its treasury. As of March 31, 1995, 31,400 shares had been repurchased under this program for approximately $99,000.

  In addition to the public stock repurchase program, the Board of Directors approved an employee stock repurchase program whereby the Company may use up to $1,000,000 to repurchase its common stock from its employees at the current market value. During fiscal 1995, the Company repurchased 17,867 shares for approximately $60,000. As of March 31, 1995, the Company had repurchased 236,034 shares for approximately $787,000, including 90,000 shares purchased from an officer of the Company, the proceeds of which were primarily used to repay a loan from the Company.

  During the first quarter, the Board of Directors approved two special stock repurchases. The Company purchased 141,000 shares of the Company's common stock from a significant non-affiliated shareholder at a price equal to the then fair market value totaling $441,000. The Company also repurchased 132,000 shares from a non-employee director of the Company at a price equal to the then fair market value which totaled $478,000. All repurchased stock is being retained by the Company in its treasury.

  Combined with previous purchases, the Company held treasury stock with a total cost of $3,556,000 as of March 31, 1995.

  During the second quarter, the Board of Directors approved a loan of up to $35,000 to be made by the Company after November 30, 1994 to a non-employee member of the Board of Directors. The loan will be made for the purpose of purchasing Hathaway common stock available on the NASDAQ National Market System.

  Price Levels and the Impact of Inflation
  ----------------------------------------

  Prices of the Company's products have not increased significantly as a result of inflation during the past several years, primarily due to its competition. The effect of inflation on the Company's costs of production has been minimized through production efficiencies and lower costs of materials. The Company anticipates that these factors will continue to minimize the effects of any foreseeable inflation and other price pressures from the industries in which it operates. As the Company's manufacturing activities mainly utilize semi-skilled labor, which is relatively plentiful in the areas surrounding the Company's production facilities, the Company does not anticipate substantial inflation-related increases in the wages of the majority of its employees.

                             HATHAWAY CORPORATION


PART II.  OTHER INFORMATION

Item 1.  Legal Procedures
         ----------------

(a) Reference is made to Note 5 in the Form 10-Q Quarterly Report for the quarter ended March 31, 1995 and Note 12 in the Registrant's Annual Report to Stockholders for the period ended June 30, 1994, herein incorporated by reference to this report.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         (1) Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1994 Annual Report to Stockholders.

(b)      Reports on Form 8-K

         (1) There were no reports on Form 8-K filed for the nine months ended March 31, 1995.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HATHAWAY CORPORATION
                                             -----------------------------

DATE: May 12, 1995                       By: /s/ Richard D. Smith
      ------------                           -----------------------------
                                             Executive Vice President,
                                             Treasurer, Secretary and Chief
                                             Financial and Accounting Officer