Form 10-K
period 1995-06-30
HATHAWAY CORP
filed 1995-09-27
CIK 46129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        FOR the year ended June 30, 1995

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                   to

                             Commission File Number
                                     0-4041

                             HATHAWAY CORPORATION
             (Exact name of registrant as specified in its charter)

                COLORADO                                  84-0518115
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

        8228 PARK MEADOWS DRIVE
          LITTLETON, COLORADO                               80124
(Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code: (303) 799-8200 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: Common Stock
                                                                (no par value)

                          COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

The check mark below indicates whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X    No
           ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock, as of September 1, 1995, was: $8,065,041.

The number of shares outstanding of the registrant's only class of common stock, as of September 1, 1995, was: 4,265,583.

                      Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement dated September 29, 1995 are incorporated by reference in Part III of this Report. The Registrant's Fiscal Year 1995 Annual Report is incorporated by reference in Parts 1 and II of this Report.


================================================================================

                             HATHAWAY CORPORATION
                                   FORM 10-K
                       FOR THE YEAR ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


FORM 10-K                                                                 PAGE
ITEM NO.                                    DESCRIPTION                  NUMBER
- ----------                                  -----------                  ------

PART I.

Item 1.      Business....................................................    1

Item 2.      Properties..................................................    5

Item 3.      Legal Proceedings...........................................    6

Item 4.      Submission of Matters to a Vote of Security Holders.........    6

PART II.

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    6

Item 6.      Selected Financial Data.....................................    7

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    7

Item 8.      Financial Statements and Supplementary Data.................    7

             Report of Independent Public Accountants....................    8

Item 9.      Disagreements on Accounting and Financial Disclosure........    9

PART III.

Item 10.     Directors and Executive Officers of the Registrant..........    9

Item 11.     Executive Compensation......................................    9

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................    9

Item 13.     Certain Relationships and Related Transactions..............    9

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K....................................................    9

             Signatures..................................................   16

             Financial Statement Schedule................................   17

                                     PART I

ITEM 1.  BUSINESS.

     INTRODUCTION

     Hathaway Corporation (the Company) was organized under the laws of Colorado in 1962. At the end of fiscal year 1995 (ended June 30, 1995), the Company had two wholly-owned subsidiaries, Hathaway Systems Corporation (HSC) and subsidiaries and Computer Optical Products, Inc. As used herein, the "Company" refers to both the Company and its wholly-owned subsidiaries. The Company's executive offices are located at 8228 Park Meadows Drive, Littleton, Colorado 80124 (telephone number (303) 799-8200).

     PRINCIPAL BUSINESSES

     The Company is engaged in the business of designing, manufacturing and selling advanced electronic instrumentation products to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. Prior to the sale of the Company's Application Software Segment effective January 31, 1994, the Company also developed and marketed application software for the IBM marketplace.

                          ELECTRONIC INSTRUMENTATION

     Power and Process Instrumentation. Power monitoring and control systems are comprised of systems and instrumentation used to monitor and control the operations of power generating, transmission and distribution facilities of electric utility and process control companies, to provide the means to remotely monitor and control power utility substations, and to test circuit breakers and calibrate instruments used by electric utility and process control companies.

     HSC operates three separate product divisions - Hathaway Systems, Hathaway Automation Technology and Hathaway Process Instrumentation (previously named Hathaway/Denver, Systems Northwest, and Beta Products, respectively) - and three subsidiaries - Hathaway, Inc., Hathaway Systems Limited and Hathaway Instruments Limited - engaged in the development, manufacturing and marketing of power monitoring and control systems and process instrumentation.

     The Hathaway Systems Division, located in Littleton, Colorado, manufactures monitoring systems which provide a graphic waveform record of the performance of electric power systems during periods of recovery from faults and disturbances. These fault recording systems are sold primarily to electric utility companies who use the data obtained to assure the proper operation and reliability of the bulk power system. The Hathaway Systems Division also markets fault location and circuit breaker monitoring instrumentation.

     Hathaway Process Instrumentation manufactures and markets monitoring systems which provide either visual annunciation and/or printed messages whenever a monitored "point" changes from an existing state. These systems are called visual annunciators and sequential event recorders (SER's). Visual annunciators and SER's are sold to electric utility companies and the process industry in general. Visual annunciators provide both visual and audible alert signals whenever a process variable goes into an alarm state. SER's provide a printed message whenever a monitored "point" changes state. The number of points monitored may range from 32 to 5,000 points from an existing state in large generating plants. Hathaway Process Instrumentation also manufactures and sells combined annunciator/SER systems with distributed architecture (which significantly reduces installation costs) for power plant application. In addition, Hathaway Process Instrumentation produces calibrators and a pneumatic calibrator model and has the exclusive rights to a line of pressure calibrators trademarked Betagauge. These units, like the other products, are very accurate and easy to use.

     Hathaway Automation Technology is a leading manufacturer of Remote Terminal Units (RTUs) for Supervisory Control and Data Acquisition (SCADA) systems and Energy Management Systems (EMS). RTUs are located in power substations or on utility poles and electronically report power system measurements and status to a central computer system. The primary mission of these systems is to present the state of the power system to power dispatch personnel, and to allow them to remotely effect changes in its configuration or operation to maintain efficient and continuous delivery of power. Hathaway Automation Technology has four distinct series of RTUs in current production, covering applications from small poletop units to the largest and most complex substations.

     In fiscal year 1991, HSC acquired 100% of the common stock of Wodex Technology, Inc. (Wodex) of Toronto, Canada, a company engaged in the design, manufacture, and sale of a full line of power transducers to the process and power utility industries. In fiscal year 1992, HSC acquired the net assets of Promac, Inc. (Promac) of Toronto, Canada, a company engaged in the design, manufacture and sale of a full line of calibrators and signal conditioning products which are sold to the process industry. In March 1992, the Wodex operation relocated to the Promac facility and in July 1992, HSC merged Promac and Wodex into a new wholly-owned subsidiary named Hathaway, Inc. This subsidiary continues to design, manufacture and sell a full line of calibrators, signal conditioning products and power transducers.

     During fiscal years 1991 and 1992, HSC acquired the common stock of Circuits and Systems Design Limited, a Northern Ireland headquartered supplier of products that are sold to the power utility industry. The operation was subsequently named CSD Hathaway Limited (CSD), and in fiscal year 1995 was renamed Hathaway Systems Limited. Hathaway Systems Limited designs, manufacturers and sells fault and disturbance monitoring and circuit breaker testing and monitoring equipment to major power utility companies located throughout the world. The combined product offerings of Hathaway Systems Limited and Hathaway Systems Division strengthens the Company's position as one of the world's leading suppliers of fault and disturbance monitoring equipment in the world.

     In September 1992, HSC formed two new wholly-owned subsidiaries. Hathaway Advanced Power Limited (HAP), located in Belfast, Northern Ireland, focuses on the development of new product technology for the power industry. Hathaway Instruments Limited (HIL), located in Hoddesdon, England, assumed responsibility for the design, manufacture and sale of fault location instruments previously performed by Hathaway Systems Limited. As of June 30, 1994, the net assets of HAP were sold to the management of HAP for the net book value of the assets, which approximated market value.

     In fiscal year 1994, the Company made investments in two Chinese joint ventures. In December 1993, the Company acquired 25% of Zibo Kehui Electric Company Ltd. (Kehui), located in Zibo, China. Kehui designs, manufactures and sells cable and overhead line fault location and other test instruments within China. Under the joint venture agreement, the Company will sell these products outside of China. During the third quarter of fiscal 1994, the Company acquired 25% of Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), located in Beijing, China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems within China. The Company will sell these products outside of China.

     In fiscal year 1995, the Company committed to acquire a 40% interest in Hathaway Power Monitoring Systems Company, Ltd. (HPMS), located in Wuhan, China. This acquisition is subject to the approval of the Chinese government. HPMS will design, manufacture and sell, under a license from Hathaway, instrumentation products designed by Hathaway, to electric power companies in China and Chinese-owned contractors.

     Motion Control Instrumentation. Hathaway's motion control products include direct current (brush and brushless) motors, optical encoders, servo amplifiers and fiber optic encoders which suit a wide range of applications in the industrial, medical, military and aerospace sectors. The products are also used by manufacturers of analytical instruments and computer peripherals.

     Hathaway's motion control business is organized into two divisions and one subsidiary: Hathaway Motion Control, Hathaway Motors and Instruments and Computer Optical Products, Inc., respectively.

     The Hathaway Motors and Instruments Division in Tulsa, Oklahoma, manufactures precision direct-current fractional horsepower motors with .8" to 4.0" diameters and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general purpose instrumentation products.

     Optical encoders are manufactured by Computer Optical Products, Inc., in Chatsworth California. An optical encoder determines the speed of various mechanical parts within computer printers and plotters and analytical instruments. In plotters, the encoder is used to control the position of the x and y axis pins. The primary markets for the optical encoders are industrial, medical and computer peripheral manufacturers.

     In order to optimize the profitability of the motor/encoder assemblies, the Company also manufactures encoder-compatible precision direct-current fractional horsepower motors from in its Computer Optical Products, Inc. facility. The 1" to 4" diameter motors are sold separately or are combined with optical encoders for sale as an assembly. The primary markets are computer peripheral manufacturers, instrumentation and industrial equipment manufacturers and military applications.

     The Fiberoptics Division of Computer Optical Products designs, manufactures and markets fiberoptic-based encoders with characteristics suited for industrial, aerospace and military environments. Fiberoptical encoders are immune to radio frequency interference and electromagnetic pulses and will tolerate temperatures to 300(degrees)C. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

     The Hathaway Motion Control Division was formed to pursue market opportunities for brushless direct current motors, servo amplifiers and related system components. The division serves both domestic and foreign industrial, medical, automotive and military/aerospace markets in a diverse range of applications.

                              APPLICATION SOFTWARE

     Effective January 31, 1994, the Company sold its Application Software Segment, Global Software, Inc. (Global), to the senior management of Global. Global, formerly a wholly-owned subsidiary, was originally acquired in May, 1985 and is headquartered in Raleigh, North Carolina. The sale resulted in a net after tax gain of $4,023,000. The Company received a cash payment of $6,803,000, of which a portion was used to repay $3,000,000 of the Company's long-term debt and to pay a special $.10 per share dividend to stockholders totaling $495,000. The remaining proceeds were used to pay the expenses and income taxes which resulted from the sale and for the other general operating activities. Global's operating results are presented in Note 3 to Consolidated Financial Statements in the 1995 Annual Report.

     Global developed, marketed and supported integrated business application software and provided consulting and programming services to the IBM and IBM-compatible mainframe or IBM AS/400 mid-range computer markets. Global sold and serviced its products primarily to large and mid-sized companies in the health care, manufacturing, textile/apparel, insurance, service and other industries.

     AVAILABILITY OF RAW MATERIALS

     All parts and materials used by the company are in adequate supply. No significant parts or materials are acquired from a single source.

     SEASONALITY OF THE BUSINESS

     The Company's business is not of a seasonal nature.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company considers all of its operations to be in one industry segment - electronic instrumentation.

     PRODUCT DISTRIBUTION AND OTHER INFORMATION

     Product Distribution and Principal Markets. In addition to its own marketing and sales force, the Company has developed a worldwide network of independent sales representatives and agents to market its various product lines.

     Historically, the principal market for the Company's products has been the power and process industries. Since fiscal year 1991, however, with the acquisition of subsidiaries, development of new products and the expansion of existing products to other industrial applications, the Company has penetrated a variety of markets. The Company faces competition in all of its markets, although the number of competitors varies depending upon the product. The Company believes there are only a small number of competitors in the power and process markets, but there are numerous competitors in the motion control market. The Company believes it is the world's leading manufacturer of electric power fault recording equipment, with approximately 30% of the world market in the last fiscal year. No clear market share data is available for the Company's other product areas. Competition involves primarily product performance and price, although service and warranty are also important.

     Two significant changes in the power industry have recently had an impact on the domestic and European power instrumentation markets. In October of 1992, the Energy Policy Act of 1992 became law in the United States and is causing increased competition among the domestic electric utility companies. The Act requires power companies to transmit competitors' power across their own power networks and allows them to compete with each other for sales to major customers across the United States. In March of 1990, the government owned utility company in the United Kingdom was privatized in order to increase competition throughout the United Kingdom power industry (a major foreign market of the Company). The Energy Policy Act in the United States and privatization in the United Kingdom has led to downsizing and cost reductions by most utility companies and, accordingly, has currently reduced the demand for power instrumentation products. It is uncertain how long this trend will continue, but utilities will have to increase purchases of instrumentation that protect and monitor their systems in order to maintain the high quality of power provided to the consumer. The Company plans to continue introducing new products in fiscal year 1996 which will help power companies achieve lower operating costs and improve the reliability of their power.

     Government Sales from Continuing Operations. Approximately $280,000 of the Company's backlog from continuing operations as of June 30, 1995 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

     Sales to Large Customers. During fiscal 1995, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

     Export Sales from Continuing Domestic Operations and Foreign Operations. The information required by this item is set forth in pages 17 and 23 of the Company's 1995 Annual Report and is incorporated herein by reference.

     Sales Backlog. The backlog of the Company's continuing operations at June 30, 1995 consisted of sales orders totaling approximately $8,878,000. The Company expects to ship goods filling $8,314,000 of those purchase orders within fiscal 1996. This compares to a backlog from continuing operations of $8,868,000 at June 30, 1994, of which $8,340,000 was scheduled for shipment is fiscal 1995.

     The Company's expenditures on engineering and development for continuing operations were $3,616,000 in fiscal 1995, $4,111,000 in fiscal 1994 and $4,411,000 in fiscal 1993. Of these expenditures, no material amounts were charged directly to customers.

     The Company currently maintains inventory levels adequate for its short-term needs based upon present levels of production. The Company considers the component parts of its different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

     No pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls.

     As of the end of fiscal 1995, the Company had approximately 363 full-time employees.

     Patents, Trademarks, Licenses, Franchises, and Concessions. The Company holds several patents and trademarks regarding components used by the various subsidiaries; however, none of these patents and trademarks are considered to be of major significance.

     Executive Officers. The Executive Officers of the Company are:

     Mr. Eugene E. Prince, 63, has been President of the Company since October 1975, was appointed Chief Executive Officer in September 1976, and was appointed Chairman of the Board of Directors in January 1981.

     Mr. Richard D. Smith, 48, has been the Company's Treasurer and Chief Financial Officer since June 1983. From June 1983 until March 1986, Mr. Smith was the Company's Secretary, and from March 1986 to January 1990 he was the Company's Assistant Secretary. Since January 1990, Mr. Smith has resumed the responsibilities of Secretary. Mr. Smith also served as the Company's Vice President of Finance from June 1983 until August 1993. In August 1993, Mr. Smith was made an Executive Vice President of the Company.

     Each of the above officers is elected for a term of one year.

ITEM 2.  PROPERTIES.

     The Company's corporate administration offices, the corporate office of HSC and the principal office and main plant facility of the Hathaway Systems Division of HSC is located at 8228 Park Meadows Drive, Littleton, Colorado, and contains 31,152 square feet. The division relocated to this facility in October 1989 under a seven-year lease with an option to renew for an additional five-year term.

     The Hathaway Automation Technology Division of HSC leases 16,155 square feet of office and manufacturing facility at 7661 South 180th Street, Kent, Washington. The four-year lease term commenced July 1, 1995 and expires June 30, 1999.

     The Process Instrumentation Division leases 28,585 square feet of office and manufacturing space at 1840 Hutton Drive, Carrollton, Texas. This lease expires on February 28, 1999.

     Hathaway, Inc. leases 16,189 square feet of office and manufacturing/warehouse space located at 370 Tapscott Road, Scarborough, Ontario, Canada. The lease expires on January 31, 1997.

     Hathaway Systems Limited currently leases two major facilities located in Northern Ireland. 17,300 square feet of administration, sales, engineering and manufacturing space has been leased at Wildflower Way/Apollo Road in Belfast for a 10-year term which expires in 2002. 9,000 square feet of manufacturing space has been leased at 64 South Street, Newtonards, Northern Ireland; this three-year lease expires on December 31, 1997.

     In February 1993, HAP entered into a five-year lease at 20 Wildflower Way, Belfast, Northern Ireland. Prior to the sale of HAP on June 30, 1994, the 4,500 square feet were used for administration and engineering. The Company is currently attempting to sublease the space.

     During fiscal 1993, HIL took over Hathaway Systems Limited's office lease on Brewery Road in Hoddesdon, Hertfordshire, England. This lease for 2,800 square feet expires in 2007.

     The Motors and Instruments Division has a lease for approximately 7,650 square feet of office and manufacturing space located at 10816 East Newton Street, Tulsa, Oklahoma. The current lease term expires December 31, 1995. Management believes this lease can be renewed on terms and conditions similar to the current lease.

     The Motion Control Division leases 12,555 square feet of office and manufacturing space located at 10002-B East 43rd Street South, Tulsa, Oklahoma. The two-year lease term commenced August 1, 1995 and expires July 31, 1997, with an option to renew on similar terms for three more years.

     Computer Optical Products, Inc. leases one facility in Chatsworth, California. In May 1994, the subsidiary entered into a three-year lease commencing June 1, 1994 with two one-year renewal options. The 10,560 square feet at 9305/09 Eton Avenue houses Computer Optical Products, including the Fiberoptics Division.

     The Company's management believes the above described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at or near full capacity, except as noted.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has been named as a defendant in certain actions that have arisen out of the ordinary course of business. Management, based upon the advice of the Company's legal counsel, believes the actions are without merit and will not have a significant adverse effect on the Company's consolidated financial position. For additional information, see the discussion under the section entitled "Certain Litigation" (page 11) in the Company's definitive Proxy Statement dated September 29, 1995 (the Proxy Statement), which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Hathaway Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on September 1, 1995 was 788.

     The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the NASDAQ National Market System, as reported by NASDAQ.

                                     Price Range
                      Dividends   ------------------
                      Per Share     High       Low
                      ---------   --------   -------
FISCAL 1994
First Quarter.......    $0.105     $3.63      $2.38
Second Quarter......       --       3.50       2.63
Third Quarter.......     0.100      3.50       2.88
Fourth Quarter......       --       4.00       2.38
- ----------------------------------------------------
FISCAL 1995
First Quarter.......    $0.120     $4.13      $3.13
Second Quarter......       --       3.88       2.75
Third Quarter.......       --       3.13       2.25
Fourth Quarter......       --       3.13       2.38

     The Bid and Asked quotations as published by NASDAQ reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On August 10, 1995, the Company's Board of Directors declared a cash dividend of $.10 per common share payable on September 15, 1995 to stockholders of record on August 25, 1995.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes data from the Company's annual financial statements for the years 1991 through 1995 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in the 1995 Annual Report. See Item 1 in the Business section of this report and Notes 2 and 3 to Consolidated Financial Statements in the 1995 Annual Report for discussion of acquisitions and dispositions of business operations.


FOR THE FISCAL YEARS ENDED                      1995       1994       1993       1992       1991
                                              -------    -------    -------    -------    -------
                                                (in thousands of dollars except per share data)
Net income (loss) from continuing
 operations.................................  $   842    $   955    $    23    $ 2,064    $  (838)
Net income (loss) from operations of
 divested segment and divested operation....      --         885        958       (323)     3,325
Gain on sale of segment.....................      --       4,023        --         --         --
Net income (loss)...........................      842      5,863        981      1,741      2,487
Net revenues from continuing operations.....   39,838     43,028     45,741     42,806     27,809
Fully diluted earnings (loss) per share:
    Continuing operations...................     0.19       0.19        --        0.45      (0.19)
    Operations of divested segment and
     divested operation.....................      --        0.18       0.21      (0.07)      0.72
    Sale of segment.........................      --        0.81        --         --         --
    Net income (loss).......................     0.19       1.18       0.21       0.38       0.53
Cash dividends:
    Per share...............................     0.12      0.205        --         --         --
    Total amount paid.......................      536        992        --         --         --
Total assets at June 30.....................   23,312     24,432     28,326     27,763     28,629
Total long-term debt at June 30.............    2,144      2,298      5,819      6,953      7,912


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is set forth in pages 27 through 31 of the Company's 1995 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in pages 9 through 26 of the Company's 1995 Annual Report and is incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hathaway Corporation's 1995 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated July 31, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
July 31, 1995.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed its accounting or auditing firm during the past 24 months, nor has it had any material disagreements with its accountants or auditors regarding any accounting or financial statement disclosure matters.


                                   PART III

     The information required by Part III is included in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item is set forth in the sections entitled "Election of Directors" (page 2),"Executive Officers" (page 3) and
"Compliance with Section 16(a) of the Securities Exchange Act of 1934" (page 10) in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is set forth in the section entitled "Executive Compensation" (pages 5 through 9) in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" (pages 4 and 5) in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since July 1, 1994, the Company has not entered into any material related party transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     I. FINANCIAL STATEMENTS. The information required by this item and detailed below is included in the 1995 Annual Report (pages 9 through 26) and is incorporated herein by reference.

     Consolidated Balance Sheets as of June 30, 1995 and June 30, 1994.

     Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1995.

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1995.

     Consolidated Statements of Stockholders' Investment for each of the years in the three-year period ended June 30, 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

     II.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is included in this report:

             Schedule                     Subject
          --------------    -----------------------------------
                II           Valuation and Qualifying Accounts

     Financial statement schedules, other than those listed above, are omitted because they are either not applicable or not required, or because the information sought is included in the Consolidated Financial Statements or the Notes thereto within the 1995 Annual Report.

     III.  EXHIBITS

     Exhibit Index, regarding exhibits filed in accordance with Item 601, is at Page 11, hereof.

     IV.  REPORTS ON FORM 8-K.

     The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 1995.

                                  EXHIBIT INDEX

Exhibit No.                                      Subject                                        Page
- -----------                                      -------                                        ----

    3.1      Restated Articles of Incorporation.                                                 *

    3.2      Amendment to Articles of Incorporation, dated September 24, 1993.                   *

    3.3      By-laws of the Company adopted August 11, 1994.                                     *

    4        Rights Agreement between Hathaway Corporation and Bank of America National          *
             Trust and Savings Association, dated June 15, 1989. Incorporated by reference to the Company's 1989 Annual Report and Form 10-K for the fiscal year ended
             June 30, 1989.

    10.1     Amendment No. 1 to Warrant to Purchase Common Stock of Hathaway                     *
             Corporation granted to Household Commercial Financial Services, Inc., dated as of June 15, 1987. Incorporated by reference to Exhibit 10c(iii) to the
             Company's 1989 Annual Report and Form 10-K for the fiscal year ended June
             30, 1989.

    10.2     Amendment No. 1 to Warrant to Purchase Common Stock of Hathaway                     *
             Corporation granted to Ford Motor Credit Company, dated as of June 15, 1987.
             Incorporated by reference to Exhibit 10c(iv) to the Company's 1989 Annual
             Report and Form 10-K for the fiscal year ended June 30, 1989.

    10.3     Severance Agreement dated June 15, 1989 between Hathaway Corporation and            *
             Eugene E. Prince. Incorporated by reference to Exhibit 10n(i) to the
             Company's 1989 Annual Report and Form 10-K for the fiscal year ended June
             30, 1989.

    10.4     Severance Agreement dated June 15, 1989 between Hathaway Corporation and            *
             Richard D. Smith. Incorporated by reference to Exhibit 10n(ii) to the
             Company's 1989 Annual Report and Form 10-K for the fiscal year ended June
             30, 1989.

    10.5     Lease Agreement between Vantex Management Company, Inc. and Hathaway                *
             Corporation dated June 2, 1989. Incorporated by reference to Exhibit 10s to the
             Company's 1989 Annual Report and Form 10-K for the fiscal year ended June
             30, 1989.

    10.6     Lease Agreement between Circuits and Systems Design Limited and Department of       *
             Economic Development (Northern Ireland) dated April 7, 1992. Incorporated by reference to Exhibit 10(iii)D to the Company's 1992 Annual Report and Form 10-K
             for the fiscal year ended June 30, 1992.

    10.7     The Hathaway Corporation Amended 1980 Non-Incentive Stock Option Plan.              *
             Incorporated by reference to the Company's Form S-8 filed August 3, 1981.

    10.8     The 1983 Incentive and Non-Qualified Stock Option Plan dated September 22, 1983.    *
             Incorporated by reference to the Company's Form S-8 filed May 10, 1984.

    10.9     Amendment to the 1983 Incentive and Non-Qualified Stock Option Plan dated           *
             January 4, 1989. Incorporated by reference to the Company's Form S-8 filed
             October 25, 1990.


Exhibit No.                                      Subject                                        Page
- -----------                                      -------                                        ----

   10.10     The 1989 Incentive and Non-Qualified Stock Option Plan dated August 10, 1989.       *
             Incorporated by reference to the Company's Form S-8 filed October 25, 1990.

   10.11     The 1991 Incentive and Non-Statutory Stock Option Plan dated September 19,          *
             1991. Incorporated by reference to the Company's Form S-8 filed January 8, 1992.

   10.12     Management Incentive Bonus Plan for the fiscal years ending June 30, 1993 and       *
             1994. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

   10.13     Joint Venture Agreement between Zibo Kehui Electric Company and Hathaway            *
             Instruments Limited, for the establishment of Zibo Kehui Electric Company Ltd., dated July 25, 1993.

   10.14     Letter of Intent dated July 27, 1993 by the Global Management Group to acquire      *
             100% of the issued and outstanding shares of Global Software, Inc. from
             Hathaway Corporation. Incorporated by reference to Exhibit 10.17 to the Company's
             Form 10-K for the fiscal year ended June 30, 1993.

   10.15     Employment Agreement between Hathaway Corporation and Eugene E. Prince, dated       *
             July 1, 1993.

   10.16     Employment Agreement between Hathaway Corporation and Richard D. Smith, dated       *
             July 1, 1993.

   10.17     Loan and Security Agreement dated August 2, 1993 between Hathaway Corporation,      *
             certain subsidiaries of Hathaway Corporation and Marine Midland Business Loans,
             Inc. Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

   10.18     Loan Facility Agreement dated August 2, 1993 between CSD Hathaway Limited and       *
             Forward Trust Limited. Incorporated by reference to Exhibit 10.19 to the
             Company's Form 10-K for the fiscal year ended June 30, 1993.

   10.19     Reimbursement Agreement dated August 2, 1993 between CSD Hathaway Limited and       *
             Marine Midland Business Loans, Inc. Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

   10.20     Promissory Note from Eugene E. Prince to Hathaway Corporation, dated                *
             October 27, 1993.

   10.21     Promissory Note from Richard D. Smith to Hathaway Corporation, dated                *
             October 26, 1993.

   10.22     Promissory Note from Bruce B. Brundage to Hathaway Corporation, dated               *
             October 27, 1993.



Exhibit No.                                      Subject                                        Page
- -----------                                      -------                                        ----
   10.23     Plan and Agreement of Merger by and between Ronald J. Kupferman, William H.         *
             Burnette, Michael R. Merwarth, Global Management Group, Inc., Global Software,
             Inc. and Hathaway Corporation, dated December 15, 1993. Incorporated by reference to the Company's Form 8-K filed December 20, 1993.

   10.24     Joint Venture Contract between Si Fang Protection and Control Company Limited       *
             and Hathaway Corporation for the establishment of Beijing Hathaway Si Fang
             Protection and Control Company, Ltd., dated March 2, 1994.

   10.25     Assignment and Assumption of Lease Agreement, Letter Agreement, Collateral          *
             Assignment and Amendment to Lease Agreement between Trammel Crow Company
             No. 91, Petula Associates, Ltd., Symantec Corporation and Hathaway Systems
             Corporation-Beta Products Division, dated June 1, 1994.

   10.26     Agreement for Sale of Business by and between Hathaway Advanced Power Limited,      *
             Kelman Limited, Hathaway Systems Corporation and John E. Cunningham, dated
             July 27, 1994.

   10.27     Management Incentive Bonus Plan for the fiscal year ended June 30, 1995.

   10.28     Management Incentive Bonus Plan for the fiscal year ending June 30, 1996.

   10.29     Joint Venture Contract between Wuhan Electric Power Instrument Factory, Beijing
             Huadian Electric Power Automation Corporation and Hathaway Corporation for the
             establishment of Hathaway Power Monitoring Systems Company, Ltd., dated
             June 12, 1995.

   10.30     Technology License Contract between Wuhan Electric Power Instrument Factory and
             Beijing Huadian Electric Power Automation Corporation on behalf of Hathaway
             Power Monitoring Systems Company, Ltd. and Hathaway Corporation, dated
             June 12, 1995.

   10.31     Supplementary Agreement between Wuhan Electric Power Instrument Factory, Beijing
             Huadian Electric Power Automation Corporation and Hathaway Corporation, dated
             August 30, 1995.

   13        1995 Annual Report.

   21        List of Subsidiaries.

   22        Definitive Proxy Statement, dated September 29, 1995 for the Registrant's 1995      *
             Annual Meeting of Shareholders.

   23        Consent of ARTHUR ANDERSEN LLP.

  -----------

* These documents have been filed with the Securities and Exchange Commission, and are incorporated herein by reference.

                     SUBSIDIARIES OF HATHAWAY CORPORATION

1)  Hathaway Systems Corporation, a Colorado corporation.

2)  Computer Optical Products, Inc., a Colorado corporation.

3)  Hathaway, Inc., a Canadian corporation.

4)  Hathaway Systems Limited, a Northern Ireland corporation.

5)  Hathaway Instruments Limited, a United Kingdom corporation.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report dated July 31, 1995 incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8
(No. 2-73235) of the Hathaway Corporation Amended 1980 Non-Incentive Stock Option Plan dated August 3, 1981, into the Registration Statement on Form S-8 (No. 2-90687) of the 1983 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated May 10, 1984, into the Registration Statement on Form S-8 (No. 3344998) of the 1992 Employee Stock Purchase Plan of Hathaway Corporation dated January 8, 1992, into the Registration Statement on Form S-8 (No. 33-37473) of the 1989 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated October 25, 1990, and into the Registration Statement on Form S-8 (No. 3344997) of the 1991 Incentive and Non-Statutory Stock Option Plan of Hathaway Corporation dated January 8, 1992.



                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
September 26, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HATHAWAY CORPORATION


                                         By  /s/ Eugene E. Prince
                                         --------------------------------
                                         Eugene E. Prince
                                         President, Chief Executive
                                         Officer and Chairman of the
                                         Board of Directors

                                         Date:  September 26, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signatures                        Title                     Date
         ----------                        -----                     ----
  /s/ Eugene E. Prince          President, Chief Executive    September 26, 1995
- ----------------------------      Officer, and Chairman of
      Eugene E. Prince            the Board of Directors


  /s/ Richard D. Smith          Executive Vice President,     September 26, 1995
- ----------------------------      Treasurer, Secretary and
      Richard D. Smith            Chief Financial Officer
                                  (Chief Accounting Officer)


 /s/ George J. Pilmanis         Director                      September 26, 1995
- ----------------------------
     George J. Pilmanis


   /s/ Marvin J. Fein           Director                      September 26, 1995
- ----------------------------
       Marvin J. Fein


/s/ Chester H. Clarridge        Director                      September 26, 1995
- ----------------------------
    Chester H. Clarridge


 /s/ Graydon D. Hubbard         Director                      September 26, 1995
- ----------------------------
     Graydon D. Hubbard

                             HATHAWAY CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                               Balance at     Charged to    Deductions    Balance at
                              Beginning of    Costs and        from         End of
                                 Period        Expenses      Reserves       Period
====================================================================================
YEAR ENDED JUNE 30, 1995:
Reserve for bad debts.......    $394,000       $ 46,000      $135,000      $305,000
- ------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1994:
Reserve for bad debts.......    $463,000       $158,000      $227,000      $394,000
- ------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1993:
Reserve for bad debts.......    $212,000       $350,000      $ 99,000      $463,000
- ------------------------------------------------------------------------------------