Form 10-Q
period 1995-09-30
HATHAWAY CORP
filed 1995-11-14
CIK 46129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                          ----------------------------

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



      FOR THE QUARTER ENDED                     COMMISSION FILE NUMBER
       SEPTEMBER 30, 1995                                0-4041
          (UNAUDITED)
                            ------------------------

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



                          YES    X         NO
                               -----           -----


        Number of Shares of the only class of Common Stock outstanding:
                      (4,265,583 as of September 30, 1995)


================================================================================

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                              HATHAWAY CORPORATION
                              --------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                    Three months ended September 30, 1995
                    (Unaudited) and September 30, 1994 (Unaudited)........  1

                  Consolidated Balance Sheets
                    September 30, 1995 (Unaudited) and June 30, 1995......  2

                  Consolidated Statements of Cash Flows
                    Three months ended September 30, 1995 (Unaudited) and
                    Three months ended September 30, 1994 (Unaudited).....  3

                  Consolidated Statement of Stockholders' Investment
                    Three months ended September 30, 1995 (Unaudited).....  4

                  Notes to Consolidated Financial Statements (Unaudited)..  5

       Item 2.    Management's Discussion and Analysis of Operating
                  Results and Financial Position........................    7

PART II. OTHER INFORMATION

       Item 3.    Defaults Upon Senior Securities.......................    9

       Item 6.    Exhibits and Reports on Form 8-K......................    9

                             HATHAWAY CORPORATION
                             --------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                        ----------------------------------
                                                 1995              1994
                                        ----------------------------------
REVENUES                                         $ 7,511,000    $9,418,000
OPERATING COSTS AND EXPENSES:
  Cost of products sold                            4,898,000     5,387,000
  Selling                                          1,494,000     1,772,000
  General and administrative                       1,221,000     1,250,000
  Engineering and development                        941,000       879,000
  Amortization of intangibles                         62,000        62,000
                                        ----------------------------------
Total operating costs and expenses                 8,616,000     9,350,000
                                        ----------------------------------

Operating income (loss)                           (1,105,000)       68,000

OTHER INCOME (EXPENSES), NET:
  Gain on sale of contractual right                  165,000            --
   (Note 3)                                           89,000        77,000
  Interest and dividend income                       (51,000)      (50,000)
  Interest expense                                     3,000        43,000
  Other income, net
                                        ----------------------------------
Total other income, net                              206,000        70,000
                                        ----------------------------------
Income (loss) from continuing operations
   before income taxes                              (899,000)      138,000

Benefit (provision) for income taxes                 148,000       (48,000)
                                        ----------------------------------
NET INCOME (LOSS)                                $  (751,000)   $   90,000
                                        ==================================


PER SHARE AMOUNTS
Primary and fully diluted net income                  $(0.18)        $0.02
 (loss) per share
                                        ==================================
Shares used in computing primary per               4,287,000     4,604,000
 share amounts
                                        ==================================
Shares used in computing fully diluted             4,287,000     4,609,000
 per share amounts
                                        ==================================


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                          September 30,            June 30,
                                             1995                    1995
                                        -------------------------------------
                                              (Unaudited)

ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                          $ 5,311,000    $ 5,903,000
Marketable securities, current                       1,221,000      1,029,000
Trade receivables, net                               5,911,000      7,486,000
Inventories, net                                     5,059,000      4,469,000
Prepaid expenses and other                           1,568,000      1,313,000
                                        -------------------------------------
Total current assets                                19,070,000     20,200,000

Marketable securities, non-current                          --        200,000
Property and equipment, net                          1,801,000      1,798,000
Other                                                1,055,000      1,114,000
                                        -------------------------------------
Total assets                                       $21,926,000    $23,312,000
                                        =====================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
Long-term debt classified as current
 (Note 4)                                          $ 2,082,000    $        --
Accounts payable                                     1,607,000      1,308,000
Accrued liabilities                                  2,452,000      2,721,000
Other current liabilities                            1,081,000      1,266,000
                                        -------------------------------------
Total current liabilities                            7,222,000      5,295,000
Long-term debt                                              --      2,144,000
                                        -------------------------------------
Total liabilities                                    7,222,000      7,439,000

STOCKHOLDERS' INVESTMENT:
Common stock                                           100,000        100,000
Additional paid-in capital                           9,767,000      9,767,000
Loans receivable for stock                            (235,000)      (235,000)
Retained earnings                                    8,509,000      9,686,000
Cumulative translation adjustments                     226,000        218,000
Treasury stock                                      (3,663,000)    (3,663,000)
                                        -------------------------------------
Total stockholders' investment                      14,704,000     15,873,000
                                        -------------------------------------
Total liabilities and stockholders'
 investment                                        $21,926,000    $23,312,000
                                        =====================================

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                Three Months Ended
                                                   September 30,
                                        ----------------------------------
                                                 1995              1994
                                        ----------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)                                $ (751,000)  $    90,000
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation and amortization                      230,000       256,000
  Other                                               19,000        16,000
  Changes in assets and liabilities:
   (Increase) decrease in -
     Trade receivables, net                        1,683,000       790,000
     Inventories, net                               (604,000)      (21,000)
     Prepaid expenses and other                     (349,000)     (129,000)
   Increase (decrease) in -
     Accounts payable                                283,000       (23,000)
     Accrued liabilities and other                  (377,000)     (423,000)
                                        ----------------------------------
Net cash from operating activities                   134,000       556,000
                                        ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net             (181,000)     (348,000)
Investment in joint ventures                              --       (33,000)
                                        ----------------------------------
Net cash from investing activities                  (181,000)     (381,000)
                                        ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and
 long-term debt                                     (115,000)      (73,000)
Borrowings on line of credit and
 long-term debt                                           --        50,000
Dividends paid to stockholders                      (426,000)     (536,000)
Purchase of treasury stock                                --      (999,000)
Proceeds from exercise of stock options                   --        12,000
                                        ----------------------------------
Net cash from financing activities                  (541,000)   (1,546,000)
                                        ----------------------------------
EFFECT OF FOREIGN EXCHANGE RATE
 CHANGES ON CASH                                      (4,000)       49,000
                                        ----------------------------------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                        (592,000)   (1,322,000)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                              5,903,000     7,547,000
                                        ----------------------------------
CASH AND CASH EQUIVALENTS
 AT SEPTEMBER 30                                  $5,311,000   $ 6,225,000
                                        ==================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
               --------------------------------------------------
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)





                                  COMMON STOCK          ADDITIONAL                                            TREASURY STOCK
                           -------------------------     PAID-IN          LOANS              RETAINED   -------------------------
                               SHARES       AMOUNT       CAPITAL         RECEIVABLE/(1)/     EARNINGS    SHARES        AMOUNT
                           -------------------------------------------------------------------------------------------------------
Balances,
 June 30, 1995                 5,307,143    $100,000       $9,767,000        $(235,000)     $9,686,000    1,041,560    $(3,663,000)
Dividends paid to
 stockholders ($.10
  per share)                         ---         ---              ---              ---        (426,000)         ---            ---

Net loss for the
 three months ended
 September 30, 1995                  ---         ---              ---              ---        (751,000)         ---            ---
                           -------------------------------------------------------------------------------------------------------
Balances,
 September 30, 1995            5,307,143    $100,000       $9,767,000        $(235,000)     $8,509,000    1,041,560    $(3,663,000)
                           =======================================================================================================


(1) Loans receivable are from the Company's Leveraged Employee Stock Ownership Plan and Trust for $102,000 and from an officer of the Company for stock purchases totaling $133,000.


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

   Reference is made to the Notes to Consolidated Financial Statements in the Registrant's June 30, 1995 Annual Report, which is attached hereto, and Form 10-K which was previously filed. It is suggested that the Consolidated Financial Statements and related Notes to such statements, included in the June 30, 1995 Annual Report and Form 10-K, be read in conjunction with the Consolidated Financial Statements as of September 30, 1995, for which certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

   The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

   Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

2. Inventories
   -----------

   Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows:

                                          September 30,   June 30,
                                              1995          1995
                                        ----------------------------
Parts and raw materials, net                 $3,309,000   $2,898,000
Finished goods and work-in-process, net       1,750,000    1,571,000
                                        ----------------------------
                                             $5,059,000   $4,469,000
                                        ============================

3. Gain on Sale of Contractual Right
   ---------------------------------

   In July, 1995 the Company consummated an agreement with Global Software, Inc. (Global) and management of Global. Under the terms of the agreement, the Company received $165,000 in exchange for consenting to Global's proposed disposition of certain assets (See Note 3 in the June 30, 1995 Annual Report). In addition, the Company agreed to acknowledge that the disposition would not violate the terms of the original sale agreement, thereby giving up the contractual right to challenge the proposed disposition. The gain realized on the transaction was recorded in the first quarter of fiscal 1996.

                             HATHAWAY CORPORATION
                             --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             ------------------------------------------------------
                                  (UNAUDITED)


4. Default on Long-Term Debt
   -------------------------

   The Company's long-term financing agreement (Agreement) with Marine Midland Business Loans, Inc. (Midland) requires that the Company maintain monthly compliance with certain covenants related to tangible net worth, cash flow coverage and current ratios. (See Note 4 in the June 30, 1995 Annual Report). The Company failed to meet one of these covenants as of September 30, 1995. The Company's failure to meet the specified debt covenant constitutes an event of default under the Agreement. Pursuant to the Agreement, upon the happening of an event of default, Midland may declare any principal outstanding to be immediately due and payable, together with all interest thereon and applicable costs and expenses. Accordingly, the balance of the long-term debt has been classified as current as of September 30, 1995. To date, however, Midland has not declared the Company's indebtedness immediately due and payable. In addition, the Company is negotiating with Midland for a waiver of the covenant non-compliance, which would allow the Company to comply with the aforementioned debt covenant.

5. Dividend
   --------

   On September 15, 1995 the Company paid a cash dividend of $.10 per common share, or $426,000, to stockholders of record on August 15, 1995.

                             HATHAWAY CORPORATION
                             --------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   OPERATING RESULTS AND FINANCIAL CONDITION
                   -----------------------------------------


Operating Results
-----------------

  For the first quarter ended September 30, 1995, the Company recognized a net loss of $751,000 or $.18 per share, compared to net income of $90,000, or $.02 per share, for the same period last year. Revenues decreased 20% in the first quarter from $9,418,000 last year to $7,511,000 this year.

  The 20% decrease in revenues is due to a 31% decrease in revenues from our power and process instrumentation products, partially offset by a 26% increase in revenues from our motion control products. Sales of power and process instrumentation products decreased from $7,582,000, or 81% of total sales, in the first quarter of 1995 to $5,202,000, or 69% of total sales, in the first quarter of 1996. Sales of motion control products increased from $1,836,000, or 19% of total sales, in the first quarter of 1995 to $2,309,000, or 31% of total sales, in the first quarter of 1996.

  The decrease in sales of power and process instrumentation products is mainly attributable to the continuing cost reduction efforts being made throughout the power industry in response to the enactment of the Energy Policy Act of 1992, which facilitates competition among utility companies. The increase in sales of motion control products reflects continued growth of this market and increasing demand for this type of product.

  Sales to international customers decreased to $2,955,000, or 39% of total sales, in the first quarter of fiscal 1996 compared to $3,015,000, or 32% of total sales, in the same quarter of fiscal 1995. Of these foreign sales, $1,697,000 and $1,290,000 were export sales from domestic operations for the first quarter of 1996 and 1995, respectively. Domestic sales totaled $4,556,000 in the first quarter of fiscal 1996, compared to $6,403,000 in the first quarter of fiscal 1995.

  Cost of products sold as a percentage of revenues increased to 65 % for the first quarter of fiscal year 1996, compared to 57% for the same period last year. The increase is the result of a decrease in revenues due to changes in volume and pricing.

  Selling, general and administrative, and engineering and development expenses decreased 6% for the first quarter from $3,901,000 last year to $3,656,000 in the current year. The decrease reflects cost reduction efforts being made by the Company in response to the decrease in revenues.

  In July, 1995 the Company consummated an agreement with Global Software, Inc. (Global) and management of Global. Under the terms of this agreement, the Company received $165,000 in exchange for consenting to Global's proposed disposition of certain assets. In addition, the Company agreed to acknowledge that the disposition would not violate the terms of the original sale agreement, thereby giving up the contractual right to challenge the proposed disposition.
A gain of $165,000 was recorded in the first quarter of fiscal 1996 to account for the transaction.

  Liquidity and Capital Resources
  -------------------------------

  The Company's liquidity position as measured by cash decreased $592,000 during the quarter to a balance of $5,311,000 at September 30, 1995. Operating activities generated $134,000 in the first quarter of fiscal 1996 compared to $556,000 in the first quarter of fiscal 1995. The decrease in cash generated by operating activities is primarily the result of less cash received from customers during the quarter. Cash of $181,000 and $381,000 was used by investing activities during the quarters ended September 30, 1995 and

                             HATHAWAY CORPORATION
                             --------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
             OPERATING RESULTS AND FINANCIAL CONDITION (CONTINUED)
             -----------------------------------------------------


1994, respectively, primarily for the purchase of property and equipment. Cash of $541,000 was used in financing activities during the quarter, compared to $1,546,000 used for financing activities in the first quarter of last year. The decrease in cash used for financing activities is due primarily to $999,000 used for the purchase of treasury stock in the first quarter of fiscal 1995, whereas no cash was used for the repurchase of stock in the first quarter of fiscal 1996. The Board of Directors' decision to discontinue the public stock repurchase program was the primary reason for there being no stock repurchase activity in the first quarter of fiscal 1996.

  The Company's non-compliance with one debt covenant as of September 30, 1995 represents a major possible commitment for use of funds at September 30, 1995. The debt balance of $2,082,000 at September 30, 1995 has been classified as current in order to reflect the possibility that Midland could declare the entire balance immediately due and payable. If Midland does declare the balance immediately due and payable, the Company's cash and cash equivalents of $5,311,000 at September 30, 1995 could be used to satisfy the obligation. However, the company is negotiating with Midland for a waiver which would allow the Company to comply with the specified debt covenant and, therefore, to maintain the scheduled debt maturities.

The Company's other current capital needs can be supplied from operations, cash and cash equivalents, and $1,221,000 in marketable securities scheduled to mature within the coming year. If the waiver mentioned above is obtained from Midland, $1,786,000 would be available under the Company's line of credit with Midland.

                             HATHAWAY CORPORATION
                             --------------------

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.  Defaults Upon Senior Securities
         -------------------------------

(a) The information required by this item is set forth in Note 4 to Consolidated Financial Statements contained in this Form and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         (1) Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1995 Annual Report to Stockholders.

(b)      Reports on Form 8-K

         (1) There were no reports on Form 8-K filed for the three months ended September 30, 1995.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HATHAWAY CORPORATION
                                         --------------------------------

DATE:      November 13, 1995             By: /s/ Richard D. Smith
     ------------------------------      -----------------------------
                                         Executive Vice President, Treasurer,
                                           Secretary and Chief Financial
                                           and Accounting Officer