Form 10-Q
period 1995-12-31
HATHAWAY CORP
filed 1996-02-14
CIK 46129

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



For the Quarter Ended                                  Commission File Number
  December 31, 1995                                            0-4041
     (Unaudited)

                         ----------------------------

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


        Number of Shares of the only class of Common Stock outstanding:
                      (4,264,046 as of December 31, 1995)


================================================================================

                             HATHAWAY CORPORATION
                             --------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                     Three and six months ended December 31, 1995
                     (Unaudited) and December 31, 1994 (Unaudited)........   1

                  Consolidated Balance Sheets
                     December 31, 1995 (Unaudited) and June 30, 1995......   2

                  Consolidated Statements of Cash Flows
                     Six months ended December 31, 1995 (Unaudited) and
                     Six months ended December 31, 1994 (Unaudited).......   3

                  Consolidated Statement of Stockholders' Investment
                     Six months ended December 31, 1995 (Unaudited).......   4

                  Notes to Consolidated Financial Statements (Unaudited)..   5

         Item 2.  Management's Discussion and Analysis of Operating
                  Results and Financial Position..........................   7

PART II. OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities.........................   9

         Item 4.  Submission of matters to a vote of security holders.....   9

         Item 6.  Exhibits and Reports on Form 8-K........................   9

                             HATHAWAY CORPORATION
                             --------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                                       December 31,                           December 31,
                                                 --------------------------  -------------------------------
                                                    1995          1994           1995             1994
                                                 ----------    -----------    -----------        -----------
REVENUES                                         $9,678,000    $10,408,000    $17,189,000        $19,826,000

OPERATING COSTS AND EXPENSES:
  Cost of products sold                           5,665,000      6,162,000     10,563,000         11,549,000
  Selling                                         1,645,000      1,859,000      3,139,000          3,631,000
  General and administrative                      1,317,000      1,196,000      2,538,000          2,446,000
  Engineering and development                       868,000        889,000      1,809,000          1,768,000
  Amortization of intangibles                        62,000         62,000        124,000            124,000
                                                 ----------    -----------    -----------        -----------
Total operating costs and expenses                9,557,000     10,168,000     18,173,000         19,518,000
                                                 ----------    -----------    -----------        -----------

Operating income (loss)                             121,000        240,000       (984,000)           308,000

OTHER INCOME (EXPENSES), NET:
  Gain on sale of contractual right (Note 3)             --             --        165,000                 --
  Interest and dividend income                       81,000         70,000        170,000            147,000
  Interest expense                                  (50,000)       (43,000)      (101,000)           (93,000)
  Other income (expenses), net                     (126,000)        18,000       (123,000)            61,000
                                                 ----------    -----------    -----------        -----------
Total other income (expenses), net                  (95,000)        45,000        111,000            115,000
                                                 ----------    -----------    -----------        -----------
Income (loss) before income taxes                    26,000        285,000       (873,000)           423,000

Benefit (provision) for income taxes                (19,000)       (97,000)       129,000           (145,000)
                                                 ----------    -----------    -----------        -----------
NET INCOME (LOSS)                                $    7,000    $   188,000    $  (744,000)       $   278,000
                                                 ==========    ===========    ===========        ===========

PER SHARE AMOUNTS
Primary and fully diluted net income
  (loss) per share                               $     0.00    $      0.04    $     (0.17)       $      0.06
                                                 ==========    ===========    ===========        ===========
Shares used in computing primary per
  share amounts                                   4,268,000      4,390,000      4,278,000          4,506,000
                                                 ==========    ===========    ===========        ===========
Shares used in computing fully diluted
  per share amounts                               4,268,000      4,394,000      4,278,000          4,515,000
                                                 ==========    ===========    ===========        ===========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                  December 31,     June 30,
                                                      1995           1995
                                                  ------------   ------------
                                                  (Unaudited)
ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                         $  4,566,000   $  5,903,000
Marketable securities, current                       1,209,000      1,029,000
Trade receivables, net                               6,627,000      7,486,000
Inventories, net                                     4,668,000      4,469,000
Prepaid expenses and other                           1,523,000      1,313,000
                                                  ------------   ------------
Total current assets                                18,593,000     20,200,000

Marketable securities, non-current                          --        200,000
Property and equipment, net                          1,820,000      1,798,000
Other                                                  988,000      1,114,000
                                                  ------------   ------------
Total assets                                      $ 21,401,000   $ 23,312,000
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
Accounts payable                                  $  1,051,000   $  1,308,000
Accrued liabilities                                  2,539,000      2,721,000
Other current liabilities                            1,016,000      1,266,000
                                                  ------------   ------------
Total current liabilities                            4,606,000      5,295,000
Long-term debt                                       2,123,000      2,144,000
                                                  ------------   ------------
Total liabilities                                    6,729,000      7,439,000

STOCKHOLDERS' INVESTMENT:
Common stock                                           100,000        100,000
Additional paid-in capital                           9,767,000      9,767,000
Loans receivable for stock                            (235,000)      (235,000)
Retained earnings                                    8,516,000      9,686,000
Cumulative translation adjustments                     191,000        218,000
Treasury stock                                      (3,667,000)    (3,663,000)
                                                  ------------   ------------
Total stockholders' investment                      14,672,000     15,873,000
                                                  ------------   ------------
Total liabilities and stockholders' investment    $ 21,401,000   $ 23,312,000
                                                  ============   ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPROATION
                             --------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1995           1994
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (744,000)   $   278,000
Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation and amortization                        449,000        485,000
   Other                                                (87,000)        (1,000)
   Changes in assets and liabilities:
       (Increase) decrease in -
           Trade receivables, net                       887,000       (561,000)
           Inventories, net                            (240,000)       612,000
           Prepaid expenses and other                  (312,000)        26,000
       Increase (decrease) in -
           Accounts payable                            (253,000)      (210,000)
           Accrued liabilities and other               (163,000)       (47,000)
                                                    -----------    -----------
Net cash from operating activities                     (463,000)       582,000
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                (383,000)      (473,000)
Investment in joint ventures                            (70,000)      (115,000)
Proceeds from sale of contractual right                 165,000             --
                                                    -----------    -----------
Net cash from investing activities                     (288,000)      (588,000)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and long-term debt        (115,000)      (260,000)
Borrowings on line of credit and long-term debt              --        287,000
Dividends paid to stockholders                         (426,000)      (536,000)
Purchase of treasury stock                               (4,000)    (1,048,000)
Proceeds from exercise of stock options                      --         33,000
                                                    -----------    -----------
Net cash from financing activities                     (545,000)    (1,524,000)
                                                    -----------    -----------
EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                                       (41,000)        22,000
                                                    -----------    -----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                        (1,337,000)    (1,508,000)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                5,903,000      7,547,000
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS
  AT DECEMBER 31                                    $ 4,566,000    $ 6,039,000
                                                    ===========    ===========


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             ---------------------

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
               --------------------------------------------------
                   For the six months ended December 31, 1995
                                  (Unaudited)

                              COMMON STOCK        ADDITIONAL                                         TREASURY STOCK
                          --------------------     PAID-IN        LOANS            RETAINED     -------------------------
                           SHARES     AMOUNT       CAPITAL     RECEIVABLE/(1)/     EARNINGS      SHARES         AMOUNT
                          ---------  ---------    ----------   ---------------     ----------   ---------     -----------
Balances,
 June 30, 1995            5,307,143   $100,000     $9,767,000   $(235,000)         $9,686,000   1,041,560     $(3,663,000)

Purchase of treasury
  stock                         ---        ---            ---        ---                 ---        1,537          (4,000)

Dividends paid to
 stockholders ($.10
 per share)                     ---        ---            ---        ---            (426,000)         ---             ---

Net loss for the
 six months ended
 December 31, 1995              ---        ---            ---        ---            (744,000)         ---             ---
                          ---------   --------     ----------   ---------         ----------    ---------     -----------
Balances,
 December 31, 1995        5,307,143   $100,000     $9,767,000   $(235,000)        $8,516,000    1,043,097     $(3,667,000)
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

    Reference is made to the Notes to Consolidated Financial Statements in the Registrant's June 30, 1995 Annual Report, which is attached hereto, and Form 10-K which was previously filed. It is suggested that the Consolidated Financial Statements and related Notes to such statements, included in the June 30, 1995 Annual Report and Form 10-K, be read in conjunction with the Consolidated Financial Statements as of December 31, 1995, for which certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

    Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.


2.  Inventories
    -----------

    Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows:


                                           December 31,       June 30,
                                               1995             1995
                                           ------------     -----------
Parts and raw materials, net               $ 3,103,000      $ 2,898,000

Finished goods and work-in-process, net      1,565,000        1,571,000
                                           -------------    -----------
                                           $ 4,668,000      $ 4,469,000
                                           =============    ===========


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

                             HATHAWAY CORPORATION
                             --------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------
                                  (Unaudited)


4.  Loan Covenant Violation
    -----------------------

    The Company's long-term financing agreement (Agreement) with Marine Midland Business Loans, Inc. (Midland) requires that the Company maintain monthly compliance with certain covenants related to tangible net worth, cash flow coverage and current ratios. (See Note 4 in the June 30, 1995 Annual Report). The Company did not meet the cash flow coverage covenant as of September 30, 1995 and December 31, 1995, which constituted an event of default under the Agreement. Pursuant to the Agreement, upon the happening of an event of default, Midland could have declared any principal amounts outstanding, plus interest and expenses, to be immediately due and payable; however, it did not.

    In February, 1996 the Company received a waiver of compliance with the cash flow coverage covenant requirement from September 30, 1995 through December 31, 1996. Accordingly, the balance of the long-term debt has been classified as long-term at December 31, 1995. In connection with obtaining the aforementioned waiver, the Company agreed to certain conditions, including limiting the assets against which the Company may borrow to accounts receivable and requiring the Company to maintain higher tangible net worth and achieve certain operating results for the year ending June 30, 1996. Also, as long as the Company is in violation of the cash flow coverage covenant, the Company may not, without the prior written consent of Midland, pay cash dividends, purchase treasury stock (except for up to $120,000 annually from employees), or make investments in other than investment grade securities.

    There can be no assurance that the Company will not require additional waivers in the future or, if required, that Midland will grant them. Furthermore, in the event that management determines that, based on its projections, it is probable that the Company will not be able to comply with any covenant contained in the Agreement within twelve months after the balance sheet date for which compliance with the covenant has been waived, the entire balance of the long-term debt would be reclassified as short-term debt in accordance with the provisions of Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor."


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

                             HATHAWAY CORPORATION
                             --------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   OPERATING RESULTS AND FINANCIAL CONDITION
                   -----------------------------------------


Operating Results
-----------------

    For the second quarter ended December 31, 1995, the Company achieved net income of $7,000 or $.00 per share, compared to net income of $188,000, or $.04 per share, for the same period last year. Revenues decreased 7% in the second quarter from $10,408,000 last year to $9,678,000 this year.

    The Company recognized a net loss of $744,000 for the six months ended December 31, 1995, compared to net income of $278,000 for the six months ended December 31, 1994. Revenues for the first six months decreased by 13% from $19,826,000 in fiscal 1995 to $17,189,000 in fiscal 1996.

     The 7% decrease in revenues in the second quarter is due to a 19% decrease in revenues from our power and process instrumentation products, partially offset by a 48% increase in revenues from our motion control products. The 13% decrease in revenues for the first six months is due to a 25% decrease in power and process revenues, partially offset by a 37% increase in motion control revenues.

    The decreases in power and process revenues are mainly attributable to the continuing cost reduction efforts being made throughout the power industry in response to the enactment of the Energy Policy Act of 1992, which facilitates competition among utility companies. The increases in motion control revenues reflect continued growth of this market and increasing demand for this type of product.

    In the second quarter, sales to international customers decreased 12% from $4,078,000 in fiscal 1995 to $3,600,000 in fiscal 1996. For the first six months, sales to international customers decreased 4% from $6,847,000 to $6,555,000. Foreign sales represented 38% and 35% of total sales for the six months ended December 31, 1995 and 1994, respectively, and 37% and 39%, respectively, of total sales for the second quarter.

    Cost of products sold as a percentage of revenues remained consistent at 59% for the second quarter of fiscal year 1996 and 1995. For the first six months, the percentage increased from 58% in fiscal 1995 to 61% in fiscal 1996 because of a decrease in revenues due to changes in volume and pricing.

    Selling, general and administrative, and engineering and development expenses decreased 3% in the second quarter and 5% for the first six months. The decreases reflect cost reduction efforts being made by the Company in response to the decrease in revenues.

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

    Liquidity and Capital Resources
    -------------------------------

    The Company's liquidity position as measured by cash decreased $1,337,000 during the first six months to a balance of $4,566,000 at December 31, 1995. Operating activities used $463,000 in the first six months of fiscal 1996 compared to $582,000 generated in the same period of fiscal 1995. The decrease in cash generated by operating activities is primarily the result of less cash received from customers during the quarter, partially offset by less disbursements made because of lower costs and expenses.

                             HATHAWAY CORPORATION
                             --------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
             OPERATING RESULTS AND FINANCIAL CONDITION (CONTINUED)
             -----------------------------------------------------


    Cash of $288,000 and $588,000 was used by investing activities during the six months ended December 31, 1995 and 1994, respectively, primarily for the purchase of property and equipment. The decrease in cash used by investing activities occurred primarily because of $165,000 generated in fiscal 1996 from a non-recurring sale of a contractual right.

    Cash of $545,000 was used by financing activities during the first two quarters of fiscal 1996, compared to $1,524,000 used by financing activities in the same period last year. The decrease in cash used for financing activities is due primarily to an additional $1,044,000 used in fiscal 1995 for the purchase of treasury stock. The Board of Directors' decision to discontinue the public stock repurchase program was the primary reason for the low volume of stock repurchase activity in fiscal 1996.

    The Company's non-compliance with one debt covenant as of September 30, 1995 represented a major possible commitment for use of funds at September 30, 1995. The debt balance of $2,082,000 at September 30, 1995 had been classified as current in order to reflect the possibility that Midland could declare the entire balance immediately due and payable. However, In February, 1996 the Company received a waiver of compliance with the covenant requirement from September 30, 1995 through December 31, 1996. Accordingly, the balance of the long-term debt has been classified as long-term at December 31, 1995.

    The Company's current capital needs can be supplied from cash and cash equivalents and $1,209,000 in marketable securities scheduled to mature within the coming year. In addition, $1,374,000 is available under the Company's line of credit with Midland.

                             HATHAWAY CORPORATION
                             --------------------

PART II.      OTHER INFORMATION
--------      -----------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------

(a) The information required by this item is set forth in Note 4 to Consolidated Financial Statements contained in this Form and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual stockholders' meeting on October 26, 1995. The stockholders elected E.E. Prince, M.J. Fein, C.H. Clarridge, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. In addition, a stockholder proposal that would have requested the Board of Directors to seek potential buyers for the Company was defeated. The vote tabulation was as follows:


         1)    Election of Directors


                                Number of Votes
                          ---------------------------

                                                Withheld  or     Total Shares     % of Shares
         Nominee                 For              Against        Outstanding       Voting For
         ------------------------------------------------------------------------------------
         E.E. Prince           3,333,009          682,910         4,265,513           78%
         M.J. Fein             3,433,937          581,982         4,265,513           81%
         C.H. Clarridge        3,442,549          573,370         4,265,513           81%
         G.D. Hubbard          3,390,868          625,051         4,265,513           80%
         G.J. Pilmanis         3,390,645          625,274         4,265,513           80%

        2)   Stockholder proposal

                                                                 Total Votes
                                 For            Against             Counted         Abstaining
                             --------------------------------------------------------------------
        Number of votes       1,111,937        2,110,639         3,222,576           130,203
        % of votes counted          34%              66%              100%


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         (1) Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1995 Annual Report to Stockholders.

(b)      Reports on Form 8-K

         (1) There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                             HATHAWAY CORPORATION
                             --------------------


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HATHAWAY CORPORATION
                                              ----------------------------------


DATE:     February 14, 1996                  By:   /s/ Richard D. Smith
     ------------------------------              -------------------------------
                                                      Executive Vice President,
                                                      Treasurer, Secretary and
                                                      Chief Financial and
                                                      Accounting Officer