Form 10-Q
period 1996-03-31
HATHAWAY CORP
filed 1996-05-15
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                          ----------------------------

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                 COMMISSION FILE NUMBER
  MARCH 31, 1996                                                0-4041
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


        Number of Shares of the only class of Common Stock outstanding:
                        (4,256,381 as of March 31, 1996)

                              HATHAWAY CORPORATION
                              --------------------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

                                                                                  Page No.
         Item 1.             Financial Statements                                 --------

                             Condensed Consolidated Statements of Operations
                              Three and nine months ended March 31, 1996
                              (Unaudited) and March 31, 1995 (Unaudited)...........  1

                             Condensed Consolidated Balance Sheets
                              March 31, 1996 (Unaudited) and June 30, 1995.........  2

                             Condensed Consolidated Statements of Cash Flows
                              Nine months ended March 31, 1996 (Unaudited) and
                              Nine months ended March 31, 1995 (Unaudited).........  3

                             Condensed Consolidated Statement of Stockholders'
                              Investment
                              Nine months ended March 31, 1996 (Unaudited).........  4

                             Notes to Condensed Consolidated Financial Statements
                              (Unaudited)..........................................  5

       Item 2.               Management's Discussion and Analysis of Operating
                              Results and Financial Position.......................  7

PART II.                     OTHER INFORMATION

       Item 3.               Defaults Upon Senior Securities.......................  9

       Item 4.               Submission of matters to a vote of security holders...  9

       Item 6.               Exhibits and Reports on Form 8-K......................  9

                             HATHAWAY CORPORATION
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 MARCH 31,                      MARCH 31,
                                       ---------------------------     -----------------------------
                                           1996            1995             1996            1995
                                       -----------     -----------     ------------     ------------
REVENUES                               $ 8,274,000     $ 9,405,000     $ 25,463,000     $ 29,231,000

OPERATING COSTS AND EXPENSES:
 Cost of products sold                   5,331,000       5,137,000       15,894,000       16,686,000
 Selling                                 1,547,000       1,737,000        4,686,000        5,368,000
 General and administrative               1,085,000      1,205,000        3,623,000        3,651,000
 Engineering and development                960,000        968,000        2,769,000        2,736,000
 Amortization of intangibles                 45,000         61,000          169,000          185,000
                                         ----------      ---------       ----------       ----------
Total operating costs and expenses        8,968,000      9,108,000       27,141,000       28,626,000
                                         ----------      ---------       ----------       ----------

Operating income (loss)                    (694,000)       297,000       (1,678,000)         605,000

OTHER INCOME (EXPENSES), NET:
 Gain on sale of contractual right (note 3)      --             --          165,000               --
 Interest and dividend income                86,000         94,000          256,000          241,000
 Interest expense                           (47,000)       (55,000)        (148,000)        (148,000)
 Other income (expenses), net                10,000         57,000         (113,000)         118,000
                                         ----------      ---------       ----------       ----------
Total other income, net                      49,000         96,000          160,000          211,000
                                         ----------      ---------       ----------       ----------
Income (loss) before income taxes          (645,000)       393,000       (1,518,000)         816,000
Benefit (provision) for income taxes        138,000       (148,000)         267,000         (293,000)
                                         ----------      ---------       ----------       ----------
NET INCOME (LOSS)                        $ (507,000)     $ 245,000      $(1,251,000)      $  523,000
                                         ==========      =========      ===========       ==========
PER SHARE AMOUNTS
Primary and fully diluted net income
(loss) per share                             $(0.12)        $ 0.06           $(0.29)           $0.12
                                         ==========      =========      ===========       ==========
Shares used in computing primary and fully
 diluted per share amounts                4,261,000      4,339,000        4,274,000        4,467,000
                                         ==========      =========      ===========       ==========

   The accompanying notes to condensed consolidated financial statements are part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                        MARCH 31,         JUNE 30,
                                          1996              1995
                                       -----------      -----------
                                       (UNAUDITED)
ASSETS
- ------

CURRENT ASSETS:
Cash and cash equivalents              $ 5,874,000      $ 5,903,000
Marketable securities, current             201,000        1,029,000
Trade receivables, net                   5,409,000        7,486,000
Inventories, net                         4,844,000        4,469,000
Prepaid expenses and other               1,468,000        1,313,000
                                       -----------      -----------
Total current assets                    17,796,000       20,200,000

Marketable securities, non-current              --          200,000
Property and equipment, net              1,789,000        1,798,000
Other                                      938,000        1,114,000
                                       -----------      -----------
Total assets                           $20,523,000      $23,312,000
                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------

CURRENT LIABILITIES:
Accounts payable                       $ 1,379,000      $ 1,308,000
Accrued liabilities                      2,399,000        2,721,000
Other current liabilities                  721,000        1,266,000
                                       -----------      -----------
Total current liabilities                4,499,000        5,295,000
Long-term debt                           1,965,000        2,144,000
                                       -----------      -----------
Total liabilities                        6,464,000        7,439,000

STOCKHOLDERS' INVESTMENT:
Common stock                               100,000          100,000
Additional paid-in capital               9,712,000        9,767,000
Loans receivable for stock                (235,000)        (235,000)
Retained earnings                        8,009,000        9,686,000
Cumulative translation adjustments         157,000          218,000
Treasury stock                          (3,684,000)      (3,663,000)
                                       -----------      -----------
Total stockholders' investment          14,059,000       15,873,000
                                       -----------      -----------
Total liabilities and stockholders'
 investment                            $20,523,000      $23,312,000
                                       ===========      ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                                                                      Nine Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                     1996               1995
                                                                -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (1,251,000)      $    523,000
Adjustments to reconcile net income (loss) to net cash from
 operating activities:
  Depreciation and amortization                                      698,000            745,000
  Other                                                             (100,000)          (122,000)
  Changes in assets and liabilities:
  (Increase) decrease in -
       Trade receivables, net                                      2,092,000            386,000
       Inventories, net                                             (423,000)           (48,000)
       Prepaid expenses and other                                   (179,000)             8,000
  Increase (decrease) in -
       Accounts payable                                               68,000            (43,000)
       Accrued liabilities and other                                (661,000)            21,000
                                                                ------------       ------------
Net cash from operating activities                                   244,000          1,470,000
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                             (564,000)          (719,000)
Investment in joint ventures                                         (70,000)          (115,000)
Proceeds from sale of contractual right                              165,000                 --
Proceeds from maturities of marketable securities                  1,000,000                 --
                                                                ------------       ------------
Net cash from investing activities                                   531,000           (834,000)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and long-term debt                     (315,000)          (358,000)
Borrowings on line of credit and long-term debt                           --            287,000
Dividends paid to stockholders                                      (426,000)          (536,000)
Purchase of treasury stock                                           (21,000)        (1,103,000)
Proceeds from exercise of stock options                                   --             43,000
                                                                ------------       ------------
Net cash from financing activities                                  (762,000)        (1,667,000)
                                                                ------------       ------------
EFFECT OF FOREIGN EXCHANGE RATE
 CHANGES ON CASH                                                     (42,000)           110,000
                                                                ------------       ------------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                         (29,000)          (921,000)
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                              5,903,000          7,547,000
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS
 AT MARCH 31                                                    $  5,874,000       $  6,626,000
                                                                ============       ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
          ------------------------------------------------------------
                     FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                          COMMON STOCK            ADDITIONAL                                            TREASURY STOCK
                     -----------------------       PAID-IN         LOANS           RETAINED      ---------------------------
                      SHARES         AMOUNT        CAPITAL      RECEIVABLE(1)      EARNINGS        SHARES          AMOUNT
                     ---------      --------      ----------    -------------    -----------      ---------      -----------
Balances,
June 30, 1995        5,307,143      $100,000      $9,767,000      $(235,000)      $9,686,000      1,041,560      $(3,663,000)

Purchase of treasury
 stock                      --            --              --             --               --          9,202          (21,000)

Dividends paid to
 stockholders ($.10
 per share)                 --            --              --             --          (426,000)           --               --

Long-term incentive
 plan bonus (Note 6)        --            --         (55,000)            --                --            --               --

Net loss for the
 nine months ended
 March 31, 1996             --            --              --             --        (1,251,000)           --               --
                      ---------     --------      ----------      ---------         ----------    ---------      -----------
Balances,
March 31, 1996        5,307,143     $100,000      $9,712,000      $(235,000)        $8,009,000    1,050,762      $(3,684,000)
                      =========     ========      ==========      =========         ==========    =========      ===========

(1) Loans receivable are from the Company's Leveraged Employee Stock Ownership Plan and Trust for $102,000 and from an officer of the Company for stock purchases totaling $133,000.

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)


1. Basis of Preparation and Presentation
   -------------------------------------

   The accompanying unaudited condensed consolidated financial statements include the accounts of Hathaway Corporation, its wholly-owned subsidiaries and investments in joint ventures (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

   The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 1995 Annual Report and Form 10-K previously filed by the Company.


2. Inventories
   -----------

   Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows:

                                               March 31,     June 30,
                                                 1996          1995
                                              ----------    ----------
    Parts and raw materials, net              $3,250,000    $2,898,000
    Finished goods and work-in-process, net    1,594,000     1,571,000
                                              ----------    ----------
                                              $4,844,000    $4,469,000
                                              ==========    ==========

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

                             HATHAWAY CORPORATION
                             --------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       ----------------------------------------------------------------
                                  (UNAUDITED)


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

    In February, 1996 the Company received a waiver of compliance with the cash flow coverage covenant requirement from September 30, 1995 through December 31, 1996. Accordingly, the balance of the long-term debt has been classified as long-term at March 31, 1996. In connection with obtaining the aforementioned waiver, the Company agreed to certain conditions, including limiting the assets against which the Company may borrow to certain accounts receivable and requiring the Company to maintain higher tangible net worth and achieve certain operating results for the year ending June 30, 1996. Also, as long as the Company is in violation of the cash flow coverage covenant, the Company may not, without the prior written consent of Midland, pay cash dividends, purchase treasury stock (except for up to $120,000 annually from employees), or make investments in other than investment grade securities. To date, the Company has complied with all conditions contained in the waiver.

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

6. Long-term Incentive Bonus
   -------------------------

   The Company's employment agreements with two of its executive officers provide for a long-term incentive bonus to be paid to the officers based on the achievement of specified returns on equity and growth in share price plus dividends paid over a three year performance period (See Note 10 in the June 30, 1995 Annual Report). Net compensation expense of $55,000 related to the bonus for the three year performance period ending June 30, 1996, classified as General and administrative expense in the Statements of Operations, was recognized in fiscal years 1994 and 1995 and was reflected as an adjustment to Additional paid-in capital prior to March 31, 1996.

    Based on current estimates, management believes that it is unlikely that the current specified performance thresholds necessary for a payout of the long-term incentive bonus will be met. Accordingly, the $55,000 of expense previously recorded was reversed against Additional paid-in capital and General and administrative expense in the third quarter of fiscal 1996.

                             HATHAWAY CORPORATION
                             --------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   OPERATING RESULTS AND FINANCIAL CONDITION
                   -----------------------------------------


Operating Results
- -----------------

  For the third quarter ended March 31, 1996, the Company recognized a net loss of $507,000 or $0.12 per share, compared to net income of $245,000, or $0.06 per share, for the same period last year. Revenues decreased 12% in the third quarter from $9,405,000 last year to $8,274,000 this year.

  The Company recognized a net loss of $1,251,000 for the nine months ended March 31, 1996, compared to net income of $523,000 for the nine months ended March 31, 1995. Revenues for the first nine months decreased by 13% from $29,231,000 in fiscal 1995 to $25,463,000 in fiscal 1996.

  The 12% decrease in revenues in the third quarter is due to a 31% decrease in revenues from our power and process instrumentation products, partially offset by a 62 % increase in revenues from the Company's motion control products. The 13% decrease in revenues for the first nine months is due to a 27% decrease in power and process revenues, partially offset by a 45% increase in motion control revenues.

  The decreases in power and process revenues are mainly attributable to the continuing cost reduction efforts being made throughout the U.S. power industry in response to the enactment of the Energy Policy Act of 1992, which facilitates competition among utility companies, and similar initiatives in the Company's foreign markets. The increases in motion control revenues reflect continued growth in demand for the Company's motion control products.

  In the third quarter, sales to international customers decreased 2% from $3,154,000, or 34% of total sales, in fiscal 1995 to $3,104,000, or 38% of total sales, in fiscal 1996. Of these foreign sales, $1,613,000 and $1,041,000 were export sales from domestic operations for the third quarter of 1996 and 1995, respectively. Domestic sales totaled $5,170,000 in the third quarter of fiscal 1996, compared to $6,251,000 in the third quarter of fiscal 1995.

  For the first nine months, sales to international customers decreased 6% from $10,248,000, or 35% of total sales, to $9,659,000, or 38% of total sales. Of these foreign sales, $5,263,000 and $4,576,000 were export sales from domestic operations for the first nine months of fiscal 1996 and 1995, respectively. Sales to domestic customers were $15,804,000 in the first nine months of 1996, compared to $18,984,000 in the first nine months of fiscal 1995.

  Cost of products sold as a percentage of revenues increased from 55% in the third quarter of fiscal year 1995 to 64% in the third quarter of fiscal year 1996. For the first nine months, the percentage increased from 57% in fiscal 1995 to 62 % in fiscal 1996. The increases reflect the shift in product mix, as well as changes in pricing and expenses included in cost of products sold.

  Selling, general and administrative, and engineering and development expenses decreased by $318,000, or 8%, in the third quarter of fiscal 1996 and by $677,000, or 6%, in the first nine months of fiscal 1996 as compared to the same period last year. The decreases reflect cost reduction efforts being made by the Company in response to the decrease in revenues.

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


Liquidity and Capital Resources
- -------------------------------

  The Company's liquidity position as measured by cash decreased $29,000 during the first nine months to a balance of $5,874,000 at March 31, 1996. The liquidity position as measured by cash and marketable securities decreased $1,057,000 during the first nine months of fiscal 1996.

  Operating activities generated $244,000 in the first nine months of fiscal 1996 compared to $1,470,000 generated in the same period of fiscal 1995. The decrease in cash generated by operating activities is primarily the result of $1,251,000 of operating losses incurred in the first nine months of fiscal 1996, compared to $523,000 of net income generated in the first nine months of fiscal 1995.

  Cash of $531,000 was generated by investing activities during the first nine months ended March 31, 1996, compared to $834,000 used by investing activities during the same period last year. The change in cash from investing activities was due primarily to certain non-recurring transactions in fiscal 1996. A $1,000,000 investment that had been included in Marketable securities in the condensed consolidated balance sheets at June 30, 1995 matured in March of 1996 and was reclassified to Cash and cash equivalents. In addition, $165,000 was generated in fiscal 1996 from a non-recurring sale of a contractual right.

  Cash of $762,000 was used by financing activities during the first three quarters of fiscal 1996, compared to $1,667,000 used by financing activities in the same period last year. The decrease in cash used for financing activities is due primarily to an additional $1,082,000 used in fiscal 1995 for the purchase of treasury stock. The Board of Directors' decision to discontinue the public stock repurchase program was the primary reason for the lower volume of stock repurchase activity in fiscal 1996.

  No major commitments for capital expenditures existed at March 31, 1996. The Company's current capital needs can be supplied from cash and cash equivalents and marketable securities scheduled to mature within the coming year. In addition, $1,202,000 is available under the amended terms of the Company's line of credit with Marine Midland Business Loans, Inc.

                             HATHAWAY CORPORATION
                             --------------------

PART II.  OTHER INFORMATION
- --------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual stockholders' meeting on October 26, 1995. The stockholders elected E.E. Prince, M.J. Fein, C.H. Clarridge, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. In addition, a stockholder proposal that would have requested the Board of Directors to seek potential buyers for the Company was defeated. The vote tabulation was as follows:

         1)  Election of Directors
                              NUMBER OF VOTES
                          -----------------------

                                      WITHHELD OR  TOTAL SHARES  % OF SHARES
         NOMINEE             FOR        AGAINST     OUTSTANDING   VOTING FOR
         -------------------------------------------------------------------
         E.E. Prince      3,333,009     682,910     4,265,513        78%
         M.J. Fein        3,433,937     581,982     4,265,513        81%
         C.H. Clarridge   3,442,549     573,370     4,265,513        81%
         G.D. Hubbard     3,390,868     625,051     4,265,513        80%
         G.J. Pilmanis    3,390,645     625,274     4,265,513        80%

         2)  Stockholder proposal

                                                    TOTAL VOTES
                              FOR       AGAINST       COUNTED     ABSTAINING
                          --------------------------------------------------
         Number of votes  1,111,937   2,110,639      3,222,576      130,203
         % of votes counted     34%         66%           100%

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         (1) Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1995 Annual Report to Stockholders.

(b)      Reports on Form 8-K

         (1) There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                             HATHAWAY CORPORATION
                             --------------------
                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HATHAWAY CORPORATION
                                           -----------------------------------


DATE:          May 14, 1996                By:      /s/ RICHARD D. SMITH
     ------------------------------           ---------------------------------
                                              Executive Vice President,
                                              Treasurer, Secretary and
                                              Chief Financial and
                                              Accounting Officer