Form 10-K
period 1996-06-30
HATHAWAY CORP
filed 1996-09-20
CIK 46129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-K
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the year ended June 30, 1996

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
     Yes     X      No
         ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock, as of August 29, 1996 was: $10,936,000.

The number of shares outstanding of the registrant's only class of common stock, as of August 29, 1996, was: 4,235,817.

                      Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement dated September 19, 1996 are incorporated by reference in Part III of this Report. The Registrant's Fiscal Year 1996 Annual Report is incorporated by reference in Parts I and II of this Report.


================================================================================

                             Hathaway Corporation
                                   Form 10-K
                        For the Year Ended June 30, 1996

                               Table of Contents


Form 10-K                                                                                                               Page
Item No.                                     Description                                                               Number
- --------                                     -----------                                                               ------

Part I.

Item 1.    Business............................................................................................           1

Item 2.    Properties..........................................................................................           4

Item 3.    Legal Proceedings...................................................................................           5

Item 4.    Submission of Matters to a Vote of Security Holders.................................................           5

Part II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................           5

Item 6.    Selected Financial Data.............................................................................           6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..........................................................................................           6

Item 8.    Financial Statements and Supplementary Data.........................................................           6

           Report of Independent Public Accountants............................................................           7

Item 9.    Disagreements on Accounting and Financial Disclosure................................................           8

Part III.

Item 10.   Directors and Executive Officers of the Registrant..................................................           8

Item 11.   Executive Compensation..............................................................................           8

Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................           8

Item 13.   Certain Relationships and Related Transactions......................................................           8

Part IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................           8

           Signatures..........................................................................................          14

           Financial Statement Schedule........................................................................          15

                                     PART I

Item  1.  Business.

INTRODUCTION

Hathaway Corporation (the Company) was organized under the laws of Colorado in 1962. At the end of fiscal year 1996 (ended June 30, 1996), the Company had two wholly-owned subsidiaries, Hathaway Systems Corporation (HSC) and subsidiaries and Computer Optical Products, Inc. As used herein, the "Company" refers to both the Company and its wholly-owned subsidiaries. The Company's executive offices are located at 8228 Park Meadows Drive, Littleton, Colorado 80124.

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

HSC operates three product divisions - Hathaway Systems (located in Denver, Colorado), Hathaway Automation Technology (located in Seattle, Washington), and Hathaway Process Instrumentation (located in Dallas, Texas). HSC also operates three subsidiaries - Hathaway, Inc. (located in Toronto, Canada), Hathaway Systems Limited (HSL) and Hathaway Instruments Limited (HIL). Both HSL and HIL are located in the United Kingdom. The subsidiaries and divisions of HSC are engaged in the development, manufacturing and marketing of power monitoring and control systems and process instrumentation.

The power instrumentation products group manufactures fault and disturbance monitoring and circuit breaker testing systems which provide a graphic waveform record of the performance of electric power systems during periods of recovery from faults and disturbances. These fault recording systems are sold primarily to electric utility companies who use the data obtained to assure the proper operation and reliability of the power system. The group also manufactures Remote Terminal Units (RTUs) for Supervisory Control and Data Acquisition (SCADA) systems and Energy Management Systems (EMS). RTUs are located in power substations or on utility poles and electronically report power system measurements and status to a central computer system. The primary mission of these systems is to present the state of the power system to power dispatch personnel, and to allow them to remotely effect changes in its configuration or operation to maintain efficient and continuous delivery of power.

Effective June 30, 1996 the net assets and substantially all operations of HIL were transferred to HSL. Since September, 1992 HIL, located in Hoddesdon, England, had been responsible for the design, manufacture and sale of fault location instruments to power utility companies located throughout the world. In connection with the asset transfer, substantially all operations of HIL will be combined with the operations of HSL. The consolidation of the operations of HSL and HIL is aimed at reducing costs and enhancing productivity and efficiency.

To further increase productivity and efficiency and gain additional cost savings, the Company decided in the first quarter of 1997 to consolidate its U.S. power products manufacturing operations located in Denver and Seattle into one manufacturing facility located in Seattle. The consolidation of the U.S. power manufacturing operations will take place in the second quarter of fiscal 1997.

The process instrumentation products group manufactures and markets monitoring systems which provide either visual annunciation and/or printed messages whenever a monitored "point" changes from an existing state. These systems are called visual annunciators and sequential event recorders (SER's). Visual annunciators and SER's are sold to electric utility companies and the process industry in general. Visual annunciators provide both visual and audible alert signals whenever a process variable goes into an alarm state. SER's provide a printed message whenever a monitored "point" changes state.

The group also manufactures and sells combined annunciator/SER systems with distributed architecture (which significantly reduces installation costs) for power plant applications and is engaged in the design, manufacture and sale of power transducers which are sold to the process and power utility industries, as well as calibrators and signal conditioning products which are sold to the process industry.

In order to gain cost savings and efficiencies, as of June 30, 1996 the Company had decided to combine the operations of Hathaway, Inc and Hathaway Process Instrumentation. Accordingly, all operations of Hathaway, Inc. will be moved to Dallas, Texas in fiscal 1997.

The Company has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company (Si Fang),
and Hathaway Power Monitoring Systems Company, Ltd. (HPMS).   The Company holds
a 25% interest in Kehui and Si Fang and a 40% interest in HPMS.   The Company's
joint venture interests in Kehui and Si Fang were acquired in fiscal 1994. The Company's joint venture interest in HPMS was acquired in the first quarter of fiscal 1996 upon approval of the joint venture by the Chinese government. Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments within the China market and the Company will sell these products outside of China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems. HPMS will design, manufacture and sell, under a license from the Company, instrumentation products designed by the Company, to electric power companies in China.

Motion Control Instrumentation. The Company's motion control products include direct current (brush and brushless) motors, optical encoders, servo amplifiers and fiber optic encoders which suit a wide range of applications in the industrial, medical, military and aerospace sectors. The products are also used by manufacturers of analytical instruments and computer peripherals.

The Company's motion control business is organized into two divisions and one subsidiary: Hathaway Motion Control Division, Hathaway Motors and Instruments Division and Computer Optical Products, Inc., respectively.

The Hathaway Motion Control Division provides brushless direct current motors, servo amplifiers and related system components to industrial, medical, automotive and military/aerospace markets in a diverse range of applications.

The Hathaway Motors and Instruments Division in Tulsa, Oklahoma, manufactures precision direct-current fractional horsepower motors with .8" to 4.0" diameters and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general purpose instrumentation products.

Optical encoders are manufactured by Computer Optical Products, Inc., in Chatsworth, California. An optical encoder determines the speed of various mechanical parts within computer printers and plotters and analytical instruments. In plotters, the encoder is used to control the position of the x and y axis pins. The primary markets for the optical encoders are industrial, medical and computer peripheral manufacturers.

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

The Fiberoptics Division of Computer Optical Products designs, manufactures and markets fiber optic-based encoders with characteristics suited for industrial, aerospace and military environments. Fiber optical encoders are immune to radio frequency interference and electromagnetic pulses and will tolerate temperatures to 300(degree)C. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

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

Two significant changes in the power industry have recently had an impact on the domestic and European power instrumentation markets. In October of 1992, the Energy Policy Act of 1992 became law in the United States and is causing increased competition among the domestic electric utility companies. The Act requires power companies to transmit competitors' power across their own power networks and allows them to compete with each other for sales to major customers across the United States. In March of 1990, the government owned utility company in the United Kingdom was privatized in order to increase competition throughout the United Kingdom power industry (a major foreign market of the Company). The Energy Policy Act in the United States and privatization in the United Kingdom has led to downsizing and cost reductions by most utility companies and, accordingly, a reduction in demand for power instrumentation products. It is uncertain how long this trend will continue, but the Company believes that utilities will have to increase purchases of instrumentation that protect and monitor their systems in order to maintain the high quality of power provided to the consumer. The Company is developing new technology that will allow power companies to automate their systems, which will both reduce the cost of operation and improve the reliability of the power supply.

Government Sales from Continuing Operations. Approximately $63,000 of the Company's backlog from continuing operations as of June 30, 1996 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

Sales to Large Customers. During fiscal 1996, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

Export Sales from Continuing Domestic Operations and Foreign Operations. The information required by this item is set forth in pages 13 and 17 of the Company's 1996 Annual Report and is incorporated herein by reference.

Sales Backlog. The backlog of the Company's continuing operations at June 30, 1996 consisted of sales orders totaling approximately $10,094,000. The Company expects to ship goods filling $9,982,000 of those purchase orders within fiscal 1997. This compares to a backlog from continuing operations of $8,878,000 at June 30, 1995, of which $8,314,000 was scheduled for shipment is fiscal 1996.

The Company's expenditures on engineering and development for continuing operations were $3,722,000 in fiscal 1996, $3,616,000 in fiscal 1995 and $4,111,000 in fiscal 1994. Of these expenditures, no material amounts were charged directly to customers.

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

As of the end of fiscal 1996, the Company had approximately 382 full-time employees.

Patents, Trademarks, Licenses, Franchises, and Concessions. The Company holds several patents and trademarks regarding components used by the various subsidiaries; however, none of these patents and trademarks are considered to be of major significance.

Executive Officers. The Executive Officers of the Company are:

Mr. Eugene E. Prince, 64, has been President of the Company since October 1975, was appointed Chief Executive Officer in September 1976, and was appointed Chairman of the Board of Directors in January 1981.

Mr. Richard D. Smith, 49, has been the Company's Treasurer and Chief Financial Officer since June 1983. From June 1983 until March 1986, Mr. Smith was the Company's Secretary, and from March 1986 to January 1990 he was the Company's Assistant Secretary. Since January 1990, Mr. Smith has resumed the responsibilities of Secretary. Mr. Smith also served as the Company's Vice President of Finance from June 1983 until August 1993. In August 1993, Mr. Smith was made an Executive Vice President of the Company. In August 1996, Mr. Smith became a Director of the Company.

Each of the above officers is elected for a term of one year.

Item  2.  Properties.

The Company's corporate administration offices, the corporate office of HSC and the principal office and main plant facility of the Hathaway Systems Division of HSC is located at 8228 Park Meadows Drive, Littleton, Colorado, and contains 31,152 square feet. The lease expires in October 1996 and has an option to renew for an additional five-year term.

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

Hathaway Systems Limited has leased 17,300 square feet of administration, sales, engineering and manufacturing space at Wildflower Way/Apollo Road in Belfast for a 20-year term which expires in 2012.

During fiscal 1993, HIL took over Hathaway Systems Limited's office lease on Brewery Road in Hoddesdon, Hertfordshire, England. This lease for 2,800 square feet expires in 2007. Although substantially all operations of HIL were moved to Belfast as of June 30, 1996, this facility will be maintained as a branch sales office.

The Motors and Instruments Division has a lease for approximately 7,650 square feet of office and manufacturing space located at 10816 East Newton Street, Tulsa, Oklahoma. The current lease term expires December 31, 1996. Management believes this lease can be renewed on terms and conditions similar to the current lease.

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

No matter was submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Hathaway Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on August 29, 1996 was 732.

The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the NASDAQ National Market System, as reported by NASDAQ.

                                                   Price Range
                            Dividends              -----------
                            Per Share         High             Low
                            ---------         ----             ---
          FISCAL 1995
          First Quarter         $0.12         $4.13            $3.13
          Second Quarter          ---          3.88             2.75
          Third Quarter           ---          3.13             2.25
          Fourth Quarter          ---          3.13             2.38

          FISCAL 1996
          First Quarter         $0.10         $3.13            $2.50
          Second Quarter          ---          2.88             1.88
          Third Quarter           ---          2.56             1.81
          Fourth Quarter          ---          4.00             1.69

The Bid and Asked quotations as published by NASDAQ reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item  6.  Selected Financial Data.

The following table summarizes data from the Company's annual financial statements for the years 1992 through 1996 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in the 1996 Annual Report. See Item 1 in the Business section of this report and Notes 2 and 3 to Consolidated Financial Statements in the 1996 Annual Report for discussion of acquisitions and dispositions of business operations.


For the fiscal years ended                       1996     1995     1994     1993      1992
                                               -------- -------- -------- --------- ---------
                                                   (In thousands, except per share data)
Net income (loss) from continuing
 operations...................................  $(1,013)  $   842  $   955  $    23  $ 2,064
Net income (loss) from operations of
 divested segment and divested operation......      ---       ---      885      958     (323)

Gain on sale of segment.......................      ---       ---    4,023      ---      ---

Net income (loss).............................   (1,013)      842    5,863      981    1,741

Net revenues from continuing operations.......   35,411    39,838   43,028   45,741   42,806

Fully diluted earnings (loss) per share:
 Continuing operations........................    (0.24)     0.19     0.19      ---     0.45

 Operations of divested segment and
   divested operation.........................      ---       ---     0.18     0.21    (0.07)

 Sale of segment..............................      ---       ---     0.81      ---      ---

 Net income (loss)............................    (0.24)     0.19     1.18     0.21     0.38

Cash dividends:

 Per share....................................     0.10      0.12    0.205      ---      ---

 Total amount paid............................      426       536      992      ---      ---

Total assets at June 30.......................   21,139    23,312   24,432   28,326   27,763

Total long-term debt at June 30...............    1,777     2,144    2,298    5,819    6,953

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is set forth in pages 4 through 6 of the Company's 1996 Annual Report and is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data.

The information required by this item is included in pages 7 through 20 of the Company's 1996 Annual Report and is incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hathaway Corporation's 1996 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated July 31, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP


                                                              Denver, Colorado,
                                                                 July 31, 1996.

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

Information required by this item is set forth in the sections entitled "Election of Directors" (page 2), "Executive Officers" (page 3) and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" (page 10) in the Company's Proxy Statement and is incorporated herein by reference.

Item  11.  Executive Compensation.

The information required by this item is set forth in the section entitled "Executive Compensation" (pages 5 through 8) in the Company's Proxy Statement and is incorporated herein by reference.

Item  12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" (pages 4 and 5) in the Company's Proxy Statement and is incorporated herein by reference.

Item  13.  Certain Relationships and Related Transactions.

Since July 1, 1995, the Company has not entered into any material related party transactions.

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I. FINANCIAL STATEMENTS. The information required by this item and detailed below is included in the 1996 Annual Report (pages 7 through 20) and is incorporated herein by reference.

Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995.

Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1996.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1996.

Consolidated Statements of Stockholders' Investment for each of the years in the three-year period ended June 30, 1996.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

II.  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is included in this report:

         Schedule                           Subject
      ----------------          -------------------------------------
            II                  Valuation and Qualifying Accounts

Financial statement schedules, other than those listed above, are omitted because they are either not applicable or not required, or because the information sought is included in the Consolidated Financial Statements or the Notes thereto within the 1996 Annual Report.

III. EXHIBITS

Exhibit Index, regarding exhibits filed in accordance with Item 601, is at Page 10, hereof.

IV. REPORTS ON FORM 8-K.

The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 1996.

                                  EXHIBIT INDEX

Exhibit No.                  Subject                                       Page
- -----------                  -------

   3.1       Restated Articles of Incorporation.                            *

   3.2       Amendment to Articles of Incorporation, dated September        *
             24, 1993.

   3.3       By-laws of the Company adopted August 11, 1994.                *

     4       Rights Agreement between Hathaway Corporation and Bank of      *
             America National Trust and Savings Association, dated
             June 15, 1989. Incorporated by reference to the Company's
             1989 Annual Report and Form 10-K for the fiscal year ended June 30, 1989.

  10.1       Amendment No. 1 to Warrant to Purchase Common Stock of         *
             Hathaway Corporation granted to Household Commercial
             Financial Services, Inc., dated as of June 15, 1987.
             Incorporated by reference to Exhibit 10c(iii) to the Company's 1989 Annual Report and Form 10-K for the fiscal year ended June 30, 1989.

  10.2       Amendment No. 1 to Warrant to Purchase Common Stock of         *
             Hathaway Corporation granted to Ford Motor Credit
             Company, dated as of June 15, 1987. Incorporated by reference to Exhibit 10c(iv) to the Company's 1989 Annual
             Report and Form 10-K for the fiscal year ended June 30, 1989.

  10.3       Severance Agreement dated June 15, 1989 between Hathaway       *
             Corporation and Eugene E. Prince. Incorporated by reference to Exhibit 10n(i) to the Company's 1989 Annual
             Report and Form 10-K for the fiscal year ended June 30, 1989.

  10.4       Severance Agreement dated June 15, 1989 between Hathaway       *
             Corporation and Richard D. Smith. Incorporated by reference to Exhibit 10n(ii) to the Company's 1989 Annual
             Report and Form 10-K for the fiscal year ended June 30, 1989.

  10.5       Lease Agreement between Circuits and Systems Design            *
             Limited and Department of Economic Development (Northern Ireland) dated April 7, 1992. Incorporated by reference to Exhibit 10(iii)D to the Company's 1992 Annual Report and Form 10-K for the fiscal year ended June 30, 1992.

  10.6       The Hathaway Corporation Amended 1980 Non-Incentive Stock      *
             Option Plan. Incorporated by reference to the Company's
             Form S-8 filed August 3, 1981.

  10.7       The 1983 Incentive and Non-Qualified Stock Option Plan         *
             dated September 22, 1983. Incorporated by reference to the Company's Form S-8 filed May 10, 1984.

  10.8       Amendment to the 1983 Incentive and Non-Qualified Stock        *
             Option Plan dated January 4, 1989. Incorporated by reference to the Company's Form S-8 filed October 25,
             1990.

  10.9       The 1989 Incentive and Non-Qualified Stock Option Plan         *
             dated August 10, 1989. Incorporated by reference to the Company's Form S-8 filed October 25, 1990.

  10.10      The 1991 Incentive and Non-Statutory Stock Option Plan         *
             dated September 19, 1991. Incorporated by reference to the Company's Form S-8 filed January 8, 1992.

  10.11      Joint Venture Agreement between Zibo Kehui Electric            *
             Company and Hathaway Instruments Limited, for the establishment of Zibo Kehui Electric Company Ltd., dated
             July 25, 1993. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended June
             30, 1994.

Exhibit No.                  Subject
- -----------                  -------

  10.12      Employment Agreement between Hathaway Corporation and          *
             Eugene E. Prince, dated July 1, 1993. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

  10.13      Employment Agreement between Hathaway Corporation and          *
             Richard D. Smith, dated July 1, 1993. Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

  10.14      Loan and Security Agreement dated August 2, 1993 between       *
             Hathaway Corporation, certain subsidiaries of Hathaway Corporation and Marine Midland Business Loans, Inc.
             Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

  10.15      Loan Facility Agreement dated August 2, 1993 between CSD       *
             Hathaway Limited and Forward Trust Limited. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

  10.16      Reimbursement Agreement dated August 2, 1993 between CSD       *
             Hathaway Limited and Marine Midland Business Loans, Inc. Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

  10.17      Promissory Note from Richard D. Smith to Hathaway              *
             Corporation, dated October 26, 1993. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

  10.18      Joint Venture Contract between Si Fang Protection and          *
             Control Company Limited and Hathaway Corporation for the establishment of Beijing Hathaway Si Fang Protection and
             Control Company, Ltd., dated March 2, 1994. Incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

  10.19      Assignment and Assumption of Lease Agreement, Letter           *
             Agreement, Collateral Assignment and Amendment to Lease Agreement between Trammel Crow Company No. 91, Petula Associates, Ltd., Symantec Corporation and Hathaway
             Systems Corporation-Beta Products Division, dated June 1,
             1994. Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

  10.20      Joint Venture Contract between Wuhan Electric Power            *
             Instrument Factory, Beijing Huadian Electric Power
             Automation Corporation and Hathaway Corporation for the establishment of Hathaway Power Monitoring Systems
             Company, Ltd., dated June 12, 1995. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended June 30, 1995.

  10.21      Technology License Contract between Wuhan Electric Power       *
             Instrument Factory and Beijing Huadian Electric Power
             Automation Corporation on behalf of Hathaway Power
             Monitoring Systems Company, Ltd. and Hathaway
             Corporation, dated June 12, 1995. Incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended June 30, 1995.

  10.22      Supplementary Agreement between Wuhan Electric Power           *
             Instrument Factory, Beijing Huadian Electric Power
             Automation Corporation and Hathaway Corporation, dated
             August 30, 1995. Incorporated by reference to Exhibit
             10.31 to the Company's Form 10-K for the fiscal year ended June 30, 1995.

Exhibit No.                  Subject                                       Page
- -----------                  -------                                       ----

  10.23      Management Incentive Bonus Plan for the fiscal year            *
             ending June 30, 1996. Incorporated by reference to
             Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended June 30, 1995.

  10.24 Management Incentive Bonus Plan for the fiscal year ending June 30, 1997.

   13        1996 Annual Report.

   21        List of Subsidiaries.                                          12

   22        Definitive Proxy Statement, dated September 19, 1996 for       *
             the Registrant's 1996 Annual Meeting of Shareholders.

   23        Consent of ARTHUR ANDERSEN LLP.                                13

   27        Financial Data Schedule


- -----------

* These documents have been filed with the Securities and Exchange Commission, and are incorporated herein by reference.

- --------------------------------------------------------------------------------

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

3)  Hathaway, Inc., a Canadian corporation.

4)  Hathaway Systems Limited, a Northern Ireland corporation.

5)  Hathaway Instruments Limited, a United Kingdom corporation.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated July 31, 1996 incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (No. 2-73235) of the Hathaway Corporation Amended 1980 Non-Incentive Stock Option Plan dated August 3, 1981, into the Registration Statement on Form S-8 (No. 2-90687) of the 1983 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated May 10, 1984, into the Registration Statement on Form S-8 (No. 3344998) of the 1992 Employee Stock Purchase Plan of Hathaway Corporation dated January 8, 1992, into the Registration Statement on Form S-8 (No. 33-37473) of the 1989 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated October 25, 1990, and into the Registration Statement on Form S-8 (No. 3344997) of the 1991 Incentive and Non-Statutory Stock Option Plan of Hathaway Corporation dated January 8, 1992.


                                                            ARTHUR ANDERSEN LLP


                                                              Denver, Colorado,
                                                            September 19, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HATHAWAY CORPORATION


                              By  /s/ Eugene E. Prince
                                -----------------------------
                                Eugene E. Prince
                                President, Chief Executive
                                Officer and Chairman of the
                                Board of Directors

                                Date:  September 19, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signatures                       Title                     Date
          ----------                       -----                     ----

    /s/ Eugene E. Prince        President, Chief Executive    September 19, 1996
- ------------------------------  Officer, and Chairman of the
          Eugene E. Prince      Board of Directors


    /s/ Richard D. Smith        Executive Vice President,     September 19, 1996
- ------------------------------  Treasurer, Secretary,
          Richard D. Smith      Chief Financial Officer
                                (Chief Accounting Officer)
                                and Director


    /s/ George J. Pilmanis      Director                      September 19, 1996
- ------------------------------
          George J. Pilmanis


    /s/ Marvin J. Fein          Director                      September 19, 1996
- ------------------------------
          Marvin J. Fein


    /s/ Chester H. Clarridge    Director                      September 19, 1996
- ------------------------------
          Chester H. Clarridge


    /s/ Graydon D. Hubbard      Director                      September 19, 1996
- ------------------------------
          Graydon D. Hubbard

                              HATHAWAY CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Balance at       Charged to  Deductions    Balance at
                                                    Beginning of     Costs and      from         End of
                                                     Period           Expenses    Reserves`      Period
- ------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1996:
     Reserve for bad debts ...................      $ 305,000        $ 87,000    $71,000       $ 321,000

- ------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1995:
     Reserve for bad debts ...................        394,000          46,000    135,000         305,000

- ------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1994;
     Reserve for bad debts ...................        463,000         158,000    227,000         394,000

- ------------------------------------------------------------------------------------------------------------