Form 10-Q
period 1996-09-30
HATHAWAY CORP
filed 1996-11-13
CIK 46129

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                         ____________________________

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
 SEPTEMBER 30, 1996                                            0-4041
   (UNAUDITED)
                              ___________________

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



                          YES    X         NO  ______
                               -----


        Number of Shares of the only class of Common Stock outstanding:
                     (4,244,817 as of September 30, 1996)

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

         Item 1.    Financial Statements

                    Consolidated Statements of Operations
                     Three months ended September 30, 1996
                     (Unaudited) and September 30, 1995 (Unaudited).............          1

                    Consolidated Balance Sheets
                     September 30, 1996 (Unaudited) and June 30, 1996...........          2

                    Consolidated Statements of Cash Flows
                     Three months ended September 30, 1996
                     (Unaudited) and September 30, 1995 (Unaudited).............          3

                    Consolidated Statement of Stockholders' Investment
                     Three months ended September 30, 1996 (Unaudited)..........          4

                    Notes to Consolidated Financial Statements (Unaudited)......          5

         Item 2.    Management's Discussion and Analysis of Operating
                    Results and Financial Position..............................          7

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K............................          9

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                              -----------------------------------
                                                                    1996                1995
                                                              ---------------   -----------------
REVENUES                                                            $ 8,818             $ 7,511

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                               5,537               4,898
  Selling                                                             1,802               1,494
  General and administrative                                          1,088               1,221
  Engineering and development                                           885                 941
  Amortization of intangibles                                            46                  62
                                                              ---------------   -----------------
Total operating costs and expenses                                    9,358               8,616
                                                              ---------------   -----------------

Operating income (loss)                                                (540)             (1,105)

OTHER INCOME (EXPENSES), NET:
  Interest and dividend income                                           72                  89
  Interest expense                                                      (42)                (51)
  Other income, net                                                     (22)                168
                                                              ---------------   -----------------
Total other income, net                                                   8                 206
                                                              ---------------   -----------------
Income (loss) from continuing operations
   before income taxes                                                 (532)               (899)

Benefit (provision) for income taxes                                    157                 148
                                                              ---------------   -----------------
NET INCOME (LOSS)                                                   $  (375)            $  (751)
                                                              ===============   =================

PER SHARE AMOUNTS
Primary and fully diluted net income (loss) per share               $ (0.09)            $ (0.18)
                                                              ===============   =================
Shares used in computing primary per share amounts                    4,264               4,287
                                                              ===============   =================
Shares used in computing fully diluted per share amounts              4,264               4,287
                                                              ===============   =================


The accompanying notes to consolidated financial statements are an integral part of the statements.

                             HATHAWAY CORPORATION
                             --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (IN THOUSANDS)

                                                     September 30,   June 30,
                                                         1996          1996
                                                     -------------   ---------
                                                       (Unaudited)

ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                 $ 4,684    $ 5,237
Marketable securities, current                                 --        201
Trade receivables, net                                      7,480      6,293
Inventories, net                                            6,273      4,972
Prepaid expenses and other                                  1,846      1,750
                                                     -------------   ---------
Total current assets                                       20,283     18,453

Property and equipment, net                                 1,697      1,727
Other                                                         886        959
                                                     -------------   ---------
Total assets                                              $22,866    $21,139
                                                     =============   =========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
Accounts payable                                          $ 1,816    $ 1,309
Accrued and other current liabilities                       4,130      3,771
Accrued acquisition purchase price                          1,301         --
                                                     -------------   ---------
Total current liabilities                                   7,247      5,080
Long-term debt                                              1,733      1,777
                                                     -------------   ---------
Total liabilities                                           8,980      6,857

STOCKHOLDERS' INVESTMENT:
Common stock                                                  100        100
Additional paid-in capital                                  9,749      9,712
Loans receivable for stock                                   (235)      (235)
Retained earnings                                           7,872      8,247
Cumulative translation adjustments                            187        163
Treasury stock                                             (3,787)    (3,705)
                                                     -------------   ---------
Total stockholders' investment                             13,886     14,282
                                                     -------------   ---------
Total liabilities and stockholders' investment            $22,866    $21,139
                                                     =============   =========

The accompanying notes to consolidated financial statements are an integral part of the statements.

                             HATHAWAY CORPORATION
                             --------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                                 September 30,
                                                                         --------------------------------
                                                                               1996               1995
                                                                         --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       $  (375)           $  (751)
Net income (loss)
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation and amortization                                                 254                230
  Other
  Changes in assets and liabilities:
     (Increase) decrease in -
       Trade receivables, net                                                  (265)             1,683
       Inventories, net                                                         194               (604)
       Prepaid expenses and other                                               (96)              (349)
     Increase (decrease) in -
       Accounts payable                                                          41                283
       Accrued liabilities and other                                           (291)              (377)
                                                                         --------------     -------------
Net cash from operating activities                                             (574)               134
                                                                         --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                         (95)              (181)
Proceeds from maturity of long-term investment                                  198                 --
                                                                         --------------     -------------
Net cash from investing activities                                              103               (181)
                                                                         --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and long-term debt                                 (44)              (115)
Dividends paid to stockholders                                                   --               (426)
Purchase of treasury stock                                                      (82)                --
Proceeds from exercise of stock options                                          37                 --
                                                                         --------------     -------------
Net cash from financing activities                                              (89)              (541)
                                                                         --------------     -------------
EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                                                                 7                 (4)
                                                                         --------------     -------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                  (553)              (592)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                        5,237              5,903
                                                                         --------------     -------------

CASH AND CASH EQUIVALENTS
  AT SEPTEMBER 30                                                           $ 4,684            $ 5,311
                                                                         ==============     =============

The accompanying notes to consolidated financial statements are an integral part of the statements.

                             HATHAWAY CORPORATION
                             --------------------

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
              --------------------------------------------------
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                COMMON STOCK                                                  TREASURY STOCK
                           ---------------------                                         -------------------------
                                                 ADDITIONAL      LOANS
                             SHARES    AMOUNT     PAID-IN      RECEIVABLE    RETAINED       SHARES     AMOUNT
                                                  CAPITAL         (1)        EARNINGS
                           ---------------------------------------------------------------------------------------
Balances,
 June 30, 1996              5,307,143    $ 100        $ 9,712      $ (235)    $ 8,247      1,058,046   $ (3,705)

Purchase of treasury
  stock                           ---      ---            ---         ---         ---            ---        ---

Exercise of stock
 options                       15,500                      37

Net loss for the
 three months ended
 September 30, 1996               ---      ---            ---         ---         ---            ---        ---
                           ---------------------------------------------------------------------------------------
Balances,
 September 30, 1996         5,322,643    $ 100        $ 9,749      $ (235)    $ 7,872      1,077,826   $ (3,787)
                           =======================================================================================

(1) Loans receivable are from the Company's Leveraged Employee Stock Ownership Plan and Trust for $102 and from an officer of the Company for stock purchases totaling $133.

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

     It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 1996 Annual Report and Form 10-K previously filed by the Company.

2.   Inventories
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                  September 30,       June 30,
                                                       1996             1996
                                                 ---------------   --------------
Parts and raw materials, net                      $       2,818     $      2,689

Finished goods and work-in-process, net                   3,455            2,283
                                                 ---------------   --------------
                                                  $       6,273     $      4,972
                                                 ===============   ==============

3.   Business Acquisition
     --------------------

     Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for a negotiated price of $1,301,000, of which $718,000 was paid in cash at closing on October 10, 1996, $400,000 payable in a 10% note due June 30, 1997 and $183,000 payable when certain accounts receivable of TIS are collected. Hathaway purchased the stock and partnership interest from Tate Engineering Services Corporation and its affiliate, Tate Engineering Services, Inc., both divisions of Tate Industries, a privately held company.

                             HATHAWAY CORPORATION
                             --------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------
                                  (UNAUDITED)


     TIS, located in Baltimore, Maryland, is a full service supplier of process automation systems for industrial applications. TIS has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The TIS system has been used to fully automate such industrial applications as water and waste water treatment plants, glass making plants, oil and gas terminals and transport facilities and tank farm facilities. TIS, which will operate under the name Hathaway Industrial Automation, will continue its expansion into its traditional process markets. In addition, the TIS system will be marketed to the power utility industry and will be teamed with certain existing Hathaway products and targeted at the automation and integration of equipment in both transmission and distribution substations and power plants.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

     The net purchase price was allocated as follows (in thousands):

     Accounts receivable                          $       922

     Inventory                                          1,495

     Accounts payable                                    (466)

     Current liabilities and other                       (650)
                                                 --------------
     Net purchase price                           $     1,301
                                                 ==============

     The above amounts have been included in the September 30, 1996 balances in the accompanying balance sheets. The results of operations of TIS will be included in the Company's consolidated statements of operations starting on October 1, 1996.

     The following unaudited pro forma summary (in thousands, except per share data) combines Three months ended the consolidated results of operations of the Company and TIS as if the acquisition had occurred at the beginning of fiscal years 1997 and 1996 after giving effect to certain pro forma adjustments. The pro forma results are shown for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                                                  Three months ended

                                                           September 30,        September 30,
                                                              1996                 1995
                                                          ---------------      ---------------
     Revenue                                               $     9,818          $     8,348
                                                          ===============      ===============
     Net loss                                              $      (349)         $      (825)
                                                          ===============      ===============
     Primary net loss per share                            $     (0.08)         $     (0.19)
                                                          ===============      ===============

                             HATHAWAY CORPORATION
                             --------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   OPERATING RESULTS AND FINANCIAL CONDITION
                   -----------------------------------------


Operating Results
-----------------

     For the first quarter ended September 30, 1996, the Company recognized a net loss of $375,000 or $.09 per share, compared to a net loss of $751,000, or $.18 per share, for the same period last year. Revenues increased 17% in the first quarter from $7,511,000 last year to $8,818,000 this year.

     The 17% increase in revenues is due to a 14% increase in revenues from the Company's power and process instrumentation products and a 24% increase in revenues from the Company's motion control products. Sales of power and process instrumentation products decreased from 69% of total sales in the first quarter of 1996 to 67% of total sales in the first quarter of 1997. Sales of motion control products increased from 31% of total sales in the first quarter of 1996 to 33% of total sales in the first quarter of 1997.

     The increase in sales of power and process instrumentation products was due primarily to revenues generated from newly introduced products sold to power customers. The increase in sales of motion control products reflects continually rising customer demand. Sales to international customers remained constant at 39% of total sales.

     Gross margin increased from 35% in the first quarter of fiscal 1996 to 37% in fiscal 1997 due to changes in volume, product mix and pricing. Selling, general and administrative, and engineering and development expenses increased 3% in the first quarter from $3,718,000 last year to $3,821,000 in the current year, primarily due to an increase in selling expenses.

     Other income decreased from $206,000 in fiscal 1996 to $8,000 in fiscal 1997 primarily due to a one-time gain on the sale of a contractual right which was recorded in the first quarter of fiscal 1996.

     In connection with the Company's continuing effort to reorganize the operations of its power and process products groups, the Company decided in the first quarter of fiscal 1997 to consolidate all manufacturing for the power group into the Company's manufacturing facilities located in Seattle, Washington and Belfast, Northern Ireland, and, accordingly, to close the Company's Denver manufacturing facility. The Company recorded a $338,000 restructuring charge in the fourth quarter of fiscal 1996 in connection with the reorganization plans as a result of decisions made in fiscal 1996. The effect of the additional reorganization efforts initiated in the first quarter of fiscal 1997 did not have a material effect on the Company's financial condition or results of operations. The intent of the reorganization has been to reduce costs and enhance productivity and efficiency in the power and process products groups.

     Liquidity and Capital Resources
     -------------------------------

          Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for a negotiated price of $1,301,000, of which $718,000 was paid in cash at closing on October 10, 1996, $400,000 payable in a 10% note due June 30, 1997 and $183,000 payable when certain accounts receivable of TIS are collected.

          TIS, located in Baltimore, Maryland, is a full service supplier of process automation systems for industrial applications. The TIS system has been used to fully automate such industrial applications as water and waste water treatment plants, glass making plants, oil and gas terminals and transport facilities and tank farm facilities. TIS, which will operate under the name Hathaway Industrial Automation, will continue its expansion into its traditional process markets. In addition, the TIS system will be marketed to the power utility industry and will be teamed with certain existing Hathaway products and targeted at the automation and integration of equipment in both transmission and distribution substations and power plants.

                             HATHAWAY CORPORATION
                             --------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   OPERATING RESULTS AND FINANCIAL CONDITION
                   -----------------------------------------


     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The TIS assets acquired and liabilities assumed have been included in the September 30, 1996 balances in the accompanying balance sheets.

     The Company's liquidity position as measured by cash decreased $553,000 during the first quarter of fiscal 1997 to a balance of $4,684,000 at September 30, 1996, compared to $592,000 used in the first quarter in fiscal 1996. Operating activities used $574,000 in the first quarter of fiscal 1997 compared to $134,000 generated in the first quarter of fiscal 1996. The decrease in cash from operating activities was primarily due to fluctuations in working capital balances.

     Cash of $103,000 was generated by investing activities in the first quarter of 1997, compared to $181,000 used by investing activities last year, primarily due to the maturity of a long-term investment which was converted into cash.

     Cash of $89,000 and $541,000 was used in financing activities during the first quarter of 1997 and 1996, respectively. The decrease in cash used for financing activities was due primarily to dividends of $426,000 paid to stockholders last year, whereas no dividends were paid to stockholders in the first quarter of fiscal 1997. The Board of Directors did not declare an annual dividend in the first quarter of fiscal 1997 due to the fiscal 1996 loss and because the Company's loan agreement does not allow the Company to pay dividends until a certain loan covenant is met.

     The Company's current capital needs can be supplied from operations, cash and cash equivalents and $1,622,000 available under the Company's line of credit with Marine Midland Business Loans, Inc.

                             HATHAWAY CORPORATION
                             --------------------

PART II.  OTHER INFORMATION
--------  -----------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          2. Purchase Agreement dated October 10, 1996. Incorporated by reference to Exhibit 2 to the company's Form 8-K dated October 10, 1996.

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1996 Annual Report to Stockholders.

          27.  Financial Data Schedule.

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed in the three months ended September 30, 1996.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HATHAWAY CORPORATION
                                            ------------------------------------


DATE:   November 14, 1996                   By:  /s/ Richard D. Smith
     ----------------------                    --------------------------------
                                                 Executive Vice President,
                                                  Treasurer, and
                                                 Chief Financial and Accounting
                                                  Officer