Form 10-Q
period 1996-12-31
HATHAWAY CORP
filed 1997-02-14
CIK 46129

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                 -------------
                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
 December 31, 1996                                          0-4041
    (Unaudited)
                                  -----------

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

         Number of Shares of the only class of Common Stock outstanding:
                       (4,245,227 as of December 31, 1996)



================================================================================

                              HATHAWAY CORPORATION
                              --------------------

                                      INDEX
                                      -----

                                                                                                           Page No.
                                                                                                           --------

PART I.      FINANCIAL INFORMATION
             Item 1.  Financial Statements

                      Consolidated Statements of Operations
                         Three and six months ended December 31, 1996 and 1995 (Unaudited).............    1

                      Consolidated Balance Sheets
                          December 31, 1996 (Unaudited) and June 30, 1996..............................    2

                      Consolidated Statements of Cash Flows
                          Six months ended December 31, 1996 and 1995 (Unaudited)......................    3

                      Consolidated Statement of Stockholders' Investment
                          Six months ended December 31, 1996 (Unaudited)...............................    4

                      Notes to Consolidated Financial Statements (Unaudited)...........................    5

             Item 2.  Management's Discussion and Analysis of Operating
                      Results and Financial Position...................................................    7

PART II.     OTHER INFORMATION

             Item 4.    Submission of matters to a vote of security holders............................    8

             Item 6.    Exhibits and Reports on Form 8-K...............................................    9


                              HATHAWAY CORPORATION
                              --------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended                              Six Months Ended
                                                        December 31,                                   December 31,
                                         ------------------------------------------      ----------------------------------------
                                                1996                    1995                   1996                   1995
                                         -------------------      -----------------      ----------------       -----------------
REVENUES                                 $            10,368      $           9,678      $         19,186       $          17,189

OPERATING COSTS AND EXPENSES:

  Cost of products sold                                6,739                  5,665                12,276                  10,563
  Selling                                              1,980                  1,645                 3,782                   3,139
  General and administrative                           1,190                  1,317                 2,278                   2,538
  Engineering and development                            838                    868                 1,723                   1,809
  Amortization of intangibles                             46                     62                    92                     124
                                         -------------------      -----------------      ----------------       -----------------
Total operating costs and expenses                    10,793                  9,557                20,151                  18,173
                                         -------------------      -----------------      ----------------       -----------------
Operating income (loss)                                (425)                    121                  (965)                   (984)

OTHER INCOME (EXPENSES), NET:

  Interest and dividend income                            42                     81                   114                     170
  Interest expense                                       (41)                   (50)                  (83)                   (101)
  Other income (expenses), net                            63                   (126)                   41                      42
                                         -------------------      -----------------      ----------------       -----------------
Total other income (expenses), net                        64                    (95)                   72                     111
                                         -------------------      -----------------      ----------------       -----------------
Income (loss) before income taxes                       (361)                    26                  (893)                   (873)

Benefit (provision) for income taxes                     135                    (19)                  292                     129
                                         -------------------      -----------------      ----------------       -----------------
NET INCOME (LOSS)                        $              (226)     $               7      $           (601)      $            (744)
                                         ===================      =================      ================       =================

PER SHARE AMOUNTS

Primary and fully diluted net income
  (loss) per share                       $             (0.05)     $            0.00      $          (0.14)     $           (0.17)
                                         ===================      =================      ================      =================
Shares used in computing primary per
  share amounts                                        4,378                  4,268                 4,329                  4,278
                                         ===================      =================      ================      =================
Shares used in computing fully diluted
  per share amounts                                    4,378                  4,268                 4,333                  4,278
                                         ===================      =================      ================      =================




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              HATHAWAY CORPORATION
                              --------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In Thousands)

                                                                          December 31,                      June 30,
                                                                              1996                             1996
                                                                      --------------------             -------------------
                                                                          (Unaudited)
ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                             $              3,594             $             5,237
Marketable securities, current                                                          --                             201
Trade receivables, net                                                               7,665                           6,293
Inventories, net                                                                     5,394                           4,972
Prepaid expenses and other                                                           1,612                           1,750
                                                                      --------------------             -------------------
Total current assets                                                                18,265                          18,453
Property and equipment, net                                                          1,794                           1,727
Other                                                                                  991                             959
                                                                      --------------------             -------------------
Total assets                                                           $            21,050             $            21,139
                                                                      ====================             ===================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                      $              1,387             $             1,309
Accrued liabilities and other                                                        3,950                           3,771
                                                                      --------------------             -------------------
Total current liabilities                                                            5,337                           5,080
Long-term debt                                                                       1,775                           1,777
                                                                      --------------------             -------------------
Total liabilities                                                                    7,112                           6,857

STOCKHOLDERS' INVESTMENT:
Common stock                                                                           100                             100
Additional paid-in capital                                                           9,751                           9,712
Loans receivable for stock                                                            (235)                           (235)
Retained earnings                                                                    7,646                           8,247
Cumulative translation adjustments                                                     465                             163
Treasury stock                                                                      (3,789)                         (3,705)
                                                                      --------------------             -------------------
Total stockholders' investment                                                      13,938                          14,282
                                                                      --------------------             -------------------
Total liabilities and stockholders' investment                         $            21,050             $            21,139
                                                                      ====================             ===================



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

                              HATHAWAY CORPORATION
                              --------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                      ----------------------------------------------------
                                                                              1996                            1995
                                                                      --------------------             -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $       (601)                    $      (744)
Adjustments to reconcile net income to net cash from
  operating activities:
      Depreciation and amortization                                                    483                             449
      Other                                                                            187                              78
      Changes in assets and liabilities; net of effect of
       purchase of subsidiary (Note 3):
          (Increase) decrease in -
              Trade receivables, net                                                  (550)                            887
              Inventories, net                                                         894                            (240)
              Prepaid expenses and other                                               142                            (312)
          Increase (decrease) in -
              Accounts payable                                                        (502)                           (253)
              Accrued liabilities and other                                           (988)                           (257)
                                                                              ------------                     -----------

Net cash from operating activities                                                    (935)                           (392)
                                                                              ------------                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                               (192)                           (383)
Investment in joint ventures                                                            --                             (70)
Proceeds from maturity of long-term investment                                         198                              --
Purchase of interest in Tate Integrated Systems                                       (718)                             --
                                                                              ------------                     -----------

Net cash from investing activities                                                    (712)                           (453)
                                                                              ------------                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and long-term debt, net                                    (2)                            (21)
Dividends paid to stockholders                                                          --                            (426)
Purchase of treasury stock                                                             (84)                             (4)
Proceeds from exercise of stock options                                                 39                              --
                                                                              ------------                     -----------

Net cash from financing activities                                                     (47)                           (451)
                                                                              ------------                     -----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                         51                             (41)
                                                                              ------------                     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,643)                         (1,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       5,237                           5,903
                                                                              ------------                     -----------

CASH AND CASH EQUIVALENTS AT DECEMBER 31                                      $      3,594                     $     4,566
                                                                              ============                     ===========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              HATHAWAY CORPORATION
                              --------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
               --------------------------------------------------
                   For the six months ended December 31, 1996
                        (In Thousands, except share data)
                                   (Unaudited)

                                 COMMON STOCK                  ADDITIONAL
                        ------------------------------          PAID-IN                LOANS               RETAINED
                           SHARES           AMOUNT              CAPITAL            RECEIVABLE/(1)/         EARNINGS
                        ------------     -------------      ----------------     ------------------     --------------
Balances,
 June 30, 1996             5,307,143     $         100      $          9,712     $             (235)    $        8,247

Purchase of treasury
  stock                          ---               ---                   ---                    ---                ---

Exercise of stock
options                       16,500               ---                    39                    ---                ---

Net loss for the
 six months ended
 December 31, 1996               ---               ---                   ---                    ---               (601)
                        ------------     -------------      ----------------     ------------------     --------------
Balances,
 December 31, 1996         5,323,643     $         100      $          9,751     $             (235)    $        7,646
                        ============     =============      ================     ==================     ==============

                                  TREASURY STOCK
                        -------------------------------
                           SHARES              AMOUNT
                        ------------     --------------
Balances,
 June 30, 1996             1,058,046      $    (3,705)

Purchase of treasury
  stock                       20,370              (84)

Exercise of stock
options                          ---              ---

Net loss for the
 six months ended
 December 31, 1996               ---              ---
                        ------------      -----------
Balances,
 December 31, 1996         1,078,416      $    (3,789)
                        ============      ===========

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

2.    Inventories
      -----------

      Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                              December 31,                 June 30,
                                                                  1996                       1996
                                                           ------------------        --------------------
      Parts and raw materials, net                         $            2,759        $              2,689

      Finished goods and work-in-process, net                           2,635                       2,283
                                                           ------------------        --------------------
                                                           $            5,394        $              4,972
                                                           ==================        ====================


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

      TIS, located in Baltimore, Maryland, is a full service supplier of process automation systems for industrial applications. TIS has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The TIS system has been used to fully automate such industrial applications as water and waste water treatment plants, glass making plants, oil and gas terminals and transport facilities and tank farm facilities. TIS, which will operate under the name Hathaway Industrial Automation (HIA), will continue its expansion into its traditional process markets. In addition, the TIS system will be marketed to the power utility industry and will be teamed with certain existing Hathaway products and targeted at the automation and integration of equipment in both transmission and distribution substations and power plants.

      The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

      The net purchase price has been allocated as follows (in thousands):

       Trade receivables, net                       $              860
       Inventories, net                                          1,317
       Property and equipment, net                                 123
       Other non-current assets                                    165
       Accounts payable                                           (580)
       Accrued liabilities and other                              (584)
                                                    -----------------------
       Net purchase price                           $             1,301
                                                    =======================


     The results of operations of TIS have been included in the Company's consolidated statements of operations starting on October 1, 1996.

     The following unaudited pro forma summary (in thousands, except per share data) combines the consolidated results of operations of the Company and TIS as if the acquisition had occurred at the beginning of fiscal years 1997 and 1996 after giving effect to certain pro forma adjustments. The pro forma results are shown for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                              Three months ended                           Six months ended
                                                 December 31,                                December 31,
                                            1996               1995                     1996               1995
                                     ------------------ -----------------        ------------------ ------------------
Revenue                              $    10,368        $     11,010             $    20,186        $    19,358
                                     ================== =================        ================== ==================
Net income (loss)                    $      (226)       $         53             $      (575)       $      (772)
                                     ================== =================        ================== ==================
Primary net income (loss)
  per share                          $     (0.05)       $       0.01             $     (0.13)       $     (0.18)
                                     ================== =================        ================== ==================


                              HATHAWAY CORPORATION
                              --------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                    OPERATING RESULTS AND FINANCIAL CONDITION
                    -----------------------------------------

     Operating Results
     -----------------

     For the second quarter ended December 31, 1996, the Company recognized a net loss of $226,000 or $.05 per share, compared to net income of $7,000, or $.00 per share, for the same period last year. Revenues increased 7% in the second quarter from $9,678,000 last year to $10,368,000 this year.

     The Company recognized a net loss of $601,000 for the six months ended December 31, 1996, compared to a net loss of $744,000 for the six months ended December 31, 1995. Revenues for the first six months increased by 12% from $17,189,000 in fiscal 1996 to $19,186,000 in fiscal 1997.

     The 7% increase in revenues in the second quarter was due to a 5% increase in revenues from the Company's power and process instrumentation products and a 12% increase in revenues from the Company's motion control products. The 12% increase in revenues for the first six months was due to a 9% increase in power and process revenues and a 17% increase in motion control revenues. Increases in power and process revenues were due primarily to revenues generated by HIA, acquired by the Company effective September 30, 1996.

     The net operating results in the second quarter and in the first six months did not improve significantly from comparable prior year periods despite increases in revenues, primarily due to increases in cost of products sold as a percentage of revenues. Cost of products sold as a percentage of revenues increased from 59% in the second quarter of fiscal 1996 to 65% in the same quarter of fiscal 1997. For the first six months, the percentage increased from 61% in fiscal 1996 to 64% in fiscal 1997. The fluctuations in cost of product sold as a percentage of revenues were due to changes in competitive pricing and mix of products sold. In addition, HIA's cost of products sold represented a higher percentage of revenues than that of the Company's existing product lines, which is consistent with HIA's services business.

     In the second quarter, sales to international customers decreased 2% from $3,600,000 in fiscal 1996 to $3,520,000 in fiscal 1997. For the first six months, sales to international customers increased 6% from $6,555,000 to $6,949,000. Foreign sales represented 36% and 38% of total sales for the six months ended December 31, 1996 and 1995, respectively, and 34% and 37%, respectively, of total sales for the second quarter.

     Selling, general and administrative, and engineering and development expenses increased 4% in the second quarter and 3% for the first six months, primarily as a result of such costs incurred by HIA, which was acquired by the Company effective September 30, 1996. Excluding HIA, these expenses decreased 5% in the second quarter and 1% in the first six months.

     Liquidity and Capital Resources
     -------------------------------

     The Company's liquidity position as measured by cash decreased $1,643,000 during the first six months to a balance of $3,594,000 at December 31, 1996. Operating activities used $935,000 in the first six months of fiscal 1997 compared to $392,000 used in the same period of fiscal 1996. The increase in cash used by operating activities was primarily the result of fluctuations in working capital balances and $597,000 used by HIA.

     Cash of $712,000 and $453,000 was used by investing activities during the six months ended December 31, 1996 and 1995, respectively. The increase in cash used by investing activities was primarily due to $718,000 paid to Tate Engineering Services in fiscal 1997 for the purchase of the ownership interest in TIS.

     Cash of $47,000 was used by financing activities during the first two quarters of fiscal 1997, compared to $451,000 used by financing activities in the same period last year. The decrease in cash used for financing activities was due primarily to the $426,000 in dividends paid to stockholders in fiscal 1996, whereas there were no dividend payments in fiscal 1997.

     The Company's current capital needs can be supplied from cash and cash equivalents and $1,411,000 available under the Company's line of credit with Marine Midland Business Loans, Inc.

                              HATHAWAY CORPORATION
                              --------------------

PART II.          OTHER INFORMATION
-------           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Company held its annual stockholders' meeting on October 24, 1996. The stockholders elected E.E. Prince, R.D. Smith, C.H. Clarridge, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. The shareholders also approved a proposal to amend the Company's 1991 Incentive and Nonstatutory Stock Option Plan to increase the number of shares of the Company's common stock that may be issued under the plan by 200,000 and to designate such shares as available only for key employees of any company acquired after August 15, 1996. In addition, the shareholders defeated a stockholder proposal requesting the sale of the Company and the elimination of the shareholders' rights plan and employee severance agreements. The vote tabulation was as follows:

           1)     Election of Directors

                                      Number of Votes
                          ---------------------------------------
                                                 Withheld or         Total Shares         % of Shares
Nominee                          For               Against            Outstanding         Voting For
---------------------------------------------------------------------------------------------------------
E.E. Prince                    3,326,019              748,178           4,235,817            79%
R.D. Smith                     3,372,014              702,183           4,235,817            80%
C.H. Clarridge                 3,371,723              702,474           4,235,817            80%
G.D. Hubbard                   3,371,198              702,999           4,235,817            80%
G.J. Pilmanis                  3,328,051              746,146           4,235,817            79%

2)     Stock Option Plan Amendment

                                                                      Total Votes
                                 For               Against              Counted              Abstaining
                          -------------------------------------------------------------------------------------
Number of votes                    2,822,724            1,051,610           3,874,334              73,038
% of votes counted                       73%                  27%                100%

3) Shareholder proposal requesting sale of the Company and elimination of the shareholders' rights plan and employee severance agreements.

                                                                      Total Votes
                                 For               Against              Counted              Abstaining
                          ------------------------------------------------------------------------------------
Number of votes                      962,461            2,288,148           3,250,609              77,389
% of votes counted                       30%                  70%                100%


Two other shareholder proposals were not properly presented for action at the meeting by the proponent shareholder or a duly authorized representative. Therefore, those proposals were not considered for vote at the meeting.

                              HATHAWAY CORPORATION
                              --------------------

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)        Exhibits

           (1) Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1996 Annual Report to Stockholders.

(b)        Reports on Form 8-K

           (1) On October 10, 1996, the Company filed a Current Report on Form 8-K regarding the purchase of interest in Tate Integrated Systems.

           (2) On December 20, 1996, the Company filed Amendment No. 1 to the Current Report on Form 8-K dated October 10, 1996.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HATHAWAY CORPORATION
                                    ------------------------------------------

DATE:  February 14, 1996            By:      /s/ Richard D. Smith
     ----------------------            --------------------------------------
                                    Executive Vice President, Treasurer,
                                    and Chief Financial and Accounting Officer