Form 10-Q
period 1997-03-31
HATHAWAY CORP
filed 1997-05-15
CIK 46129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                          ----------------------------

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
     MARCH 31, 1997                                          0-4041
       (UNAUDITED)


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



                          YES    X         NO
                               -----           ------


        Number of Shares of the only class of Common Stock outstanding:
                        (4,279,839 as of March 31, 1997)

================================================================================

                              HATHAWAY CORPORATION
                              --------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------


PART I.          FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Condensed Consolidated Statements of Operations
                  Three and nine months ended March 31,
                  1997 and 1996 (Unaudited)..............................  1

                 Condensed Consolidated Balance Sheets
                  March 31, 1997 (Unaudited) and June 30, 1996...........  2

                 Condensed Consolidated Statements of Cash Flows
                  Nine months ended March 31, 1997 and 1996 (Unaudited)..  3

                 Condensed Consolidated Statement of Stockholders'
                  Investment
                  Nine months ended March 31, 1997 (Unaudited)...........  4

                 Notes to Condensed Consolidated Financial
                  Statements (Unaudited).................................  5

       Item 2.   Management's Discussion and Analysis of Operating
                  Results and Financial Position.........................  8

PART II.         OTHER INFORMATION

       Item 3.   Defaults Upon Senior Securities......................... 10

       Item 6.   Exhibits and Reports on Form 8-K........................ 10


                             HATHAWAY CORPORATION
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                            MARCH 31,                      MARCH 31,
                                      -----------------------        -------------------
                                          1997        1996             1997        1996
                                      ---------    ----------        --------   --------
REVENUES                                $ 9,443       $8,274         $28,629     $25,463
OPERATING COSTS AND EXPENSES:
  Cost of products sold                   6,342        5,331          18,618      15,894
  Selling                                 1,928        1,547           5,710       4,686
  General and administrative              1,234        1,085           3,512       3,623
  Engineering and development             1,046          960           2,769       2,769
  Amortization of intangibles                79           45             171         169
                                      ---------    ---------        --------    --------
Total operating costs and expenses       10,629        8,968          30,780      27,141
                                      ---------    ---------        --------    --------
Operating loss                           (1,186)        (694)         (2,151)     (1,678)
OTHER INCOME (EXPENSES), NET:
  Interest and dividend income               57           86             171         256
  Interest expense                          (40)         (47)           (123)       (148)
  Other income (expenses), net             (180)          10            (139)         52
Total other income (expenses), net         (163)          49             (91)        160
                                      ---------    ---------        --------    --------
Loss before income taxes                 (1,349)        (645)         (2,242)     (1,518)

Benefit for income taxes                    413          138             705         267
                                      ---------    ---------        --------    --------
NET LOSS                                $  (936)      $ (507)        $(1,537)    $(1,251)
                                      =========    =========        ========    ========


PER SHARE AMOUNTS
Primary and fully diluted net
  loss per share                         $(0.21)      $(0.12)         $(0.35)     $(0.29)
                                      =========    =========        ========    ========
Shares used in computing primary and
  fully diluted per share amounts         4,517        4,261           4,328       4,274
                                      =========    =========        ========    ========

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                 (IN THOUSANDS)

                                                           MARCH 31,   JUNE 30,
                                                             1997        1996
                                                        ------------  ---------
                                                               (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                  $   3,388    $ 5,237
Marketable securities, current                                    --        201
Trade receivables, net                                         6,785      6,293
Inventories, net                                               5,238      4,972
Prepaid expenses and other                                     2,122      1,750
                                                        ------------  ---------
Total current assets                                          17,533     18,453
Property and equipment, net                                    1,760      1,727
Other                                                          1,029        959
                                                        ------------  ---------
Total assets                                               $  20,322    $21,139
                                                        ============  =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
Long-term debt classified as current (Note 4)              $   1,725    $    --
Accounts payable                                               1,779      1,309
Accrued liabilities and other                                  3,951      3,771
                                                        ------------  ---------
Total current liabilities                                      7,455      5,080
Long-term debt                                                    --      1,777
                                                        ------------  ---------
Total liabilities                                              7,455      6,857

STOCKHOLDERS' INVESTMENT:
Common stock                                                     100        100
Additional paid-in capital                                     9,926      9,712
Loans receivable for stock                                      (235)      (235)
Retained earnings                                              6,710      8,247
Cumulative translation adjustments                               312        163
Treasury stock                                                (3,946)    (3,705)
                                                        ------------  ---------
Total stockholders' investment                                12,867     14,282
                                                        ------------  ---------
Total liabilities and stockholders' investment             $  20,322    $21,139
                                                        ============  =========

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                ------------------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                MARCH 31,
                                                         --------------------
                                                            1997        1996
                                                         ---------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (1,537)   $(1,251)
Adjustments to reconcile net loss to net cash from
  operating activities:
   Depreciation and amortization                               744        698
   Other                                                        77        (71)
   Changes in assets and liabilities, net of effect of
           purchase of subsidiary (Note 3):
      (Increase) decrease in -
          Trade receivables, net                               297      2,092
          Inventories, net                                     899       (423)
          Prepaid expenses and other                          (289)      (179)
      Increase (decrease) in -
          Accounts payable                                    (109)        68
          Accrued liabilities and other                       (915)      (661)
                                                         ---------     ------
Net cash from operating activities                            (833)       273
                                                         ---------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (380)      (564)
Investment in joint ventures                                    --        (70)
Purchase of interest in Tate Integrated Systems               (788)        --
Proceeds from maturities of marketable securities              198      1,000
                                                         ---------     ------
Net cash from investing activities                            (970)       366
                                                         ---------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit and long-term debt, net           (52)      (179)
Dividends paid to stockholders                                  --       (426)
Purchase of treasury stock                                    (101)       (21)
Proceeds from exercise of stock options                         74         --
                                                         ---------     ------
Net cash from financing activities                             (79)      (626)
                                                         ---------     ------
EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                                               33        (42)
                                                         ---------     ------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                               (1,849)       (29)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       5,237      5,903
                                                         ---------     ------
CASH AND CASH EQUIVALENTS
  AT MARCH 31                                            $   3,388     $5,874
                                                         ---------     ------

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                             --------------------
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
         ------------------------------------------------------------
                   FOR THE NINE MONTHS ENDED MARCH 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                             COMMON STOCK     ADDITIONAL                                TREASURY STOCK
                         -------------------   PAID-IN     LOANS          RETAINED   --------------------
                            SHARES    AMOUNT   CAPITAL  RECEIVABLE/(1)/   EARNINGS     SHARES     AMOUNT
                         -----------  ------   ------- ----------------   ---------  ----------  --------
Balances,
 June 30, 1996             5,307,143    $100   $9,712  $          (235)   $   8,247   1,058,046   $(3,705)

Purchase of treasury
  stock                          ---     ---      ---              ---          ---      24,358      (101)

Exercise of stock
 options                      29,003     ---       74              ---          ---         ---       ---

Purchase of treasury
 stock through non-cash
 exercise of stock
 options/(2)/                 57,249     ---      140              ---          ---      31,152      (140)


Net loss for the
 nine months ended
 March 31, 1997                  ---     ---      ---              ---       (1,537)        ---       ---
                         -----------  ------   ------- ---------------    ---------  ----------  --------
Balances,
 March 31, 1997            5,393,395   $ 100   $9,926  $          (235)   $   6,710   1,113,556  $ (3,946)
                         ===========  ======   ======= ===============    =========  ==========  ========

(1) Loans receivable are from the Company's Leveraged Employee Stock Ownership Plan and Trust for $102 and from an officer of the Company for stock purchases totaling $133.

(2) Certain eligible employees of the Company exercised stock options by surrendering Company stock in a non-cash, tax-free transaction.

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

2.   Inventories
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):


                                                 MARCH 31,  JUNE 30,
                                                   1997       1996
                                                ---------------------
     Parts and raw materials, net                $  2,965   $  2,689
     Finished goods and work-in-process, net        2,273      2,283
                                                ---------------------
                                                 $  5,238   $  4,972
                                                =====================

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

                             HATHAWAY CORPORATION
                             --------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                  (UNAUDITED)


   TIS, located in Baltimore, Maryland, is a full service supplier of process
automation systems for industrial applications.   TIS has developed a state-of-
the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The TIS system has been used to fully automate such industrial applications as water and waste water treatment plants, glass making plants, oil and gas terminals and transport facilities and tank farm facilities. TIS, which will operate under the name Hathaway Industrial Automation (HIA), will continue its expansion into its traditional process markets. In addition, the TIS system will be marketed to the power utility industry and will be teamed with certain existing Hathaway products and targeted at the automation and integration of equipment in both transmission and distribution substations and power plants.

   The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

   The net purchase price has been allocated as follows (in thousands):

    Trade receivables, net            $  860
    Inventories, net                   1,165
    Property and equipment, net          123
    Other non-current assets             317
    Accounts payable                    (580)
    Accrued liabilities and other       (584)
                                      ------
    Net purchase price                $1,301

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

                   THREE MONTHS ENDED     NINE MONTHS ENDED
                         MARCH 31,             MARCH 31,
                     1997       1996       1997        1996
                  --------------------   -------------------
Revenue             $9,443     $9,500    $29,629    $28,858
                  ====================   ===================
Net loss            $ (936)    $ (567)   $(1,511)   $(1,339)
                  ====================   ===================
Primary net loss
  per share         $(0.21)    $(0.13)   $ (0.35)   $ (0.31)
                  ====================   ===================

                             HATHAWAY CORPORATION
                             --------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                  (UNAUDITED)


4. Debt Covenant Violation
   -----------------------

   The Company's amended long-term financing agreement (Agreement) with Marine Midland Business Loans, Inc. (Midland) requires that the Company maintain compliance with certain covenants related to tangible net worth, cash flow coverage and current ratios and requires that the Company achieve certain annual operating results.

   As of March 31, 1997 the Company did not meet the minimum tangible net worth requirement. The Company's not meeting this requirement constitutes an event of default under the Agreement. Pursuant to the Agreement, upon the happening of an event of default, Midland may declare any principal outstanding to be immediately due and payable, together with all interest thereon and applicable costs and expenses. Accordingly, the balance of the long-term debt has been classified as current as of March 31, 1997. To date, however, Midland has not declared the Company's indebtedness immediately due and payable. In addition, the Company is negotiating with Midland for a waiver of the covenant non-compliance, which would allow the Company to comply with the aforementioned debt covenant. There can be no assurance, however, that Midland will grant such a waiver or that Midland will not accelerate the currently scheduled debt maturities.

5. New Accounting Standard
   -----------------------

   In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new reporting requirements for earnings per share (EPS). The Statement replaces Primary and Fully Diluted EPS reporting required under APB Opinion No. 15 with Basic and Diluted EPS, respectively. The Statement eliminates several requirements of Opinion 15 and prescribes new calculation guidelines for Basic and Diluted EPS that will result in equal to or
greater than EPS amounts reported under Opinion 15.   Basic EPS is computed by
dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration for other potentially dilutive securities (in contrast to Opinion 15 requirements). Diluted EPS is computed by dividing reported earnings by weighted average outstanding and dilutive shares, where the dilution is determined using the average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by Opinion 15. The Statement also requires a disclosure reconciling the numerator and denominator of the EPS calculations.
In accordance with the Statement, the Company will adopt the new reporting requirements in the quarter ending December 31, 1997.

                             HATHAWAY CORPORATION
                             --------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                   OPERATING RESULTS AND FINANCIAL CONDITION
                   -----------------------------------------


  Operating Results
  -----------------

  For the third quarter ended March 31, 1997, the Company recognized a net loss of $936,000 or $.21 per share, compared to a net loss of $507,000, or $.12 per share, for the same period last year. Revenues increased 14% in the third quarter from $8,274,000 last year to $9,443,000 this year.

  The Company recognized a net loss of $1,537,000 for the nine months ended March 31, 1997, compared to a net loss of $1,251,000 for the nine months ended March 31, 1996. Revenues for the first nine months increased 12% from $25,463,000 in fiscal 1996 to $28,629,000 in fiscal 1997.

  The 14% increase in revenues in the third quarter was due to a 18% increase in revenues from the Company's power and process instrumentation products and a 7% increase in revenues from the Company's motion control products. The 12% increase in revenues for the first nine months was due to a 12% increase in power and process revenues and a 14% increase in motion control revenues. Increases in power and process revenues were due primarily to revenues generated
by HIA, acquired by the Company effective September 30, 1996.   Excluding HIA,
the Company's power and process revenues increased 1% in the third quarter and remained stable for the first nine months, as compared with the same periods in fiscal 1996. In contrast, in fiscal 1996 the Company reported 31% and 27% decreases in power and process revenues in the third quarter and nine months, respectively, over the same periods in fiscal 1995. Accordingly, management believes that these trends are the first indications that the downturn in power and process revenues that began after the 1992 power industry deregulation may be reversing.

  In the third quarter, sales to international customers increased 11% from $3,104,000 in fiscal 1996 to $3,461,000 in fiscal 1997. For the first nine months, sales to international customers increased 8% from $9,659,000 to $10,410,000, due to growth in foreign business generated by motion control and traditional power business units. Foreign sales represented 36% and 38% of total sales for the nine months ended March 31, 1997 and 1996, respectively, and 37% and 38%, respectively, of total sales for the third quarter. As a percentage of total sales, foreign sales decreased slightly because the growth in traditional foreign business was offset by HIA's business, which is primarily with domestic customers.

  The net operating results in the third quarter and in the first nine months did not improve significantly from comparable prior year periods despite increases in revenues, primarily due to increases in cost of products sold as a percentage of revenues. Third quarter cost of products sold as a percentage of revenues increased from 64% in 1996 to 67% in 1997. For the first nine months, the percentage increased from 62% in 1996 to 65% in 1997. The fluctuations in cost of product sold as a percentage of revenues were due to changes in competitive pricing and mix of products sold, as well as manufacturing inefficiencies resulting from the consolidation of manufacturing of operations. In addition, HIA's cost of products sold represented a higher percentage of revenues than that of the Company's existing product lines, which is consistent with HIA's services business. Excluding HIA, the percentage was 65% and 64% for the quarter and nine months ended March 31, 1997, respectively.

  Selling, general and administrative, and engineering and development expenses increased 18% in the third quarter and 8% for the first nine months, primarily as a result of such costs incurred by HIA, which was acquired by the Company effective September 30, 1996. Excluding HIA, selling, general and administrative, and engineering and development expenses decreased 4 % in the third quarter and 2% in the first nine months, due to the Company's implemented cost-reduction and restructuring efforts.

  The Company has invested substantial resources in HIA, consistent with the Company's strategy to expand further into the process industry and to develop applications of the HIA software for the power industry. Management continues to believe that the software products developed by HIA, as modified for the power industry and combined with other Company products, will provide power companies with automated and integrated system solutions that will both reduce their operating costs and improve the reliability of the power supply. Management believes that there is significant demand in the power industry for such solutions as a result of the recent industry deregulation.

                             HATHAWAY CORPORATION
                             --------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
             OPERATING RESULTS AND FINANCIAL CONDITION (CONTINUED)
             -----------------------------------------------------


  Liquidity and Capital Resources
  -------------------------------

  The Company's liquidity position as measured by cash decreased $1,849,000 during the first nine months to a balance of $3,388,000 at March 31, 1997. The decrease includes $1,782,000 of cash used for the investment in the HIA operation and is comprised of $718,000 paid to Tate Engineering Services for the purchase of the ownership interest, $70,000 paid for acquisition-related expenses and $994,000 used by HIA since the purchase date.

  Operating activities used $833,000 in the first nine months of fiscal 1997 compared to $273,000 provided in the same period of fiscal 1996. The increase in cash used by operating activities was primarily the result of fluctuations in working capital balances and $994,000 used by HIA.

  Cash of $970,000 was used by investing activities during the nine months ended March 31, 1997, compared to $366,000 provided by investing activities during the same period in 1996. The increase in cash used by investing activities was primarily due to $718,000 paid to Tate Engineering Services in fiscal 1997 for the purchase of the ownership interest in TIS and $70,000 paid for acquisition-related expenses. In addition, proceeds from maturities of marketable securities generated $1,000,000 in the nine months of fiscal 1996, compared to $198,000 in the same period this year.

  Cash of $79,000 was used by financing activities during the first three quarters of fiscal 1997, compared to $626,000 used by financing activities in the same period last year. The decrease in cash used for financing activities was due primarily to the $426,000 in dividends paid to stockholders in fiscal 1996, whereas no dividend payments were made in fiscal 1997.

  The Company's non-compliance with one debt covenant as of March 31, 1997 represents a major possible commitment for use of funds at March 31, 1997. The debt balance of $1,725,000 at March 31, 1997 has been classified as current in order to reflect the possibility that Midland could declare the entire balance immediately due and payable. If Midland does declare the balance immediately due and payable, the Company's cash and cash equivalents of $3,388,000 at March 31, 1997 could be used to satisfy the obligation. However, the Company is negotiating with Midland for a waiver which would allow the Company to comply with the specified debt covenant and, therefore, to maintain the scheduled debt maturities. There can be no assurance, however, that Midland will grant such a waiver or that Midland will not accelerate the currently scheduled debt maturities.

   The Company's other current capital needs can be supplied from operations and cash and cash equivalents. If the waiver mentioned above is obtained from Midland, $1,264,000 would be available under the Company's line of credit with Midland. If Midland does not grant the Company the waiver of non-compliance, the Company will pursue other external sources to provide long-term financing for the Company. There can be no assurance, however, that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all.

                             HATHAWAY CORPORATION
                             --------------------

PART II.  OTHER INFORMATION
--------  -----------------


Item 3. Defaults Upon Senior Securities
        -------------------------------

(a) As of March 31, 1997 the Company's Agreement with Midland is in technical default. The technical default resulted from the Company not meeting a debt covenant which requires the Company to maintain a certain minimum tangible net worth. The default was not the result of the Company not making required principal and interest payments, as all payments have been made on time. See further discussion in Note 4 to Condensed Consolidated Financial Statements contained in this Form.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

        (1) Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1996 Annual Report to Stockholders.

(b)     Reports on Form 8-K

        (1) There were no reports on Form 8-K filed in the three months ended March 31, 1997.


                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HATHAWAY CORPORATION
                                      ------------------------------------------


DATE:     May 15, 1997                By: /s/ Richard D. Smith
      -------------------------           --------------------------------------
                                      Executive Vice President, Treasurer,
                                      and Chief Financial and Accounting Officer