Form 10-K
period 1997-06-30
HATHAWAY CORP
filed 1997-09-18
CIK 46129

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________.

                        Commission file number: 0-4041

                             HATHAWAY CORPORATION
            (Exact name of registrant as specified in its charter)

              Colorado                                   88-0518115
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

        8228 Park Meadows Drive
          Littleton, Colorado                             80124
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (303) 799-8200

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

                           ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 28, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $12,655,000.

                           ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement dated September 18, 1997 are incorporated by reference in Part III of this Report.

                           ------------------------

                               Table of Contents

Part I.                                                                                                 Page
Item 1.           Business...............................................................................1
Item 2.           Properties.............................................................................4
Item 3.           Legal Proceedings......................................................................4
Item 4.           Submission of Matters to a Vote of Security Holders....................................4

Part II.

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..................4
Item 6.           Selected Financial Data................................................................5
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.............................................................................5
Item 8.           Financial Statements and Supplementary Data...........................................10
                  Report of Independent Public Accountants..............................................10
Item 9.           Disagreements on Accounting and Financial Disclosure..................................27

Part III.

Item 10.          Directors and Executive Officers of the Registrant....................................27
Item 11.          Executive Compensation................................................................27
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................27
Item 13.          Certain Relationships and Related Transactions........................................27

Part IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................27
                  Consent of Independent Public Accountants.............................................31
                  Signatures............................................................................32
                  Officers and Directors / Investor Information.........................................33

PART I

Item  1.  Business.

     Hathaway Corporation (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling advanced electronic instrumentation and systems to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company also develops, designs, and installs integrated process automation systems for industrial applications. The Company operates primarily in the United States and Europe and has three joint venture investments in China and a joint venture investment in Malaysia.

     Power and Process Instrumentation and Systems Automation

     Power Instrumentation

     Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. With manufacturing facilities in Seattle and Belfast, Northern Ireland, and sales and engineering functions in Seattle, Belfast and Denver, the power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units (RTUs) for Supervisory Control and Data Acquisition (SCADA) systems.

     The Company also has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company (Si Fang), and Hathaway Power Monitoring Systems Company, Ltd.
     (HPMS). The Company holds a 25% interest in Kehui and Si Fang and a 40% interest in HPMS. Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments within the China market. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China. The Company will sell these products outside of China. HPMS will design, manufacture and sell, under a license from the Company, instrumentation products designed by the Company, to electric power companies in China.

     Process Instrumentation

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

     Business Acquisition

     Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996 and $145,000 on June 30, 1997. In addition, $229,000 of additional consideration will be payable when certain accounts receivable of TIS are collected. Hathaway purchased the stock and partnership interest from Tate Engineering Services Corporation and its affiliate, Tate Engineering Services, Inc., both divisions of Tate Industries, a privately held company (collectively referred to as "TES".)

     TIS has operated under the ownership of Hathaway Industrial Automation
     (HIA), a newly-formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located in Baltimore, Maryland and is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company expects to team the HIA system with certain existing Hathaway products and target the combined product at substation automation and integration applications used in power transmission and distribution facilities.

     Restructuring

     In the fourth quarter of fiscal 1996 the Company decided to reorganize its Canadian and U.K. operations. Effective June 30, 1996 the net assets and substantially all operations of Hathaway Instruments Limited (HIL), the Company's subsidiary located in Hoddesdon, England, were transferred to Hathaway Systems Limited (HSL), the Company's Belfast, Northern Ireland subsidiary. In connection with the asset transfer, substantially all operations of HIL were combined with the operations of HSL. In addition, the Company decided to close its Toronto, Canada facility and to combine substantially all of its operations with the operations of Hathaway Process Instrumentation, the Dallas, Texas division. The initiatives were aimed at reducing costs and enhancing productivity and efficiency. The restructuring provision was primarily comprised of estimated costs for employee severance benefits and fixed asset writeoffs. The payouts related to the restructuring charge were made in 1996 and 1997.

     In the first quarter of 1997, management decided to restructure the power products manufacturing operations to produce operating efficiencies and to better utilize local management talent and expertise. Accordingly, the manufacturing operation located in Denver was consolidated in 1997 into two manufacturing facilities located in Seattle, Washington and Belfast, Northern Ireland.

  Motion Control Instrumentation

     The motion control group offers quality, cost-effective products that suit a wide range of applications in the industrial, medical, military and aerospace sectors, as well as in manufacturing of analytical instruments and computer peripherals. The end products using Hathaway technology include special industrial and technical products such as satellite tracking systems, MRI scanners, and high definition printers.

     The motion control group is organized into two divisions and one subsidiary, respectively: Engineered Motion Technology division ("EMT"-Tulsa, previously known as the Motion Control division), Motors and Instruments Division ("MI"-Tulsa) and Computer Optical Products, Inc., ("COPI"-Chatsworth, CA).

     The EMT division designs, manufactures and markets direct current (DC) brushless motors, related components, and drive and control electronics. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace.

     The MI division manufactures precision direct-current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general-purpose instrumentation products.

     Optical encoders are manufactured by COPI in Chatsworth, California. They are used to measure rotational and linear movements of parts in diverse applications such as machine tools, robots, printers and medical equipment. The primary markets for the optical encoders are in the industrial, medical and computer peripheral manufacturing sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

     Product Distribution and Principal Markets

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

     Financial Information about Industry Segments

     The Company considers all of its operations to be materially in one industry segment - electronic instrumentation.

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

     Working Capital Items

     The Company currently maintains inventory levels adequate for its short-term needs based upon present levels of production. The Company considers the component parts of its different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

     Sales to Large Customers

     During fiscal 1997, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

     Sales Backlog

     The backlog of the Company's continuing operations at June 30, 1997 consisted of sales orders totaling approximately $14,742,000. The Company expects to ship goods filling $14,229,000 of those purchase orders within fiscal 1998. This compares to a backlog from continuing operations of $9,998,000 at June 30, 1996, of which $9,982,000 was scheduled for shipment is fiscal 1997.

     Government Sales

     Approximately $605,000 of the Company's backlog as of June 30, 1997 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

     Engineering and Development Activities

     The Company's expenditures on engineering and development for continuing operations were $3,646,000 in fiscal 1997, $3,722,000 in fiscal 1996 and $3,616,000 in fiscal 1995. Of these expenditures, no material amounts were charged directly to customers.

     Environmental Issues

     No pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls.

     Export Sales from Domestic Operations and Foreign Operations

     The information required by this item is set forth in Note 9 on page 26 herein.

     Employees

     As of the end of fiscal 1997, the Company had approximately 380 full-time employees.

Item 2.  Properties.

The Company leases its administrative offices and manufacturing facilities as follows:

                                                                                                    Approximate
               Description / Use                                     Location                     square footage
---------------------------------------------------------------------------------------------------------------------
Corporate headquarters and administrative office                  Denver, Colorado                      14,000
Office and manufacturing facility                                   Dallas, Texas                       29,000
Office and manufacturing facility                                Seattle, Washington                    16,000
Engineering, development and administrative office               Baltimore, Maryland                    14,000
Office and manufacturing facility                                  Tulsa, Oklahoma                      12,000
Office and manufacturing facility                              Chatsworth, California                   11,000
Office and manufacturing facility                                  Tulsa, Oklahoma                       8,000
Office and manufacturing facility                             Belfast, Northern Ireland                 17,000

The Company's management believes the above described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at or near full capacity.

Item 3.  Legal Proceedings.

The Company has been named as a defendant in certain actions that have arisen out of the ordinary course of business. Management believes the actions are without merit and will not have a significant adverse effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to Vote of Security Holders.

No matter was submitted to a vote of the security holders of the Company in the fourth quarter of 1997.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Hathaway Corporation's common stock is traded on the Nasdaq National Market System under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on August 28, 1997 was 660.

The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq National Market System, as reported by Nasdaq.

                                                           Price Range
                          Dividends per share         High             Low
                        --------------------------------------------------------
FISCAL 1996
  First Quarter                 $ 0.10          $      3.13      $       2.50
  Second Quarter                  ---                  2.88              1.88
  Third Quarter                   ---                  2.56              1.81
  Fourth Quarter                  ---                  4.00              1.69
FISCAL 1997
  First Quarter                   ---           $      4.38      $       2.50
  Second Quarter                  ---                  4.13              3.25
  Third Quarter                   ---                  4.88              3.00
 Fourth Quarter                   ---                  3.81              2.38

The Bid and Asked quotations as published by Nasdaq reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item  6.  Selected Financial Data.

The following table summarizes data from the Company's annual financial statements for the years 1993 through 1997 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 beginning on page 10 herein. See Item 1 in the Business section of this report and Note 2 to Consolidated Financial Statements on page 18 for discussion of a business acquisition completed in fiscal 1997.

                                                                 For the years ended June 30,
                                                  1997          1996          1995         1994          1993
                                             ----------------------------------------------------------------------
                                                             In thousands (except per share data)
Statements of Operations Data:
Net revenues from continuing operations      $   39,946    $    35,411   $  39,838     $   43,028    $   45,741
                                             ======================================================================
Net income (loss) from continuing
   operations                                $   (1,429)   $    (1,013)  $     842     $      955    $       23
Net income (loss) from operations of
   divested segment and divested operation           --             --          --            885           958
Gain on sale of segment                              --             --          --          4,023            --
                                             ----------------------------------------------------------------------
Net income (loss)                            $   (1,429)   $    (1,013)  $     842     $    5,863    $      981
                                             ======================================================================
Fully diluted earnings (loss) per share:
   Continuing operations                     $    (0.33)   $     (0.24)  $    0.19     $     0.19    $   --
  Operations of divested segment and
     divested operation                           --             --          --              0.18         0.21
   Sale of segment                                --             --          --              0.81        --
                                             ----------------------------------------------------------------------
   Net income (loss)                         $    (0.33)         (0.24)  $    0.19     $     1.18    $    0.21
                                             ======================================================================
Cash dividends:
   Per share                                 $    --       $      0.10   $    0.12     $     0.205   $       --
   Total amount paid                         $    --       $       426   $     536     $      992    $       --
Balance Sheet Data:
Total assets at June 30                      $   19,967    $    21,139   $  23,312     $   24,432    $   28,326
Total long-term debt at June 30              $    1,769    $     1,777   $   2,144     $    2,298    $    5,819

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the unavailability of sufficient capital on satisfactory terms to finance the Company's business plan, increased competition, the introduction of new technologies and competitors into the systems and instrumentation markets where the Company competes, adverse changes in the regulatory environment, and general business and economic conditions. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "expects," "plans," "anticipates," or "intends" to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein.

OPERATING RESULTS

Fiscal year 1997 compared to fiscal year 1996

The Company recorded a net loss of $1,429,000 in fiscal year 1997, compared to a net loss of $1,013,000 in 1996. The fiscal 1997 net loss includes a $923,000 net loss from Hathaway Industrial Automation (HIA), acquired by the Company effective September 30, 1996 (see discussion under "Business Acquisition" below), and a $506,000 net loss from operations of the Company's other businesses.

Revenues increased by $4,535,000, or 13%, from 1996 to 1997, comprised of a 16% increase in sales of the Company's power and process instrumentation and systems products and a 7% increase in sales of motion control products (the fourth consecutive annual increase).

The increase in sales of power and process products consists of a 3% increase in sales of the Company's traditional product lines - the first such increase since 1993. Management believes that this trend is the first indication that the downturn in power and process revenues that began after the power industry deregulation law was passed in October 1992 may be reversing. The remainder of the increase in power and process revenues was due to product sales of HIA, totalling $2,993,000.

Sales to international customers increased 12% from $12,668,000, or 36% of sales in fiscal 1996 to $14,200,000, or 36% of sales in fiscal 1997. Foreign sales as a percentage of total sales remained constant because the growth in the Company's traditional foreign business was offset by HIA's business, which is primarily with domestic customers. Sales backlog increased from $9,998,000 at June 30, 1996 to $14,742,000 at June 30, 1997, comprised of $11,996,000 of traditional product backlog and $2,746,000 of HIA product backlog.

Cost of products sold increased to 64% of revenues in 1997 from 62% in 1996. The increase occurred primarily because of price reductions implemented in response to competitive pressures, changes in the mix of products sold, and manufacturing inefficiencies resulting from the consolidation of manufacturing operations implemented in 1997. In addition, HIA's cost of products sold represents a higher percentage of revenues than that of the Company's traditional product lines. Excluding the effect of HIA, the cost of products sold in 1997 represents 63% of related revenues.

Selling, general and administrative and engineering and development expenses increased 9% from $14,671,000 in 1996 to $16,018,000 in 1997 because of such expenses incurred by HIA. Excluding the effect of HIA, these expenses would have totaled $14,182,000 in 1997, representing a 3% decrease from the prior period. This decrease reflects the overall cost reduction efforts initiated by the Company in recent years.

Amortization of intangibles and other assets increased from $215,000 in 1996 to $402,000 in 1997, primarily due to the $197,000 write-off of unamortized debt acquisition costs related to the Marine Midland loan facility (see further discussion under "Liquidity and Capital Resources" below.)

Other income in 1996 includes $165,000 of income recorded upon the Company's consummation of an agreement with Global Software, Inc. (Global). Under the terms of this agreement, the Company received $165,000 in exchange for, among other things, consenting to Global's proposed disposition of certain assets acquired after the Company's January 31, 1994 sale of Global and acknowledging that this disposition would not violate the terms of the original sale agreement.

The Company recorded a $338,000 restructuring charge in the fourth quarter of fiscal 1996 in connection with the reorganization of its Canadian and U.K. operations. Effective June 30, 1996 the net assets and substantially all operations of Hathaway Instruments Limited (HIL), the Company's subsidiary located in Hoddesdon, England, were transferred to Hathaway Systems Limited
(HSL), the Company's Belfast, Northern Ireland subsidiary. In connection with the asset transfer, substantially all operations of HIL were combined with the operations of HSL. In addition, the Company decided to close its Toronto, Canada facility and to combine substantially all of its operations with the operations of Hathaway Process Instrumentation, the Dallas, Texas division. The initiatives were aimed at reducing costs and enhancing productivity and efficiency. The restructuring provision was primarily comprised of estimated costs for employee severance benefits and fixed asset writeoffs. The payouts related to the restructuring charge were made in 1996 and 1997.

In the first quarter of 1997, management decided to restructure the power products manufacturing operations to produce operating efficiencies and to better utilize local management talent and expertise. Accordingly, the manufacturing operation located in Denver was consolidated in 1997 into two manufacturing facilities located in Seattle, Washington and Belfast, Northern Ireland. The cost of consolidating these manufacturing facilities was not material and was paid in fiscal year 1997.

As expected, the consolidation of certain manufacturing operations in 1997 initially produced some inefficiencies in the manufacturing process due to additional training and start-up time required at the remaining facilities. Management believes, however, that the initial issues encountered have been substantially resolved and expects to generate significant cost savings from the consolidation efforts.

Fiscal year 1996 compared to fiscal year 1995

The Company recorded a net loss of $1,013,000 in 1996 compared to net income of $842,000 in 1995.

Revenues decreased by $4,427,000, or 11%, from 1995 to 1996, comprised of a 26% decrease in sales of the Company's power and process instrumentation products, offset by a 48% increase in sales of the Company's motion control products.

Sales to international customers decreased 14% from $14,646,000, or 37% of sales in fiscal 1995 to $12,668,000, or 36% of sales in fiscal 1996. Sales backlog increased 14% from to $8,878,000 at June 30, 1995 to $9,998,000 at June 30,
1996.

Cost of products sold increased to 62% of revenues in 1996, compared to 57% in 1995. The increase was due to price reductions implemented in response to competitive pressures and changes in the mix of products sold.

Selling, general and administrative and engineering and development expenses decreased 5% from $15,489,000 in 1995 to $14,671,000 in 1996 primarily due to overall cost reduction efforts initiated by the Company.

BUSINESS ACQUISITION

Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of the sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996 and $145,000 on June 30, 1997. In addition, $229,000 will be payable when certain accounts receivable of TIS are collected.

TIS has operated under the ownership of Hathaway Industrial Automation (HIA), a newly-formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located in Baltimore, Maryland and is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company expects to team the HIA system with certain existing Hathaway products and target the combined product at substation automation and integration applications used in the distribution and transmission of power.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. This allocation is subject to adjustment pending the resolution of certain items.

The Company is investing substantial resources in HIA, consistent with the Company's strategy to expand further into the process industry and to develop applications of the HIA software for the power industry. Management believes that the software products developed by HIA, as modified for the power industry and combined with other Company products, will provide power companies with automated and integrated systems solutions that will both reduce their operating costs and improve the reliability of their power supply. Management believes that there is significant demand in the power industry for such solutions as a result of the business environment created by the recent industry deregulation.

The successful implementation of the Company's current business plan is partially dependent on the Company's investment in HIA producing growth and increased profitability in HIA's traditional process automation business, as well as the ability to successfully market HIA's products to the power industry. The factors that will affect the success of implementing this business plan include, but are not limited to, the ability to win a sufficient amount of project work on favorable terms to the Company, the ability to complete projects in a timely and cost-effective manner, and the existence of sufficient demand for the HIA products in both the power and process markets. An inability to achieve this plan in the planned timeframe may have a material adverse effect on the Company's operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,494,000 during the year to a balance of $3,431,000 at June 30, 1997. Operating activities used $197,000 of cash in fiscal 1997 compared to $93,000 used in 1996 and $1,266,000 generated in 1995. Of the $197,000 used in 1997 by operating activities, $1,592,000 was used to fund the operations of the HIA business and $1,395,000 was generated from the operating activities of the Company's other businesses. The overall reduced cash from operations in 1997 and 1996 is primarily the result of net losses of $1,429,000 and $1,013,000 recorded in 1997 and 1996, respectively, compared to net income of $842,000 recorded in 1995.

Cash of $1,313,000 was used by investing activities in fiscal 1997 compared to $376,000 generated in fiscal 1996 and $1,049,000 used in fiscal 1995. The 1996 cash generated by investing activities was primarily due to proceeds of $1,000,000 from maturities of marketable securities. The 1997 cash used for investing activities includes $863,000 paid for the interest acquired in TIS.

Financing activities used $32,000, $828,000 and $1,887,000 in fiscal years 1997, 1996 and 1995, respectively. The decrease in cash used for financing activities from 1995 to 1996 is due primarily to less cash used for the purchase of treasury stock. The Board of Directors' fiscal 1996 decision to discontinue the public stock repurchase program was the primary reason for the lower volume of stock repurchase activity in 1996. The decrease in cash used for financing activities from 1996 to 1997 occurred primarily because no dividends were paid to stockholders in 1997, as compared to $426,000 of dividends paid to stockholders in 1996. The Board of Directors did not declare a dividend in 1997 because of the net loss recognized by the Company for fiscal 1996 and dividend restrictions contained in the loan agreement with Marine Midland Business Loans, Inc. (see below).

At June 30, 1997, the Company had $1,769,000 of debt, compared with $1,777,000 at June 30, 1996, a reduction of $8,000. The debt represents borrowings on the Company's long-term financing agreement (Agreement) with Marine Midland Business Loans, Inc. (Midland). The Agreement is a Reducing Revolving Line of Credit with a borrowing limit that is reduced monthly over the seven-year term of the loan. Borrowings on the line are restricted to the lesser of i) an amount based on certain asset levels, or ii) the borrowing limit. As of June 30, 1997, the Company could borrow an additional $1,036,000 up to the current borrowing limit of $2,805,000. Pursuant to the borrowing limit reduction schedule contained in the Agreement, the limit will be amortized to $2,070,000, $1,133,000 and $155,000 in the years ended June 30, 1998, 1999 and 2000, respectively, with the remaining unpaid balance of the loan becoming due August 1, 2000.

The line bears interest at Midland's prime borrowing rate plus 1% (9.5% at June 30, 1997). As long as the Agreement is in place, interest expense is calculated using the higher of i) the actual debt balance or ii) 50% of the borrowing limit. Starting in August 1997 the Company may repay the entire debt balance with Midland with no prepayment penalty.

The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth, cash flow coverage and current ratios. The Company has not met the quarterly-calculated cash flow coverage covenant since the first quarter of fiscal 1996. Midland issued a waiver of compliance with the cash flow coverage covenant through June 30, 1997. In connection with obtaining the aforementioned waiver, the Company agreed to certain conditions, including limiting the assets against which the Company may borrow to certain accounts receivable and maintaining higher tangible net worth and achieving certain annual operating results in fiscal 1997. In addition, the Company agreed not to pay cash dividends, purchase treasury stock (except for limited amounts from employees), or make investments in other than investment grade securities without the prior written consent of Midland, as long as the Company is in violation of the cash flow coverage covenant.

Beginning in March 1997 the Company has not maintained the aforementioned minimum tangible net worth. In addition, the Company did not achieve the aforementioned minimum fiscal 1997 operating results.

The Company's not meeting these requirements constitutes an event of default under the Agreement. Pursuant to the Agreement, upon the happening of an event of default, Midland may declare any principal outstanding to be immediately due and payable, together with all interest thereon and applicable costs and expenses. Accordingly, the balance of the long-term debt has been classified as current as of June 30, 1997.

To date, Midland has not declared the Company's indebtedness to be immediately due and payable. In addition, the Company is renegotiating with Midland for a waiver of the aforementioned debt covenant violations. There can be no assurance, however, that Midland will grant such a waiver.

Because of the uncertainty regarding the timing of the debt becoming due and payable, the Company wrote off the $197,000 unamortized balance of the Midland loan acquisition costs at June 30, 1997.

The Company has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company, Ltd. (Si
Fang), and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments within the China market and the Company will sell these products outside of China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems and the Company will sell these products outside of China. HPMS will design, manufacture and sell, under a license from Hathaway, instrumentation products designed by Hathaway, to electric power companies in China. There are no future commitments relating to these investments. The Company considers the realization of these investments to be uncertain due to political instability and the untested market in China. Accordingly, the Company has fully reserved for these investments. The Company recognizes income from the joint ventures as cash dividends are received.

The Company also has an 11.4% interest in a joint venture (JV) with KUB Holdings BHD, a Malaysian firm. The interest, acquired by TIS for $400,000 in March 1995, was acquired by the Company in connection with the purchase of TIS effective September 30, 1996. The fair market value of this asset was not significant at the acquisition date. The JV was created for the purpose of manufacturing, marketing and selling the TIS-4000 system in certain Asian countries. If the JV requires funding, the Company may be required to contribute in accordance with the agreed-upon proportions as defined in the JV agreement.

The JV agreement also requires the Company to continue as a going concern and to provide support services to the JV at market rates. If the Company does not meet this requirement, it could be required to refund a contractually-defined portion ($1,938,000 at June 30, 1997) of the $2,500,000 proceeds TIS received in 1995 from the sale to the JV of licensing and marketing rights to the TIS-4000 technology. Because of the remote possibility of the Company being required to make such a refund, this obligation was determined to be zero at the acquisition date. Further, as of July 30, 1997, the Company does not expect that such refunds will be required. In addition, the Company is not aware of any violations of the requirements defined in the JV agreement nor does it anticipate any future violations.

As in the three-year period ended June 30, 1997, the Company's fiscal 1998 working capital, capital expenditure and debt service requirements, including repayment of the entire balance of the Midland loan, if necessary, are expected to be funded from the existing cash balance of $3,431,000 at June 30, 1997. In addition, the Company may seek additional debt, equity or other financing, particularly if it must fully repay the Midland loan balance, in order to supplement its long-term financial resources. There can be no assurance, however, that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all.

PRICE LEVELS AND THE IMPACT OF INFLATION

Prices of the Company's products have not increased significantly as a result of inflation during the past several years, primarily due to competition. The effect of inflation on the Company's costs of production has been minimized through production efficiencies and lower costs of materials. The Company anticipated that these factors would continue to minimize the effects of any foreseeable inflation and other price pressures from the industries in which it operates. As the Company's manufacturing activities mainly utilize semi-skilled labor, which is relatively plentiful in the areas surrounding the Company's production facilities, the Company does not anticipate substantial inflation-related increases in the wages of the majority of its employees.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

a)    Report of Independent Public Accountants.................................................................................10
b)    Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996........................................................11
c)    Consolidated Statements of Operations for each of the years in the three-year period ended
      June 30, 1997............................................................................................................12
d)    Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1997...............................................................................................13
e)    Consolidated Statements of Stockholders' Investment for each of the years in the three-year period ended
      June 30, 1997............................................................................................................14
f)    Notes to Consolidated Financial Statements...............................................................................15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

We have audited the accompanying consolidated balance sheets of HATHAWAY CORPORATION (a Colorado corporation) AND SUBSIDIARIES as of June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' investment for each of the three fiscal years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.




                                                ARTHUR ANDERSEN LLP

                                                Denver, Colorado,
                                                July 30, 1997.

                             HATHAWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                            June 30, 1997    June 30, 1996
-------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                               $      3,431     $      4,925
   Restricted cash                                                                  253              312
   Marketable securities, current                                                    --              201
   Trade receivables, net of allowance for doubtful accounts of $492 and
     $321 at June 30, 1997 and 1996, respectively                                 6,910            6,293
   Inventories, net                                                               4,907            4,972
   Current deferred income taxes                                                    854              893
   Income tax refunds receivable, prepaid expenses and other                      1,180              857
-------------------------------------------------------------------------------------------------------------
Total current assets                                                             17,535           18,453
Property and equipment, net                                                       1,841            1,727
Cost in excess of net assets acquired, net                                          591              623
Other                                                                                --              336
-------------------------------------------------------------------------------------------------------------
Total Assets                                                               $     19,967     $     21,139
=============================================================================================================

Liabilities and Stockholders' Investment
Current Liabilities:
   Long-term debt classified as current (Note 4)                           $      1,769     $         --
   Accounts payable                                                               1,843            1,309
   Accrued liabilities                                                            2,594            2,907
   Income taxes payable                                                             169              405
   Product service reserve                                                          566              459
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         6,941            5,080
Long-term debt (Note 4)                                                              --            1,777
-------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 6,941            6,857

Commitments and Contingencies (Notes 3, 4 and 8)

Stockholders' Investment:
   Preferred stock, par value $1.00 per share, authorized 5,000 shares;
     no shares outstanding                                                           --               --
   Common stock, at aggregate stated value, authorized 50,000 shares;
     5,405 and 5,307 issued at June 30, 1997 and 1996, respectively                 100              100
   Additional paid-in capital                                                     9,954            9,712
   Loans receivable for stock (Note 7)                                             (235)            (235)
   Retained earnings                                                              6,818            8,247
   Cumulative translation adjustments (Note 1)                                      360              163
   Treasury stock, at cost; 1,121 and 1,058 shares at June 30, 1997 and
     1996, respectively (Note 8)                                                 (3,971)          (3,705)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                                   13,026           14,282
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                             $     19,967     $     21,139
=============================================================================================================

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             HATHAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)




                                                                    For the fiscal years ended June 30,
                                                                 1997              1996             1995
---------------------------------------------------------------------------------------------------------------
Revenues                                                    $    39,946      $    35,411        $   39,838

Operating costs and expenses:
   Cost of products sold                                         25,575           21,926            22,834
   Selling                                                        7,601            6,269             7,037
   General and administrative                                     4,771            4,680             4,836
   Engineering and development                                    3,646            3,722             3,616
   Amortization of intangibles and other                            402              215               246
   Restructuring charge (Note 11)                                    --              338                --
---------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                               41,995           37,150            38,569
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          (2,049)          (1,739)            1,269

Other income (expenses), net:
   Interest and dividend income                                     245              325               332
   Interest expense                                                (173)            (194)             (204)
   Other income (expenses), net                                    (215)             210               (76)
---------------------------------------------------------------------------------------------------------------
Total other income (expenses), net                                 (143)             341                52
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (2,192)          (1,398)            1,321
Benefit (provision) for income taxes (Note 5)                       763              385              (479)
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    (1,429)     $    (1,013)      $       842
===============================================================================================================

Primary and fully diluted net income (loss) per share
   (Note 1)                                                 $     (0.33)     $     (0.24)      $      0.19
===============================================================================================================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                        For the fiscal years ended June 30,
                                                                          1997          1996          1995
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                     $  (1,429)    $  (1,013)    $    842
Adjustments to reconcile net income (loss) to net cash from
   operating activities:
   Depreciation and amortization                                          1,199           960          970
   Deferred income tax provision (benefit)                                   39          (155)          (6)
   Other                                                                    241          (149)         (52)
   Changes in assets and liabilities, net of effect in 1997
     of purchase of Tate Integrated Systems (Note 2):
     (Increase) decrease in -
       Restricted cash                                                       59            86           13
       Receivables                                                         (239)        1,177         (580)
       Inventories                                                        1,174          (503)         247
       Prepaid expenses and other                                          (317)         (282)         (26)
     Increase (decrease) in -
       Accounts payable                                                     (46)            1         (138)
       Accrued liabilities                                                 (649)          187         (429)
       Product service reserve                                                7           (42)          65
       Income taxes payable                                                (236)         (360)         360
---------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                         (197)          (93)       1,266

Cash Flows From Investing Activities:
   Purchase of property and equipment                                      (651)         (719)        (934)
   Purchase of Tate Integrated Systems (Note 2)                            (863)           --           --
   Investments in joint ventures (Note 3)                                    --           (70)        (115)
   Proceeds from maturity of marketable securities                          201         1,000           --
   Other                                                                     --           165           --
---------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                       (1,313)          376       (1,049)

Cash Flows from Financing Activities:
   Repayments on line of credit and long-term debt                           (8)         (360)        (460)
   Borrowings on line of credit and long-term debt                           --            --          276
   Dividends paid to stockholders                                            --          (426)        (536)
   Proceeds from exercise of employee stock options                          81            --           43
   Purchase of treasury stock                                              (105)          (42)      (1,210)
---------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                          (32)         (828)      (1,887)

Effect of foreign exchange rate changes on cash                              48           (35)          39
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (1,494)         (580)      (1,631)
Cash and cash equivalents at beginning of year                            4,925         5,505        7,136
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   3,431     $   4,925     $  5,505
===============================================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                           $     167     $     177     $    194
   Income taxes                                                               4           173          108
Noncash investing and financing activities:
   Assets of Tate Integrated Systems purchased, net of liabilities
     assumed (Note 2)                                                 $   1,092     $      --     $     --
   Acquisition of common stock as a result of stock option
     exercises (Note 6)                                                     161            --           --
   Repayment of loan receivable from Leveraged Employee Stock
     Ownership Plan and Trust ("LESOP") (Note 7)                             --            --           55

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                     (In thousands, except per share data)




                                                                                              Treasury Stock
                                   Common Stock      Additional      Loans                       (Note 8)
                               ---------------------   Paid-in    Receivable   Retained    ----------------------
                                Shares     Amount      Capital     (Note 7)     Earnings    Shares      Amount
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1994            5,290  $   100    $   9,717    $    (290)   $  9,380          675  $ (2,453)
  Exercise of employee stock
     options                          17       --           43           --          --           --        --
  Long-term incentive plan
     bonus (Note 8)                   --       --          (16)          --          --           --        --
  Repayment of loan
     receivable from LESOP            --       --           --           55          --           --        --
  Tax benefit from
     disqualifying stock
     dispositions                     --       --           23           --          --           --        --
  Purchase of treasury stock          --       --           --           --          --          367    (1,210)
  Dividend paid to
     stockholders ($.12 per
     share)                           --       --           --           --        (536)          --        --
  Net income                          --       --           --           --         842           --        --
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995            5,307  $   100    $   9,767    $    (235)   $  9,686        1,042  $ (3,663)

  Long-term incentive plan bonus
     (Note 8)                         --       --          (55)          --          --           --        --
  Purchase of treasury stock          --       --           --           --          --           16       (42)
  Dividend paid to
     stockholders ($.10 per
     share)                           --       --           --           --        (426)          --        --
  Net loss                            --       --           --           --      (1,013)          --        --
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996            5,307  $   100    $   9,712    $    (235)   $  8,247        1,058  $ (3,705)

  Purchase of treasury stock          --       --           --           --          --           25      (105)
  Exercise of employee stock
     options                          32       --           81           --          --           --        --
  Acquisition of common
     stock as a result of
     stock option exercises
     (Note 6)                         66       --          161           --          --           38      (161)
  Net loss                            --       --           --           --      (1,429)          --        --
-----------------------------------------------------------------------------------------------------------------
Balances, June 30, 1997            5,405  $   100    $   9,954    $    (235)   $  6,818        1,121  $ (3,971)
=================================================================================================================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business
     Hathaway Corporation (the Company) is engaged in the business of designing, manufacturing and selling electronic instrumentation products to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company also develops, designs, and installs integrated process automation systems for industrial applications. The Company operates primarily in the United States and Europe and has three joint venture investments in China and a joint venture investment in Malaysia (Note 3).

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in joint ventures, in which the ownership is at least 20% but less than 50%, are accounted for using the equity method (Note 3).

     Cash and Cash Equivalents
     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include amounts which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates. Cash flows in foreign currencies are translated using an average rate.

     Restricted Cash
     Restricted cash consists of certificates of deposit that serve as collateral for letters of credit issued on behalf of the Company.

     Inventories

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):


                                                      June 30, 1997     June 30, 1996
                                                     ----------------------------------
       Parts and raw materials, net                  $       2,141    $       2,689
       Finished goods and work-in process, net               2,766            2,283
                                                     ----------------------------------
                                                     $       4,907    $       4,972
                                                     ==================================

     Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,943,000 and $1,689,000 at June 30, 1997 and 1996, respectively.



     Property and Equipment
     Property and equipment, at cost, is classified as follows (in thousands):


                                                          Useful lives    June 30, 1997    June 30, 1996
                                                         ---------------------------------------------------
       Machinery, equipment, tools and dies                 2-8 years     $       6,738    $       5,763
       Furniture, fixtures and other                       3-10 years             2,056            2,074
                                                                          ----------------------------------
                                                                                  8,794            7,837
       Less accumulated depreciation and amortization                            (6,953)          (6,110)
                                                                          ----------------------------------
                                                                          $       1,841    $       1,727
                                                                          ==================================

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

                             HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired represents the amount by which the purchase price of acquired companies exceeds the fair market value of net assets acquired, and is amortized using the straight-line method over five to ten years. Cost in excess of net assets acquired as of June 30, 1997 and 1996 consists of $1,613,000 and $1,505,000 of original costs and $1,022,000 and $882,000 of accumulated amortization, respectively. The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets that are held and used in operations, the asset would be considered to be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. As discussed in Note 2, the Company's acquisition of Tate Integrated Systems resulted in $108,000 of costs in excess of net assets acquired, which is being amortized over five years. Such amount is subject to adjustment pending the outcome of certain acquisition-related matters.

     Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):


                                                 June 30, 1997    June 30, 1996
                                                ----------------------------------
       Compensation and fringe benefits         $         716    $       1,012
       Commissions                                        592              539
       Professional fees                                  117              239
       Other accrued expenses                           1,169            1,117
                                                ----------------------------------
                                                $       2,594    $       2,907
                                                ==================================

     Foreign Currency Translation
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Revenues and expenses are translated at average rates prevailing during the period. The resulting translation adjustments are recorded in the Cumulative Translation Adjustments component of Stockholders' Investment in the accompanying Consolidated Balance Sheets.

     Changes in Cumulative Translation Adjustments included in the Stockholders' Investment section of the accompanying Consolidated Balance Sheets are as follows (in thousands):


                                                                  June 30, 1997    June 30, 1996
                                                                 ----------------------------------
       Cumulative Translation Adjustments, beginning of year     $         163    $         218
       Translation adjustments                                             197              (55)
                                                                 ----------------------------------
       Cumulative Translation Adjustments, end of year           $         360    $         163
                                                                 ==================================

     Revenue and Cost Recognition on Contracts
     Hathaway Industrial Automation (HIA) undertakes contracts for the installation of integrated process control systems that use its proprietary software. The Company recognizes contract revenues and costs by applying the percentage of completion achieved to the total contract sales price and estimated costs. The Company determines the percentage of completion for all contracts using the "cost-to-cost" method of measuring contract progress. Under this method, actual contract costs incurred to date are compared to total estimated contract costs to determine the estimated percentage of revenues to be recognized. Provisions for estimated losses on uncompleted contracts, to the full extent of the estimated loss, are made during the period in which the Company first becomes aware that a loss on a contract is probable. The Company's traditional businesses (other than HIA) generally recognize revenue when products are shipped.

                             HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Earnings per Share
     Earnings per share is calculated using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period, including the effects of options and warrants granted when such adjustment has a dilutive effect on earnings per share. Shares used in the computations for the periods reported are as follows (in thousands):


                                                   Primary       Fully Diluted
                                               ---------------------------------
       1997                                         4,317            4,317
       1996                                         4,271            4,309
       1995                                         4,422            4,422

     Stock-Based Compensation
     The Company accounts for its stock-based compensation plans for employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

     Fair Values of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of long-term debt approximates fair value because the underlying instrument is a variable rate note that reprices frequently. The carrying value of marketable securities approximates fair value obtained from quoted market prices.

     Use of Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     Certain reclassifications have been made to prior years' balances in order to conform to the current year's presentation.

     New Accounting Standard
     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new reporting requirements for earnings per share (EPS). The Statement replaces Primary and Fully Diluted EPS reporting required under APB Opinion No. 15 with Basic and Diluted EPS, respectively. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration for other potentially dilutive securities (in contrast to Opinion 15 requirements). Diluted EPS is computed by dividing reported earnings by weighted average outstanding and dilutive shares, where the dilution is determined using the average share price for the period. In contrast, Opinion 15 requires that the calculation use a more dilutive share price, which represents the greater of the average or end-of-period share price. The Statement also requires a disclosure reconciling the numerator and denominator of the EPS calculations. The Company will adopt the new reporting requirements in the quarter ending December 31, 1997 and management does not believe the effect of adoption will be material.

                             HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

2.   BUSINESS ACQUISITION
     Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996 and $145,000 on June 30, 1997. In addition, $229,000 of additional consideration will become payable when certain accounts receivable of TIS are collected.

     TIS has operated under the ownership of Hathaway Industrial Automation
     (HIA), a newly-formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located in Baltimore, Maryland and is a full service developer and supplier of integrated process automation systems for industrial applications. HIA has developed a state-of-the-art software system, the TIS-4000, for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company expects to team the HIA system with certain existing Hathaway products and target the combined product at substation automation and integration applications in power plants.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. This allocation is subject to adjustment pending the resolution of certain items. The preliminary net purchase price allocation is as follows: (in thousands):

       Trade receivables, net                 $       485
       Inventories, net                             1,165
       Property and equipment, net                    123
       Cost in excess of net assets acquired          108
       Accounts payable                              (580)
       Accrued liabilities and other                 (209)
                                              --------------
       Net purchase price                     $     1,092
                                              ==============

     The results of operations of TIS have been included in the Company's 1997 Consolidated Statement of Operations starting on October 1, 1996.

     The following unaudited pro forma summary (in thousands, except per share data) combines the consolidated results of operations of the Company and TIS as if the acquisition had occurred at the beginning of fiscal years 1997 and 1996 after giving effect to certain pro forma adjustments related to such items as income taxes, depreciation, and amortization of cost in excess of net assets acquired. The pro forma results are shown for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.


                                             For the years ended June 30,
                                                1997              1996
                                           ----------------------------------
                                                      (Unaudited)
       Revenue                             $     40,946     $      40,016
       Net loss                                  (1,403)           (1,072)
       Primary net loss per share                 (0.32)           (0.25)

                             HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

3.   INVESTMENTS IN JOINT VENTURES
     The Company has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments in China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems. HPMS will design, manufacture and sell, under a license from Hathaway, instrumentation products designed by Hathaway, to electric power companies in China. The Company's investment and ownership interest in these Chinese joint ventures are as follows (in thousands):


                                                              Ownership
                                             Investment       interest
                                            --------------------------------
       Kehui                                $    100             25%
       Si Fang                                   175             25%
       HPMS                                      140             40%
                                            --------------
                                            $    415
                                            ==============

     The Company has no future commitments relating to these investments. The Company considers the realization of these investments to be uncertain due to political instability and the untested market in China. Accordingly, the Company has fully reserved for these investments. The Company recognizes income from the joint ventures as cash dividends are received.

     The Company also has an 11.4% interest in a joint venture (JV) with KUB Holdings BHD, a Malaysian firm. The interest, acquired by TIS for $400,000 in March 1995, was acquired by the Company in connection with the purchase of TIS effective September 30, 1996 (Note 2). The fair value of this asset was not significant at the acquisition date. The JV was created for the purpose of manufacturing, marketing and selling the TIS-4000 system in certain Asian countries. If the JV requires funding, the Company may be required to contribute in accordance with the agreed-upon proportions as defined in the JV agreement.

     The JV agreement also requires the Company to continue as a going concern and to provide support services to the JV at market rates. If the Company does not meet this requirement, it could be required to refund a contractually-defined portion ($1,938,000 at June 30, 1997) of the $2,500,000 proceeds TIS received in 1995 from the sale to the JV of licensing and marketing rights to the TIS-4000 technology. Because of the remote possibility of the Company being required to make such a refund, this obligation was determined to be zero at the acquisition date. Further, as of July 30, 1997, the Company does not expect that such refunds will be required. In addition, the Company is not aware of any violations of the requirements defined in the JV agreement nor does it anticipate any future violations.

                             HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

4.   DEBT
     On August 2, 1993, the Company entered into a long-term financing agreement (Agreement) with Marine Midland Business Loans, Inc. (Midland). The Agreement is a Reducing Revolving Line of Credit with a borrowing limit that is reduced monthly over the seven year term of the loan. Borrowings on the line are restricted to the lesser of an amount based on certain asset levels, or the borrowing limit. As of June 30, 1997, the Company could borrow an additional $1,036,000 up to the current borrowing limit of $2,805,000. Pursuant to the borrowing limit amortization schedule, the limit will be amortized to $2,070,000, $1,133,000 and $155,000 in the years ended June 30, 1998, 1999 and 2000, respectively, with the remaining unpaid balance of the loan becoming due August 1, 2000.

     The line bears interest at Midland's prime borrowing rate plus 1% (9.5% at June 30, 1997). As long as the Agreement is in place, interest expense is calculated using the higher of the actual debt balance or 50% of the borrowing limit. Starting in August 1997 the Company may repay the entire debt balance with Midland with no prepayment penalty.

     The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth, cash flow coverage and current ratios.

     The Company has not met the quarterly-calculated cash flow coverage covenant since the first quarter of fiscal 1996. Midland has issued waivers of non-compliance with the cash flow coverage covenant through June 30, 1997. In connection with obtaining the aforementioned waivers, the Company agreed to certain conditions, including limiting the assets against which the Company may borrow to certain accounts receivable, maintaining higher tangible net worth and achieving certain annual operating results in fiscal 1997. In addition, the Company may not, without the prior written consent of Midland, pay cash dividends, purchase treasury stock (except for limited amounts from employees), or make investments in other than investment grade securities, as long as the Company is in violation of the cash flow coverage covenant.

     Beginning in March 1997, the Company has not maintained the aforementioned minimum tangible net worth. In addition, the Company did not achieve the aforementioned minimum fiscal 1997 operating results.

     The Company's non-compliance with these requirements constitutes an event of default under the Agreement. Pursuant to the Agreement, upon the happening of an event of default, Midland may declare any principal outstanding to be immediately due and payable, together with all interest thereon and applicable costs and expenses. Accordingly, the $1,769,000 balance of the long-term debt has been classified as current as of June 30, 1997.

     As of July 30, 1997, Midland had not declared the Company's indebtedness to be immediately due and payable. The Company's management is currently discussing the terms of this debt with Midland and believes that should Midland declare the debt immediately due and payable, the Company would be able to satisfy the debt obligation using its cash on hand and maintain liquidity sufficient to meet the near-term needs of the Company.

     Because of the uncertainty regarding the timing of the debt becoming due and payable, the Company wrote off $197,000 of unamortized Midland loan acquisition costs at June 30, 1997.

     Contractual maturities of long-term debt, which Midland may accelerate or declare immediately due and payable at any time unless the aforementioned event of default is cured, are as follows (in thousands):

       1998                      $         --
       1999                               628
       2000                               978
       2001                               163
                                 ---------------
       Total                            1,769
                                 ===============

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   INCOME TAXES
     The benefit (provision) for income taxes is based on income (loss) before income taxes as follows (in thousands):


                                                                   For the years ended June 30,
                                                              1997              1996            1995
                                                       -------------------------------------------------
       Domestic                                         $      (2,471)    $      (1,160)   $        948
       Foreign                                                    279              (238)            373
                                                       -------------------------------------------------
       Income (loss) before income taxes                $      (2,192)    $      (1,398)   $      1,321
                                                       =================================================


     Components of the benefit (provision) for income taxes are as follows (in thousands):


                                                                   For the years ended June 30,
                                                              1997              1996            1995
                                                       -------------------------------------------------
       Current benefit (provision):
         Domestic                                       $         682     $         222    $       (414)
         Foreign                                                  120                 8             (74)
                                                       -------------------------------------------------
       Total current benefit (provision)                          802               230            (488)
       Domestic deferred benefit (provision)                      (39)              155               9
                                                       -------------------------------------------------
       Benefit (provision) for income taxes             $         763     $         385    $       (479)
                                                       =================================================


     The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):


                                                                   For the years ended June 30,
                                                              1997              1996            1995
                                                       -------------------------------------------------
       Tax benefit (provision) computed at statutory
         rate                                           $         745     $         475    $       (449)
       State tax, net of federal benefit                           (2)               (2)            (25)
       Nondeductible expenses                                     (32)              (90)            (69)
       Income tax credits                                          --               (72)             73
       Non-benefitted losses of foreign subsidiaries               (3)              (33)             (5)
       Recovery of prior year taxes paid                           98                84              --
       Change in valuation allowance                              (89)               37             (11)
       Other                                                       46               (14)              7
                                                       -------------------------------------------------
       Benefit (provision) for income taxes             $         763     $         385    $       (479)
                                                       =================================================


     The tax effects of significant temporary differences and credit carryforwards that give rise to the net deferred tax asset under SFAS 109 are as follows (in thousands):


                                                                          June 30, 1997    June 30, 1996
                                                                          ------------------------------
       Allowances and other accrued liabilities                           $       1,361    $      1,401
       Tax credit carryforwards                                                     209              88
       Net operating loss carryforwards                                              --              31
       Valuation allowance                                                         (716)           (627)
                                                                          ------------------------------
       Net deferred tax asset                                             $         854    $        893
                                                                          ==============================


     As of June 30, 1997, the Company has paid foreign advance corporation tax of $20,000 which may be utilized to reduce future foreign taxes due and has domestic tax credit carryforwards of $189,000 expiring in 2007 and 2008.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK COMPENSATION

     At June 30, 1997, 294,621 shares of common stock were available for grant under the Company's stock option plans. Under the terms of the plans, options may not be granted at less than 85% of fair market value. However, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

     During 1997 the Company granted options for 125,000 shares of the Company's common stock to certain key management personnel of HIA. Of the total, 75,000 vest over seven years, subject to acceleration if certain performance criteria are achieved by HIA and expire ten years after date of grant. The remaining 50,000 vest over four years only if certain performance criteria are met. Based on HIA's 1997 operating results, 10,000 shares will never vest and were forfeited.

     In 1997 certain eligible employees of the Company exercised stock options by surrendering to the Company their Company stock with an aggregate fair market value of $161,000, in non-cash, tax-free transactions.

     Option activity in fiscal years 1995, 1996 and 1997 was as follows:

                                                                Weighted       Number of        Weighted
                                                Number of       Average          Shares         Average
                                                 Shares      Exercise Price   Exercisable    Exercise Price
                                              --------------------------------------------------------------
       Outstanding at June 30, 1994               320,356        $ 2.76
         Granted                                   88,500          3.74
         Exercised                                (17,500)         2.47
         Canceled or forfeited                    (28,500)         3.09
                                              ------------------------------
       Outstanding at June 30, 1995               362,856        $ 2.88          228,856         $ 2.76
         Granted                                   22,500          2.68
         Canceled or forfeited                    (52,500)         2.75
                                              ------------------------------
       Outstanding at June 30, 1996               332,856        $ 2.87          250,856         $ 2.88
         Granted                                  503,350          3.58
         Exercised                                (98,252)         2.46
         Canceled or forfeited                    (29,250)         3.84
                                              ------------------------------
       Outstanding at June 30, 1997               708,704        $ 3.45          187,104         $ 3.19
                                              ==============================================================

     Exercise prices for options outstanding at June 30, 1997 are as follows:

                                                               Range of Exercise Prices
                                                                                              Total
                                                $2.38 - $3.19        $3.50 - $4.31        $2.38 - $4.31
                                             ---------------------------------------------------------------
       Options Outstanding:
         Number of options                         285,104               423,600              708,704
         Weighted average exercise price            $ 2.82                $ 3.88               $ 3.45
         Weighted average remaining
          contractual life                       4.63 years            5.66 years           5.24 years
       Options Exercisable:
         Number of options                         106,104                81,000              187,104
         Weighted average exercise price            $ 2.85                $ 3.64               $ 3.19

     The Company accounts for its stock-based compensation plans for employees under the provisions of APB 25. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Companies that elect to continue accounting for stock-based compensation plans under the provisions of APB 25 must present certain pro forma disclosures.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK COMPENSATION (CONTINUED)
     Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:


                                               For the years ended June 30,
                                                  1997              1996
                                             ----------------------------------
       Risk-free interest rate                    6.3%              6.5%
       Expected dividend yield                    0.0%              0.0%
       Expected life                             6 years          6 years
       Expected volatility                       58.5%             57.7%


     Using the fair value method of SFAS 123, the net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):


                                                                   For the years ended June 30,
                                                                      1997              1996
                                                                ----------------------------------
       Pro forma net loss                                           $ (1,686)        $ (1,016)
       Pro forma primary and fully diluted net loss per share       $ (0.39)         $  (0.24)


     The weighted average fair value of options granted during 1997 and 1996 was $1.98 and $1.39, respectively. The total fair value of options granted was $978,000 and $31,000 in 1997 and 1996, respectively. These amounts have been amortized ratably over the vesting periods of the options for purposes of this disclosure.

7.   LOANS RECEIVABLE FOR STOCK

     The Company's loans receivable balance of $235,000 at June 30, 1997 and 1996 is comprised of a loan for $102,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and $133,000 from an Officer of the Company.

     The Plan allows eligible Company employees to participate in ownership of the Company. The $102,000 receivable represents the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note bears interest at an annual rate of 9.23% and matures May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 1997, 1996 and 1995) or ii) the annual interest payable on the note. Company contributions to the Plan were $9,000 in 1997 and 1996 and $70,000 in 1995, representing interest in 1997 and 1996, and principal and interest of $55,000 and $15,000 in 1995, respectively.

     The $133,000 receivable represents the unpaid balance of a loan made in fiscal 1994 to an officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan is full-recourse and bears interest at the applicable federal rate determined by the Internal Revenue Service (6.0% at June 30, 1997). The loan is due on demand but no later than October 26, 1998.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     8.  COMMITMENTS AND CONTINGENCIES
     Leases
     At June 30, 1997, the Company maintained leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):


       Fiscal Year                     Amount
      --------------------------------------------
       1998                       $        760
       1999                                685
       2000                                460
       2001                                456
       2002                                336
       Thereafter                        1,320
                                  ----------------
                                  $      4,017
                                  ================


     Net rental expense was $783,000, $822,000 and $1,035,000 in 1997, 1996 and
     1995, respectively.

     Shareholder Rights Plan
     During fiscal year 1989, the Company adopted a shareholder rights plan under which preferred stock purchase rights were distributed, one right for each share of common stock outstanding. Each right entitles holders of the Company's common stock to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock at an exercise price of $17.50, following certain change of control events including a tender offer for, or acquisition by, any entity of 20% or more of the Company's common stock.

     At any time up to ten business days following the public announcement of certain change of control events, the Company can redeem the rights at $.001 per right. If certain subsequent triggering events occur, the rights will give shareholders the ability to acquire, upon payment of the then-current exercise price, the Company's common stock or the common stock of an acquirer having a value equal to twice the right's exercise price. The rights will expire June 25, 1999.

     Severance Benefit Agreements
     The Company has entered into annually-renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount that could be required to be paid under these contracts, if such events occur, aggregated approximately $1,846,000 as of June 30, 1997.

     Employment Agreements
     Effective July 1, 1993, the Company entered into five-year employment agreements with two of its executive officers. The agreements provide for base salary plus 1) an annual incentive bonus to be paid in cash based on the achievement of specified returns on equity and growth in share price plus dividends paid for each fiscal year, 2) a long-term incentive bonus,
     3) specified benefits upon termination of employment (for reasons other than cause or change in control) which are effective for one year thereafter and 4) a bonus paid for gains on dispositions, if any, of certain subsidiaries and divisions of the Company.

     No annual bonus was paid in 1997, 1996 or 1995.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
     For the three year performance period ended June 30, 1996, the long-term incentive bonus was payable at the end of the period in up to 210,000 shares of Company common stock based on the achievement of specified returns on equity and share price growth plus dividends paid during the period. At the employee's election, such payout could have been taken in cash up to 40% of the fair market value of the total shares to be issued. The Company recognized $71,000, ($16,000), and ($55,000) of compensation expense (reversal of expense) in 1994, 1995 and 1996, respectively, related to the long-term incentive plan. The amounts were reflected as adjustments to additional paid-in capital. Because the specified performance targets for the three year performance period were not met, no long-term incentive bonus was paid for the three year performance period ended June 30, 1996.

     To replace the expired long-term incentive bonus, on August 15, 1996 the Board of Directors approved the issuance of 148,500 stock options to the two executive officers at an exercise price equal to the fair market value of $2.8125 at the grant date. The options become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

     As of June 30, 1997, the maximum amount that could be required to be paid under the termination clause of these agreements was approximately $766,000.

     Stock Repurchase Program
     Under an employee stock repurchase program approved by the Board of Directors, the Company may repurchase its common stock from its employees at the current market value. Of the $1,000,000 approved for employee stock repurchases by the Board of Directors, the Company had $55,000 available for future repurchases at June 30, 1997. The Company's Agreement with Midland limits employee stock repurchases to $120,000 per calendar year ($170,000 for calendar year 1996) as long as the Company is in violation of the cash flow coverage covenant contained in the Agreement (Note 4). As of June 30, 1997, $99,000 was available under the calendar year 1997 limit. Effective June 30, 1995 the Board of Directors discontinued the previously authorized public stock repurchase program. Under Colorado law enacted in July 1994, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares that have never been issued.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   GEOGRAPHIC SEGMENT DATA

     The Company's wholly-owned foreign subsidiaries have been based in Europe and Canada and are included in the accompanying consolidated financial statements. The Company closed its Canadian operating facility in 1997. Financial information for the foreign subsidiaries is summarized below (in thousands):

                                                                   For the Years Ended June 30,
                                                              1997              1996             1995
                                                        ----------------------------------------------------
       Revenues                                         $    7,031        $    7,261        $   8,879
       Income (loss) before income taxes                       275              (238)             373
       Identifiable assets                                   4,335             4,636            5,744

     The Company's export sales from domestic operations were approximately $7,169,000 in 1997, $6,753,000 in 1996 and $7,265,000 in 1995, each representing 22%, 24%, and 23%, respectively, of total sales from domestic operations. The profitability of domestic sales is approximately the same as that of export sales, and the Company foresees no unusual risks associated with its export sales.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected Quarterly Financial Data for each of the four quarters in 1997 and 1996 is as follows (in thousands, except per share data):

                                                  First          Second           Third           Fourth
                    1997                         Quarter         Quarter         Quarter          Quarter
       -----------------------------------------------------------------------------------------------------
       Revenues                              $     8,818      $   10,368     $     9,443      $    11,317
       Operating income (loss)                      (540)           (425)         (1,186)             102
       Net income (loss)                            (375)           (226)           (936)             108
       Primary and fully diluted net
         income (loss) per share             $     (0.09)     $    (0.05)    $     (0.21)     $      0.02

                                                  First          Second           Third           Fourth
                    1996                         Quarter         Quarter         Quarter          Quarter
       -----------------------------------------------------------------------------------------------------
       Revenues                              $     7,511      $    9,678     $     8,274      $     9,948
       Operating income (loss)                    (1,105)            121            (694)             (61)
       Net income (loss)                            (751)              7            (507)             238
       Primary and fully diluted net
         income (loss) per share             $     (0.18)     $    (0.00)    $     (0.12)     $      0.06


11.  RESTRUCTURING OF OPERATIONS

     In the first quarter of 1997, management decided to restructure the power products manufacturing operations to produce operating efficiencies and to better utilize local management talent and expertise. Accordingly, the manufacturing operation located in Denver, Colorado was consolidated in 1997 into two manufacturing facilities located in Seattle, Washington and Belfast, Northern Ireland. The cost of consolidating these manufacturing facilities was not material and was paid in fiscal year 1997.

     The Company recorded a $338,000 restructuring charge in the fourth quarter of fiscal 1996 in connection with the reorganization of its Canadian and U.K. operations. Effective June 30, 1996 the net assets and substantially all operations of Hathaway Instruments Limited (HIL), the Company's subsidiary located in Hoddesdon, England, were transferred to Hathaway Systems, Limited (HSL), the Company's Belfast, Northern Ireland subsidiary. In connection with the asset transfer, substantially all operations of HIL were combined with the operations of HSL. In addition, the Company decided to close its Toronto, Canada facility and to combine substantially all of its operations with the operations of Hathaway Process Instrumentation, the Dallas, Texas division. The initiatives were aimed at reducing costs and enhancing productivity and efficiency. The restructuring provision was primarily comprised of estimated costs for employee severance benefits and fixed asset writeoffs. The payouts related to the restructuring charge were made in 1996 and 1997.

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

Item 13.  Certain Relationships and Related Transactions.
Since July 1, 1996, the Company has not entered into any material related party transactions.

PART IV
Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
a)   The following documents are filed as part of this Report:
     1.  Financial Statements
         g)  Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996.
         h) Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1997.
         i) Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1997.
         j) Consolidated Statements of Stockholders' Investment for each of the years in the three-year period ended June 30, 1997.
         k)  Notes to Consolidated Financial Statements.
         l)  Report of Independent Public Accountants.

     2.  Financial Statement Schedules
       None.

     3. Exhibits


        Exhibit No.                                    Subject                               Page
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

             10.1     Severance Agreement dated June 15, 1989 between Hathaway                *
                      Corporation and Eugene E. Prince. Incorporated by
                      reference to Exhibit 10n(i) to the Company's 1989 Annual
                      Report and Form 10-K for the fiscal year ended June 30,
                      1989.

             10.2     Severance Agreement dated June 15, 1989 between Hathaway                *
                      Corporation and Richard D. Smith. Incorporated by
                      reference to Exhibit 10n(ii) to the Company's 1989 Annual
                      Report and Form 10-K for the fiscal year ended June 30,
                      1989.

             10.3     Lease Agreement between Circuits and Systems Design                     *
                      Limited and Department of Economic Development (Northern
                      Ireland) dated April 7, 1992. Incorporated by reference to
                      Exhibit 10(iii)D to the Company's 1992 Annual Report and
                      Form 10-K for the fiscal year ended June 30, 1992.

             10.4     The Hathaway Corporation Amended 1980 Non-Incentive Stock Option        *
                      Plan. Incorporated by reference to the Company's Form S-8 filed
                      August 3, 1981.

             10.5     The 1983 Incentive and Non-Qualified Stock Option Plan                  *
                      dated September 22, 1983. Incorporated by reference to the
                      Company's Form S-8 filed May 10, 1984.

             10.6     Amendment to the 1983 Incentive and Non-Qualified Stock                 *
                      Option Plan dated January 4, 1989. Incorporated by
                      reference to the Company's Form S-8 filed October 25,
                      1990.

             10.7     The 1989 Incentive and Non-Qualified Stock Option Plan dated            *
                      August 10, 1989. Incorporated by reference to the Company's
                      Form S-8 filed October 25, 1990.

             10.8     The 1991 Incentive and Non-Statutory Stock Option Plan dated            *
                      September 19, 1991. Incorporated by reference to the Company's
                      Form S-8 filed January 8, 1992.

             10.9     Joint Venture Agreement between Zibo Kehui Electric                     *
                      Company and Hathaway Instruments Limited, for the
                      establishment of Zibo Kehui Electric Company Ltd., dated
                      July 25, 1993. Incorporated by reference to Exhibit 10.15
                      to the Company's Form 10-K for the fiscal year ended June
                      30, 1994.

            10.10     Employment Agreement between Hathaway Corporation and                   *
                      Eugene E. Prince, dated July 1, 1993. Incorporated by
                      reference to Exhibit 10.17 to the Company's Form 10-K for
                      the fiscal year ended June 30, 1994.

            10.11     Employment Agreement between Hathaway Corporation and                   *
                      Richard D. Smith, dated July 1, 1993. Incorporated by
                      reference to Exhibit 10.18 to the Company's Form 10-K for
                      the fiscal year ended June 30, 1994.


          Exhibit No.                                        Subject                                         Page
          -----------                                        -------                                         ----
            10.12     Loan and Security Agreement dated August 2, 1993 between Hathaway Corporation,          *
                      certain subsidiaries of Hathaway Corporation and Marine Midland Business Loans,
                      Inc. Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

            10.13     Loan Facility Agreement dated August 2, 1993 between CSD Hathaway Limited and Forward   *
                      Trust Limited. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1993.

            10.14     Reimbursement Agreement dated August 2, 1993 between CSD Hathaway Limited and Marine    *
                      Midland Business Loans, Inc. Incorporated by reference to Exhibit 10.20 to the
                      Company's Form 10-K for the fiscal year ended June 30, 1993.

            10.15     Promissory Note from Richard D. Smith to Hathaway Corporation, dated October 26,        *
                      1993. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

            10.16     Joint Venture Contract between Si Fang Protection and Control Company Limited and       *
                      Hathaway Corporation for the establishment of Beijing Hathaway Si Fang Protection and Control Company, Ltd., dated March 2, 1994. Incorporated by reference to
                      Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

            10.17     Assignment and Assumption of Lease Agreement, Letter Agreement, Collateral              *
                      Assignment and Amendment to Lease Agreement between Trammel Crow Company
                      No. 91, Petula Associates, Ltd., Symantec Corporation and Hathaway Systems
                      Corporation-Beta Products Division, dated June 1, 1994. Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

            10.18     Joint Venture Contract between Wuhan Electric Power Instrument Factory, Beijing         *
                      Huadian Electric Power Automation Corporation and Hathaway Corporation for the
                      establishment of Hathaway Power Monitoring Systems Company, Ltd., dated
                      June 12, 1995. Incorporated by reference to Exhibit 10.29 to the Company's
                      Form 10-K for the fiscal year ended June 30, 1995.

            10.19     Technology License Contract between Wuhan Electric Power Instrument Factory and         *
                      Beijing Huadian Electric Power Automation Corporation on behalf of Hathaway Power
                      Monitoring Systems Company, Ltd. and Hathaway Corporation, dated
                      June 12, 1995. Incorporated by reference to Exhibit 10.30 to the Company's
                      Form 10-K for the fiscal year ended June 30, 1995.

            10.20     Supplementary Agreement between Wuhan Electric Power Instrument Factory, Beijing        *
                      Huadian Electric Power Automation Corporation and Hathaway Corporation, dated
                      August 30, 1995. Incorporated by reference to Exhibit 10.31 to the Company's
                      Form 10-K for the fiscal year ended June 30, 1995.

            10.21     Management Incentive Bonus Plan for the fiscal year ending June 30, 1996.               *
                      Incorporated  by reference to Exhibit 10.28 to the Company's  Form 10-K for the fiscal year ended June 30, 1995.**

            10.22     Purchase Agreement between Hathaway Corporation and Tate Engineering Services           *
                      Corporation dated October 10, 1996, for the Company's purchase of all the issued and outstanding stock of Tate Integrated Systems, Inc. Incorporated by reference to the Company's Form 8-K dated October 25, 1996.


          Exhibit No.                                        Subject                                           Page
          -----------                                        -------                                           ----
            10.23     Joint Venture  Agreement between KUB Holdings Bhd. And Tate Integrated  Systems,
                      L.P. dated March 9, 1995 and Supplement dated June 15, 1995.

            10.24     License  Agreement  between Tate Integrated  Systems,  L.P. and KUB-TIS  Controls Sdn.
                      Bhd. dated March 9, 1995.

            10.25     Commercial  Lease  Agreement  between  Commerce  Square  Associates  LLC and  Hathaway
                      Corporation dated October 24, 1996.

            10.26     Industrial  Lease  Agreement  between  Lakefront  Limited   Partnership  and  Hathaway
                      Industrial Automation dated April 30, 1997.

              21      List of Subsidiaries                                                                      33

              22      Definitive Proxy Statement,  dated September 18, 1997 for the Registrant's 1997 Annual    *
                      Meeting of Shareholders.

              23      Consent of ARTHUR ANDERSEN LLP.                                                           31

              27      Financial Data Schedule

              * These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

              ** The Management Incentive Bonus Plans for the fiscal years ending June 30, 1997 and 1998 are omitted because they are substantially identical in all material respects to the Management Incentive Bonus Plan for the fiscal year ending
                    June 30, 1996 previously filed with the Commission, except for the fiscal years to which they apply.

  (b)  Reports on Form 8-K.
       No reports on Form 8-K were filed during the fourth quarter of fiscal
       1997.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated July 30, 1997 included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (No. 2-73235) of the Hathaway Corporation Amended 1980 Non-Incentive Stock Option Plan dated August 3, 1981, into the Registration Statement on Form S-8 (No. 2-90687) of the 1983 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated May 10, 1984, into the Registration Statement on Form S-8 (No. 3344998) of the 1992 Employee Stock Purchase Plan of Hathaway Corporation dated January 8, 1992, into the Registration Statement on Form S-8 (No. 33-37473) of the 1989 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated October 25, 1990, and into the Registration Statement on Form S-8 (No. 3344997) of the 1991 Incentive and Non-Statutory Stock Option Plan of Hathaway Corporation dated January 8, 1992.




                                                  ARTHUR ANDERSEN LLP

                                                  Denver, Colorado,
                                                  September 18, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HATHAWAY CORPORATION


                                       By  /s/ Eugene E. Prince
                                         -------------------------------------
                                       Eugene E. Prince
                                       President, Chief Executive
                                       Officer and Chairman of the
                                       Board of Directors

                                       Date:  September 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signatures                        Title                           Date

/s/ Eugene E. Prince               President, Chief Executive          September 18, 1997
--------------------               Officer, and Chairman of the
Eugene E. Prince                   Board of Directors

/s/ Richard D. Smith               Executive Vice President,           September 18, 1997
--------------------               Treasurer, Chief Financial
Richard D. Smith                   Officer (Principal Accounting
                                   Officer) and Director

/s/ George J. Pilmanis             Director                            September 18, 1997
----------------------
George J. Pilmanis

/s/ Del D. Hock                    Director                            September 18, 1997
---------------
Del D. Hock

/s/ Chester H. Clarridge           Director                            September 18, 1997
------------------------
Chester H. Clarridge

/s/ Graydon D. Hubbard             Director                            September 18, 1997
----------------------
Graydon D. Hubbard

                  OFFICERS AND DIRECTORS / INVESTOR INFORMATION

BOARD OF DIRECTORS
Eugene E. Prince
Chairman of the Board,
President and Chief Executive Officer

Richard D. Smith
Executive Vice President, Treasurer
and Chief Financial Officer

Delwin D. Hock
Former Chairman of the Board of Directors,
President and CEO of Public Service Company of Colorado

Chester H. Clarridge
Consultant

Graydon D. Hubbard
Retired Partner, Arthur Andersen LLP

George J. Pilmanis
President of Balriga International Corporation
Business Development in the Far East and Eastern Europe

INVESTOR INFORMATION
Annual Meeting
The Annual Meeting of Shareholders of Hathaway Corporation will be held at 3:00 p.m., on Thursday, October 23, 1997 at Lone Tree Country Club, 9808 Sunningdale Boulevard, Littleton, Colorado.

Information Requests
Copies of the Company's reports to the Securities and Exchange Commission, excluding exhibits, on Form 10-K and Form 10-Q may be obtained from the Company without charge. Direct your written request to: Hathaway Corporation, 8228 Park Meadows Drive, Littleton, Colorado 80124.

Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street
New York, NY 10005

Independent Public Accountants
ARTHUR ANDERSEN LLP
Denver, Colorado

CORPORATE OFFICERS
Eugene E. Prince
Chairman of the Board,
President and Chief Executive Officer

Richard D. Smith
Executive Vice President, Treasurer
and Chief Financial Officer

Herbert Franson
Assistant Treasurer, Corporate Controller and Assistant Secretary

Susan M. Chiarmonte
Secretary

SUBSIDIARIES AND DIVISIONS
Domestic Subsidiaries and Divisions
Computer Optical Products, Inc.
Chatsworth, California

Hathaway Industrial Automation, Inc.
Baltimore, Maryland

Hathaway Motion Control Division
Tulsa, Oklahoma

Hathaway Motors and Instruments Division
Tulsa, Oklahoma

Hathaway Power Instrumentation
Littleton, Colorado

Hathaway Process Instrumentation
Dallas, Texas

Hathaway Automation Technology Division
Seattle, Washington

International Subsidiary
Hathaway Systems Limited
Belfast, Northern Ireland