Form 10-Q
period 1997-09-30
HATHAWAY CORP
filed 1997-11-14
CIK 46129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ______________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                              YES    X         NO
                                   -----

        Number of Shares of the only class of Common Stock outstanding:
                     (4,284,000 as of September 30, 1997)

                             HATHAWAY CORPORATION
                                     INDEX

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                     September 30, 1997 (Unaudited) and June 30, 1997.....................          1

                Condensed Consolidated Statements of Operations
                     Three months ended September 30, 1997 and 1996 (Unaudited)...........          2

                Condensed Consolidated Statements of Cash Flows
                     Three months ended September 30, 1997 and 1996 (Unaudited)...........          3

                Notes to Condensed Consolidated Financial Statements (Unaudited)..........          4

        Item 2. Management's Discussion and Analysis of Operating
                 Results and Financial Condition..........................................          5

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K..........................................          6

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 September 30,       June 30,
                                                                                    1997               1997
------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                                       $   4,021        $   3,431
  Restricted cash                                                                       222              253
  Trade receivables, net                                                              5,761            6,910
  Inventories, net                                                                    4,912            4,907
  Other                                                                               1,855            2,034
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 16,771           17,535
Property and equipment, net                                                           1,822            1,841
Cost in excess of net assets acquired, net                                              946              591
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $  19,539        $  19,967
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Long-term debt classified as current                                            $   1,718        $   1,769
  Accounts payable                                                                    2,359            1,843
  Accrued and other current liabilities                                               3,111            3,329
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             7,188            6,941

Stockholders' Investment:
  Common stock                                                                          100              100
  Additional paid-in capital                                                          9,954            9,954
  Retained earnings                                                                   6,229            6,818
  Treasury stock                                                                     (3,971)          (3,971)
  Other                                                                                  39              125
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                                       12,351           13,026
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                                    $  19,539        $  19,967
==================================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                       1

                             HATHAWAY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1997              1996
--------------------------------------------------------------------------------
Revenues                                              $   9,539       $  8,818

Operating costs and expenses:
  Cost of products sold                                   6,325          5,537
  Selling                                                 2,090          1,802
  General and administrative                              1,024          1,088
  Engineering and development                               913            885
  Amortization of intangibles and other                      61             46
--------------------------------------------------------------------------------
Total operating costs and expenses                       10,413          9,358
--------------------------------------------------------------------------------
Operating loss                                             (874)          (540)

Other income (expenses), net:
  Interest and dividend income                               61             72
  Interest expense                                          (42)           (42)
  Other income (expenses), net                                2            (22)
--------------------------------------------------------------------------------
Total other income, net                                      21              8
--------------------------------------------------------------------------------
Loss before income taxes                                   (853)          (532)
Benefit for income taxes                                    264            157
--------------------------------------------------------------------------------
Net loss                                              $    (589)      $   (375)
================================================================================

Primary and fully diluted net loss per share          $   (0.14)      $  (0.09)
================================================================================

Shares used in computing primary per share amounts        4,331          4,264
================================================================================
Shares used in computing fully diluted per
   share amounts                                          4,339          4,264
================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                       2

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     For the three months ended
                                                                                            September 30,
                                                                                       1997             1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $  (589)         $  (375)
Adjustments to reconcile net loss to net cash from operating activities:
  Depreciaiton and amortization                                                        252              254
  Other                                                                                (40)             (36)
  Changes in assets and liabilities, net of effect of purchase of Tate
    Integrated Systems (Note 3):
    (Increase) decrease in -
       Restricted cash                                                                  31              (43)
       Receivables                                                                   1,130             (265)
       Inventories                                                                    (421)             194
       Prepaid expenses and other                                                      178              (96)
    Increase (decrease) in -
       Accounts payable                                                                516               41
       Accrued liabilities                                                            (218)            (291)
-----------------------------------------------------------------------------------------------------------------
Net cash from oeprating activities                                                     839             (617)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  (182)             (95)
  Proceeds from maturity of marketable securities                                       --              198
-----------------------------------------------------------------------------------------------------------------
Net cash from inveting activities                                                     (182)             103

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on line of credit and long-term debt                                      (51)             (44)
  Proceeds from exercise of employee stock options                                      --               37
  Purchase of treasury stock                                                            --              (82)
-----------------------------------------------------------------------------------------------------------------
Net cash from fiancing activities                                                      (51)             (89)

Effect of foreign exchange rate changes on cash                                        (16)               7
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   590             (596)
Cash and cash equibalents at beginning of year                                       3,431            4,925
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                          $ 4,021           $4,329
=================================================================================================================

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Preparation and Presentation
    -------------------------------------
    The accompanying unaudited condensed consolidated financial statements include the accounts of Hathaway Corporation, its wholly-owned subsidiaries and investments in joint ventures (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

    The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

    It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 1997 Annual Report and Form 10-K previously filed by the Company.

2.  Inventories
    -----------
    Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                         September 30,     June 30,
                                            1997             1997
                                         --------------------------
        Parts and raw materials, net       $2,930          $2,141
        Finished goods and work-in
         process, net                       1,982           2,766
                                         --------------------------
                                           $4,912          $4,907
                                         ==========================

3.  Business Acquisition
    --------------------
    Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems (TIS), which has since operated as Hathaway Industrial Automation (HIA).

    The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The final net purchase price allocation was as follows (in thousands):

            Trade receivables, net       $  485
            Inventories, net                649
            Property and equipment,
             net                            123
            Cost in excess of net
             assets acquired                624
            Accounts payable               (580)
            Accrued liabilities and
             other                         (209)
                                         ------
            Net purchase price           $1,092
                                         ======

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

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

Operating Results
-----------------
For the first quarter ended September 30, 1997, the Company recognized a net loss of $589,000 or $.14 per share, compared to a net loss of $375,000 or $.09 per share, for the same period last year. Revenues increased 8% in the first quarter from $8,818,000 last year to $9,539,000 this year.

The 8% increase in revenues was due to a 5% increase in revenues from the Company's power and process instrumentation products and a 16% increase in revenues from the Company's motion control products. The increase in power and process revenues was due to revenues generated by HIA in the first quarter of fiscal year 1998 offset by an 8% decrease in traditional power and process revenues.

Sales to international customers decreased from 39% to 31% of total revenues. Excluding the effect of HIA, whose business is primarily with domestic customers, traditional product sales to international customers represented 34% of total revenues. The decrease in comparable international revenues (excluding
HIA) from last year was due primarily to lower international power and process product sales.

Cost of products sold increased from 63% in the first quarter of fiscal 1997 to 66% in fiscal 1998 primarily because of the effect of HIA, whose cost of products sold represents a higher percentage of revenues than that of the Company's traditional product lines. Excluding the effect of HIA, the cost of products sold in 1998 represents 64% of related revenues, a level reasonably consistent with last year.

Selling, general and administrative, and engineering and development expenses increased 7% in the first quarter from $3,821,000 last year to $4,088,000 in the current year because of such expenses incurred by HIA. Excluding the effect of HIA, these expenses would have totaled $3,547,000, a 7% decrease over comparable expenses in the prior year, which reflects the cost savings generated from the restructuring and cost reduction efforts initiated by the Company in fiscal 1996 and 1997.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $590,000 during the first quarter of fiscal 1998 to a balance of $4,021,000 at September 30, 1997, compared to $596,000 used in the first quarter in fiscal 1997. Operating activities generated $839,000 in the first quarter of fiscal 1998 compared to $617,000 used in the first quarter of fiscal 1997. The improved cash from operating activities was primarily due to fluctuations in working capital balances.

Cash of $182,000 was used by investing activities in the first quarter of 1998, compared to $103,000 generated by investing activities last year. The variance was primarily due to the maturity of a long-term investment which was converted into cash in the first quarter of fiscal 1997, as well as increased purchases of property and equipment in fiscal 1998. Financing activities used reasonably
consistent amounts   $51,000 and $89,000 in the first quarter of 1998 and 1997, respectively.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             OPERATING RESULTS AND FINANCIAL CONDITION (CONTINUED)


The Company's remaining fiscal 1998 working capital, capital expenditure and debt service requirements, including repayment of the entire balance of the Midland loan, if necessary, are expected to be funded from the existing cash balance of $4,021,000 at September 30, 1997. In addition, the Company may seek additional debt, equity or other financing, particularly if it must fully repay the Midland loan balance, in order to supplement its long-term financial resources. There can be no assurance, however, that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all.


PART II.  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

         13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1997 Annual Report to Stockholders.

         27.  Financial Data Schedule.

(b)      Reports on Form 8-K
         The Company filed a Report on Form 8-K on August 21, 1997 to provide investors with timely balance sheet and cash flow data for the year ended June 30, 1997.


                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HATHAWAY CORPORATION

DATE:   November 14, 1997              By:   /s/ Richard D. Smith
     -----------------------               -----------------------
                                           Executive Vice President, Treasurer,
                                           and Chief Financial and
                                           Accounting Officer