Form 10-Q
period 1997-12-31
HATHAWAY CORP
filed 1998-02-13
CIK 46129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ________________.


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


        Number of Shares of the only class of Common Stock outstanding:
                      (4,283,000 as of December 31, 1997)

                             HATHAWAY CORPORATION
                                     INDEX

                                                                                  Page No.
                                                                                  --------


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
                  December 31, 1997 (Unaudited) and June 30, 1997..................  1

            Condensed Consolidated Statements of Operations
                  Three and six months ended December 31, 1997 and 1996 (Unaudited)  2

            Condensed Consolidated Statements of Cash Flows
                  Six months ended December 31, 1997 and 1996 (Unaudited)..........  3

            Notes to Condensed Consolidated Financial Statements (Unaudited).......  4

   Item 2.  Management's Discussion and Analysis of Operating
                  Results and Financial Condition..................................  6

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders....................  8

   Item 6.  Exhibits and Reports on Form 8-K.......................................  8


                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                  DECEMBER    JUNE 30,
                                                  31, 1997      1997
-----------------------------------------------------------------------
                                                 (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                        $ 3,686      $ 3,431
 Restricted cash                                      177          253
 Trade receivables, net                             7,187        6,910
 Inventories, net                                   3,676        4,907
 Other                                              1,513        2,034
-----------------------------------------------------------------------
Total current assets                               16,239       17,535
Property and equipment, net                         1,745        1,841
Cost in excess of net assets acquired, net            957          591
-----------------------------------------------------------------------
Total Assets                                      $18,941      $19,967
========================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Long-term debt classified as current             $ 1,660      $ 1,769
 Accounts payable                                   1,565        1,843
 Accrued and other current liabilities              3,447        3,329
-----------------------------------------------------------------------
Total current liabilities                           6,672        6,941

Stockholders' Investment:
 Common stock                                         100          100
 Additional paid-in capital                         9,954        9,954
 Retained earnings                                  6,072        6,818
 Treasury stock                                    (3,973)      (3,971)
 Other                                                116          125
-----------------------------------------------------------------------
Total Stockholders' Investment                     12,269       13,026
-----------------------------------------------------------------------
Total Liabilities and Stockholders' Investment    $18,941      $19,967
========================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                     FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                            DECEMBER 31,             DECEMBER 31,
                                          1997         1996         1997       1996
----------------------------------------------------------------------------------------
Revenues                                $11,137        $10,368       $20,676     $19,186

Operating costs and expenses:
 Cost of products sold                    7,165          6,739        13,490      12,276
 Selling                                  1,879          1,980         3,969       3,782
 General and administrative               1,084          1,190         2,108       2,278
 Engineering and development              1,001            838         1,914       1,723
 Amortization of intangibles and other       87             46           148          92
----------------------------------------------------------------------------------------
Total operating costs and expenses       11,216         10,793        21,629      20,151
----------------------------------------------------------------------------------------
Operating loss                              (79)          (425)         (953)       (965)

Other income (expenses), net:
 Interest and dividend income                55             42           116         114
 Interest expense                           (44)           (41)          (86)        (83)
 Other income (expenses), net              (124)            63          (122)         41
----------------------------------------------------------------------------------------
Total other income (expenses), net         (113)            64           (92)         72
----------------------------------------------------------------------------------------
Loss before income taxes                   (192)          (361)       (1,045)       (893)
Benefit for income taxes                     35            135           299         292
----------------------------------------------------------------------------------------
Net loss                                $  (157)       $  (226)      $  (746)    $  (601)
----------------------------------------------------------------------------------------
Basic and diluted net loss per share
 (Note 4)                               $ (0.04)       $ (0.05)      $ (0.17)    $ (0.14)
========================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  FOR THE SIX MONTHS ENDED
                                                         DECEMBER 31,
                                                    1997             1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $  (746)          $  (601)
Adjustments to reconcile net loss to net
 cash from operating activities:
 Depreciation and amortization                       414               483
 Other                                                51               187
 Changes in assets and liabilities, net of
  effect of purchase of Tate
  Integrated Systems (Note 3):
  (Increase) decrease in -
     Restricted cash                                  76               (64)
     Receivables                                    (313)             (550)
     Inventories                                     815               894
     Prepaid expenses and other                      521               142
  Increase (decrease) in -
     Accounts payable                               (278)             (502)
     Accrued liabilities and other                   118              (988)
-----------------------------------------------------------------------------
Net cash from operating activities                   658              (999)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net            (289)             (192)
 Proceeds from maturity of marketable securities      --               198
 Purchase of interest in Tate Integrated Systems
  (Note 3)                                            --              (718)
-----------------------------------------------------------------------------
Net cash from investing activities                  (289)             (712)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on line of credit and long-term debt    (109)               (2)
 Proceeds from exercise of employee stock options     --                39
 Purchase of treasury stock                           (2)              (84)
-----------------------------------------------------------------------------
Net cash from financing activities                  (111)              (47)

Effect of foreign exchange rate changes on cash       (3)               51
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                         255            (1,707)
Cash and cash equivalents at beginning of year     3,431             4,925
-----------------------------------------------------------------------------
Cash and cash equivalents at December 31         $ 3,686           $ 3,218
=============================================================================

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


2.   INVENTORIES
     -----------
     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                DECEMBER 31,     JUNE 30,
                                                    1997           1997
                                                -------------------------
     Parts and raw materials, net                  $2,543          $2,141
     Finished goods and work-in process, net        1,133           2,766
                                                -------------------------
                                                   $3,676          $4,907
                                                =========================

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
                                                   ======

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   EARNINGS PER SHARE
     ------------------
     In December, 1997 the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (EPS). In accordance with the requirements of the Statement, Primary and Fully Diluted EPS has been replaced with Basic and Diluted EPS in all periods for which a Statement of Operations is presented.

     Basic and Diluted earnings per share have been computed as follows (in thousands, except per share data):

                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                DECEMBER 31,                DECEMBER 31,
                             1997       1996              1997       1996
                        --------------------------------------------------------
Numerator:
  Net loss                $ (157)      $ (226)             $ (746)    $ (601)
Denominator:
  Weighted average
   outstanding shares      4,284        4,245               4,284      4,242
                        --------------------------------------------------------
Basic and Diluted net
 loss per share           $(0.04)      $(0.05)             $(0.17)    $(0.14)



     Options to purchase stock were outstanding during the three and six months ended December 31, 1996 and 1997 but were not included in the computation of diluted EPS due to their anti-dilutive effect on EPS. These outstanding options are summarized as follows:


                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                DECEMBER 31,                DECEMBER 31,
                             1997       1996              1997       1996
                        --------------------------------------------------------
Weighted average
 outstanding options        708,704      689,745           708,704    544,400
Weighted average
 exercise price              $3.45        $3.24             $3.45      $3.15



     At December 31, 1997 outstanding options to purchase 708,704 shares at a weighted average exercise price of $3.45 may have a dilutive effect on future EPS.

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

OPERATING RESULTS
-----------------
For the second quarter ended December 31, 1997, the Company recognized a net loss of $157,000 or $.04 per share, compared to a net loss of $226,000 or $.05 per share, for the same period last year. Included in these results are net losses of $491,000 and $106,000 for the quarters ended December 31, 1997 and 1996, respectively, incurred by Hathaway Industrial Automation (HIA), which was acquired by the Company effective September 30, 1996. Excluding the results of HIA, the Company recognized net income of $334,000 and a net loss of $120,000 for the quarters ended December 31, 1997 and 1996, respectively. Revenues increased 7% in the second quarter from $10,368,000 last year to $11,137,000 this year.

The Company recognized a net loss of $746,000, or $.17 per share, for the six months ended December 31, 1997, compared to a net loss of $601,000, or $.14 per share, for the six months ended December 31, 1996. Included in these results are HIA's net losses of $943,000 and $106,000 for the six months ended December 31, 1997 and 1996, respectively. Excluding HIA, the Company recognized net income of $197,000 and a net loss of $495,000 for the six months ended December 31, 1997 and 1996, respectively. Revenues for the first six months increased by 8% from $19,186,000 in fiscal 1997 to $20,676,000 in fiscal 1998.

The 7% increase in revenues in the second quarter and the 8% increase in revenues for the first six months were due to 15% increases in revenues from the Company's motion control products and 4% increases in revenues from the Company's power and process instrumentation products. For the first six months, the 4% increase in power and process revenues was due to revenues being generated by HIA during both quarters of 1998 compared to only one quarter during 1997, partially offset by a 3% decrease in traditional power and process revenues.

In the second quarter, sales to international customers increased from $3,520,000 in fiscal 1997 to $3,547,000 in fiscal 1998. In the first six months, sales to international customers decreased from $6,949,000 to $6,527,000. Foreign sales represented 32% and 34% of total sales in the quarter ended December 31, 1997 and 1996, respectively, and 32% and 36% of total sales in the six months ended December 31, 1997 and 1996, respectively.

Cost of products sold as a percentage of revenues in the second quarter and the first six months ended December 31, 1997 remained reasonably consistent with the prior year, decreasing from 65% to 64% in the second quarter and increasing from 64% to 65% in the first six months. Fluctuations in cost of products sold as a percentage of revenues are due to changes in the mix of products sold, price changes implemented in response to market conditions, and other factors.

Selling, general and administrative, and engineering and development expenses decreased 1% in the second quarter and increased 3% in the first six months, as compared to the same periods last year. Excluding HIA's selling, general and administrative, and engineering and development expenses incurred in the first quarter of 1998, these expenses decreased 4% in the first six months of 1998, as compared to the same period last year.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $255,000 during the first six months of fiscal 1998 to a balance of $3,686,000 at December 31, 1997, compared to $1,707,000 used in the first six months of fiscal 1997. Operating activities generated $658,000 in fiscal 1998 compared to $999,000 used in fiscal 1997. The improved cash from operating activities was primarily due to fluctuations in working capital balances.

Cash of $289,000 was used by investing activities in the second quarter of 1998, compared to $712,000 used by investing activities last year. The variance was primarily due to $718,000 used in fiscal 1997 for the purchase of the interest in Tate Integrated Systems, offset by the maturity of a long-term investment which was converted into cash in the second quarter of fiscal 1997. Financing activities used $111,000 in fiscal 1998 compared to $47,000 used in fiscal 1997.

The Company's remaining fiscal 1998 working capital, capital expenditure and debt service requirements, including repayment of the entire balance of the Midland loan, if necessary, are expected to be funded from the existing cash balance of $3,686,000 at December 31, 1997. In addition, the Company may seek additional debt, equity or other financing, particularly if it must fully repay the Midland loan balance, in order to supplement its long-term financial resources. There can be no assurance, however, that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all.

                             HATHAWAY CORPORATION


PART II.  OTHER INFORMATION
--------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual stockholders' meeting on October 23, 1997. The stockholders elected E.E. Prince, R.D. Smith, C.H. Clarridge, D.D. Hock, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. In addition, the shareholders defeated a stockholder proposal requesting sale of the Company, elimination of the shareholders' rights plan and employee severance agreements, and reduction of the two-thirds voting requirement for the election of directors to a simple majority. The vote tabulation was as follows:

         1)  Election of Directors


                            NUMBER OF VOTES

                                    WITHELD OR         TOTAL SHARES        % OF SHARES
       NOMINEE             FOR        AGAINST           OUTSTANDING        VOTING FOR
-----------------------------------------------------------------------------------------------
E.E. Prince              2,935,399     839,594            4,284,085             68%
R.D. Smith               2,973,063     801,930            4,284,085             69%
C.H. Clarridge           2,994,320     780,673            4,284,085             69%
D.D. Hock                3,050,348     724,645            4,284,085             71%
G.D. Hubbard             2,996,606     778,387            4,284,085             69%
G.J. Pilmanis            3,040,567     734,426            4,284,085             70%


         2) Shareholder proposal requesting sale of the Company, elimination of the shareholders' rights plan and employee severance agreements, and reduction of the two-thirds voting requirement for the election of directors to a simple majority


                                                 TOTAL
                                                 VOTES                  BROKER
                        FOR       AGAINST       COUNTED    ABSTAINING  NON-VOTES
-------------------------------------------------------------------------------
Number of votes        993,868    2,167,186     3,161,054    50,103     563,836
% of votes counted         31%          69%          100%



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1997 Annual Report to Stockholders.

         27. Financial Data Schedule.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed in the three months ended December 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HATHAWAY CORPORATION

DATE:     February 13, 1997           By: /s/ Richard D. Smith
     ----------------------------         ---------------------
                                          Executive Vice President, Treasurer,
                                          and Chief Financial and
                                          Accounting Officer