Form 10-Q
period 1998-03-31
HATHAWAY CORP
filed 1998-05-06
CIK 46129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                          YES    X         NO  ______
                               -----

        Number of Shares of the only class of Common Stock outstanding:
                       (4,283,000 as of March 31, 1998)

                             HATHAWAY CORPORATION
                                     INDEX


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                     March 31, 1998 (Unaudited) and June 30, 1997............  1

                   Condensed Consolidated Statements of Operations
                     Three and nine months ended March 31, 1998 and 1997
                     (Unaudited).............................................  2

                   Condensed Consolidated Statements of Cash Flows
                     Nine months ended March 31, 1998 and 1997 (Unaudited)...  3

                   Notes to Condensed Consolidated Financial Statements
                   (Unaudited)...............................................  4

          Item 2.  Management's Discussion and Analysis of Operating
                    Results and Financial Condition..........................  6

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K..........................  8

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                 MARCH 31,  JUNE 30,
                                                   1998       1997
-------------------------------------------------------------------
                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                      $ 3,075    $ 3,431
  Restricted cash                                    480        253
  Trade receivables, net                           6,975      6,910
  Inventories, net                                 4,037      4,907
  Other                                            1,459      2,034
-------------------------------------------------------------------
Total current assets                              16,026     17,535
Property and equipment, net                        1,782      1,841
Cost in excess of net assets acquired, net           869        591
-------------------------------------------------------------------
Total Assets                                     $18,677    $19,967
===================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Long-term debt classified as current           $ 1,207    $ 1,769
  Accounts payable                                 2,338      1,843
  Accrued and other current liabilities            3,523      3,329
-------------------------------------------------------------------
Total current liabilities                          7,068      6,941

Stockholders' Investment:
  Common stock                                       100        100
  Additional paid-in capital                       9,954      9,954
  Retained earnings                                5,382      6,818
  Treasury stock                                  (3,973)    (3,971)
  Other                                              146        125
-------------------------------------------------------------------
Total Stockholders' Investment                    11,609     13,026
-------------------------------------------------------------------
Total Liabilities and Stockholders' Investment   $18,677    $19,967
===================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                    MARCH 31,                    MARCH 31,
                                            1998              1997        1998             1997
-------------------------------------------------------------------------------------------------
Revenues                                  $ 9,804           $ 9,443     $30,480          $28,629

Operating costs and expenses:
  Cost of products sold                     6,245             6,342      19,701           18,618
  Selling                                   1,911             1,928       5,955            5,710
  General and administrative                1,043             1,234       3,076            3,512
  Engineering and development               1,146             1,046       3,094            2,769
  Amortization of intangibles and other        89                79         237              171
-------------------------------------------------------------------------------------------------
Total operating costs and expenses         10,434            10,629      32,063           30,780
-------------------------------------------------------------------------------------------------
Operating loss                               (630)           (1,186)     (1,583)          (2,151)

Other income (expenses), net:
  Interest and dividend income                 39                57         155              171
  Interest expense                            (38)              (40)       (124)            (123)
  Other income (expenses), net                (61)             (180)       (183)            (139)
-------------------------------------------------------------------------------------------------
Total other income (expenses), net            (60)             (163)       (152)             (91)
-------------------------------------------------------------------------------------------------
Loss before income taxes                     (690)           (1,349)     (1,735)          (2,242)
Benefit for income taxes                       --               413         299              705
-------------------------------------------------------------------------------------------------
Net loss                                  $  (690)          $  (936)    $(1,436)         $(1,537)
=================================================================================================
Basic and diluted net loss per share
 (Note 4)                                 $ (0.16)          $ (0.22)    $ (0.33)         $ (0.36)
=================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  1998             1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(1,436)        $(1,537)
Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization                                                     694             744
  Other                                                                             101              77
  Changes in assets and liabilities, net of effect of purchase of Tate
   Integrated Systems (Note 3):
   (Increase) decrease in -
      Restricted cash                                                              (227)            (89)
      Receivables                                                                  (130)            297
      Inventories                                                                   454             899
      Prepaid expenses and other                                                    575            (289)
   Increase (decrease) in -
      Accounts payable                                                              495            (109)
      Accrued liabilities and other                                                 194            (915)
---------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                  720            (922)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                          (514)           (380)
  Proceeds from maturity of marketable securities                                    --             198
  Purchase of interest in Tate Integrated Systems (Note 3)                           --            (788)
---------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                 (514)           (970)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on line of credit and long-term debt                                  (562)            (52)
  Proceeds from exercise of employee stock options                                   --              74
  Purchase of treasury stock                                                         (2)           (101)
---------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                 (564)            (79)
Effect of foreign exchange rate changes on cash                                       2              33
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (356)         (1,938)
Cash and cash equivalents at beginning of year                                    3,431           4,925
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                           $ 3,075         $ 2,987
=========================================================================================================

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

2.   INVENTORIES
     -----------
     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                    MARCH 31,       JUNE 30,
                                                      1998            1997
                                                -----------------------------
Parts and raw materials, net                      $   2,591      $   2,141
Finished goods and work-in process, net               1,446          2,766
                                                -----------------------------
                                                  $   4,037      $   4,907
                                                -----------------------------


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

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The final net purchase price allocation was as follows (in thousands):


        Trade receivables, net                    $     485
        Inventories, net                                649
        Property and equipment, net                     123
        Cost in excess of net assets acquired           624
        Accounts payable                               (580)
        Accrued liabilities and other                  (209)
                                                -------------
        Net purchase price                        $   1,092
                                                -------------

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

     Basic and Diluted earnings per share have been computed as follows (in thousands, except per share data):

                                            FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                    MARCH 31,                                   MARCH 31,
                                            1998                 1997                    1998                1997
                                        --------------------------------------------------------------------------------
Numerator:
  Net loss                               $     (690)          $     (936)           $     (1,436)         $     (1,537)
Denominator:
  Weighted average outstanding shares         4,284                4,269                   4,283                 4,251
                                        --------------------------------------------------------------------------------
Basic and Diluted net loss per share     $    (0.16)          $    (0.22)           $      (0.33)         $      (0.36)

     Options to purchase stock were outstanding during the three and nine months ended March 31, 1997 and 1998 but were not included in the computation of diluted EPS due to their anti-dilutive effect on EPS. These outstanding options are summarized as follows:

                                         FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                 MARCH 31,                             MARCH 31,
                                          1998               1997               1998              1997
                                       -------------------------------------------------------------------
Weighted average outstanding options     705,771            711,637            707,740           704,515
Weighted average exercise price           $3.45             $ 3.42              $3.45             $3.34

     At March 31, 1998 outstanding options to purchase 702,704 shares at a weighted average exercise price of $3.45 may have a dilutive effect on future EPS.

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

OPERATING RESULTS
-----------------
For the third quarter ended March 31, 1998, the Company recognized a net loss of $690,000 or $.16 per share, compared to a net loss of $936,000 or $.22 per share, for the same period last year. Included in these results are net losses of $419,000 and $503,000 for the quarters ended March 31, 1998 and 1997, respectively, incurred by Hathaway Industrial Automation (HIA), which was acquired by the Company effective September 30, 1996. Excluding the results of HIA, the Company recognized net losses of $271,000 and $433,000 for the quarters ended March 31, 1998 and 1997, respectively. Revenues increased 4% in the third quarter from $9,443,000 last year to $9,804,000 this year.

The Company recognized a net loss of $1,436,000, or $.33 per share, for the nine months ended March 31, 1998, compared to a net loss of $1,537,000, or $.36 per share, for the nine months ended March 31, 1997. Included in these results are HIA's net losses of $1,362,000 and $609,000 for the nine months ended March 31, 1998 and 1997, respectively. Excluding HIA, the Company recognized net losses of $74,000 and $928,000 for the nine months ended March 31, 1998 and 1997, respectively. Revenues for the first nine months increased 6% from $28,629,000 in fiscal 1997 to $30,480,000 in fiscal 1998.

The 4% increase in revenues in the third quarter was due to a 1% increase in revenues from the Company's motion control products and a 5% increase in revenues from the Company's power and process instrumentation products. The 6% increase in revenues for the first nine months was due to a 10% increase in revenues from the Company's motion control products and a 5% increase in revenues from the Company's power and process products. For the first nine months, the 5% increase in power and process revenues was due to revenues being generated by HIA during all three quarters of 1998 compared to only two quarters during 1997, partially offset by a 2% decrease in traditional power and process revenues.

In the third quarter, sales to international customers increased from $3,461,000 in fiscal 1997 to $3,719,000 in fiscal 1998. In the first nine months, sales to international customers decreased from $10,410,000 to $10,246,000. Foreign sales represented 38% and 37% of total sales in the quarter ended March 31, 1998 and 1997, respectively, and 34% and 36% of total sales in the nine months ended March 31, 1998 and 1997, respectively.

Cost of products sold as a percentage of revenues in the third quarter and the first nine months ended March 31, 1998 remained reasonably consistent with the prior year, decreasing from 67% to 64% in the third quarter and remaining at 65% in the first nine months. Fluctuations in cost of products sold as a percentage of revenues are due to changes in the mix of products sold, price changes implemented in response to market conditions, and other factors.

Selling, general and administrative, and engineering and development expenses decreased 2% in the third quarter and increased 2% in the first nine months, as compared to the same periods last year. Excluding HIA's selling, general and administrative, and engineering and development expenses incurred in the first quarter of 1998, these expenses decreased 3% in the first nine months of 1998, as compared to the same period last year.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased by $356,000 during the first nine months of fiscal 1998 to a balance of $3,075,000 at March 31, 1998, compared to $1,938,000 used in the first nine months of fiscal 1997. Operating activities generated $720,000 in fiscal 1998 compared to $922,000 used in fiscal 1997. The improved cash from operating activities was primarily due to fluctuations in working capital balances.

Cash of $514,000 was used by investing activities during the first nine months of 1998, compared to $970,000 used by investing activities last year. The variance was primarily due to $788,000 used in fiscal 1997 for the purchase of the interest in Tate Integrated Systems, partially offset by the maturity of a long-term investment which was converted into cash during the first nine months of fiscal 1997. Financing activities used $564,000 in fiscal 1998 compared to $79,000 used in fiscal 1997, primarily due to increased line of credit repayments.

The Company's remaining fiscal 1998 working capital, capital expenditure and debt service requirements, including repayment of the entire balance of the Midland loan, if necessary, are expected to be funded from the existing cash balance of $3,075,000 at March 31, 1998. In addition, the Company is seeking additional debt financing in order to supplement its long-term financial resources.

                             HATHAWAY CORPORATION



PART II.  OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1997 Annual Report to Stockholders.

          27.    Financial Data Schedule.

(b)       Reports on Form 8-K
          There were no reports on Form 8-K filed in the three months ended March 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HATHAWAY CORPORATION

DATE:       April 30, 1998             By:   /s/ Richard D. Smith
      ---------------------------          ------------------------------------
                                           Executive Vice President, Treasurer,
                                           and Chief Financial and Accounting
                                           Officer