Form 10-K
period 1998-06-30
HATHAWAY CORP
filed 1998-09-17
CIK 46129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


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

                          --------------------------

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

     As of August 27, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $3,722,000.

                          --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement dated September 17, 1998 are incorporated by reference in Part III of this Report.

                          --------------------------

                               Table of Contents


Part I.                                                                                   Page

Item 1.      Business..................................................................     1

Item 2.      Properties................................................................     4

Item 3.      Legal Proceedings.........................................................     4

Item 4.      Submission of Matters to a Vote of Security Holders.......................     4

PART II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....     4

Item 6.      Selected Financial Data...................................................     5

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................     6

Item 8.      Financial Statements and Supplementary Data...............................    12

             Report of Independent Public Accountants..................................    13

Item 9.      Disagreements on Accounting and Financial Disclosure......................    33

PART III.

Item 10.     Directors and Executive Officers of the Registrant........................    33

Item 11.     Executive Compensation....................................................    33

Item 12.     Security Ownership of Certain Beneficial Owners and Management............    33

Item 13.     Certain Relationships and Related Transactions............................    33

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    34

             Consent of Independent Public Accountants.................................    37

             Signatures................................................................    38

             Officers and Directors / Investor Information.............................    41

PART I

ITEM 1.  BUSINESS.

  Hathaway Corporation (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company operates primarily in the United States and the United Kingdom and has three joint venture investments in China.

  POWER AND PROCESS BUSINESS
  Power Instrumentation
  Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. With manufacturing facilities in Seattle and Belfast, Northern Ireland, and sales and engineering functions in Seattle, Belfast and Denver, the power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units (RTUs) for Supervisory Control and Data Acquisition (SCADA) systems.

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

  Process Instrumentation
  The process instrumentation products group manufactures and markets products for the process and power industries including monitoring systems, calibration equipment and process measurement instrumentation. The monitoring systems, called visual anunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants including, chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry. Process measurement instrumentation includes signal conditioning products and transducers used to measure such variables as temperature, voltage, current and power in various industrial applications.

  Systems Automation
  Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996, $145,000 on June 30, 1997 and $229,000 when certain accounts receivable of TIS were collected during fiscal year 1998. Hathaway purchased the stock and partnership interest from Tate Engineering Services Corporation and its affiliate, Tate Engineering Services, Inc., both divisions of Tate Industries, a privately held company.

  TIS has operated under the ownership of Hathaway Industrial Automation (HIA), a newly formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located near Baltimore, Maryland and is a full service supplier of
  process automation systems for industrial applications.   HIA has developed a
  state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company expects to team the HIA system with certain existing Hathaway products and target the combined product at substation automation and integration applications used in power transmission and distribution facilities.

  Restructuring
  In the fourth quarter of fiscal 1996 the Company decided to reorganize its Canadian and U.K. operations. Effective June 30, 1996 the net assets and substantially all operations of Hathaway Instruments Limited (HIL), the Company's subsidiary located in Hoddesdon, England, were transferred to Hathaway Systems Limited (HSL), the Company's Belfast, Northern Ireland subsidiary. In connection with the asset transfer, substantially all operations of HIL were combined with the operations of HSL. In addition, the Company closed its Toronto, Canada facility and combined substantially all of its operations with the operations of Hathaway Process Instrumentation Corporation, the Carrolton, Texas subsidiary. The initiatives were aimed at reducing costs and enhancing productivity and efficiency. The restructuring provision of $338,000 recorded in 1996 was primarily comprised of estimated costs for employee severance benefits and fixed asset writeoffs. The payouts related to the restructuring charge were made in fiscal years 1996 and 1997, and the related restructuring accrual fully utilized.

  In the first quarter of fiscal year 1997, management decided to restructure the power products manufacturing operations to produce operating efficiencies and to better utilize local management talent and expertise. Accordingly, the manufacturing operation located in Denver was consolidated in fiscal year 1997 into two manufacturing facilities located in Seattle, Washington and Belfast, Northern Ireland.

  MOTION CONTROL BUSINESS
  The motion control group offers quality, cost-effective products that suit a wide range of applications in the industrial, medical, military and aerospace sectors, as well as in manufacturing of analytical instruments and computer peripherals. The end products using Hathaway technology include special industrial and technical products such as satellite tracking systems, MRI scanners, and high definition printers.

  The motion control group is organized into one division and two subsidiaries, respectively, of Hathaway Motion Control Corporation, a wholly-owned subsidiary of the Company: Motors and Instruments Division (MI Tulsa), Emoteq Corporation (Emoteq Tulsa) and Computer Optical Products, Inc., (COPI - Chatsworth, CA).

  Subsequent to fiscal year 1998, Emoteq Corporation acquired all of the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $289,000. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. For calendar year ended December 31, 1997, Ashurst reported revenues of $353,000. The acquired company was renamed Emoteq UK Limited.

  The MI division manufactures precision direct-current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general-purpose instrumentation products.

  Emoteq designs, manufactures and markets direct current (DC) brushless motors, related components, and drive and control electronics. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. A new motion technology center was established in Evergreen, Colorado in fiscal year 1998 to develop more automated methods of manufacturing and advance the state of Emoteq's core technology base.

  Optical encoders are manufactured by COPI. They are used to measure rotational and linear movements of parts in diverse applications such as machine tools, robots, printers and medical equipment. The primary markets for the optical encoders are in the industrial, medical and computer peripheral manufacturing sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

  PRODUCT DISTRIBUTION AND PRINCIPAL MARKETS
  The Company maintains a direct sales force. In addition to its own marketing and sales force, the Company has developed a worldwide network of independent sales representatives and agents to market its various product lines.

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

  FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
  The information required by this item is set forth in Note 9 of the Notes to Consolidated Financial Statements on page 30 herein.

  AVAILABILITY OF RAW MATERIALS
  All parts and materials used by the company are in adequate supply. No significant parts or materials are acquired from a single source.

  PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS
  The Company holds several patents and trademarks regarding components used by the various subsidiaries; however, none of these patents and trademarks are considered to be of major significance.

  SEASONALITY OF THE BUSINESS
  The Company's business is not of a seasonal nature, however, revenues derived from the power market may be influenced by customers' fiscal year ends and holiday seasons.

  WORKING CAPITAL ITEMS
  The Company currently maintains inventory levels adequate for its short-term needs based upon present levels of production. The Company considers the component parts of its different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

  SALES TO LARGE CUSTOMERS
  During fiscal 1998, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

  SALES BACKLOG
  The backlog of the Company's continuing operations at June 30, 1998 consisted of sales orders totaling approximately $13,892,000. The Company expects to ship goods filling $13,712,000 of those purchase orders within fiscal 1999. This compares to a backlog from continuing operations of $14,742,000 at June 30, 1997, of which $14,229,000 was scheduled for shipment is fiscal 1998.

  GOVERNMENT SALES
  Approximately $238,000 of the Company's backlog as of June 30, 1998 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

  ENGINEERING AND DEVELOPMENT ACTIVITIES
  The Company's expenditures on engineering and development for continuing operations were $4,411,000 in fiscal 1998, $3,646,000 in fiscal 1997 and $3,722,000 in fiscal 1996. Of these expenditures, no material amounts were charged directly to customers.

  ENVIRONMENTAL ISSUES
  No significant pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

  FOREIGN OPERATIONS
  The information required by this item is set forth in Note 9 of the Notes to Consolidated Financial Statements on page 32 herein.

  EMPLOYEES
  As of the end of fiscal 1998, the Company had approximately 349 full-time employees.

ITEM 2.  PROPERTIES.
The Company leases its administrative offices and manufacturing facilities as follows:

                                                                                         APPROXIMATE SQUARE
                 DESCRIPTION / USE                             LOCATION                      FOOTAGE
-------------------------------------------------------------------------------------------------------------
Corporate headquarters and administrative office         Littleton, Colorado                    14,000
Engineering and development facility                     Evergreen, Colorado                     3,000
Office and manufacturing facility                         Carrolton, Texas                      29,000
Office and manufacturing facility                         Kent, Washington                      16,000
Engineering, development and administrative office      Hunt Valley, Maryland                   14,000
Office and manufacturing facility                          Tulsa, Oklahoma                      13,000
Office and manufacturing facility                      Chatsworth, California                   13,000
Office and manufacturing facility                          Tulsa, Oklahoma                      10,000
Office facility                                          Hoddesdon, England                      3,000
Office and manufacturing facility                     Belfast, Northern Ireland                 17,000

The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at or near full capacity.

ITEM 3.  LEGAL PROCEEDINGS.
The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of the security holders of the Company in the fourth quarter of fiscal year 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Hathaway Corporation's common stock is traded on the NASDAQ National Market System under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on August 27, 1998 was 619. The Company declared no dividends during fiscal years 1998 and 1997.

The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the NASDAQ National Market System, as reported by NASDAQ.

                                            PRICE RANGE
                                     HIGH                 LOW
                                   ------------------------------
Fiscal 1997
 First Quarter                       $4.38                $2.50
 Second Quarter                       4.13                 3.25
 Third Quarter                        4.88                 3.00
 Fourth Quarter                       3.81                 2.38
FISCAL 1998
 First Quarter                       $4.50                $2.63
 Second Quarter                       4.00                 2.38
 Third Quarter                        2.94                 2.13
 Fourth Quarter                       2.63                 1.56

ITEM 6.  SELECTED FINANCIAL DATA.
The following table summarizes data from the Company's annual financial statements for the fiscal years 1994 through 1998 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 beginning on page 12 herein. See Item 1 in the Business section of this report and Note 2 to Consolidated Financial Statements on page 21 for discussion of a business acquisition completed in fiscal 1997.

                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                1998            1997            1996            1995            1994
                                         -------------------------------------------------------------------------------
                                                               In thousands (except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenues from continuing operations          $41,317         $39,946         $35,411         $39,838         $43,028
                                         ===============================================================================
Income (loss) from continuing operations         $(2,161)        $(2,192)        $(1,398)        $ 1,321         $ 1,275
 before income taxes
Benefit (provision) for income taxes                 184             763             385            (479)           (320)
                                         -------------------------------------------------------------------------------
Net income (loss) from continuing                $(1,977)        $(1,429)        $(1,013)        $   842         $   955
 operations
Net income from operations of divested                --              --              --              --             885
 segment and divested operation
Gain on sale of segment                               --              --              --              --           4,023
Net income (loss)                                $(1,977)        $(1,429)        $(1,013)        $   842         $ 5,863
                                         ===============================================================================
Diluted earnings (loss) per share:
    Continuing operations                        $ (0.46)        $ (0.34)        $ (0.24)        $  0.19         $  0.20
 Operations of divested segment and                   --              --              --              --            0.18
  divested operation
    Sale of segment                                   --              --              --              --            0.83
    Net income (loss)                            $ (0.46)        $ (0.34)          (0.24)        $  0.19         $  1.21
                                         ===============================================================================
Cash dividends:
    Per share                                    $    --         $    --         $  0.10         $  0.12         $ 0.205
    Total amount paid                            $    --         $    --         $   426         $   536         $   992
BALANCE SHEET DATA:
Total assets at June 30                          $17,820         $20,477         $21,139         $23,312         $24,432
Total current and long-term debt                 $ 1,245         $ 1,769         $ 1,777         $ 2,144         $ 2,298
    at June 30

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

OPERATING RESULTS
FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997
The Company recorded a net loss of $1,977,000 in fiscal year 1998, compared to a net loss of $1,429,000 in 1997. The fiscal 1998 and 1997 results include $2,527,000 and $923,000 of net losses from Hathaway Industrial Automation (HIA), respectively. HIA was acquired by the Company effective September 30, 1996 (see discussion under "Business Acquisition" below) and is included in the Company's
Power and Process Business.   Excluding HIA, the Company recognized net income
of $550,000 and a net loss of $506,000 for the years ended June 30, 1998 and 1997, respectively.

Revenues increased by $1,371,000, or 3%, from 1997 to 1998, comprised of a 2% increase in sales of the Company's power and process instrumentation and systems automation products and an 8% increase in sales of motion control products (the fifth consecutive annual increase). The increase in sales of power and process products consists of a $861,000 decrease in sales of the Company's traditional product lines, offset by a $1,268,000 increase in HIA product sales.

Sales to international customers decreased 2% from $14,200,000, or 36% of sales, in fiscal 1997, to $13,955,000, or 34% of sales, in fiscal 1998. Sales backlog decreased from $14,742,000 at June 30, 1997 to $13,892,000 at June 30, 1998,
comprised of $11,874,000 of traditional product backlog and $2,018,000 of HIA product backlog, compared to $11,996,000 of traditional product backlog and $2,746,000 of HIA product backlog at June 30, 1997.

Cost of products sold remained at 64% of revenues in 1998 and 1997. Excluding the effect of HIA, the cost of products sold in 1998 and 1997 represents 61% and 63% of related revenues, respectively. This decrease in cost of traditional product sold was primarily due to manufacturing efficiencies and an improved product sales mix in the motion control business.

Selling, general and administrative and engineering and development expenses increased 3% from $16,018,000 in 1997 to $16,466,000 in 1998 due to a whole year of HIA operations in 1998 versus a partial year in 1997. Excluding the effect of HIA, these expenses would have totaled $14,129,000 in 1998, as compared to $14,182,000 in the prior period.

Amortization of intangibles and other assets increased from $402,000 in 1997 to $738,000 in 1998. The increase was primarily due to the $406,000 write-off in fiscal 1998 of the unamortized portion of goodwill which resulted from the HIA acquisition, offset by the $197,000 write-off in fiscal 1997 of unamortized debt acquisition costs related to the Marine Midland loan facility. (See further discussion under "Business Acquisition" and "Liquidity and Capital Resources" below.)

In fiscal 1998 the Company recognized $222,000 of equity income from its investment in two of its Chinese joint ventures, Zibo Kehui Electric Company Ltd. and Hathaway Si Fang Protection and Control Company, Ltd., as compared to
none recognized in 1997.   (See further discussion under "Liquidity and Capital
Resources" below.)

In fiscal year 1998 the Company recognized a benefit for income taxes of $184,000 compared to $763,000 in fiscal year 1997. The decrease is primarily due to an increase in nondeductible expenses and goodwill amortization plus an increase in the valuation allowance. Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient United States federal taxable income (approximately $2,291,000) in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and net operating loss carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are reduced.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996
The Company recorded a net loss of $1,429,000 in fiscal year 1997, compared to a net loss of $1,013,000 in 1996. The fiscal 1997 net loss includes a $923,000 net loss from Hathaway Industrial Automation (HIA) which was acquired by the Company effective September 30, 1996 (see discussion under "Business Acquisition" below), and a $506,000 net loss from operation of the Company's other businesses.

Revenues increased by $4,535,000, or 13%, from 1996 to 1997, comprised of a 16% increase in sales of the Company's power and process instrumentation and systems products and a 7% increase in sales of motion control products. The increase in sales of power and process products consists of a 3% increase in sales of the Company's traditional product lines. The remainder of the increase in power and process revenues was due to product sales of HIA, totaling $2,993,000.

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

Selling, general and administrative and engineering and development expenses increased 9% from $14,671,000 in 1996 to $16,018,000 in 1997 primarily because of such expenses incurred by HIA. Excluding the effect of HIA, these expenses would have totaled $14,182,000 in 1997, representing a 3% decrease from the prior period. This decrease reflects the overall cost reduction efforts initiated by the Company in recent years.Amortization of intangibles and other assets increased from $215,000 in 1996 to $402,000 in 1997, primarily due to the $197,000 write-off of unamortized debt acquisition costs related to the Marine Midland loan facility (see further discussion under "Liquidity and Capital Resources" below.)

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

The Company recorded a $338,000 restructuring charge in the fourth quarter of fiscal 1996 in connection with the reorganization of its Canadian and U.K. operations. Effective June 30, 1996 the net assets and substantially all operations of Hathaway Instruments Limited (HIL), the Company's subsidiary located in Hoddesdon, England, were transferred to Hathaway Systems Limited
(HSL), the Company's Belfast, Northern Ireland subsidiary. In connection with the asset transfer, substantially all operations of HIL were combined with the operations of HSL. In addition, the Company decided to close its Toronto, Canada facility and to combine substantially all of its operations with the operations of Hathaway Process Instrumentation, the Carrolton, Texas division. The initiatives were aimed at reducing costs and enhancing productivity and efficiency. The restructuring provision was primarily comprised of estimated costs for employee severance benefits and fixed asset write-offs. The payouts related to the restructuring charge were made in 1996 and 1997.

In the first quarter of 1997, management decided to restructure the power products manufacturing operations to produce operating efficiencies and to better utilize local management talent and expertise. Accordingly, the manufacturing operation located in Littleton was consolidated in 1997 into two manufacturing facilities located in Kent, Washington and Belfast, Northern Ireland. The cost of consolidating these manufacturing facilities was not material and was paid in fiscal year 1997.

In fiscal year 1997 the Company recognized a benefit for income taxes of $763,000 compared to $385,000 in fiscal year 1996. The increase is primarily due to an increase in the Company's loss before income taxes. Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient United States federal taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and net operating loss carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are reduced.

BUSINESS ACQUISITION
Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of the sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996, $145,000 on June 30, 1997 and $229,000 when certain accounts receivable of TIS were collected during fiscal 1998.

TIS has operated under the ownership of Hathaway Industrial Automation (HIA), a newly formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located in Hunt Valley, Maryland and is a full service supplier of process
automation systems for industrial applications.   HIA has developed a state-of-
the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company expects to team the HIA system with certain existing Hathaway products and target the combined product at substation automation and integration applications used in the generation, distribution and transmission of power.The acquisition has been accounted for using the purchase method of accounting; and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

For the year ended June 30, 1998 and the nine month post-acquisition period ended June 30, 1997, HIA had losses before income taxes of approximately $2.7 million and $1.3 million, respectively. HIA's traditional business is highly dependent on sales to the industrial market which typically encompasses a long sales cycle, significant customization to specific customer requirements, long performance periods and large contract values which are subject to a high degree of scrutiny and negotiation with customers. Since the Company's acquisition of HIA in September 1996, the Company has seen significant deterioration in the margins of contracts awarded in this market; and, in several instances, HIA has declined to submit a bid or has not been awarded a project bid due to competitor prices or customer specifications that would have resulted in insignificant or negative contract margin.

As a result of its acquisition of HIA, the Company recorded goodwill of $624,000, primarily due to loss accruals on an in-process contract acquired by the Company. At June 30, 1998 and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of TIS was impaired; and, therefore, wrote-off the remaining unamortized balance of $406,000. The Company's determination was based on projections of undiscounted cash flows of HIA, which were based on current marketplace and competitive conditions and resulting low margins for the industrial applications of HIA's product. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The current year amortization of $202,000 and impairment write-off of $406,000, totaling $608,000, is included in amortization of intangibles and other in the fiscal year 1998 consolidated statement of operations.

The Company is investing substantial resources in HIA, consistent with the Company's strategy to develop applications of the HIA software for the deregulated power industry. Management believes that the software products developed by HIA, as modified for the power industry and combined with other Company products, will provide power companies with automated and integrated systems solutions that will both reduce their operating costs and improve the reliability of their power supply. However, there can be no assurance that such modifications will be successful and/or economically viable. Management believes that there is significant demand in the power industry for such solutions as a result of the business environment created by the recent industry deregulation.

The successful implementation of the Company's current business plan is partially dependent on the Company's ability to successfully market HIA's products to the deregulated power industry. The factors that will affect the success of implementing this business plan include, but are not limited to, the ability to win a sufficient amount of project work on favorable terms to the Company, the ability to complete projects in a timely and cost-effective manner, and the existence of sufficient demand for the HIA products. An inability to achieve this plan in the planned timeframe may have a material adverse effect on the Company's operating results and financial condition.


LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $12,000 during the year to a balance of $3,443,000 at June 30, 1998. Fiscal 1998 operating activities generated $1,450,000, compared to $197,000 used in fiscal 1997 and $93,000 used in 1996.
Of the $1,450,000 generated in 1998, $1,628,000 was used to fund the operations of the HIA business and $3,078,000 was generated from operating activities of the Company's other businesses. Of the $197,000 used in 1997 by operating activities, $1,592,000 was used to fund the operations of the HIA business and $1,395,000 was generated from the operating activities of the Company's other businesses. The consolidated increased cash generated from operations in 1998 was primarily due to increased revenues, the overall cost reduction efforts of the Company and net income tax refunds of $1,037,000 received during fiscal 1998.

Cash of $914,000 and $1,313,000 was used by investing activities in fiscal 1998 and 1997, respectively, compared to $376,000 generated in fiscal 1996. The 1996 cash generated by investing activities was primarily due to proceeds of $1,000,000 from maturities of marketable securities. The 1997 cash used for investing activities includes $863,000 paid for the interest acquired in TIS. The 1998 cash used for investing activities includes $229,000 paid for the interest acquired in TIS and $685,000 paid for capital expenditures.

Financing activities used $526,000, $32,000 and $828,000 in fiscal years 1998, 1997 and 1996, respectively. The increase in cash used for financing activities from 1997 to 1998 was primarily due to repayments on the line-of-credit. The decrease in cash used for financing activities from 1996 to 1997 occurred primarily because no dividends were paid to stockholders in 1997, as compared to $426,000 of dividends paid to stockholders in 1996.

At June 30, 1998, the Company had $1,245,000 of debt, compared with $1,769,000 at June 30, 1997, a reduction of $524,000. The debt at June 30, 1997 represents borrowings on the Company's previous long-term financing agreement (Midland Agreement) with Marine Midland Business Loans, Inc. The Midland Agreement was a Reducing Revolving Line-of-Credit with a borrowing limit that was reduced monthly over the seven-year term of the loan. On June 3, 1998, the Company repaid the $1,232,000 balance on this loan and terminated the Midland Agreement.

The debt at June 30, 1998 represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2000 and is subject to automatic annual renewal. Beginning in May 1999, the Company may terminate the Agreement with no termination fee. Borrowings on the loan are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 1998, the Company could borrow an additional $1,385,000 up to the Maximum Credit Limit of $2,630,000.

The loan bears interest at Silicon's prime borrowing rate (prime rate) plus 2% (10.5% at June 30, 1998). The interest rate is adjustable on a quarterly basis to prime rate plus 1.5% if the Company achieves a net loss less than $750,000 for each previous twelve month rolling period. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to prime rate plus 2%. In addition to interest, the loan bears a monthly unused line fee at 0.125% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis, if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period, the monthly unused line fee will be adjusted to 0.0625%. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to 0.125%.

The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 1998, the Company was in compliance with such covenants.

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

The Company accounts for the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and subsequently, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investment and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company fully reserved against the original investments and its share of any equity in income thereafter, and recognized income from the Chinese joint ventures only as cash dividends were received. During fiscal year 1998, the operations of Si Fang and Kehui have continued to mature, their products have gained significant acceptance and they have indicated sustained profitability while the operations of HPMS are still in the development stage and continue to incur losses.

In fiscal year 1998, because of the sustained positive operating results of Si Fang and Kehui combined with the fact that both of these joint ventures are still subject to a certain amount of political and business uncertainty in China, the Company recognized a portion of its share of equity in income from these two joint ventures totaling $222,000, which is included in other assets and equity income from investments in joint ventures in the fiscal year 1998 consolidated balance sheet and statement of operations, respectively. This amount represents management's best estimate of the amounts expected to be received from the joint ventures as of June 30, 1998. The Company will continue to recognize the portion of its share of equity in income (loss) from these two joint ventures to the extent it believes such amounts are realizable.

The Company also has an 11.4% interest in a joint venture (JV) with KUB Holdings BHD, a Malaysian firm. The interest, acquired by TIS for $400,000 in March 1995, was acquired by the Company in connection with the purchase of TIS effective September 30, 1996. The fair market value of this asset was not significant at the acquisition date. The JV was created for the purpose of manufacturing, marketing and selling the TIS-4000 system in certain Asian countries. If the JV requires funding, the Company may be required to contribute in accordance with the agreed-upon proportions as defined in the JV agreement. As of June 30, 1998, the Company had ceased all operations of the JV due to unprofitablity. The Company is currently in the process of winding down the partnership.

The JV agreement also requires the Company to continue as a going concern and to provide support services to the JV at market rates. If the Company does not meet this requirement, it could be required to refund a contractually-defined portion ($1,688,000 at June 30, 1998) of the $2,500,000 proceeds TIS received in 1995 from the sale to the JV of licensing and marketing rights to the TIS-4000 technology. Because of the remote possibility of the Company being required to make such a refund, this obligation was determined to be zero at the acquisition date. Further, as of September 17, 1998, because sales have ceased, the Company does not expect that such refunds will be required. In addition, the Company is not aware of any violations of the requirements defined in the JV agreement nor does it anticipate any future violations.

As in the three-year period ended June 30, 1998, the Company's fiscal 1999 working capital, capital expenditure and debt service requirements are expected to be funded from the existing cash balance of $3,443,000 and the $1,385,000 available under the long-term financing agreement at June 30, 1998. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months.

YEAR 2000 COMPLIANCE
Some computers and computer-based systems use only the last two digits to identify a year in the date field and cannot distinguish the year 2000 from the year 1900. The Company recognizes that the Year 2000 poses a challenge to the proper functioning of computer systems included in its products, items purchased from its suppliers and software systems used in its business. The Company is taking what it believes to be appropriate steps necessary in preparation for Year 2000 issues. The Company has assessed its products and application software systems and has concluded that no major changes or updates are required. Minor modifications and updates are being made as needed. An assessment of its suppliers and service providers is ongoing and is expected to be completed by June 30, 1999. The Company does not anticipate that the overall costs of adaptation of its products and systems will be material, however the Company will continue to review on an ongoing basis whether it needs to further address any anticipated costs, problems and uncertainties associated with Year 2000 consequences.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of June 30, 1998, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK
The interest payable on the Company's line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates. At June 30, 1998, approximately $1.3 million was outstanding with a weighted average interest rate of 10.5% (prime plus 2%). The line-of-credit matures in May 2000 and is subject to automatic annual renewal. Beginning in May 1999, the Company may pay the balance in full at any time without penalty. The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates which are tied to various market indices. Additionally, the Company monitors interest rates frequently and has sufficient cash balances to pay off the line-of-credit and any early termination penalties, should interest rates increase significantly. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK
The Company has a wholly-owned subsidiary located in Northern Ireland. Sales from this operation are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

a) Report of Independent Public Accountants................................  13
b) Consolidated Balance Sheets as of June 30, 1998 and June 30, 1997.......  14
c) Consolidated Statements of Operations for each of the fiscal years in the three-year period ended June 30, 1998............................  15
d) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended June 30, 1998............................  16
e) Consolidated Statements of Stockholders' Investment for each of the fiscal years in the three-year period ended June 30, 1998...............  17
f) Notes to Consolidated Financial Statements..............................  18

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

We have audited the accompanying consolidated balance sheets of HATHAWAY CORPORATION (a Colorado corporation) AND SUBSIDIARIES as of June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' investment for each of the three fiscal years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


                                                     /s/ ARTHUR ANDERSEN LLP

                                                         ARTHUR ANDERSEN LLP


Denver, Colorado
July 31, 1998 (except with respect to the matter discussed in Note 13, as to which the date is August 13, 1998).

                             HATHAWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30, 1998   JUNE 30, 1997
----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                $ 3,443          $ 3,431
 Restricted cash                                                              480              253
 Trade receivables, net of allowance for doubtful accounts of               6,400            6,910
  $599 and $492 at June 30, 1998 and 1997, respectively
 Inventories, net                                                           3,649            4,907
 Current deferred income taxes                                                779              854
 Income tax refunds receivable, prepaid expenses and other                    684            1,690
----------------------------------------------------------------------------------------------------
Total current assets                                                       15,435           18,045
Property and equipment, net                                                 1,730            1,841
Cost in excess of net assets acquired, net                                    374              591
Other (Note 3)                                                                281               --
----------------------------------------------------------------------------------------------------
Total Assets                                                              $17,820          $20,477
====================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Line-of-credit classified as current (Note 4)                            $    --          $ 1,769
 Accounts payable                                                           2,027            1,843
 Accrued liabilities                                                        2,500            2,594
 Income taxes and other current liabilities                                   497              679
 Product service reserve                                                      475              566
----------------------------------------------------------------------------------------------------
Total current liabilities                                                   5,499            7,451
Line-of-credit (Note 4)                                                     1,245               --
----------------------------------------------------------------------------------------------------
Total Liabilities                                                           6,744            7,451

Commitments and Contingencies  (Notes 3, 4 and 8)

Stockholders' Investment:
 Preferred stock, par value $1.00 per share, authorized 5,000                  --               --
  shares; no shares outstanding
 Common stock, at aggregate stated value, authorized 50,000                   100              100
  shares; 5,405 issued at June 30, 1998 and 1997, respectively
 Additional paid-in capital                                                 9,954            9,954
 Loans receivable for stock (Note 7)                                         (235)            (235)
 Retained earnings                                                          4,841            6,818
 Cumulative translation adjustments (Note 1)                                  389              360
 Treasury stock, at cost; 1,122 and 1,121 shares at June 30,               (3,973)          (3,971)
  1998 and 1997, respectively (Note 8)
----------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                             11,076           13,026
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                            $17,820          $20,477
====================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             HATHAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           For the fiscal years ended June 30,
                                                          1998             1997             1996
--------------------------------------------------------------------------------------------------
Revenues                                                 $41,317          $39,946          $35,411

Operating costs and expenses:
 Cost of products sold                                    26,379           25,575           21,926
 Selling                                                   7,857            7,601            6,269
 General and administrative                                4,198            4,771            4,680
 Engineering and development                               4,411            3,646            3,722
 Amortization of intangibles and other                       738              402              215
 Restructuring charge (Note 11)                               --               --              338
--------------------------------------------------------------------------------------------------
Total operating costs and expenses                        43,583           41,995           37,150
--------------------------------------------------------------------------------------------------
Operating loss                                            (2,266)          (2,049)          (1,739)

Other income (expense), net:
 Equity income from investments in joint
   ventures (Note 3)                                         222               --               --
 Interest and dividend income                                217              245              325
 Interest expense                                           (148)            (173)            (194)
 Other income (expense), net                                (186)            (215)             210
--------------------------------------------------------------------------------------------------
Total other income (expense), net                            105             (143)             341
--------------------------------------------------------------------------------------------------
Loss before income taxes                                  (2,161)          (2,192)          (1,398)
Benefit for income taxes (Note 5)                            184              763              385
--------------------------------------------------------------------------------------------------
Net loss                                                 $(1,977)         $(1,429)         $(1,013)
==================================================================================================
Basic and diluted net loss per share (Note 1)            $ (0.46)         $ (0.34)         $ (0.24)
==================================================================================================
Basic and diluted weighted average shares
  outstanding (Note 1)                                     4,284            4,259            4,260
==================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                          For the fiscal years ended June 30,
                                                                          1998            1997            1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(1,977)        $(1,429)        $(1,013)
Adjustments to reconcile net loss to net cash provided by (used
 in) operating activities:
 Depreciation and amortization                                             1,490           1,199             960
 Equity income from investments in joint ventures (Note 3)                  (222)             --              --
 Deferred income tax provision (benefit)                                      75              39            (155)
 Other                                                                       201             241            (149)
 Changes in assets and liabilities, net of effect in 1997 of purchase of Tate Integrated Systems (Note 2):
  (Increase) decrease in -
     Restricted cash                                                        (227)             59              86
     Trade receivables, net                                                  374            (239)          1,177
     Inventories, net                                                        742           1,174            (503)
     Income tax refunds receivable, prepaid expenses and other             1,177            (827)           (282)
  Increase (decrease) in -
     Accounts payable                                                        184             (46)              1
     Accrued liabilities                                                     (94)           (649)            187
     Income taxes payable                                                   (182)            274            (360)
     Product service reserve                                                 (91)              7             (42)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        1,450            (197)            (93)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                         (685)           (651)           (719)
 Purchase of Tate Integrated Systems (Note 2)                               (229)           (863)             --
 Investments in joint ventures (Note 3)                                       --              --             (70)
 Proceeds from maturity of marketable securities                              --             201           1,000
 Other                                                                        --              --             165

Net cash provided by (used in) investing activities                         (914)         (1,313)            376

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on line-of-credit                                             (1,769)             (8)           (360)
 Borrowings on line-of-credit                                              1,245              --              --
 Dividends paid to stockholders                                               --              --            (426)
 Proceeds from exercise of employee stock options                             --              81              --
 Purchase of treasury stock                                                   (2)           (105)            (42)
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (526)            (32)           (828)
                                                                               2              48             (35)
Effect of foreign exchange rate changes on cash
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          12          (1,494)           (580)
Cash and cash equivalents at beginning of year                             3,431           4,925           5,505
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 3,443         $ 3,431         $ 4,925
================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) during the year for:
 Interest                                                                $   146         $   167         $   177
 Income taxes                                                             (1,037)              4             173
Noncash investing and financing activities:
 Assets of Tate Integrated Systems purchased, net of liabilities         $    --         $ 1,092         $    --
  assumed (Note 2)
 Acquisition of common stock as a result of stock option                      --             161              --
  exercises (Note 6)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 TREASURY STOCK
                                  COMMON STOCK         ADDITIONAL       LOANS                       (NOTE 8)
                                ----------------        PAID-IN       RECEIVABLE    RETAINED   ----------------
                                 SHARES   AMOUNT        CAPITAL        (NOTE 7)     EARNINGS    SHARES   AMOUNT
---------------------------------------------------------------------------------------------------------------
                                  5,307    $100          $9,767          $(235)      $ 9,686    1,042   $(3,663)
Balances, June 30, 1995
 Long-term incentive plan            --      --             (55)            --            --       --        --
  bonus (Note 8)
 Purchase of treasury stock          --      --              --             --            --       16       (42)
 Dividend paid to stockholders       --      --              --             --          (426)      --        --
  ($.10 per share)
 Net loss                            --      --              --             --        (1,013)      --        --
---------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996           5,307    $100          $9,712          $(235)      $ 8,247    1,058   $(3,705)
 Purchase of treasury stock          --      --              --             --            --       25      (105)
 Exercise of employee stock          32      --              81             --            --       --        --
  options
 Acquisition of common stock         66      --             161             --            --       38      (161)
  as a result of stock option
  exercises (Note 6)
 Net loss                            --      --              --             --        (1,429)      --        --
---------------------------------------------------------------------------------------------------------------
Balances, June 30, 1997           5,405    $100          $9,954          $(235)      $ 6,818    1,121   $(3,971)
 Purchase of treasury stock          --      --              --             --            --        1        (2)
 Net loss                            --      --              --             --        (1,977)      --        --
---------------------------------------------------------------------------------------------------------------
Balances, June 30, 1998           5,405    $100          $9,954          $(235)      $ 4,841    1,122   $(3,973)
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

                             HATHAWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS
   Hathaway Corporation (the Company) is engaged in the business of designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company operates primarily in the United States and Europe and has three joint venture investments in China (Note 3).

   PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.Investments in joint ventures, in which the ownership is at least 20% but less than 50%, are accounted for using the equity method (Note 3).

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

   INVENTORIES
   Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                               JUNE 30, 1998    JUNE 30, 1997
                                             ---------------------------------
Parts and raw materials, net                       $2,210           $2,141
Finished goods and work-in-process, net             1,439            2,766
                                                   $3,649           $4,907
                                             ================================

   Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,742,000 and $1,943,000 at June 30, 1998 and 1997,
   respectively.

   PROPERTY AND EQUIPMENT
   Property and equipment, at cost, is classified as follows (in thousands):

                                        USEFUL LIVES   JUNE 30, 1998  JUNE 30, 1997
                                        -------------------------------------------
Machinery, equipment, tools and dies      2-8 years       $ 6,597         $ 6,738
Furniture, fixtures and other            3-10 years         2,662           2,056
                                                          -----------------------
                                                            9,259           8,794
Less accumulated depreciation
  and amortization                                         (7,529)         (6,953)
                                                          -----------------------
                                                          $ 1,730         $ 1,841
                                                          =======================

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

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  COST IN EXCESS OF NET ASSETS ACQUIRED
  Cost in excess of net assets acquired represents the amount by which the purchase price of acquired companies exceeds the fair market value of net assets acquired, and is amortized using the straight-line method over ten years. Cost in excess of net assets acquired as of June 30, 1998 and 1997 consists of $1,197,000 and $1,305,000 of original costs and $823,000 and $714,000 of accumulated amortization, respectively.

  The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets that are held and used in operations, the asset would be considered to be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. The amount of the impairment is assessed using the assets' fair market value, which is determined using discounted cash flows. As discussed in Note 2, at June 30, 1998, the Company determined that the cost in excess of net assets acquired related to its acquisition of Tate Integrated Systems was impaired; and therefore, the unamortized balance was written off.

  ACCRUED LIABILITIES
  Accrued liabilities consist of the following (in thousands):

                                                                         JUNE 30, 1998      JUNE 30, 1997
                                                                     --------------------------------------
Compensation and fringe benefits                                                  $  973             $  716
Commissions                                                                          474                592
Other accrued expenses                                                             1,053              1,286
                                                                     --------------------------------------
                                                                                  $2,500             $2,594
                                                                     ======================================

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

  Changes in Cumulative Translation Adjustments included in the Stockholders' Investment section of the accompanying Consolidated Balance Sheets are as follows (in thousands):

                                                                         June 30, 1998      JUNE 30, 1997
                                                                     --------------------------------------
Cumulative Translation Adjustments, beginning of year                               $360               $163
Translation adjustments                                                               29                197
                                                                     --------------------------------------
Cumulative Translation Adjustments, end of year                                     $389               $360
                                                                     ======================================

  REVENUE AND COST RECOGNITION ON CONTRACTS
  Hathaway Industrial Automation (HIA) undertakes contracts for the installation of integrated process control systems that use its proprietary software. The Company recognizes contract revenues by applying the percentage of completion achieved to the total contract sales price. The Company determines the percentage of completion for all contracts using the "cost-to-cost" method of measuring contract progress. Under this method, actual contract costs incurred to date are compared to total estimated contract costs to determine the estimated percentage of revenues to be recognized. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for the period during which work on the contract is ongoing may not accurately reflect the final results of the contract, which can only be determined upon contract completion. Provisions for estimated losses on uncompleted contracts, to the full extent of the estimated loss, are made during the period in which the Company first becomes aware that a loss on a contract is probable. The Company's traditional businesses (other than HIA) generally recognize revenue when products are shipped.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  EARNINGS PER SHARE
  During fiscal year 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting basic and diluted earnings per share (EPS). Under this statement, basic earnings (loss) per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. In fiscal years 1998, 1997 and 1996, stock options totaling 648,204, 708,704 and 332,856, respectively, were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive. The adoption of this statement had no impact on prior year's reported per share amounts.

  Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                           FOR THE FISCAL YEARS ENDED JUNE 30,
                                                             1998          1997         1996
                                                        ----------------------------------------
Numerator:
     Net loss                                           $(1,977)          $(1,429)    $(1,013)
Denominator
     Weighted average outstanding shares                  4,284             4,259       4,260
                                                        ----------------------------------------
Basic and Diluted net loss per share                     $(0.46)          $ (0.34)    $ (0.24)
                                                       =========================================

  STOCK-BASED COMPENSATION
  The Company accounts for its stock-based compensation plans for employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

  FAIR VALUES OF FINANCIAL INSTRUMENTS
  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the line-of-credit approximates fair value because the underlying instrument is a variable rate note that reprices frequently.

  USE OF ESTIMATES
  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS
  Certain reclassifications have been made to prior years' balances in order to conform to the current year's presentation.

  RECENTLY ISSUED ACCOUNTING STANDARDS
  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in fiscal year 1999, beginning July 1, 1998. Historically, the only additional item considered part of comprehensive income has been the cumulative translation adjustment.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information in their interim statements. The Company adopted SFAS 131 at June 30, 1998 (see Note 9).

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations, as the Company has not historically utilized such instruments.

2.BUSINESS ACQUISITION
  Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996, $145,000 on June 30, 1997 and $229,000 when certain accounts receivable were collected during fiscal 1998.

  TIS has operated under the ownership of HIA, a newly formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located near Baltimore, Maryland and is a full service developer and supplier of integrated
  process automation systems for industrial applications.   HIA has developed a
  state-of-the-art software system, the TIS-4000, for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company expects to team the HIA system with certain existing Hathaway products and target the combined product at substation automation and integration applications used in the generation, transmission and distribution of power.

  The acquisition was accounted for using the purchase method of accounting; and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The net purchase price allocation was as follows (in thousands):

    Trade receivables, net                             $  485
    Inventories, net                                      649
    Property and equipment, net                           123
    Cost in excess of net assets acquired                 624
    Accounts payable                                     (580)
    Accrued liabilities and other                        (209)
    Net purchase price                                 $1,092
                                                       ======

  For the year ended June 30, 1998 and the nine month post-acquisition period ended June 30, 1997, HIA had losses before income taxes of approximately $2.7 million and $1.3 million, respectively. HIA's traditional business is highly dependent on sales to the industrial market which typically encompass a long sales cycle, significant customization to specific customer requirements, long performance periods and large contract values which are subject to a high degree of scrutiny and negotiation with customers. Since the Company's acquisition of HIA in September 1996, the Company has seen significant deterioration in the margins of contracts awarded in this market; and, in several instances, HIA has declined to submit a bid or has not been awarded a project bid due to competitor prices or customer specifications that would have resulted in insignificant or negative contract margin.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.BUSINESS ACQUISITION (CONTINUED)
  As a result of its acquisition of HIA, the Company recorded goodwill of $624,000, primarily due to loss accruals on an in-process contract acquired by the Company. As a result of continuing and expected near term losses from HIA at June 30, 1998 and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of TIS was impaired; and, therefore, wrote-off the remaining unamortized balance of $406,000. The Company's determination was based on projections of undiscounted cash flows of HIA, which were based on current marketplace and competitive conditions and resulting low margins for the industrial applications of HIA's product. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The current year amortization of $202,000 and impairment write-off of $406,000, totaling $608,000, is included in amortization of intangibles and other in the fiscal year 1998 consolidated statement of operations.

  The results of operations of TIS have been included in the Company's fiscal 1998 and 1997 Consolidated Statement of Operations starting on October 1, 1996.

  The following unaudited pro forma summary (in thousands, except per share data) combines the consolidated results of operations of the Company and TIS as if the acquisition had occurred at the beginning of fiscal years 1997 and 1996, respectively, after giving effect to certain pro forma adjustments related to such items as income taxes, depreciation, and amortization of cost in excess of net assets acquired. The pro forma results are shown for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                   FOR THE YEARS ENDED JUNE 30,
                                     1997                1996
                                -----------------------------------
                                           (UNAUDITED)
  Revenue                          $40,946             $40,016
  Net loss                          (1,403)             (1,072)
  Basic net loss per share           (0.33)              (0.25)

3.INVESTMENTS IN JOINT VENTURES
  The Company has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments in China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems. HPMS will design, manufacture and sell, under a license from Hathaway, instrumentation products designed by Hathaway, to electric power companies in China. At June 30, 1998, the Company's original investment and ownership interest in these Chinese joint ventures are as follows (in thousands):

               INVESTMENT     OWNERSHIP INTEREST
              ----------------------------------
  Kehui          $100                 25%
  Si Fang         175                 25%
  HPMS            140                 40%
              -----------
                 $415
              ===========

  As discussed below, the Company has fully reserved against these original investments. The Company has no future commitments relating to these investments.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.INVESTMENTS IN JOINT VENTURES (CONTINUED)
  The Company accounts for the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and subsequently, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investment and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company fully reserved against the original investments and its share of any equity in income thereafter, and recognized income from the Chinese joint ventures only as cash dividends were received. During fiscal year 1998, the operations of Si Fang and Kehui have continued to mature, their products have gained significant acceptance and they have indicated sustained profitability while the operations of HPMS are still in the development stage and continue to incur losses.

  In fiscal year 1998, because of the sustained positive operating results of Si Fang and Kehui combined with the fact that both of these joint are still subject to a certain amount of political and business uncertainty in China, the Company recognized a portion of its share of equity in income from these two joint ventures totaling $222,000, which is included in other assets and equity income from investments in joint ventures in the fiscal year 1998 consolidated balance sheet and statement of operations, respectively. This amount represents management's best estimate of the amounts expected to be received from the joint ventures as of June 30, 1998. The Company will continue to recognize the portion of its share of equity in income (loss) from these two joint ventures to the extent it believes such amounts are realizable.

  In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," summarized financial information for Si Fang as of December 31, 1997 (Si Fang is on a calendar fiscal year) is presented as follows (in thousands):

                                            As of and
                                       For the Year Ended
                                        December 31, 1997
                                       --------------------
   Current assets                            $8,638
   Non-current assets                         1,498
   Current liabilities                        7,378
   Non-current liabilities                       --
   Revenues                                   8,918
   Gross profit                               2,232
   Net income before income taxes             1,525
   Net income                                 1,525

  Summarized financial information for Si Fang for the years ended December 31, 1996 and 1995 and for Kehui for the years ended December 31, 1997, 1996 and 1995 is not presented because it is not significant relative to the Company's consolidated financial statements.

  The Company also has an 11.4% interest in a joint venture (JV) with KUB Holdings BHD, a Malaysian firm. The interest, acquired by TIS for $400,000 in March 1995, was acquired by the Company in connection with the purchase of TIS effective September 30, 1996 (Note 2). The fair value of this asset was not significant at the acquisition date. The JV was created for the purpose of manufacturing, marketing and selling the TIS-4000 system in certain Asian countries. If the JV requires funding, the Company may be required to contribute in accordance with the agreed-upon proportions as defined in the JV agreement. The Company has no significant involvement in, or influence over, the JV. As of June 30, 1998, the JV had ceased all operations due to unprofitability and the Asian economic downturn. The JV is currently in the process of being dissolved and has adequate assets to settle its existing obligations. The Company does not believe it will have any further obligations regarding this JV after the wind-down.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.INVESTMENTS IN JOINT VENTURES (CONTINUED)
  The JV agreement also requires the Company to continue as a going concern and to provide support services to the JV at market rates. If the Company does not meet this requirement, it could be required to refund a contractually-defined portion ($1,688,000 at June 30, 1998) of the $2,500,000 proceeds TIS received in 1995 from the sale to the JV of licensing and marketing rights to the TIS-4000 technology. Because of the remote possibility of the Company being required to make such a refund, this obligation was determined to be zero at the acquisition date. Further, as of July 30, 1998, because operations have ceased, the Company does not expect that such refunds will be required. In addition, the Company is not aware of any violations of the requirements defined in the JV agreement nor does it anticipate any future violations.

4.DEBT
  On August 2, 1993, the Company entered into a long-term financing agreement with Marine Midland Business Loans, Inc. (Midland Agreement). The Midland Agreement was a Reducing Revolving Line-of-Credit with a borrowing limit that was reduced monthly over the seven-year term of the loan. On June 3, 1998, the Company fully repaid the remaining balance on this loan and terminated the Midland Agreement.

  On May 7, 1998, the Company entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2000 and is subject to automatic annual renewal. Beginning in May 1999, the Company may terminate the Agreement with no termination fee. Borrowings on this line-of-credit are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 1998, the Company could borrow an additional $1,385,000, up to the $2,630,000 Maximum Credit Limit.

  The line bears interest at Silicon's prime borrowing rate (prime rate) plus 2% (10.5% at June 30, 1998). The interest rate is adjustable on a quarterly basis to prime rate plus 1.5% if the Company achieves a net loss less than $750,000 for each previous twelve month rolling period. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to prime rate plus 2%. In addition to interest, the line bears a monthly unused line fee at 0.125% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis, if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period, the monthly unused line fee will be adjusted to 0.0625%. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to 0.125%.

  The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 1998, the Company was in compliance with such covenants.

  Contractual maturities of long-term debt are as follows (in thousands):
   1999             $     --
   2000                1,245
     Total          $  1,245
                    ========

5.INCOME TAXES
  The benefit for income taxes is based on income (loss) before income taxes as follows (in thousands):

                              For the fiscal years ended June 30,
                               1998         1997           1996
                              -------------------------------------
   Domestic                   $(2,179)     $(2,471)       $(1,160)
   Foreign                         18          279           (238)
                              -------------------------------------
   Loss before income taxes   $(2,161)     $(2,192)       $(1,398)
                              =====================================

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.INCOME TAXES (CONTINUED)
  Components of the benefit for income taxes are as follows (in thousands):

                                        For the fiscal years ended June 30,
                                           1998        1997      1996
                                        -----------------------------------
  Current benefit (provision):
   Domestic                                $ 308       $ 682     $ 222
   Foreign                                   (49)        120         8

  Total current benefit                      259         802       230
  Domestic deferred benefit (provision)      (75)        (39)      155
  Benefit for income taxes                 $ 184       $ 763     $ 385
                                        ===================================

  The benefit for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

                                                        For the fiscal years ended June 30,
                                                           1998        1997         1996
                                                        ----------------------------------
  Tax benefit computed at statutory rate                   $ 735       $ 745        $ 475
  State tax, net of federal benefit                           (2)         (2)          (2)
  Nondeductible expenses and goodwill amortization          (267)        (32)         (90)
  Income tax credits                                          --          --          (72)
  Non-benefited losses of foreign subsidiaries                --          (3)         (33)
  Recovery of prior year taxes paid                           69          98           84
  Change in valuation allowance                             (315)        (89)          37
  Other                                                      (36)         46          (14)
  Benefit for income taxes                                 $ 184       $ 763        $ 385
                                                        =================================

  The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax asset under SFAS No. 109 are as follows (in thousands):

                                              June 30, 1998       JUNE 30, 1997
                                             -----------------------------------
  Allowances and other accrued liabilities     $ 927                  $1,047
  Tax credit carryforwards                       352                     216
  Net operating loss carryforwards               224                      --
  Valuation allowance                           (724)                   (409)
  Net deferred tax asset                       $ 779                  $  854
                                             ===================================

  As of June 30, 1998, the Company has paid foreign advance corporation tax of $18,000 which may be utilized to reduce future foreign taxes due, domestic tax credit carryforwards of $334,000 expiring in 2004 through 2008 and has a domestic loss carryforward of $658,000 which will expire in 2013.

  Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient United States federal taxable income (approximately $2,291,000) in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and net operating loss carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are reduced.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.STOCK COMPENSATION
  Hathaway Corporation Stock Option Plan
  At June 30, 1998, 396,521 shares of common stock were available for grant under the Company's stock option plans. Under the terms of the plans, options may not be granted at less than 85% of fair market value. However, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

  During fiscal year 1997, the Company granted options for 125,000 shares of the Company's common stock to certain key management personnel of HIA. Of the total, 75,000 vest over seven years, subject to acceleration if certain performance criteria are achieved by HIA, and expire ten years after the date of grant. In fiscal year 1998, options to purchase 21,000 shares were forfeited due to terminations. The remaining 50,000 shares vest over four years only if certain performance criteria are met. Based on HIA's fiscal years' 1998 and 1997 operating results, 17,200 options will never vest and were forfeited, and options to purchase 11,200 shares were forfeited due to terminations.

  In fiscal year 1997, certain eligible employees of the Company exercised stock options by surrendering to the Company their Company stock with an aggregate fair market value of $161,000, in non-cash, tax-free transactions.

  Option activity in fiscal years 1996, 1997 and 1998 was as follows:

                                                               WEIGHTED         NUMBER OF        WEIGHTED
                                             NUMBER OF          AVERAGE          SHARES           AVERAGE
                                              SHARES        EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
                                          ---------------------------------------------------------------------
Outstanding at June 30, 1995                   362,856             $2.88          228,856            $2.76
 Granted                                        22,500              2.68
 Canceled or forfeited                         (52,500)             2.75
                                          -----------------------------------
Outstanding at June 30, 1996                   332,856             $2.87          250,856            $2.88
 Granted                                       503,350              3.58
 Exercised                                     (98,252)             2.46
 Canceled or forfeited                         (29,250)             3.84
                                          -----------------------------------
Outstanding at June 30, 1997                   708,704             $3.45          187,104            $3.19
 Granted                                        45,900              2.13
 Canceled or forfeited                        (106,400)             3.48
                                          -----------------------------------
Outstanding at June 30, 1998                   648,204              3.36          303,138            $3.36
                                          =====================================================================

  Exercise prices for options outstanding at June 30, 1998 are as follows:

                                                               RANGE OF EXERCISE PRICES
                                                                                              TOTAL
                                               $2.13 - $3.19         $3.50 - $4.31         $2.13 - $4.31
                                         -------------------------------------------------------------------
Options Outstanding:
 Number of options                                295,004               353,200                648,204
 Weighted average exercise price               $     2.73             $    3.88             $     3.36
 Weighted average remaining contractual        4.27 years             4.6 years             4.45 years
  life
Options Exercisable:
 Number of options                                141,604               161,534                303,138
 Weighted average exercise price               $     2.86             $    3.79             $     3.36

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.STOCK COMPENSATION (CONTINUED)
  The Company accounts for its stock-based compensation plans for employees under the provisions of APB 25. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Companies that elect to continue accounting for stock-based compensation plans under the provisions of APB 25 must present certain pro forma disclosures.

  Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                        FOR THE FISCAL YEARS ENDED JUNE 30,
                                              1998                 1997
                                    -----------------------------------------
  Risk-free interest rate                     5.7%                6.3%
  Expected dividend yield                     0.0%                0.0%
  Expected life                             6 years              6 years
  Expected volatility                        58.2%               58.5%

  Using the fair value method of SFAS 123, the net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                   FOR THE FISCAL YEARS ENDED JUNE 30,
                                                         1998               1997
                                                  ---------------------------------------
  Pro forma net loss                                   $(2,128)            $(1,686)
  Pro forma basic and diluted net loss per share       $ (0.50)            $ (0.40)

  The weighted average fair value of options granted during fiscal years 1998 and 1997 was $1.28 and $1.98, respectively. The total fair value of options granted was $59,000 and $978,000 in fiscal years 1998 and 1997, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

  EMOTEQ CORPORATION STOCK OPTION PLAN
  During fiscal 1998 the Company's wholly-owned subsidiary, Emoteq Corporation (Emoteq), adopted a stock option plan. Under the terms of the plan, up to 360,000 (18%) of the 2,000,000 authorized shares of Emoteq are available for stock option grants to officers and key employees of Emoteq. Options may not be granted at less than 85% of fair market value, however all options granted to date have been granted at fair market value as of the date of grant.

  One hundred thousand of the options available under the plan are Time Vested and 260,000 of the options available under the plan are Performance Vested. The Time Vested options will become exercisable evenly over the fiscal years from the date of grant through June 30, 2001. The Performance Vested options may become exercisable during the fiscal years from the date of grant through June 30, 2001 if certain performance criteria are met. All options will expire as of the first Board of Directors meeting following the year ended June 30, 2004. The Company may, in its discretion, purchase shares of Emoteq acquired through the exercise of stock options.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.STOCK COMPENSATION (CONTINUED)
  Option activity during fiscal year 1998 was as follows:

                                                                                             WEIGHTED AVERAGE
                                                              WEIGHTED AVERAGE                  REMAINING
                                 NUMBER OF SHARES              EXERCISE PRICE                CONTRACTUAL LIFE
                           ----------------------------  ----------------------------  -----------------------------
                                TIME      PERFORMANCE         Time      PERFORMANCE       Time       PERFORMANCE
                               VESTED        VESTED          Vested        VESTED        Vested         VESTED
                           ----------------------------  ----------------------------  -----------------------------
Outstanding at June 30,
 1997                              --              --       $    --       $    --
Granted                        80,000         187,600          1.37          1.37
Exercised                          --              --            --            --
Canceled or forfeited              --              --            --            --
                           ----------------------------  ----------------------------  -----------------------------
Outstanding at June 30,
 1998                          80,000         187,600       $  1.37       $  1.37         6 years        6 years
                           ==========================================================  =============================

Exercise prices for options outstanding at June 30, 1998 under this plan are as follows:
                                                TIME VESTED     PERFORMANCE
                                                                   VESTED
                                               --------------------------------
Number of Options Exercisable at 6/30/98          20,000           15,008
Weighted Average Exercise Price                  $  1.37          $  1.37

The potential dilution of the Company's ownership of Emoteq at June 30, 1998 is as follows:

                           COMPANY        EMPLOYEES           TOTAL
                         --------------------------------------------
Issued and Outstanding     1,640,000           --           1,640,000
Exercisable Options               --       35,008              35,008
                         --------------------------------------------
Total                      1,640,000       35,008           1,675,008

Percentage                      97.9%         2.1%              100.0%

  The Company has recognized $66,162 in compensation expense for the fiscal year ended June 30, 1998 related to this plan.

7.LOANS RECEIVABLE FOR STOCK
  The Company's loans receivable balance of $235,000 at June 30, 1998 and 1997 is comprised of a loan for $102,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and $133,000 from an Officer of the Company.

  The Plan allows eligible Company employees to participate in ownership of the Company. The $102,000 receivable represents the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal year 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note bears interest at an annual rate of 9.23% and matures May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in fiscal years 1998, 1997 and 1996) or ii) the annual interest payable on the note. Company contributions to the Plan were $9,000 in 1998, 1997 and 1996, representing interest in all three years.

  The $133,000 receivable represents the unpaid balance of a loan made in fiscal year 1994 to an officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan is full-recourse and bears interest at the applicable federal rate determined by the Internal Revenue Service (6.0% at June 30, 1998). The loan is due on demand but no later than October 26, 1998. The Board of Directors of the Company has proposed to authorize an extension of the due date of the loan to October 31, 2001, with all other terms of the loan to remain unchanged.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.COMMITMENTS AND CONTINGENCIES
  LEASES
  At June 30, 1998, the Company maintained leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

  FISCAL YEAR                     Amount
  ---------------------------------------
  1999                            $1,006
  2000                               732
  2001                               566
  2002                               372
  2003                               223
  Thereafter                         223
                                 --------
                                  $3,122
                                 ========

  Net rental expense was $869,000, $783,000 and $822,000 in fiscal years 1998, 1997 and 1996, respectively.

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

  SEVERANCE BENEFIT AGREEMENTS
  The Company has entered into annually-renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount that could be required to be paid under these contracts, if such events occur, aggregated approximately $1,876,000 as of June 30, 1998. (See Note 13 for discussion of termination of one of the severance benefit agreements.)

  EMPLOYMENT AGREEMENTS
  Effective July 1, 1993, the Company entered into five-year employment agreements with two of its executive officers. These agreements are renewable after the initial five-year term on a year-to-year basis unless the Company or the officers give termination notice at least sixty days prior to expiration of the initial or subsequent terms. The agreements provide for base salary plus 1) an annual incentive bonus to be paid in cash based on the achievement of specified returns on equity and growth in share price plus dividends paid for each fiscal year, 2) a long-term incentive bonus, 3) specified benefits upon termination of employment (for reasons other than cause or change in control) which are effective for one year thereafter and 4) a bonus paid for gains on dispositions, if any, of certain subsidiaries and divisions of the Company. (See Note 13 for discussion of amendment of one of the agreements and termination of the other agreement.)

  No annual bonus was paid in fiscal years 1998, 1997 or 1996.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.COMMITMENTS AND CONTINGENCIES (CONTINUED)
  To replace the expired long-term incentive bonus, on August 15, 1996, the Board of Directors approved the issuance of stock options to the two executive officers to purchase 148,500 shares at an exercise price equal to the fair market value of $2.8125 at the grant date. The options become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

  As of June 30, 1998, the maximum amount that could be required to be paid under the termination clause of these agreements was approximately $779,000. (See Note 13 for discussion of new employment agreement.)

  STOCK REPURCHASE PROGRAM
  Under an employee stock repurchase program approved by the Board of Directors, the Company may repurchase its common stock from its employees at the current market value. The Company's Agreement with Silicon limits employee stock repurchases to $125,000 per fiscal year. Under Colorado law enacted in July 1994, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares that have never been issued.

9.SEGMENT INFORMATION
  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  The Company operates in two different segments: Power and Process Business (Power and Process) and Motion Control Business (Motion Control). Management has chosen to organize the Company around these segments based on differences in products and services.

  POWER AND PROCESS BUSINESS
  Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. The power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units (RTUs) for Supervisory Control and Data Acquisition (SCADA) systems.

  The process instrumentation products group manufactures and markets products for the process and power industries including monitoring systems, calibration equipment and process measurement instrumentation. The monitoring systems, called visual anunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants including, chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry. Process measurement instrumentation includes signal conditioning products and transducers used to measure such variables as temperature, voltage, current and power in various industrial applications.

  Hathaway's state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS) has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, the system is being marketed to the power utility industry. The Company expects to team the system with certain other Hathaway products and target the combined product at substation automation and integration applications used in power generation, transmission and distribution facilities.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.SEGMENT INFORMATION (CONTINUED)
  MOTION CONTROL BUSINESS
  Motion Control offers quality, cost-effective products that suit a wide range of applications in the industrial, medical, military and aerospace sectors, as well as in manufacturing of analytical instruments and computer peripherals. The end products using Hathaway technology include special industrial and technical products such as satellite tracking systems, MRI scanners, and high definition printers.

  The group designs, manufactures and markets direct current (DC) brush and brushless motors, related components, and drive and control electronics as well as precision direct-current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors.

  The group also manufactures optical encoders that are used to measure rotational and linear movements of parts as well as fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance.

  The following provides information on the Company's segments (in thousands):

                                                            FOR THE FISCAL YEAR ENDED JUNE 30,
                                                 1998                      1997                      1996
                                       -----------------------   -----------------------   -----------------------
                                         POWER AND    MOTION       POWER AND    MOTION       POWER AND    MOTION
                                          PROCESS     CONTROL       PROCESS     CONTROL       PROCESS     CONTROL
                                       -----------------------   -----------------------   -----------------------
Revenue from external customers            $27,476     $13,841       $27,069     $12,877       $23,337     $12,074
Equity income from investments in              222          --            --          --            --          --
   joint ventures
Income (loss) before income taxes           (4,659)      1,848        (3,402)      1,218        (2,961)      1,933
Identifiable assets                          9,985       3,969        12,320       3,965        11,362       4,890


  The following is a reconciliation of segment information to consolidated information:

                                                 FOR THE FISCAL YEAR ENDED OR
                                                        AS OF JUNE 30,
                                               1998         1997          1996
                                          ---------------------------------------
Segments' loss before income taxes             $(2,811)     $(2,184)      $(1,028)
Corporate activities                               650           (8)         (370)
                                          ---------------------------------------
Consolidated loss before income taxes          $(2,161)     $(2,192)      $(1,398)
                                          =======================================


Segments' identifiable assets                  $13,954      $16,285       $16,252
Corporate assets and eliminations                3,866        4,192         4,873
                                          ---------------------------------------
Consolidated total assets                      $17,820      $20,477       $21,125
                                          =======================================

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.SEGMENT INFORMATION (CONTINUED)
  The Company's wholly-owned foreign subsidiaries have been based in Northern Ireland and Canada and are included in the accompanying consolidated financial statements. The Company closed its Canadian operating facility during fiscal year 1997. Financial information for the foreign subsidiaries is summarized below (in thousands):

                                                    FOR THE FISCAL YEARS ENDED JUNE 30,
                                                     1998        1997            1996
                                                    -----------------------------------
Revenues derived from foreign subsidiaries           $7,197      $7,031        $7,261
Identifiable assets                                   3,723       4,335         4,636


10.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
   Selected Quarterly Financial Data for each of the four quarters in fiscal years 1998 and 1997 is as follows (in thousands, except per share data):

                  1998                       FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
------------------------------------------------------------------------------------------------------------------
Revenues                                             $9,539           $11,137            $ 9,804           $10,837
Operating loss                                         (874)              (79)              (630)             (683)
Net loss                                               (589)             (157)              (690)             (541)
Basic and diluted net loss per share                 $(0.14)          $ (0.04)           $ (0.16)          $ (0.13)

1997                                        First Quarter     Second Quarter     Third Quarter     FOURTH QUARTER
------------------------------------------------------------------------------------------------------------------
Revenues                                             $8,818           $10,368            $ 9,443           $11,317
Operating income (loss)                                (540)             (425)            (1,186)              102
Net income (loss)                                      (375)             (226)              (936)              108
Basic and diluted net income (loss) per              $(0.09)          $ (0.05)           $ (0.22)          $  0.03
 share

11.RESTRUCTURING OF OPERATIONS
   In the first quarter of fiscal 1997, management restructured the power products manufacturing operations to produce operating efficiencies and to better utilize local management talent and expertise. Accordingly, the manufacturing operation located in Littleton, Colorado was consolidated in 1997 into two manufacturing facilities located in Kent, Washington and Belfast, Northern Ireland. The cost of consolidating these manufacturing facilities was not material and was paid in fiscal year 1997.

   The Company recorded a $338,000 restructuring charge in the fourth quarter of fiscal 1996 in connection with the reorganization of its Canadian and U.K. operations. Effective June 30, 1996 the net assets and substantially all operations of Hathaway Instruments Limited (HIL), the Company's subsidiary located in Hoddesdon, England, were transferred to Hathaway Systems, Limited
   (HSL), the Company's Belfast, Northern Ireland subsidiary. In connection with the asset transfer, substantially all operations of HIL were combined with the operations of HSL. In addition, the Company decided to close its Toronto, Canada facility and to combine substantially all of its operations with the operations of Hathaway Process Instrumentation operations, the Carrolton, Texas subsidiary. The initiatives were aimed at reducing costs and enhancing productivity and efficiency. The restructuring provision was primarily comprised of estimated costs for employee severance benefits and fixed asset writeoffs. The payouts related to the restructuring charge were made in fiscal years 1996 and 1997 and the related restructuring accrual was fully utilized.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.INCOME TAX RULING REQUEST
   In June 1998, the Company filed a request for an income tax ruling by the Internal Revenue Service (IRS) with respect to the tax-free treatment of the possible spin-off of its Power and Process Business. The proposed spin-off would separate the Company's Power and Process Business from its Motion Control Business. Prior to the spin-off, the Power and Process Business will be organized under one of Hathaway's subsidiaries, Hathaway Systems Corporation (HSC). If such transaction were to occur, all of the outstanding shares of HSC would be distributed to the Hathaway shareholders, and thereafter, the Power and Process Business would operate as a separate publicly-owned company under the name of Hathaway Corporation and the Motion Control Business would operate as a separate publicly-owned company under the name of Hathaway Motion Control Corporation. The final decision as to whether to proceed with the spin-off will be made by the Company's Board of Directors only after the IRS has ruled on the Company's request and approval is obtained from the Company's lenders and after consideration of other factors at that time. Because management has not committed to such spin-off, the Power and Process Business has not been treated as a discontinued operation.

13.SUBSEQUENT EVENTS
   Effective August 13, 1998, Richard D. Smith was appointed President and CEO of the Company. He succeeded Mr. Prince who retired from his employment with the Company effective August 31, 1998. Mr. Prince will remain as Chairman of the Board of Directors.

   Effective August 31, 1998, Mr. Prince's severance benefit and employment agreements were terminated upon his retirement and acceptance of his resignation. Mr. Smith's severance benefit and employment agreements are being amended and extended. The amended agreement will provide for 1) an annual incentive bonus based on corporate performance, as defined each year by the Board of Directors; 2) a long-term incentive bonus in the form of stock options; 3) specified benefits upon termination of employment (for reasons other than cause or change in control) which are effective for one year thereafter; and 4) a bonus paid on dispositions of divisions or subsidiaries of the Company.

   The Company is in the process of entering into a Consulting Agreement with Mr. Prince effective upon his retirement from employment on August 31, 1998. Under the Agreement, Mr. Prince will be compensated for providing consulting services to the Company primarily on matters involving the Company's Motion Control Business, as well as other matters as requested by the President.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information required by this item is set forth in the sections entitled "Election of Directors" (page 2), "Executive Officer" (page 3) and " Section 16(a) Beneficial Ownership Reporting Compliance" (page 10) in the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Since July 1, 1996, the Company has not entered into any material related party transactions.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
a)  The following documents are filed as part of this Report:
    1. FINANCIAL STATEMENTS
       g)  Consolidated Balance Sheets as of June 30, 1998 and June 30, 1997.
       h) Consolidated Statements of Operations for each of the fiscal years in the three-year period ended June 30, 1998.
       i) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended June 30, 1998.
       j) Consolidated Statements of Stockholders' Investment for each of the fiscal years in the three-year period ended June 30, 1998.
       k)  Notes to Consolidated Financial Statements.
       l)  Report of Independent Public Accountants.

    2. FINANCIAL STATEMENT SCHEDULES
       None.

    3. EXHIBITS


    Exhibit No.                                             Subject                                          Page
    -----------                                             -------                                          ----
                3.1  Restated Articles of Incorporation.                                                       *
                3.2  Amendment to Articles of Incorporation, dated September 24, 1993.                         *
                3.3  By-laws of the Company adopted August 11, 1994.                                           *
                  4  Rights Agreement between Hathaway Corporation and Bank of America National Trust and      *
                     Savings Association, dated June 15, 1989. Incorporated by reference to the Company's
                     1989 Annual Report and Form 10-K for the fiscal year ended June 30, 1989.
               10.1  The 1983 Incentive and Non-Qualified Stock Option Plan dated September 22, 1983.          *
                     Incorporated by reference to the Company's Form S-8 filed May 10, 1984.
               10.2  Severance Agreement dated June 15, 1989 between Hathaway Corporation and Richard D.       *
                     Smith.  Incorporated by reference to Exhibit 10n(ii) to the Company's 1989 annual
                     Report and Form 10-K for the fiscal year ended June 30, 1989.
               10.3  Amendment to the 1983 Incentive and Non-Qualified Stock Option Plan dated January 4,      *
                     1989. Incorporated by reference to the Company's Form S-8 filed October 25, 1990.
               10.4  The 1989 Incentive and Non-Qualified Stock Option Plan dated January 4, 1989.             *
                     Incorporated by reference to the Company's Form S-8 filed October 25, 1990.
               10.5  Joint Venture Agreement between Zibo Kehui Electric Company and Hathaway Instruments      *
                     Limited, for the establishment of Zibo Kehui Electric Company Ltd., dated July 25,
                     1993.  Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the
                     fiscal year ended June 30, 1994.
               10.6  Promissory Note from Richard D. Smith to Hathaway Corporation, dated October 26,          *
                     1993.  Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the
                     fiscal year ended June 30, 1994.

    Exhibit No.                                             Subject                                          Page
    -----------                                             -------                                          ----
               10.7  Joint Venture Contract between Si Fang Protection and Control Company Limited and         *
                     Hathaway Corporation for the establishment of Beijing Hathaway Si Fang Protection and Control Company, Ltd., dated March 2, 1994.  Incorporated by reference to
                     Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 1994.
               10.8  Employment Agreement between Hathaway Corporation and Richard D. Smith, dated July        *
                     1, 1993.  Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1994.
               10.9  Joint Venture Contract between Wuhan Electric Power Instrument Factory, Beijing           *
                     Huadian Electric Power Automation Corporation and Hathaway Corporation for the
                     establishment of Hathaway Power Monitoring Systems Company, Ltd., dated June 12,
                     1995.  Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the
                     fiscal year ended June 30, 1995.
              10.10  Technology License Contract between Wuhan Electric Power Instrument Factory and           *
                     Beijing Huadian Electric Power Automation Corporation on behalf of Hathaway Power
                     Monitoring Systems Company, Ltd. and Hathaway Corporation, dated June 12, 1995.
                     Incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended June 30, 1995.
              10.11  Supplementary Agreement between Wuhan Electric Power Instrument Factory, Beijing          *
                     Huadian Electric Power Automation Corporation and Hathaway Corporation, dated August
                     30, 1995.  Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended June 30, 1995.
              10.12  Management Incentive Bonus Plan for the fiscal year ending June 30, 1996.                 *
                     Incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended June 30, 1995.**
              10.13  Purchase Agreement between Hathaway Corporation and Tate Engineering Services             *
                     Corporation dated October 10, 1996, for the Company's purchase of all the issued and outstanding stock of Tate Integrated Systems, Inc.  Incorporated by reference to the
                     Company's Form 8-K dated October 25, 1996.
              10.14  Joint Venture Agreement between KUB Holdings Bhd. And Tate Integrated Systems, L.P.       *
                     dated March 9, 1995 and Supplement dated June 15, 1995.  Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 1997.
              10.15  License Agreement between Tate Integrated Systems, L.P. and KUB-TIS Controls Sdn.         *
                     Bhd. dated March 9, 1995.  Incorporated by reference to Exhibit 10.24 to the
                     Company's Form 10-K for the fiscal year ended June 30, 1997.
              10.16  Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and              42
                     certain subsidiaries of Hathaway Corporation and Silicon Valley Bank.
              10.17  Schedule to Loan and Security Agreement dated May 7, 1998 between Hathaway                  57
                     Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank.
              10.18  Amendment Number One dated August 1, 1998 to the 1989 Incentive and Non-Qualified           63
                     Stock Option Plan.

    Exhibit No.                                             Subject                                          Page
    -----------                                             -------                                          ----
              10.19  The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998.         65
                 21  List of Subsidiaries                                                                        41
                 22  Definitive Proxy Statement, dated September 17, 1998 for the Registrant's 1998            *
                     Annual Meeting of Shareholders.
                 23  Consent of ARTHUR ANDERSEN LLP.                                                             37
                 27  Financial Data Schedule                                                                     34

       * These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

       ** The Management Incentive Bonus Plans for the fiscal years ending June 30, 1997, 1998 and 1999 are omitted because they are substantially identical in all material respects to the Management Incentive Bonus Plan for the fiscal year ending June 30, 1996 previously filed with the Commission, except for the fiscal years to which they apply.

 (b) Reports on Form 8-K.
       No reports on Form 8-K were filed during the fourth quarter of fiscal
       1998.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated July 31, 1998 (except with respect to the matter discussed in Note 13 to the Consolidated Financial Statements, as to which the date is August 13,
1998) included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (No. 2-73235) of the Hathaway Corporation Amended 1980 Non-Incentive Stock Option Plan dated August 3, 1981, into the Registration Statement on Form S-8 (No. 2-90687) of the 1983 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated May 10, 1984, into the Registration Statement on Form S-8 (No. 3344998) of the 1992 Employee Stock Purchase Plan of Hathaway Corporation dated January 8, 1992, into the Registration Statement on Form S-8 (No. 33-37473) of the 1989 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated October 25, 1990, and into the Registration Statements on Form S-8 (Nos. 3344997 and 333-21337) of the 1991 Incentive and Non-Statutory Stock Option Plan of Hathaway Corporation dated January 8, 1992 and February 7, 1997, respectively.




                                         /s/ Arthur Andersen LLP

                                         ARTHUR ANDERSEN LLP

Denver, Colorado,
September 14, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HATHAWAY CORPORATION


                              By  /s/ Richard D. Smith
                                -----------------------
                              Richard D. Smith
                              President,  Chief Executive Officer and
                              Chief Financial Officer

                              Date:  September 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURES                                    Title                            DATE

/s/ Richard D. Smith                               President, Chief Executive          September 17, 1998
--------------------                               Officer, Chief Financial Officer
Richard D. Smith                                   and Director

/s/ Eugene E. Prince                               Chairman of the Board of Directors  September 17, 1998
--------------------
Eugene E. Prince

/s/ George J. Pilmanis                             Director                            September 17, 1998
----------------------
George J. Pilmanis

/s/ Delwin D. Hock                                 Director                            September 17, 1998
------------------
Delwin D. Hock

/s/ Chester H. Clarridge                           Director                            September 17, 1998
------------------------
Chester H. Clarridge

/s/ Graydon D. Hubbard                             Director                            September 17, 1998
----------------------
Graydon D. Hubbard