Form 10-Q
period 1998-09-30
HATHAWAY CORP
filed 1998-11-13
CIK 46129

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                         ----------------------------

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE   SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                           Commission File Number
 SEPTEMBER 30, 1998                                     0-4041
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



                          YES    X         NO  ______
                               -----


        Number of Shares of the only class of Common Stock outstanding:
                      (4,283,000 as of September 30, 1998)

                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                  September 30, 1998 and June 30, 1998 (Unaudited)............ 1

                 Condensed Consolidated Statements of Operations
                  Three months ended September 30, 1998 and 1997 (Unaudited).. 2

                 Condensed Consolidated Statements of Cash Flows
                  Three months ended September 30, 1998 and 1997 (Unaudited).. 3

                 Notes to Condensed Consolidated Financial Statements
                  (Unaudited)................................................. 4

         Item 2. Management's Discussion and Analysis of Operating
                  Results and Financial Condition............................. 7

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................. 8

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SEPTEMBER 30,            JUNE 30,
                                                                                1998                  1998
-------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                        $ 1,741             $ 3,443
 Restricted cash                                                                      581                 480
 Trade receivables, net                                                             6,193               6,400
 Inventories, net                                                                   3,571               3,649
 Other                                                                              1,747               1,463
-------------------------------------------------------------------------------------------------------------
Total current assets                                                               13,833              15,435
Property and equipment, net                                                         1,789               1,730
Cost in excess of net assets acquired, net                                            504                 374
Other long-term assets                                                                168                 281
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $16,294             $17,820
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Accounts payable                                                                 $ 1,702             $ 2,027
 Accrued and other current liabilities                                              3,034               2,975
 Income taxes payable                                                                 563                 497
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           5,299               5,499
Line of credit                                                                      1,138               1,245
-------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   6,437               6,744
-------------------------------------------------------------------------------------------------------------

Stockholders' Investment:
 Common stock                                                                         100                 100
 Additional paid-in capital                                                         9,954               9,954
 Loans receivable for stock                                                          (235)               (235)
 Retained earnings                                                                  3,534               4,841
 Cumulative translation adjustments                                                   477                 389
 Treasury stock                                                                    (3,973)             (3,973)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                                      9,857              11,076
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                                    $16,294             $17,820
=============================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                   For the three months ended
                                                                                           September 30,
                                                                                     1998                1997
-------------------------------------------------------------------------------------------------------------
Revenues                                                                          $ 9,118             $ 9,539

Operating costs and expenses:
 Cost of products sold                                                              6,214               6,325
 Selling                                                                            1,733               2,090
 General and administrative                                                         1,154               1,024
 Engineering and development                                                        1,123                 913
 Amortization of intangibles                                                           59                  61
-------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                                 10,283              10,413
-------------------------------------------------------------------------------------------------------------
Operating loss                                                                     (1,165)               (874)

Other income (expenses), net:
 Interest and dividend income                                                          36                  61
 Interest expense                                                                     (38)                (42)
 Other income (expenses), net                                                        (135)                  2
-------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                                    (137)                 21
-------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                           (1,302)               (853)
Benefit (provision) for income taxes                                                   (5)                264
-------------------------------------------------------------------------------------------------------------
Net loss                                                                          $(1,307)            $  (589)
=============================================================================================================
                                                                                   $(0.31)             $(0.14)
Basic and diluted net loss per share
=============================================================================================================
Basic and diluted weighted average shares outstanding                               4,283               4,284
=============================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                         For the three months ended September
                                                                                         30,
                                                                               1998                1997
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                          $(1,307)             $ (589)
Adjustments to reconcile net loss to net cash from operating activities:
 Depreciation and amortization                                                        261                 252
 Other                                                                                137                 (40)
 Changes in assets and liabilities, net of effect of purchase of
  Ashurst Logistic Electronics Limited (Note 3):
  (Increase) decrease in -
     Restricted cash                                                                 (101)                 31
     Receivables                                                                      335               1,130
     Inventories                                                                       78                (421)
     Prepaid expenses and other                                                      (290)                178
  Increase (decrease) in -
     Accounts payable                                                                (370)                516
     Accrued liabilities and other                                                     38                (218)
-------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                 (1,219)                839

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                  (250)               (182)
 Dividend from joint venture investment                                               120                  --
 Purchase of Ashurst Logistic Electronics Limited, net of cash                       (258)                 --
  acquired (Note 3)
-------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                   (388)               (182)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on line of credit                                                        (150)                (51)
 Borrowings on line of credit                                                          43                  --
-------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                   (107)                (51)
                                                                                       12                 (16)
-------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               (1,702)                590
Cash and cash equivalents at beginning of year                                      3,443               3,431
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                         $ 1,741              $4,021
=============================================================================================================

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

1.   BASIS OF PREPARATION AND PRESENTATION
     -------------------------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Hathaway Corporation, its wholly-owned subsidiaries and investments in joint ventures (the Company). All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

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

     It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 1998 Annual Report and Form 10-K previously filed by the Company.

2.   INVENTORIES
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                                            SEPTEMBER 30,          JUNE 30,
                                                                                 1998                1998
                                                                     --------------------------------------
Parts and raw materials, net                                                      $2,432             $2,210
Finished goods and work-in process, net                                            1,139              1,439
                                                                     --------------------------------------
                                                                                  $3,571             $3,649
                                                                     ======================================

3.   BUSINESS ACQUISITION
     --------------------

     Effective July 1, 1998, a wholly-owned subsidiary of the Company acquired all the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $294,000 in cash. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. For calendar year ended December 31, 1997, Ashurst reported revenues of $353,000. The acquired company was renamed Emoteq UK Limited.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION


3.   BUSINESS ACQUISITION (CONTINUED)
     --------------------------------

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The preliminary net purchase price allocation is as follows (in thousands):

 Cash                                                         $       36
 Trade receivables, net                                              190
 Prepaid expenses                                                      2
 Property and equipment, net                                          25
 Cost in excess of net assets acquired                               172
 Accounts payable                                                     43
 Accrued liabilities and other                                        88
                                                              ----------
 Net purchase price                                           $      294
                                                              ==========

4.   EARNINGS PER SHARE
     ------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                              FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               1998                1997
                                                      ---------------------------------------
Numerator:
 Net loss                                               $          (1,307)      $        (589)
Denominator:
 Weighted average outstanding shares                                4,283               4,284
Basic and Diluted net loss per share                    $           (0.31)      $       (0.14)
                                                      =======================================

     Options to purchase stock were outstanding during the three months ended September 30,1998 but were not included in the computation of diluted EPS due to their anti-dilutive effect on EPS. These outstanding options are summarized as follows:

                                                             FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              1998               1997
                                                      --------------------------------------
 Weighted average outstanding options                             749,000            709,000
 Weighted average exercise price                                 $   3.16           $   3.45

     At September 30, 1998 outstanding options to purchase 838,000 shares at a weighted average exercise price of $3.02 may have a dilutive effect on future EPS.

5.   SEGMENT INFORMATION
     -------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     The Company operates in two different segments: Power and Process Business (Power and Process) and Motion Control Business (Motion Control). Management has chosen to organize the Company around these segments based on differences in products and services.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION


5.  SEGMENT INFORMATION (CONTINUED)
    -------------------------------

    The following provide information on the Company's segments (in thousands):

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------
                                                        1998                                  1997
                                          -------------------------------       -------------------------------
                                              POWER AND        MOTION               POWER AND        MOTION
                                               PROCESS         CONTROL               PROCESS         CONTROL
                                          -------------------------------       -------------------------------
Revenues from external customers                  $ 6,062          $3,056               $ 6,224          $3,315
Income (loss) before income taxes                  (1,151)            (94)               (1,280)            306

                                              AS OF SEPTEMBER 30, 1998               AS OF JUNE 30, 1998
                                              POWER AND        MOTION              POWER AND       MOTION
                                               PROCESS         CONTROL              PROCESS        CONTROL
                                         --------------------------------      ------------------------------
Identifiable assets                                 $9,870         $4,695               $9,985         $3,969


     The following is a reconciliation of segment information to consolidated information:

                                                             FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               1998                1997
                                                      ---------------------------------------
Segments' loss before income taxes                                $(1,245)            $  (974)
Corporate activities                                                  (57)                121
                                                      ---------------------------------------
Consolidated loss before income taxes                             $(1,302)            $  (853)
                                                      =======================================

                                                                 AS OF                As of
                                                             SEPTEMBER 30,           JUNE 30,
                                                                 1998                  1998

Segments' identifiable assets                                     $14,565             $13,954
Corporate assets and eliminations                                   1,729               3,866
                                                      ---------------------------------------
Consolidated total assets                                         $16,294             $17,820
                                                      =======================================

6.   COMPREHENSIVE LOSS
     ------------------
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     The Company adopted SFAS 130 as of July 1, 1998. In addition to net loss, the cumulative translation adjustment is the only additional item considered as part of the Company's comprehensive loss. Comprehensive loss is computed as follows (in thousands):

                                                                             FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               1998              1997
                                                                       -----------------------------------
Net loss                                                                         $(1,307)            $(589)
Translation adjustment                                                                88               (86)
                                                                       -----------------------------------
Comprehensive loss                                                                (1,219)             (675)
                                                                       ===================================

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

OPERATING RESULTS
-----------------

For the first quarter ended September 30, 1998, the Company recognized a net loss of $1,307,000 or $.31 per share, compared to a net loss of $589,000 or $.14 per share, for the same period last year. Revenues decreased 4% in the first quarter from $9,539,000 last year to $9,118,000 this year.

The increase in the net loss for the quarter ended September 30, 1998 as compared to 1997 resulted from the operating results of the Motion Control segment (Motion Control) declining from a pretax profit of $306,000 for the first quarter of last fiscal year to a pretax loss of $94,000 for the first quarter ended September 30, 1998, partially offset by an improvement in the operating results of the Power and Process segment (Power and Process) from a pretax loss of $1,280,000 last year to a pretax loss of $1,151,000 for the first quarter of the current fiscal year.

The 4% decrease in revenues was due to a 3% decrease in revenues from Power and Process and an 8% decrease in revenues from Motion Control. The decrease in Power and Process revenues was due to a 27% decrease in sales from the process instrumentation products group, offset by an 11% increase in revenues generated by power instrumentation and systems automation products. The decrease in process instrumentation product sales was caused primarily by the delay in the shipment of an order for a new product. The increase in sales of power instrumentation products was due to timing of orders received and shipments.
The decrease in Motion Control revenues was primarily due to decreased orders resulting from the Asian economic crisis and the slow down in the semi-conductor industry. Sales to international customers increased from 31% of total sales in the first fiscal quarter of last year to 36% in the first fiscal quarter of this year. The increase was due to the acquisition of Ashurst Logistic Electronics Limited (Ashurst) of Bournemouth, England on July 1, 1998, as well as increased international sales from Motion Control.

Cost of products sold increased from 66% in the first quarter of fiscal 1998 to 68% in fiscal 1999 primarily because of a decrease in revenues without a proportionate decrease in fixed costs. Selling, general and administrative, and engineering and development expenses decreased slightly from $4,088,000 in the first quarter of last fiscal year to $4,069,000 in the first quarter of this fiscal year.

In the quarter ended September 30, 1998, the Company recognized a $5,000 provision for income taxes compared to a benefit for income taxes of $264,000 recognized last year. The decrease is primarily due to an increase in the valuation allowance for the net deferred tax assets of the Company.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,702,000 during the first quarter of fiscal 1999 to a balance of $1,741,000 at September 30, 1998, compared to $590,000 generated in the first quarter of fiscal 1998. Operating activities used $1,219,000 in the current fiscal year, compared to $839,000 generated in the first quarter of fiscal 1998. The increased use of cash was primarily due to an increased net loss, as well as fluctuations in working capital balances. The Company expects the usage of cash to decrease during the balance of the year in line with the expected improvement in the operating results.

Cash of $388,000 was used by investing activities in the first quarter of fiscal 1999, compared to $182,000 used in investing activities last year. The variance was due to cash used for the purchase of Ashurst, as well as an increase in property and equipment purchases, offset by a dividend received from a joint venture investment during the first quarter of fiscal 1999.

Cash used for financing activities increased from $51,000 in the first quarter of fiscal 1998 to $107,000 in fiscal 1999, due to increased repayments on the line of credit.

The Company's remaining fiscal 1999 working capital, capital expenditure and debt service requirements are expected to be funded from the existing cash balance of $1,741,000 and the $1,002,000 available under the long-term financing agreement. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months.

YEAR 2000 COMPLIANCE
--------------------

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

 PART II.  OTHER INFORMATION
---------  -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

        13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1998 Annual Report to Stockholders.

        27. Financial Data Schedule.
            *This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)     Reports on Form 8-K
        A report on Form 8-K was filed on August 24, 1998 to announce the appointment of Richard D. Smith as President and CEO of the Company. Mr. Smith succeeded Eugene E. Prince who retired from his employment with the Company effective August 31, 1998.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HATHAWAY CORPORATION

DATE:      November 12, 1998       By:   /s/ Richard D. Smith
        -----------------------         ---------------------------------------
                                         President, Chief Executive Officer and
                                         Chief Financial Officer