Form 10-Q
period 1998-12-31
HATHAWAY CORP
filed 1999-02-16
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                          ----------------------------

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                    of the   Securities Exchange Act of 1934



               For the Quarter Ended             Commission File Number
                 December 31, 1998                        0-4041
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


        Number of Shares of the only class of Common Stock outstanding:
                      (4,283,000 as of December 31, 1998)

PART I.   FINANCIAL INFORMATION

                                                                                                        Page No.
                                                                                                        --------
           Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheets
                     December 31, 1998 and June 30, 1998 (Unaudited)..................                     1

                     Condensed Consolidated Statements of Operations
                     Three and six months ended December 31, 1998 and 1997 (Unaudited)                     2

                     Condensed Consolidated Statements of Cash Flows
                     Six months ended December 31, 1998 and 1997 (Unaudited)..........                     3

                     Notes to Condensed Consolidated Financial Statements (Unaudited).                     4

           Item 2.   Management's Discussion and Analysis of Operating
                     Results and Financial Condition..................................                     8

PART II.             OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security Holders..............                    10

           Item 6.   Exhibits and Reports on Form 8-K.................................                    10

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                  December 31,  June 30,
                                                      1998       1998
---------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                      $   1,748    $   3,443
  Restricted cash                                      621          480
  Trade receivables, net                             6,535        6,400
  Inventories, net                                   2,896        3,649
  Other                                              1,439        1,463
---------------------------------------------------------------------------
Total current assets                                13,239       15,435
Property and equipment, net                          1,673        1,730
Cost in excess of net assets acquired, net             477          374
Other long-term assets                                 232          281
---------------------------------------------------------------------------
Total Assets                                     $  15,621    $  17,820
===========================================================================
Liabilities and Stockholders' Investment
Current Liabilities:
  Accounts payable                               $   1,435    $   2,027
  Accrued and other current liabilities              3,563        3,472
---------------------------------------------------------------------------
Total current liabilities                            4,998        5,499
Line of credit                                       1,192        1,245
---------------------------------------------------------------------------
Total Liabilities                                    6,190        6,744
---------------------------------------------------------------------------
Stockholders' Investment:
  Common stock                                         100          100
  Additional paid-in capital                         9,954        9,954
  Loans receivable for stock                          (235)        (235)
  Retained earnings                                  3,188        4,841
  Cumulative translation adjustment                    397          389
  Treasury stock                                    (3,973)      (3,973)
---------------------------------------------------------------------------
Total Stockholders' Investment                       9,431       11,076
---------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment   $  15,621    $  17,820
===========================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          For the three months ended                 For the six months ended
                                                 December 31,                               December 31,
                                            1998                 1997                  1998              1997
-------------------------------------------------------------------------------------------------------------------
Revenues                                   $10,539               $11,137              $19,657          $20,676

Operating costs and expenses:
  Cost of products sold                      6,605                 7,165               12,819           13,490
  Selling                                    1,964                 1,879                3,697            3,969
  General and administrative                 1,113                 1,084                2,267            2,108
  Engineering and development                1,100                 1,001                2,223            1,914
  Amortization of intangibles                   57                    87                  116              148
   and other
-------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses          10,839                11,216               21,122           21,629
-------------------------------------------------------------------------------------------------------------------
Operating loss                                (300)                  (79)              (1,465)            (953)

Other income (expenses), net:
  Interest and dividend income                  17                    55                   53              116
  Interest expense                             (33)                  (44)                 (71)             (86)
  Other income (expenses), net                 (34)                 (124)                (169)            (122)
-------------------------------------------------------------------------------------------------------------------
Total other income (expenses), net             (50)                 (113)                (187)             (92)
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                      (350)                 (192)              (1,652)          (1,045)
Benefit (provision) for income taxes             4                    35                   (1)             299
-------------------------------------------------------------------------------------------------------------------
Net loss                                   $  (346)              $  (157)             $(1,653)         $  (746)
===================================================================================================================
Basic and diluted net loss per share
 (Note 4)                                  $ (0.08)              $ (0.04)             $ (0.39)         $ (0.17)
===================================================================================================================
Basic and diluted weighted average
   shares outstanding                        4,283                 4,284                4,283            4,284
===================================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                      For the six months ended December 31,
                                                       1998                          1997
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                $(1,653)                   $ (746)
Adjustments to reconcile net loss to
 net cash from operating activities:
   Depreciation and amortization                            470                       414
   Other                                                     82                        51
   Changes in assets and liabilities, net
    of effect of purchase of Ashurst
    Logistic Electronics Limited (Note 3):
      (Increase) decrease in -
        Restricted cash                                    (141)                       76
        Receivables                                         (16)                     (313)
        Inventories                                         753                       815
        Prepaid expenses and other                          (46)                      521
      Increase (decrease) in -
        Accounts payable                                   (635)                     (278)
        Accrued liabilities and other                         4                       118
-----------------------------------------------------------------------------------------------
Net cash from operating activities                       (1,182)                      658

Cash Flows From Investing Activities:
   Purchase of property and equipment, net                 (297)                     (289)
   Dividend from joint venture investment                   121                        --
   Purchase of interest in Ashurst Logistic Electronics
     Limited, net of cash acquired (Note 3)                (281)                       --
-----------------------------------------------------------------------------------------------
Net cash from investing activities                         (457)                     (289)

Cash Flows from Financing Activities:
   Repayments on line of credit                            (150)                     (109)
   Borrowings on line of credit                              97                        --
   Purchase of treasury stock                                --                        (2)
-----------------------------------------------------------------------------------------------
Net cash from financing activities                          (53)                     (111)

Effect of foreign exchange rate changes on cash              (3)                       (3)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (1,695)                      255
Cash and cash equivalents at beginning of year            3,443                     3,431
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                $ 1,748                    $3,686
===============================================================================================

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1    Basis of Preparation and Presentation
     -------------------------------------
     The accompanying unaudited condensed consolidated financial statements include the accounts of Hathaway Corporation, its wholly-owned subsidiaries and investments in joint ventures (the Company). All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

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

2.   Inventories
     -----------
     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                         December 31, June 30,
                                            1998        1998
                                         ----------------------
Parts and raw materials, net                $2,030     $2,210
Finished goods and work-in process, net        866      1,439
                                         ----------------------
                                            $2,896     $3,649
                                         ======================

3.   Business Acquisition
     --------------------
     Effective July 1, 1998, a wholly-owned subsidiary of the Company acquired all the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $317,000 in cash. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited.

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




3.   Business Acquisition (Continued)
     --------------------------------
     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The preliminary net purchase price allocation is as follows (in thousands):

     Cash                                     $  36
     Trade receivables, net                     190
     Prepaid expenses                             2
     Property and equipment, net                 25
     Cost in excess of net assets acquired      195
     Accounts payable                         (  43)
     Accrued liabilities and other            (  88)
                                            ---------
     Net purchase price                       $ 317
                                            ---------
4.   Earnings Per Share
     ------------------
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                    For the three months ended December 31,          For the six months ended December 31,
                                          1998                 1997                  1998                            1997
                                    ----------------------------------------------------------------------------------------
Numerator:                               $ (346)              $ (157)              $(1,653)                         $ (746)
 Net loss
Denominator:
 Weighted average outstanding shares      4,283                4,284                 4,283                           4,284
                                    ----------------------------------------------------------------------------------------
Basic and Diluted net loss per share     $(0.08)              $(0.04)              $ (0.39)                         $(0.17)

     At December 31, 1998 and 1997, stock options totaling 839,704 and 708,704, respectively, were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

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

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




5.  Segment Information (Continued)
    ---------------------------------
    The following tables provide information on the Company's segments (in thousands):

                                           For the three months ended                            For the six months ended
                                                 December 31,                                          December 31,
                                        1998                        1997                     1998                       1997
                               -----------------------------------------------------------------------------------------------------

                               Power and     Motion        Power and    Motion      Power and    Motion         Power and    Motion
                                Process      Control       Process      Control     Process      Control        Process      Control

                               -----------------------------------------------------------------------------------------------------

Revenues from external           $7,481       $3,058         $7,473       $3,664     $13,543      $6,114         $13,697      $6,979

 customers
Income (loss) before               (440)          70           (681)         668      (1,591)        (24)         (1,961)        974

 income taxes

                                                As of December 31, 1998                                  As of June 30, 1998
                                              Power and          Motion                                 Power and       Motion
                                               Process           Control                                Process         Control
                                              --------------------------                                ------------------------
Identifiable assets                           $   9,528      $    4,321                                 $    9,985     $ 3,969

     The following is a reconciliation of segment information to consolidated information:

                                       For the three months ended December 31,   For the six months ended December 31,
                                          1998                      1997            1998                       1997
                                       --------------------------------------------------------------------------------
Segments' loss before
 income taxes                             $  (370)                 $  (13)           $  (1,615)               $  (987)
Corporate activities                           20                    (179)                 (37)                   (58)
                                       --------------------------------------------------------------------------------
Consolidated loss before
 income taxes                             $  (350)                 $ (192)           $ (1,652)                $(1,045)
                                       --------------------------------------------------------------------------------

                                                                            As of                           As of
                                                                      December 31, 1998                 June 30, 1998
                                                                      -----------------------------------------------
Segments' identifiable assets                                            $13,849                           $13,954
Corporate assets and eliminations                                          1,772                             3,866
                                                                      -----------------------------------------------
Consolidated total assets                                                $15,621                           $17,820
                                                                      -----------------------------------------------

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Comprehensive loss is computed as follows (in thousands):

                                    For the three months ended December 31,   For the six months ended December 31,
                                            1998           1997                    1998                   1997
                                    -------------------------------------------------------------------------------
Net loss                                $(346)               $(157)               $(1,653)               $(746)
Translation adjustment                    (80)                 116                      8                   30
                                    -------------------------------------------------------------------------------
Comprehensive loss                      $(426)               $ (41)               $(1,645)               $(716)
                                    -------------------------------------------------------------------------------

7.   Income Tax Ruling Request
     -------------------------
     In June 1998, the Company filed a request for an income tax ruling by the Internal Revenue Service (IRS) with respect to the tax-free treatment of the possible spinoff of its Power, Systems and Process Business. The proposed spinoff would separate the Company's Power, Systems and Process Business from its Motion Control Business. Prior to the spinoff, the Power, Systems and Process Business will be organized under one of Hathaway's subsidiaries, Hathaway Systems Corporation (HSC). If such transaction were to occur, all of the outstanding shares of HSC would be distributed to the Hathaway shareholders, and thereafter, the Power, Systems and Process Business would operate as a separate publicly-owned company under the name of Hathaway Corporation and the Motion Control Business would operate as a separate publicly-owned company under the name of Hathaway Motion Control Corporation.

     In December 1998, the IRS issued a favorable ruling on the proposed transaction. The primary purpose for the spinoff would be to obtain additional bank financing. The final decision as to whether to proceed with the spinoff will be made by the Company's Board of Directors only after approval is obtained from the Company's lenders and after consideration of other factors at that time. Because management has not committed to such spinoff, the Power, Systems and Process Business has not been treated as a discontinued operation.

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

Operating Results
-----------------
For the second quarter ended December 31, 1998, the Company recognized a net loss of $346,000, or $.08 per share, compared to a net loss of $157,000, or $.04 per share, for the same period last year. Revenues decreased 5% in the second quarter from $11,137,000 last year to $10,539,000 this year.

The Company recognized a net loss of $1,653,000, or $.39 per share, for the six months ended December 31, 1998, compared to a net loss of $746,000, or $.17 per share, for the six months ended December 31, 1997. Revenues for the first six months decreased by 5% from $20,676,000 in fiscal 1998 to $19,657,000 in fiscal 1999.

The 5% decrease in revenues in both the second quarter and the first six months were due to a 17% and 12% decrease, respectively, in revenues from the Company's motion control products. These decreases in revenues were caused by decreased orders resulting from the Asian economic crisis and the slow down in the semiconductor industry. Revenues from the Company's power and process instrumentation products remained relatively consistent between the current and prior periods.

Sales to international customers decreased slightly from $3,547,000 in the second quarter of the prior year, to $3,367,000 in the second quarter of the current year. In the first six months, sales to international customers increased from $6,527,000 in fiscal year 1998 to $6,606,000 in fiscal year 1999. Foreign sales represented 32% of total sales in both the quarters ended December 31, 1998 and 1997, and 34% and 32% of total sales in the six months ended December 31, 1998 and 1997, respectively.

Cost of products sold as a percentage of revenues decreased from 64% in the second quarter of fiscal year 1998 to 63% in the second quarter of the current year. Cost of products sold as a percentage of revenues remained consistent at 65% for the six months ended December 31, 1998 and 1997. Fluctuations in the cost of products sold as a percentage of revenues were due to changes in the mix of products sold, price changes implemented in response to market conditions, and other factors.

Selling, general and administrative, and engineering and development expenses increased 5% in the second quarter and 2% in the first six months, as compared to the same periods last year. The increases were due to increased efforts in the development and sale of new products for the deregulated power industry.

For the six months ended December 31, 1998, the Company recognized a $1,000 provision for income taxes compared to a benefit for income taxes of $299,000 recognized last year. The decrease is primarily due to an increase in the valuation allowance for the net deferred tax assets of the Company.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,695,000 during the first six months of fiscal 1999 to a balance of $1,748,000 at December 31, 1998, compared to $255,000 provided in the first six months of fiscal 1998. In the first six months of fiscal 1999, $1,182,000 was used for operating activities, compared to $658,000 provided by operations for the same period last fiscal year.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION


Cash of $457,000 was used by investing activities in the first six months of fiscal 1999, compared to $289,000 used by investing activities last year. The variance was primarily due to cash used in fiscal 1999 for the purchase of Ashurst Logistic Electronics Limited, offset by a dividend of $121,000 received from a joint venture investment during the first quarter of fiscal 1999. Financing activities used $53,000 in the first six months of fiscal 1999 compared to $111,000 used in fiscal 1998.

The Company's remaining fiscal 1999 working capital, capital expenditure and debt service requirements are expected to be funded from the existing cash balance of $1,748,000 and the $1,808,000 available under the long-term financing agreement. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months.


Year 2000 Compliance

Some computers and computer-based systems use only the last two digits to identify a year in the date field and cannot distinguish the year 2000 from the year 1900. The Company recognizes that the Year 2000 poses a challenge to the proper functioning of computer systems included in its products, software systems used in its business and items purchased from its suppliers. The Company has adopted a "Y2K Readiness Program" and is taking what it believes to be appropriate steps necessary in preparation for Year 2000 issues.

The Company is completing an assessment of its products to determine which products will be affected by Year 2000 issues. Test procedures have been modeled from the public document titled "Year 2000 Test Procedures", published by General Motors Corporation, and include a step by step method of date verification using each interface to the product. Modifications and updates are being made as needed. Testing of most products is completed or under way. With the possible exception of some of the older RTU protocol software, testing of all of the Company's current products will be complete before December 31, 1999. Some of the Company's older products that are no longer sold will not be tested for compliance. The Company will indicate on its Web site which products will not be tested.

The Company is also assessing internal systems, processes and facilities for Year 2000 compliance. The expected completion date to have all significant internal systems, processes and facilities compliant is June 30, 1999. The Company assessment of its suppliers', service providers' and contractors' Year 2000 compliance is also ongoing and is expected to be completed by June 30, 1999. Alternative sources will be pursued for any non-compliant sources. Additionally, alternative sources will be identified and qualified for all compliant sources so that a secondary supplier will be available in the event that disruption in supply occurs from the primary supplier.

The Company currently believes it will be able to modify or offer alternative products as well as modify or replace its affected systems in time to minimize any detrimental effects on customer relationships or operations. Therefore, the Company does not anticipate that the overall costs of adaptation of its products and systems will be material to the Company's business, operations or financial condition. However, the Company will continue to review on an ongoing basis whether it needs to further address any anticipated costs, problems and uncertainties associated with Year 2000 consequences.

                             HATHAWAY CORPORATION

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its annual stockholders' meeting on October 23, 1998. The stockholders elected E.E. Prince, R.D. Smith, C.H. Clarridge, D.D. Hock, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. In addition, the shareholders voted for the approval of indemnification agreements with directors. The vote tabulation was as follows:


          1) Election of Directors
                                                    Number of Votes
                                                                  Witheld or          Total Shares           % of Shares
Nominee                                        For                 Against            Outstanding            Voting For
---------------------------------------------------------------------------------------------------------------------------
E.E. Prince                                 2,972,385              865,002             4,283,463                 69%
R.D. Smith                                  3,013,861              823,526             4,283,463                 70%
C.H. Clarridge                              3,023,708              813,679             4,283,463                 71%
D.D. Hock                                   3,014,243              823,144             4,283,463                 70%
G.D. Hubbard                                3,014,235              823,152             4,283,463                 70%
G.J. Pilmanis                               2,974,480              862,907             4,283,463                 69%

          2) Approval of Indemnification Agreements with Directors
                                                                      Total Votes                                  Broker
                                    For           Against               Counted             Abstaining            Non-votes
---------------------------------------------------------------------------------------------------------------------------
Number of votes                   2,914,683       870,225              3,784,908              52,479                    0
% of votes counted                   77%            23%                   100%

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1998 Annual Report to Stockholders.

          27. Financial Data Schedule.
              * This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.


(b)       Reports on Form 8-K
          There were no reports on Form 8-K filed in the three months ended December 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HATHAWAY CORPORATION

DATE:       February 11, 1999                 By:   /s/ Richard D. Smith
            ------------------------------          --------------------
                                                    President, Chief Executive
                                                    Officer and Chief Financial
                                                    Officer