Form 10-Q
period 1999-03-31
HATHAWAY CORP
filed 1999-05-17
CIK 46129

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                             ____________________

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER
MARCH 31, 1999                                              0-4041
   (UNAUDITED)

                             ____________________

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

                          YES   X      NO  ___
                               ---

        Number of Shares of the only class of Common Stock outstanding:
                       (4,283,000 as of March 31, 1999)

                             HATHAWAY CORPORATION
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
                March 31, 1999 and June 30, 1998 (Unaudited)..............    1

               Condensed Consolidated Statements of Operations
                Three and nine months ended March 31, 1999 and
                1998 (Unaudited)..........................................    2

               Condensed Consolidated Statements of Cash Flows
                Nine months ended March 31, 1999 and 1998 (Unaudited).....    3

               Notes to Condensed Consolidated Financial Statements
                (Unaudited)...............................................    4

     Item 2.   Management's Discussion and Analysis of Operating
                Results and Financial Condition...........................    8

PART II. OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K.................   11

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      MARCH 31,         JUNE 30,
                                                                        1999              1998
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                            $   1,155         $   3,443
 Restricted cash                                                            635               480
 Trade receivables, net                                                   7,561             6,400
 Inventories, net                                                         3,782             3,649
 Other                                                                    1,454             1,463
-----------------------------------------------------------------------------------------------------
Total current assets                                                     14,587            15,435
Property and equipment, net                                               1,750             1,730
Cost in excess of net assets acquired, net                                  425               374
Other long-term assets                                                      172               281
-----------------------------------------------------------------------------------------------------
Total Assets                                                          $  16,934         $  17,820
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Accounts payable                                                     $   2,537         $   2,027
 Accrued and other current liabilities                                    4,226             3,472
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                 6,763             5,499
Line of credit                                                            1,234             1,245
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                         7,997             6,744
-----------------------------------------------------------------------------------------------------
Stockholders' Investment:
 Common stock                                                               100               100
 Additional paid-in capital                                               9,954             9,954
 Loans receivable for stock                                                (235)             (235)
 Retained earnings                                                        2,809             4,841
 Cumulative translation adjustment                                          282               389
 Treasury stock                                                          (3,973)           (3,973)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                            8,937            11,076
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                        $  16,934         $  17,820
=====================================================================================================

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                   MARCH 31,                      MARCH 31,
                                              1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------
Revenues                                    $  10,550      $   9,804      $  30,207      $  30,480

Operating costs and expenses:
 Cost of products sold                          6,909          6,245         19,728         19,701
 Selling                                        1,731          1,911          5,428          5,955
 General and administrative                     1,126          1,043          3,393          3,076
 Engineering and development                    1,110          1,146          3,333          3,094
 Amortization of intangibles and other             59             89            175            237
-----------------------------------------------------------------------------------------------------
Total operating costs and expenses             10,935         10,434         32,057         32,063
-----------------------------------------------------------------------------------------------------
Operating loss                                   (385)          (630)        (1,850)        (1,583)

Other income (expenses), net:
 Interest and dividend income                      33             39             86            155
 Interest expense                                 (28)           (38)           (99)          (124)
 Other income (expenses), net                      (4)           (61)          (173)          (183)
-----------------------------------------------------------------------------------------------------
Total other income (expenses), net                  1            (60)          (186)          (152)
-----------------------------------------------------------------------------------------------------
Loss before income taxes                         (384)          (690)        (2,036)        (1,735)
Benefit (provision) for income taxes                5             --              4            299
-----------------------------------------------------------------------------------------------------
Net loss                                    $    (379)     $    (690)     $  (2,032)     $  (1,436)
=====================================================================================================
Basic and diluted net loss per share
 (Note 4)                                   $   (0.09)     $   (0.16)     $   (0.47)     $   (0.33)
=====================================================================================================
Basic and diluted weighted average
   shares outstanding                           4,284          4,284          4,284          4,283
=====================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           1999                1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $(2,032)            $(1,436)
Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization                                                               725                 694
  Other                                                                                         2                 101
  Changes in assets and liabilities, net of effect in 1999 of purchase of
    Ashurst Logistic Electronics Limited (Note 3):
    (Increase) decrease in -
       Restricted cash                                                                       (155)               (227)
       Receivables                                                                         (1,033)               (130)
       Inventories                                                                           (133)                454
       Prepaid expenses and other                                                              (1)                575
    Increase (decrease) in -
       Accounts payable                                                                       468                 495
       Accrued liabilities and other                                                          672                 194
--------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                         (1,487)                720

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                                  (616)               (514)
    Dividend from joint venture investment                                                    121                  --
    Purchase of interest in Ashurst Logistic Electronics Limited, net of cash
       acquired (Note 3)                                                                     (281)                 --
--------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                           (776)               (514)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments on line of credit                                                             (150)               (562)
    Borrowings on line of credit                                                              139                  --
    Purchase of treasury stock                                                                 --                  (2)
--------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                            (11)               (564)

Effect of foreign exchange rate changes on cash                                               (14)                  2
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (2,288)               (356)
Cash and cash equivalents at beginning of year                                              3,443               3,431
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                     $ 1,155             $ 3,075
==========================================================================================================================

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

2.   INVENTORIES
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                 MARCH 31,           JUNE 30,
                                                   1999                1998
                                            ------------------------------------
Parts and raw materials, net                 $    2,466           $   2,210
Finished goods and work-in process, net           1,316               1,439
                                            ------------------------------------
                                             $    3,782           $   3,649
                                            ====================================

3.   BUSINESS ACQUISITION
     --------------------

     Effective July 1, 1998, Emoteq Corporation, a wholly-owned subsidiary of the Company, acquired all the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $317,000 in cash. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited.

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   BUSINESS ACQUISITION (CONTINUED)
     --------------------------------

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The preliminary net purchase price allocation, which is subject to adjustment, is as follows (in thousands):


Cash                                                     $        36
Trade receivables, net                                           190
Prepaid expenses                                                   2
Property and equipment, net                                       25
Cost in excess of net assets acquired                            195
Accounts payable                                               (  43)
Accrued liabilities and other                                  (  88)
                                                     ------------------
Net purchase price                                       $       317
                                                     ==================

4.   EARNINGS PER SHARE
     --------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                        FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                               MARCH 31,                                MARCH 31,
                                                        1999              1998                   1999              1998
                                                  ----------------------------------------------------------------------------
Numerator:
  Net loss                                         $     (379)       $      (690)           $   (2,032)       $    (1,436)
Denominator:
  Weighted average outstanding shares                   4,284              4,284                 4,284              4,283
                                                  ----------------------------------------------------------------------------
Basic and Diluted net loss per share               $    (0.09)       $     (0.16)           $    (0.47)       $     (0.33)

     At March 31, 1999 and 1998, stock options totaling 832,204 and 702,704, respectively, were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

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

     The Company operates in two different segments: Power and Process Business (Power and Process) and Motion Control Business (Motion Control). Management has chosen to organize the Company around these segments based on differences in markets, products and services.

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  SEGMENT INFORMATION (CONTINUED)
    ---------------------------------
The following tables provide information on the Company's segments (in thousands):

                                          FOR THE THREE MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                                                   MARCH 31,                                         MARCH 31,
                                        1999                       1998                       1999                     1998
                                ----------------------------------------------------------------------------------------------------
                                  POWER                      POWER                     POWER                     POWER
                                   AND        MOTION          AND       MOTION          AND        MOTION         AND       MOTION
                                 PROCESS      CONTROL       PROCESS     CONTROL       PROCESS      CONTROL      PROCESS     CONTROL
                                ----------------------------------------------------------------------------------------------------
Revenues from external
 customers                       $  7,349     $ 3,201       $ 6,471     $ 3,333       $20,892     $ 9,315       $20,168     $10,312
Income (loss) before income
 taxes                               (521)        134        (1,333)        413        (2,112)        110        (3,294)      1,387

                                               AS OF MARCH 31, 1999                 AS OF JUNE 30, 1998
                                              POWER AND        MOTION              POWER AND       MOTION
                                               PROCESS         CONTROL              PROCESS        CONTROL
                                            ---------------------------------------------------------------
Identifiable assets                            $ 10,611        $ 4,771              $ 9,985        $ 3,969


The following is a reconciliation of segment information to consolidated information:

                                                  FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                           MARCH 31,                              MARCH 31,
                                                   1999              1998                   1999                 1998
                                            -----------------------------------------------------------------------------------
Segments' loss before income taxes                 $ (387)         $ (920)               $ (2,002)             $ (1,907)
Corporate activities                                    3             230                     (34)                  172
                                            -----------------------------------------------------------------------------------
Consolidated loss before income taxes              $ (384)         $ (690)               $ (2,036)             $ (1,735)
                                            ===================================================================================

                                                                 AS OF             AS OF
                                                               MARCH 31,          JUNE 30,
                                                                 1999               1998
                                                    -------------------------------------------
Segments' identifiable assets                                  $ 15,382           $ 13,954
Corporate assets and eliminations                                 1,552              3,866
                                                    -------------------------------------------
Consolidated total assets                                      $ 16,934           $ 17,820
                                                    ===========================================

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

     Comprehensive loss is computed as follows (in thousands):

                                       FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                               MARCH 31,                          MARCH 31,
                                           1999          1998                1999           1998
                                    -----------------------------------------------------------------------
Net loss                                 $   (379)     $   (690)          $  (2,032)      $ (1,436)
Translation adjustment                       (115)           (1)               (107)            29
                                    -----------------------------------------------------------------------
Comprehensive loss                       $   (494)     $   (691)          $  (2,139)      $ (1,407)
                                    =======================================================================


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

     In December 1998, the IRS issued a favorable ruling on the proposed transaction. The primary purpose for the spinoff would be to obtain additional bank financing. The final decision as to whether to proceed with the spinoff will be made by the Company's Board of Directors only after approval is obtained from the Company's lenders and after consideration of all relevantother factors at that time. Because management has not committed to such spinoff, the Power and Process Business has not been treated as a discontinued operation.

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

OPERATING RESULTS
-----------------
For the third quarter ended March 31, 1999, the Company recognized a net loss of $379,000, or $.09 per share, compared to a net loss of $690,000, or $.16 per share, for the same period last year. Revenues increased 78% in the third quarter from $9,804,000 last year to $10,550,000 this year.

The Company recognized a net loss of $2,032,000, or $.47 per share, for the nine months ended March 31, 1999, compared to a net loss of $1,436,000, or $.33 per share, for the nine months ended March 31, 1998. Revenues for the first nine months decreased by less than 1% from $30,480,000 in fiscal 1998 to $30,207,000 in fiscal 1999.

The 8% increase in revenues in the third quarter and the small decrease in the first nine months were due to 14% and 4% increases, respectively, in the Company's revenues from power and process products offset by 4% and 10% decreases, respectively, in revenues from the Company's motion control products. The increases in power and process revenues were primarily due to increases in systems automation business and revenues from new products. The decreases in motion control revenues were primarily due to decreased orders resulting from the Asian economic crisis and the slow down in the semiconductor industry.

Sales to international customers decreased from $3,719,000 in the third quarter of the prior year, to $2,960,000 in the third quarter of the current year. In the first nine months, sales to international customers decreased from $10,246,000 in fiscal year 1998 to $9,566,000 in fiscal year 1999. Foreign sales represented 28% of total sales in the third quarter ended March 31, 1999 and 38% of total sales in the third quarter ended March 31, 1998, and 32% and 34% of total sales in the nine months ended March 31, 1999 and 1998, respectively.

Cost of products sold as a percentage of revenues remained reasonably consistent with the prior year, increasing from 64% in the third quarter of fiscal year 1998 to 65% in the third quarter of the current year, and remaining at 65% for the nine months ended March 31, 1999 and 1998.

Selling, general and administrative, and engineering and development expenses decreased 3% in the third quarter and less than 1% in the first nine months, as compared to the same periods last year.

For the nine months ended March 31, 1999, the Company recognized a 4,000 benefit for income taxes compared to a benefit for income taxes of $299,000 recognized last year. The decrease is primarily due to an increase in the valuation allowance for the net deferred tax assets of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $2,288,000 during the first nine months of fiscal 1999 to a balance of $1,155,000 at March 31, 1999, compared to $356,000 used in the first nine months of fiscal 1998. In the first nine months of fiscal 1999, $1,487,000 was used for operating activities, compared to $720,000 generated by operations for the same period last fiscal year.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

Cash of $776,000 was used by investing activities in the first nine months of fiscal 1999, compared to $514,000 used by investing activities last year. The increase in cash used was primarily due to cash used in fiscal 1999 for the purchases of Ashurst Logistic Electronics Limited and additional property and equipment, offset by a dividend of $121,000 received from a joint venture investment during the first quarter of fiscal 1999. Financing activities used $11,000 in the first nine months of fiscal 1999 compared to $564,000 used in fiscal 1998. The decrease in cash used for financing activities was primarily due to a decrease in repayments of the bank line- of- credit.

The Company believes that its existing cash balance of $1,155,000 and the amount available under its long-term financing agreement (Agreement) are sufficient to fund operations and working capital needs for at least the next twelve months. The Agreement with Silicon Valley Bank (Silicon) is a line-of-credit that allows for borrowing up to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of March 31, 1999, the Company could borrow an additional $1,619,000, up to the $2,853,000 Maximum Credit Limit. The Agreement matures on May 7, 2000 and will automatically be extended for successive additional terms of one year each unless written notice is given at least sixty days prior to any annual renewal date. The Agreement may be terminated by Silicon if the Company fails to maintain compliance with certain covenants related to tangible net worth. In addition, certain occurrences as defined in the Agreement, including a material adverse change in the Company's business, constitute an "Event of Default" in which Silicon may cease making loans, declare all or any part of the outstanding balance due and payable or take possession of any collateral securing the line-of-credit. As of May 13, 1999, the Company was in compliance with the covenants and was not aware of the occurrence of any "Event of Default".

Recently, the Company has introduced new products, is developing additional new products and has been awarded a significant contract, all of which are enabling the Power and Process Business to show improved results. In addition, the Company has started to see a recovery in its Motion Control Business as operating results have improved each quarter from the previous quarter during fiscal 1999. The Company believes it is making progress towards its objective of returning to growth and profitability.




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

The Company is completing an assessment of its products to determine which products will be affected by Year 2000 issues. Test procedures have been modeled from the public document titled "Year 2000 Test Procedures", published by General Motors Corporation, and include a step by step method of date verification using each interface to the product. Modifications and updates are being made as needed. Testing of most products is completed or under way. Modifications and updates are being made as needed for products that are not Y2K compliant. With the possible exception of some of the older RTU protocol software, testing of all of the Company's current products will be complete before December 31, 1999. Some of the Company's older products that are no longer sold will not be tested for compliance. The Company will indicate on its Web site which products will not be tested.

The Company is also assessing internal systems, processes and facilities for Year 2000 compliance. The expected completion date to have all significant internal systems, processes and facilities compliant is June 30, 1999. The Company's assessment of its suppliers', service providers' and contractors' Year 2000 compliance is also ongoing and is expected to be completed by June 30, 1999. Alternative sources will be pursued for any non-compliant sources. Additionally, alternative sources will be identified and qualified for all compliant sources so that a secondary supplier will be available in the event that disruption in supply occurs from the primary supplier.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

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

                             HATHAWAY CORPORATION


PART II.  OTHER INFORMATION
--------  -----------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1998 Annual Report to Stockholders.

          27   Financial Data Schedule.
               * This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)       Reports on Form 8-K
          There were no reports on Form 8-K filed in the three months ended March 31, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HATHAWAY CORPORATION

DATE:   May 13, 1999            By:   /s/ Richard D. Smith
       --------------               ----------------------------------
                                    President, Chief Executive Officer
                                    and Chief Financial Officer