Form 10-K
period 1999-07-30
HATHAWAY CORP
filed 1999-09-23
CIK 46129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ________________.

                        Commission file number: 0-4041

                             HATHAWAY CORPORATION
            (Exact name of registrant as specified in its charter)

                            Colorado                                            84-0518115
 (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                8228 Park Meadows Drive
                  Littleton, Colorado                                               80124
       (Address of principal executive offices)                                   (Zip Code)

                     Registrant's telephone number, including area code: (303) 799-8200

                       Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

                              ___________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 9, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $6,368,000.

                              ___________________

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement dated September 23, 1999 are incorporated by reference in Part III of this Report.

                              ___________________

                               Table of Contents

Part I.                                                                                     Page
Item 1.      Business..................................................................     1

Item 2.      Properties................................................................     4

Item 3.      Legal Proceedings.........................................................     4

Item 4.      Submission of Matters to a Vote of Security Holders.......................     4

Part II.

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....     4

Item 6.      Selected Financial Data...................................................     5

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................     6

Item 8.      Financial Statements and Supplementary Data...............................    12

             Report of Independent Public Accountants..................................    13

Item 9.      Disagreements on Accounting and Financial Disclosure......................    33

Part III.

Item 10.     Directors and Executive Officers of the Registrant........................    33

Item 11.     Executive Compensation....................................................    33

Item 12.     Security Ownership of Certain Beneficial Owners and Management............    33

Item 13.     Certain Relationships and Related Transactions............................    33

Part IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    34

             Signatures................................................................    37

             Financial Statement Schedule..............................................    38


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

  Power and Process Business

  Power Instrumentation

  Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. With manufacturing facilities in Seattle and Belfast, Northern Ireland, and sales and engineering functions in Seattle, Belfast and Denver, the power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for Supervisory Control and Data Acquisition (SCADA) systems.

  The Company also has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company (Si Fang), and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). The Company holds a 25% interest in Kehui, a 23% interest in Si Fang and a 40% interest in HPMS. Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments in China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China. The Company will sell these products outside of China. HPMS manufactures and sells, under a license from the Company, instrumentation products designed by the Company, to electric power companies in China.

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

  TIS has operated under the ownership of Hathaway Industrial Automation (HIA), a newly formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located near Baltimore, Maryland and is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company has been successful at teaming the HIA system with certain existing Hathaway products and targeting the combined product at substation automation and integration applications used in power transmission and distribution facilities.

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

  The motion control group is organized into one division and two subsidiaries, respectively, of Hathaway Motion Control Corporation, a wholly-owned subsidiary of the Company: Motors and Instruments Division (MI - Tulsa), Emoteq Corporation (Emoteq - Tulsa) and Computer Optical Products, Inc. (COPI-Chatsworth, CA).

  Effective July 1, 1998, Emoteq Corporation acquired all of the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $317,000. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited.

  The MI division manufactures precision direct-current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general-purpose instrumentation products.

  Emoteq designs, manufactures and markets direct current brushless motors, related components, and drive and control electronics. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. A new motion technology center was established in Evergreen, Colorado in fiscal year 1998 to develop more automated methods of manufacturing and advance the state of Emoteq's core technology base.

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

  Sales to Large Customers

  During fiscal 1999, 1998 and 1997 no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

  Sales Backlog

  The Company's backlog at June 30, 1999 consisted of sales orders totaling approximately $18,260,000. The Company expects to ship goods filling $16,128,000 of those purchase orders within fiscal 2000. This compares to a backlog of $13,892,000 at June 30, 1998, of which $13,712,000 was scheduled for shipment in fiscal 1999.

  Government Sales

  Approximately $302,000 of the Company's backlog as of June 30, 1999 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

  Engineering and Development Activities

  The Company's expenditures on engineering and development were $4,466,000 in fiscal 1999, $4,411,000 in fiscal 1998 and $3,646,000 in fiscal 1997. Of these expenditures, no material amounts were charged directly to customers.

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

  As of the end of fiscal 1999, the Company had approximately 353 full-time employees.


Item  2.  Properties.

The Company leases its administrative offices and manufacturing facilities as follows:

                                                                                                Approximate
                 Description / Use                                  Location                   square footage
-------------------------------------------------------------------------------------------------------------------
Corporate headquarters and sales and engineering               Littleton, Colorado
 offices                                                                                            14,000
Engineering and development facility                           Evergreen, Colorado                   3,000
Office and manufacturing facility                               Carrolton, Texas                    29,000
Office and manufacturing facility                               Kent, Washington                    21,000
Engineering, development and administrative office            Hunt Valley, Maryland                 14,000
Office and manufacturing facility                                Tulsa, Oklahoma                    13,000
Office and manufacturing facility                            Chatsworth, California                 13,000
Office and manufacturing facility                                Tulsa, Oklahoma                    10,000
Office facility                                                Hoddesdon, England                    3,000
Office and manufacturing facility                           Belfast, Northern Ireland               17,000
Office and manufacturing facility                             Bournemouth, England                   2,100

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

No matter was submitted to a vote of the security holders of the Company in the fourth quarter of fiscal year 1999.

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Effective March 18, 1999, trading in Hathaway Corporation's common stock was moved from the Nasdaq National Market to the Nasdaq Small Cap Market System and continued trading under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on September 9, 1999 was 594. The Company did not pay or declare any dividends during fiscal years 1999 and 1998 as the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq National Market (through March 18, 1999) and on the Nasdaq Small Cap Market System (after March 18,
1999), as reported by Nasdaq.

                                                 Price Range
                                           High               Low
                                     --------------------------------
Fiscal 1998
 First Quarter                       $       4.50         $     2.63
 Second Quarter                              4.00               2.38
 Third Quarter                               2.94               2.13
 Fourth Quarter                              2.63               1.56
Fiscal 1999
 First Quarter                       $       2.06         $     0.75
 Second Quarter                              2.31               0.75
 Third Quarter                               2.38               0.82
 Fourth Quarter                              2.00               1.38


Item  6.  Selected Financial Data.

The following table summarizes data from the Company's annual financial statements for the fiscal years 1995 through 1999 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 beginning on page 12 herein. See Item 1 in the Business section of this report and Note 2 to Consolidated Financial Statements on page 21 for discussion of business acquisitions completed in fiscal years 1999 and 1997.

                                                                    For the fiscal years ended June 30,

                                                 1999              1998              1997              1996            1995
                                           ------------------------------------------------------------------------------------
                                                                      In thousands (except per share data)

Statements of Operations Data:
Net revenues                                       $41,691           $41,317            $39,946         $35,411         $39,838
                                           ====================================================================================
Income (loss) before income taxes                  $(1,317)          $(2,161)           $(2,192)        $(1,398)        $ 1,321
Benefit (provision) for income taxes                  (208)              184                763             385            (479)
                                           ------------------------------------------------------------------------------------
Net income (loss)                                  $(1,525)          $(1,977)           $(1,429)        $(1,013)        $   842
                                           ====================================================================================

Diluted net income (loss) per share                $ (0.36)          $ (0.46)           $ (0.34)        $ (0.24)        $  0.19
                                           ====================================================================================

Cash dividends:
    Per share                                      $    --           $    --            $    --         $  0.10         $  0.12
    Total amount paid                              $    --           $    --            $    --         $   426         $   536

Balance Sheet Data:
Total assets at June 30                            $16,398           $17,820            $20,477         $21,139         $23,312
Total current and long-term debt
    at June 30                                     $ 1,308           $ 1,245            $ 1,769         $ 1,777         $ 2,144

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: future financial performance may be impacted by the unavailability of sufficient capital on satisfactory terms to finance the Company's business plan, general business and economic conditions in the domestic and international markets, uncertainty in the viability of international markets, particularly the Asian market, and the impact of political unrest on market forces, the introduction of new technologies and competitors into the systems and instrumentation markets where the Company competes, uncertainties in acceptance of new products in the existing power and process market environment, increased competition and changes in competitor responses to the Company's products and services, continued uncertainty about the impact of deregulation of the power business on the Company's products, further adverse changes in the regulatory environment, availability of qualified personnel, and others. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "expects," "plans," "anticipates," "intends" or "should" to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein.

OPERATING RESULTS

Fiscal year 1999 compared to fiscal year 1998

The Company recorded a net loss of $1,525,000 in fiscal year 1999, compared to a net loss of $1,977,000 in fiscal 1998. Revenues increased 1% from $41,317,000, in fiscal 1998 to $41,691,000 in fiscal 1999. The increase in revenues was due to a 4.5% increase in revenues from the Company's power and process instrumentation products partially offset by a 6.2% decrease in revenues from the Company's motion control products. The decrease in Motion Control revenues was primarily due to decreased orders as a result of the Asian economic crises and the slowdown in the semi-conductor industry partially offset by the addition of revenues from Emoteq UK. Motion Control orders, however, increased over the prior year, with the order rate progressively increasing over the last three quarters of fiscal 1999. At June 30, 1999 backlog for Motion Control orders was 24% higher than at June 30, 1998. This is a reflection of Motion Control's expansion into new markets and broader segments of its existing markets. The increased order rate and backlog indicate that the segment should achieve growth in sales and profitability in fiscal year 2000.

Sales to international customers decreased 8% from $13,955,000, or 34% of sales, in fiscal 1998, to $12,902,000, or 31% of sales, in fiscal 1999. Sales order backlog increased 31% from $13,892,000 at June 30, 1998 to $18,260,000 at June 30, 1999. Cost of products sold remained at 64% of revenues in fiscal 1998 and 1999.

Selling expenses decreased 11% from $7,857,000 in fiscal 1998 to $7,012,000 in fiscal 1999 resulting from savings due to the overall cost reduction efforts of the Company as well as from HIA's change in its primary focus to the deregulated power industry in 1999 from industrial markets in previous periods. General and administrative expenses increased 14% from $4,198,000 in fiscal 1998 to $4,798,000 in fiscal 1999 primarily due to bonuses paid to the management of profitable operations and the addition of Emoteq UK. Engineering and development expenses increased 1% from $4,411,000 in 1998 to $4,466,000 in 1999.

Amortization of intangibles and other assets decreased from $738,000 in 1998 to $481,000 in 1999. The decrease was primarily due to the $406,000 impairment write-off in fiscal 1998 of the unamortized portion of goodwill which resulted from the HIA acquisition, partially offset by the $249,000 impairment write-off in fiscal 1999 of the unamortized portion of goodwill from the 1991 acquisition of Hathaway Systems Limited (HSL), and fiscal 1999 amortization expense related to the Ashurst acquisition. (See further discussion under "Business Acquisition" below.)

As a result of its acquisition of HSL, the Company had previously recorded goodwill of $1,197,000. At June 30, 1999 and in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of HSL was impaired; and, therefore, wrote-off the remaining unamortized balance of $249,000. The Company's determination was based on projections of undiscounted cash flows of HSL, which were based on current marketplace conditions, low orders and continuing losses. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The current year amortization of $125,000 and impairment write-off of $249,000, totaling $374,000, is included in amortization of intangibles and other in the fiscal year 1999 consolidated statement of operations.

The Company has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company, Ltd. (Si
Fang), and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). Kehui designs, manufactures and sells cable and overhead fault location, SCADA systems and other test instruments within the China market and the Company will sell these products outside of China. Si Fang manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems and the Company will sell these products outside of China. HPMS manufactures and sells, under a license from Hathaway, instrumentation products designed by Hathaway, to electric power companies in China.

The Company has no future commitments relating to these investments, however Si Fang has requested additional capital from each joint venture partner to be invested in September 1999. The Company has agreed to sell 3% of its ownership interest for $143,000 and reinvest the proceeds plus an additional $143,000 in cash plus $139,000 of dividends. After the sale and capital contribution, the Company's ownership interest will be 20%.

The Company accounts for the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and until fiscal 1998, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investments and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company fully reserved against the original investments and its share of any equity in income.

During fiscal years 1998 and 1999, Kehui and Si Fang's operations continued to mature, their products have gained significant acceptance and both companies have sustained profitability. Because of sustained positive operating results, offset by a certain amount of political and business uncertainty in China, the Company recognized a portion of its share of equity income from these two joint ventures, totaling $329,000 and $222,000 in fiscal years 1999 and 1998, respectively. These amounts are included in equity income from investments in joint ventures in the consolidated statements of operations. The amounts recognized represent management's best estimate of the future amounts that will be received from the joint ventures as of June 30, 1999. The Company will continue to recognize its share of equity in income (loss) from these two joint ventures to the extent it believes such amounts are realizable.

During fiscal 1999, the Company sold 2% of its investment in Si Fang for $57,000 in cash and recognized a $49,000 gain on the sale, which is included in other income in the accompanying statement of operations. The Company also invested an additional $92,000 in the joint venture and received $121,000 cash dividends during the fiscal year. At June 30, 1999, the Company has recorded a net investment in Si Fang and Kehui of $467,000 and $47,000, respectively, which is included in investment in joint ventures, net in the consolidated balance sheets.

Prior to June 30, 1999, the Company also had an 11.4% interest in a joint venture (JV) with KUB Holdings BHD, a Malaysian firm, acquired from TIS, which had a carrying value of $0. The JV was created for the purpose of marketing and selling the TIS-4000 system of HIA in certain Asian countries. As of June 30, 1998, the JV had ceased all operations due to unprofitability and the Asian economic downturn. During fiscal year 1999, the JV was dissolved and settled its existing obligations from its existing assets. The license to manufacture, market and sell the TIS-4000 system reverted back to the Company and the Company has no further obligations related to this JV.

In fiscal year 1999 the Company recognized a provision for income taxes of $208,000 compared to a benefit of $184,000 in fiscal year 1998. The effective tax rate was a provision of 16% in fiscal 1999 and a benefit of 9% in fiscal 1998. The difference is primarily due to a decrease in nondeductible expenses and goodwill amortization plus an increase in the valuation allowance against the deferred tax asset. The increase is also due to income taxes payable in local tax jurisdictions where the Company has no net operating losses. The valuation allowance was increased primarily due to the increased level of net operating losses being carried forward and the Company's continued operating losses. Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient United States federal taxable income (approximately $1,859,000) in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and net operating loss carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are changed.

Fiscal year 1998 compared to fiscal year 1997

The Company recorded a net loss of $1,977,000 in fiscal year 1998, compared to a net loss of $1,429,000 in 1997. The fiscal 1998 and 1997 results include $2,527,000 and $923,000 of net losses from Hathaway Industrial Automation (HIA) which was acquired by the Company effective September 30, 1996 (see discussion under "Business Acquisition" below), and is included in the Company's Power and Process Business. Excluding HIA, the Company recognized net income of $550,000 and a net loss of $506,000 for the years ended June 30, 1998 and 1997, respectfully.

Revenues increased by $1,371,000, or 3%, from 1997 to 1998, comprised of a 2% increase in sales of the Company's power and process products and an 8% increase in sales of motion control products (the fifth consecutive annual increase). The increase in sales of power and process products consists of a $861,000 decrease in sales of the Company's traditional product lines, offset by a $1,268,000 increase in HIA product sales.

Sales to international customers decreased 2% from $14,200,000, or 36% of sales in fiscal 1997 to $13,955,000, or 34% of sales in fiscal 1998. Sales backlog decreased from $14,742,000 at June 30, 1997 to $13,892,000 at June 30, 1998,
comprised of $11,874,000 of traditional product backlog and $2,018,000 of HIA product backlog compared to $11,996,000 of traditional product backlog and $2,746,000 of HIA product backlog at June 30, 1997.

Cost of products sold remained at 64% of revenues in 1998 and 1997. Excluding the effect of HIA, the cost of products sold in 1998 and 1997 represents 61% and 63% of related revenues, respectively. This decrease in cost of traditional product sold was primarily due to manufacturing efficiencies and an improved product sales mix in the motion control business.

Selling, general and administrative and engineering and development expenses increased 3% from $16,018,000 in 1997 to $16,466,000 in 1998 due to a whole year of HIA operations in 1998 versus a partial year in 1997. Excluding the effect of HIA, these expenses would have totaled $14,129,000 in 1998, as compared to $14,182,000 in 1997.

Amortization of intangibles and other assets increased from $402,000 in 1997 to $738,000 in 1998. The increase was primarily due to the $406,000 impairment write-off in fiscal 1998 of the unamortized portion of goodwill which resulted from the HIA acquisition, offset by the $197,000 write-off in fiscal 1997 of unamortized debt acquisition costs related to the Marine Midland loan facility when the Company refinanced its debt with Silicon Valley Bank (Silicon) (see further discussion under "Liquidity and Capital Resources" below.)

As a result of its acquisition of HIA in fiscal 1997, the Company recorded goodwill of $624,000 primarily due to loss accruals on an in-process contract acquired by the Company. At June 30, 1998, and in accordance with SFAS No. 121, the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of TIS was impaired; and, therefore, wrote-off the remaining unamortized balance of $406,000. The Company's determination was based on projections of undiscounted cash flows of HIA, which were based on current marketplace and competitive conditions and resulting low margins for the industrial applications of HIA's products. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The fiscal year 1998 amortization of $202,000 and impairment write-off of $406,000 is included in amortization of intangibles and other in the fiscal year 1998 consolidated statement of operations.

In fiscal 1998 the Company recognized $222,000 of equity income from its investment in two Chinese joint ventures, Kehui and Si Fang as compared to none recognized in 1997.

In fiscal year 1998 the Company recognized a benefit for income taxes of $184,000 compared to $763,000 in fiscal year 1997. The decrease is primarily due to an increase in nondeductible expenses and goodwill amortization plus an increase in the valuation allowance.

BUSINESS ACQUISITIONS

Ashurst Logistic Electronics Limited

Effective July 1, 1998, Emoteq Corporation, a wholly-owned subsidiary of the Company, acquired all the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $317,000 in cash. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition.

Tate Integrated Systems, Inc.

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

TIS has operated under the ownership of Hathaway Industrial Automation (HIA), a newly formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located in Hunt Valley, Maryland and is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the degregulated power utility industry. The Company is selling the HIA system together with certain other Hathaway products and targeting the combined product at substation automation and integration applications used in the generation, distribution and transmission of power.

The acquisition has been accounted for using the purchase method of accounting; and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition.

For the years ended June 30, 1999 and 1998 and the nine month post-acquisition period ended June 30, 1997, HIA had losses before income taxes of approximately $1.2 million, $2.7 million and $1.3 million, respectively. HIA's traditional business is highly dependent on sales to the industrial market which typically encompasses a long sales cycle, significant customization to specific customer requirements, long performance periods and large contract values which are subject to a high degree of scrutiny and negotiation with customers.

Consistent with the Company's strategy to develop applications for the HIA software for the deregulated power industry, the Company has continued to invest substantial resources in HIA. As evidenced by HIA's profitable fourth quarter in fiscal year 1999, the Company is beginning to successfully market HIA's
products to the deregulated power industry.   HIA's fourth quarter profitability
was partially due to its completion of certification testing of one of its automation systems with the California Independent System Operator Corporation (California ISO). Certification allows the Company's system to be installed at generator sites throughout California. The Company's system is currently the only certified system available to California generators. Each system will sell for $38,000 to $102,000 per site, depending on the size and technical requirements of each site. There are approximately 900 power generators located at approximately 600 generation plants that supply electricity to consumers in the state of California. The automation system developed for California ISO will enable California ISO to measure and control the amount of electricity being put into the transmission system by generators to ensure reliable delivery of power to meet the demands of the consumers in California. A major feature of the system is its ability to use digital certificate and encryption technology to ensure data privacy and control security.

Also during the second half of fiscal 1999, HIA was awarded a $6.2 million contract to supply a control and automation system for the treatment plant which supplies all potable water to the Las Vegas region.

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

The successful implementation of the Company's current business plan continues to be partially dependent on the Company's ability to successfully market HIA's products to the deregulated power industry. The factors that will affect the success of implementing this business plan include, but are not limited to, the ability to win sufficient amount of project work on favorable terms to the Company, the ability to complete projects in a timely and cost-effective manner, and the existence of sufficient demand for the HIA products. An inability to achieve this plan in the planned timeframe may have a material adverse effect on the Company's operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,027,000 during the year to a balance of $2,416,000 at June 30, 1999. Fiscal 1999 operating activities used $81,000, compared to $1,450,000 generated in fiscal 1998 and $197,000 used in 1997. The amounts used to fund the operations of the HIA business in 1999, 1998 and 1997 was $1,379,000, $1,628,000 and $1,592,000, respectively, while the amounts generated from the operating activities of the Company's other businesses was $1,298,000, $3,078,000 and $1,395,000, respectively, for the same periods. The increased cash generated from operations during 1998 was primarily due to income tax refunds received.

Cash of $987,000, $914,000 and $1,313,000 was used by investing activities in fiscal 1999, 1998 and 1997, respectively. The 1999 cash used for investing activities includes $281,000, net of cash acquired, paid for the purchase of Emoteq UK Limited and $86,000 net cash received from investments in joint ventures. The 1998 and 1997 cash used for investing activities includes $229,000 and $863,000, respectively, paid for the interest acquired in TIS.

Financing activities generated $63,000 in fiscal year 1999, and used $526,000 and $32,000 in fiscal years 1998 and 1997, respectively. The increased cash used in financing activities in 1998 was due to repayments, net of borrowings, on the line of credit of $524,000.

At June 30, 1999, the Company had $1,308,000 of debt, compared with $1,245,000 at June 30, 1998, an increase of $63,000. The debt at June 30, 1999 represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon. The Agreement matures on May 7, 2000 and, accordingly, the $1,308,000 balance has been classified as a current liability as of June 30, 1999. The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on the loan are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 1999, the Company could borrow an additional $1,265,000 up to the Maximum Credit Limit of $2,573,000.

The loan bears interest at Silicon's prime borrowing rate (prime rate) plus 2% (9.75% at June 30, 1999). The interest rate is adjustable on a quarterly basis to prime rate plus 1.5% if the Company achieves a net loss less than $750,000 for each previous twelve month rolling period. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to prime rate plus 2%. In addition to interest, the loan bears a monthly unused line fee at 0.125% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis, if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period, the monthly unused line fee will be adjusted to 0.0625%. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to 0.125%.

The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 1999, the Company was in compliance with such covenants.

As in the three-year period ended June 30, 1999, the Company's fiscal 2000 working capital, capital expenditure and debt service requirements are expected to be funded from the existing cash balance of $2,416,000 and the

$1,265,000 available under the long-term financing agreement at June 30, 1999. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. As explained above, the Company's Agreement with Silicon matures on May 7, 2000 but will continue for successive additional terms of one each year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it will be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition.

The Company continues to explore all possible opportunities for increasing shareholder value including a possible spinoff of the power and process business as well as other alternatives.

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

The Company has completed its assessment of its internal systems, processes and facilities for Year 2000 compliance and found them to be 97% compliant. The expected completion date to have all significant internal systems, processes and facilities compliant is October 31, 1999. The Company's assessment of its suppliers', service providers' and contractors' Year 2000 compliance is also ongoing and is expected to be completed by October 31, 1999. Alternative sources will be pursued for any non-compliant sources. Additionally, alternative sources will be identified and qualified for all compliant sources so that a secondary supplier will be available in the event that disruption in supply occurs from the primary supplier.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, normal business activities or operations. There is inherent uncertainty regarding the Year 2000 problem primarily due to the uncertainty of the readiness of suppliers and customers. Therefore, the Company is unable to predict with certainty whether the consequences of Year 2000 failures will have a material impact on the Company's business, results of operations or financial condition. The Company's Year 2000 efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and the Company currently believes it will be able to modify or offer alternative products as well as modify or replace its affected systems in time to minimize any detrimental effects on customer relationships or operations.

Activities related to Year 2000 compliance are being performed with internal resources. The Company is expensing as incurred all payroll and associated costs related to the Year 2000 issue. It is not anticipated that Year 2000 activities will delay other projects or materially impact the Company's business. However, the Company will continue to review on an ongoing basis whether it needs to further address any anticipated costs, problems and uncertainties associated with Year 2000 consequences.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically and as of June 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the Company's line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates. At June 30, 1999, approximately $1.3 million was outstanding with a weighted average interest rate of 9.75% (prime plus 2%). The line-of-credit matures in May 2000 and is subject to automatic and continuous annual renewal for successive annual terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates which are tied to various market indices. Additionally, the Company monitors interest rates frequently and has sufficient cash balances to pay off the line-of-credit and any early termination penalties, should interest rates increase significantly. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

Foreign Currency Risk

The Company has wholly-owned subsidiaries located in Northern Ireland and England. Sales from these operations are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. These requirements are to be applied prospectively from the date of adoption. The Company believes SOP 98-1 will not materially impact its financial statements.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. These requirements are to be applied as a cumulative change in accounting principle. The Company believes SOP 98-5 will not materially impact its financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations, as the Company has not historically utilized such instruments.


Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

We have audited the accompanying consolidated balance sheets of HATHAWAY CORPORATION (a Colorado corporation) AND SUBSIDIARIES as of June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' investment for each of the three fiscal years in the period ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP
Denver, Colorado,
   July 30, 1999.

                              HATHAWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                    June 30, 1999    June 30, 1998
--------------------------------------------------------------------------------------------------
Assets
Current Assets:
 Cash and cash equivalents                                                $ 2,416          $ 3,443
 Restricted cash                                                              646              480
 Trade receivables, net of allowance for doubtful accounts of
  $479 and $599 at June 30, 1999 and 1998, respectively                     6,465            6,400
 Inventories, net                                                           3,316            3,649
 Current deferred income taxes                                                632              779
 Income tax refunds receivable, prepaid expenses and other                    538              684
--------------------------------------------------------------------------------------------------
Total current assets                                                       14,013           15,435
Property and equipment, net                                                 1,720            1,730
Investment in joint ventures, net (Note 3)                                    514              222
Cost in excess of net assets acquired, net                                    126              374
Other                                                                          25               59
--------------------------------------------------------------------------------------------------
Total Assets                                                              $16,398          $17,820
==================================================================================================

Liabilities and Stockholders' Investment
Current Liabilities:
 Line-of-credit classified as current (Note 4)                            $ 1,308          $    --
 Accounts payable                                                           1,570            2,027
 Accrued liabilities                                                        2,955            2,500
 Income taxes and other current liabilities                                   560              497
 Product service reserve                                                      689              475
--------------------------------------------------------------------------------------------------
Total current liabilities                                                   7,082            5,499
Line-of-credit (Note 4)                                                        --            1,245
--------------------------------------------------------------------------------------------------
Total Liabilities                                                           7,082            6,744


Commitments and Contingencies

Stockholders' Investment:
 Preferred stock, par value $1.00 per share, authorized 5,000
  shares; no shares outstanding                                                --               --
 Common stock, at aggregate stated value, authorized 50,000
  shares; 5,405 shares issued                                                 100              100
 Additional paid-in capital                                                 9,954            9,954
 Loans receivable for stock (Note 7)                                         (235)            (235)
 Retained earnings                                                          3,316            4,841
 Cumulative translation adjustments                                           154              389
 Treasury stock, at cost; 1,122 shares                                     (3,973)          (3,973)
--------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                              9,316           11,076
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                            $16,398          $17,820
==================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             HATHAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                             For the fiscal years ended June 30,
                                                            1999             1998             1997
--------------------------------------------------------------------------------------------------
Revenues                                                 $41,691          $41,317          $39,946

Operating costs and expenses:
 Cost of products sold                                    26,475           26,379           25,575
 Selling                                                   7,012            7,857            7,601
 General and administrative                                4,798            4,198            4,771
 Engineering and development                               4,466            4,411            3,646
 Amortization of intangibles and other                       481              738              402
--------------------------------------------------------------------------------------------------
Total operating costs and expenses                        43,232           43,583           41,995
--------------------------------------------------------------------------------------------------
Operating loss                                            (1,541)          (2,266)          (2,049)

Other income (expense), net:
 Equity income from investments in joint
     ventures (Note 3)                                       329              222               --
 Interest and dividend income                                111              217              245
 Interest expense                                           (146)            (148)            (173)
 Other income (expense), net                                 (70)            (186)            (215)
--------------------------------------------------------------------------------------------------
Total other income (expense), net                            224              105             (143)
--------------------------------------------------------------------------------------------------
Loss before income taxes                                  (1,317)          (2,161)          (2,192)
Benefit (provision) for income taxes (Note 5)               (208)             184              763
--------------------------------------------------------------------------------------------------
Net loss                                                 $(1,525)         $(1,977)         $(1,429)
==================================================================================================

Basic and diluted net loss per share (Note 1)            $ (0.36)         $ (0.46)         $ (0.34)
==================================================================================================

Basic and diluted weighted average shares
    outstanding (Note 1)                                   4,283            4,284            4,259
==================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                          For the fiscal years ended June 30,
                                                                            1999            1998        1997
--------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                 $(1,525)        $(1,977)      $(1,429)
Adjustments to reconcile net loss to net cash provided by (used
 in) operating activities:
 Depreciation and amortization                                             1,220           1,490         1,199
 Provision for bad debts                                                      14             136           105
 Equity income from investments in joint ventures (Note 3)                  (329)           (222)           --
 Deferred income tax provision                                               147              75            39
 Other                                                                      (195)            201           241
 Changes in assets and liabilities, net of effect in 1999 of purchase of Ashurst and in 1997 of purchase of Tate (Note 2):
  (Increase) decrease in -
     Restricted cash                                                        (166)           (227)           59
     Trade receivables                                                        87             238          (344)
     Inventories, net                                                        333             742         1,174
     Income tax refunds receivable, prepaid expenses and other               183           1,177          (827)
  Increase (decrease) in -
     Accounts payable                                                       (499)            184           (46)
     Accrued liabilities                                                     408             (94)         (649)
     Income taxes and other current liabilites                                27            (182)          274
     Product service reserve                                                 214             (91)            7
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                          (81)          1,450          (197)

Cash Flows From Investing Activities:
 Purchase of property and equipment                                         (792)           (685)         (651)
 Purchase of Ashurst, net of cash acquired  (Note 2)                        (281)             --            --
 Purchase of Tate (Note 2)                                                    --            (229)         (863)
 Activities related to joint venture investments (Note 3)                     86              --            --
 Proceeds from maturity of marketable securities                              --              --           201
--------------------------------------------------------------------------------------------------------------
Net Cash used in investing activities                                       (987)           (914)       (1,313)

Cash Flows From Financing Activities:
 Repayments on line-of-credit                                               (150)         (1,769)           (8)
 Borrowings on line-of-credit                                                213           1,245            --
 Proceeds from exercise of employee stock options                             --              --            81
 Purchase of treasury stock                                                   --              (2)         (105)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           63            (526)          (32)

Effect of foreign exchange rate changes on cash                              (22)              2            48
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (1,027)             12        (1,494)
Cash and cash equivalents at beginning of year                             3,443           3,431         4,925
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 2,416         $ 3,443       $ 3,431
==============================================================================================================

Supplemental disclosure of cash flow information:
Net cash paid (received) during the year for:
 Interest                                                                $   123         $   146       $   167
 Income taxes                                                               (153)         (1,037)            4
Noncash investing and financing activities:
 Assets of Ashurst purchased, net of liabilities assumed and  cash
   acquired (Note 2)                                                     $   281         $    --       $    --
 Assets of Tate purchased, net of liabilities assumed (Note 2)                --              --         1,092
 Acquisition of common stock as a result of stock option                      --              --           161
   exercises (Note 6)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HATHAWAY CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                (In thousands)

                                                    Additional    Loans                 Cumulative    Compre-
                                     Common Stock     Paid-in   Receivable  Retained   Translation    hensive     Treasury Stock
                                   ----------------                                                             ------------------
                                    Shares  Amount    Capital    (Note 7)   Earnings    Adjustment     Loss       Shares   Amount
                                   -----------------------------------------------------------------------------------------------
Balances, June 30, 1996              5,307   $100     $9,712       $(235)   $ 8,247       $ 163                    1,058 $(3,705)
   Purchase of treasury stock           --     --         --          --         --          --                       25    (105)
   Exercise of stock options            32     --         81          --         --          --                       --      --
   Acquisition of common stock as
     a result of stock option
     exercises (Note 6)                 66     --        161          --         --          --                       38    (161)
   Foreign currency translation
     adjustment                         --     --         --          --         --         197        $   197        --      --
   Net loss                             --     --         --          --     (1,429)         --         (1,429)       --      --
                                                                                                       -------
   Comprehensive loss                   --     --         --          --         --          --        $(1,232)       --      --
                                                                                                       =======
                                   -------------------------------------------------------------                ------------------
Balances, June 30, 1997              5,405    100      9,954        (235)     6,818         360                    1,121  (3,971)
   Purchase of treasury stock           --     --         --          --         --          --                        1      (2)
   Foreign currency translation
     adjustment                         --     --         --          --         --          29        $    29        --      --
   Net loss                             --     --         --          --     (1,977)         --         (1,977)       --      --
                                                                                                       -------
   Comprehensive loss                   --     --         --          --         --          --        $(1,948)       --      --
                                                                                                       =======
                                   -------------------------------------------------------------                ------------------
Balances, June 30, 1998              5,405    100      9,954        (235)     4,841         389                    1,122  (3,973)
   Foreign currency translation
     adjustment                         --     --         --          --         --        (235)       $  (235)       --      --
   Net loss                             --     --         --          --     (1,525)         --         (1,525)       --      --
                                                                                                       -------
   Comprehensive loss                   --     --         --          --         --          --        $(1,760)       --      --
                                                                                                       =======
                                   -------------------------------------------------------------                 -----------------
Balances, June 30, 1999              5,405   $100     $9,954       $(235)   $ 3,316       $ 154                    1,122 $(3,973)
                                  ==============================================================                 =================

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

    Inventories

    Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                            June 30, 1999      June 30, 1998
                                                         --------------------------------------
      Parts and raw materials, net                             $ 2,227             $ 2,210
      Finished goods and work-in-process, net                    1,089               1,439
                                                         --------------------------------------
                                                               $ 3,316             $ 3,649
                                                         ======================================

    Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,675,000 and $1,742,000 at June 30, 1999 and 1998, respectively.

    Property and Equipment

    Property and equipment, at cost, is classified as follows (in thousands):

                                                        Useful lives      June 30, 1999       June 30, 1998
                                                     --------------------------------------------------------
      Machinery, equipment, tools and dies                2-8 years          $ 7,574             $ 6,597
      Furniture, fixtures and other                      3-10 years            1,623               2,662
                                                                          -----------------------------------
                                                                               9,197               9,259
      Less accumulated depreciation and amortization                          (7,477)             (7,529)
                                                                          -----------------------------------
                                                                             $ 1,720             $ 1,730
                                                                          ===================================

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

    Depreciation expense was $788,000, $757,000 and $729,000 in fiscal years 1999, 1998 and 1997, respectively.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Cost in Excess of Net Assets Acquired

    Cost in excess of net assets acquired represents the amount by which the purchase price of acquired companies exceeds the fair market value of net assets acquired, and is amortized using the straight-line method over the period estimated to be benefitted. Cost in excess of net assets acquired as of June 30, 1999 and 1998 consists of $195,000 and $1,197,000 of original costs, $10,000 and zero of effect of exchange rate changes, and $59,000 and $823,000 of accumulated amortization, respectively.

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

    As a result of its acquisition of Hathaway Systems Limited (HSL) in 1991, the Company had previously recorded goodwill of $1,197,000. At June 30, 1999 and in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of HSL was impaired; and, therefore, wrote-off the remaining unamortized balance of $249,000. The Company's determination was based on projections of undiscounted cash flows of HSL, which were based on current marketplace conditions, low orders and continuing losses. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The current year amortization of $125,000 and impairment write-off of $249,000, totaling $374,000, is included in amortization of intangibles and other in the fiscal year 1999 consolidated statement of operations.

    As discussed in Note 2, at June 30, 1998, the Company determined that the cost in excess of net assets acquired related to its acquisition of Tate Integrated Systems was impaired; and therefore, the unamortized balance was written off.

    Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

                                                                        June 30, 1999      June 30, 1998
                                                                     --------------------------------------
       Compensation and fringe benefits                                     $1,377             $  973
       Commissions                                                             541                474
       Other accrued expenses                                                1,037              1,053
                                                                     --------------------------------------
                                                                            $2,955             $2,500
                                                                     ======================================

    Foreign Currency Translation

    In accordance with SFAS No. 52, "Foreign Currency Translation", the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Revenues and expenses are translated at average rates prevailing during the period. The resulting translation adjustments are recorded in the cumulative translation adjustments component of stockholders' investment in the accompanying consolidated balance sheets.

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

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    contract, which can only be determined upon contract completion. Provisions for estimated losses on uncompleted contracts, to the full extent of the estimated loss, are made during the period in which the Company first becomes aware that a loss on a contract is probable. The Company's traditional businesses (other than HIA) generally recognize revenue when products are shipped.

    Basic and Diluted Earnings per Share

    Basic earnings (loss) per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. In fiscal years 1999, 1998 and 1997, stock options totaling 819,004, 648,204 and 708,704, respectively, (without regard to the treasury stock method) were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

    Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                                For the fiscal years ended June 30,
                                                                1999           1998           1997
                                                       -----------------------------------------------------
       Numerator:
            Net loss                                          $(1,525)       $(1,977)       $(1,429)
       Denominator:
            Weighted average outstanding shares                 4,283          4,284          4,259
                                                       -----------------------------------------------------
       Basic and Diluted net loss per share                   $ (0.36)       $ (0.46)       $ (0.34)
                                                       =====================================================

    Comprehensive Loss

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 in fiscal year 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

    Stock-Based Compensation

    The Company accounts for its stock-based compensation plans for employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations.

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

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Recently Issued Accounting Standards

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. These requirements are to be applied prospectively from the date of adoption. The Company believes SOP 98-1 will not materially impact its financial statements.

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. These requirements are to be applied as a cumulative change in accounting principle. The Company believes SOP 98-5 will not materially impact its financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations, as the Company has not historically utilized such instruments.

2.  BUSINESS ACQUISITIONS

    Ashurst Logistic Electronics Limited

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

    The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The final net purchase price allocation was as follows (in thousands):

       Cash                                          $           36
       Trade receivables                                        190
       Prepaid expenses                                           2
       Property and equipment, net                               25
       Cost in excess of net assets acquired                    195
       Accounts payable                                        ( 43)
       Accrued liabilities and other                           ( 88)
                                                     ------------------
       Net purchase price                            $          317
                                                     ==================

    The results of operations of Ashurst have been included in the Company's fiscal 1999 consolidated statement of operations starting on July 1, 1998.

    Tate Integrated Systems, Inc.

    Effective September 30, 1996, the Company acquired a 100% partnership interest in Tate Integrated Systems, L.P. and 100% of the stock of its sole general partner, Tate Integrated Systems, Inc. (collectively referred to as "TIS"). The ownership interests were acquired for an adjusted negotiated

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  BUSINESS ACQUISITIONS (CONTINUED)

    price of $1,092,000, of which $718,000 was paid in cash at closing on October 10, 1996, $145,000 on June 30, 1997 and $229,000 when certain accounts receivable were collected during fiscal 1998.

    TIS has operated under the ownership of HIA, a newly formed wholly-owned subsidiary of the Company, since October 1, 1996. HIA is located near Baltimore, Maryland and is a full service developer and supplier of integrated process automation systems for industrial applications. HIA has developed a state-of-the-art software system, the TIS-4000, for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry. The Company is selling the HIA system together with other Hathaway products and targeting the combined product at substation automation and integration applications used in the generation, transmission and distribution of power.

    The acquisition was accounted for using the purchase method of accounting; and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The final net purchase price allocation was as follows (in thousands):

  Trade receivables, net                   $          485
  Inventories, net                                    649
  Property and equipment, net                         123
  Cost in excess of net assets acquired               624
  Accounts payable                                   (580)
  Accrued liabilities and other                      (209)
                                          ---------------
     Net purchase price                     $       1,092
                                          ===============

    As a result of its acquisition of HIA, the Company recorded goodwill of $624,000 primarily due to loss accruals on an in-process contract acquired by the Company. As a result of continuing and expected near term losses from HIA at June 30, 1998 and in accordance with SFAS 121, the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of TIS was impaired and, therefore, wrote-off the remaining unamortized balance of $406,000. The Company's determination was based on projections of undiscounted cash flows of HIA, which were based on current marketplace and competitive conditions and resulting low margins for the industrial applications of HIA's product. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The fiscal year 1998 amortization of $202,000 and impairment write-off of $406,000, totaling $608,000 is included in amortization of intangibles and other in the fiscal year 1998 consolidated statement of operations.

    The results of operations of TIS have been included in the Company's fiscal 1999, 1998 and 1997 consolidated statement of operations starting on October 1, 1996. For the years ended June 30, 1999, 1998 and the nine month post-acquisition period ended June 30, 1997, HIA had losses before income taxes of approximately $1.2 million, $2.7 million and $1.3 million, respectively.

    The following unaudited pro forma summary (in thousands, except per share data) combines the consolidated results of operations of the Company, Ashurst and TIS as if the acquisitions had occurred at the beginning of fiscal year 1998 for Ashurst and fiscal year 1997 for TIS after giving effect to certain pro forma adjustments related to such items as income taxes, depreciation, and amortization of cost in excess of net assets acquired. The pro forma results are shown for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of the earlier date, nor are they indicative of results of operations which may occur in the future.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  BUSINESS ACQUISITIONS (CONTINUED)

                                   For the year ended      For the year ended
                                      June 30, 1998           June 30, 1997
                                       (Unaudited)             (Unaudited)
                               ------------------------   --------------------
      Revenue                         $ 41,859                $  40,946
      Net loss                          (1,833)                  (1,403)
      Basic net loss per share           (0.43)                   (0.33)

3.  INVESTMENTS IN JOINT VENTURES

    The Company has three joint venture investments in China - Zibo Kehui Electric Company Ltd. (Kehui), Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), and Hathaway Power Monitoring Systems Company, Ltd.
    (HPMS). Kehui designs, manufactures and sells cable and overhead fault location systems, SCADA systems and other test instruments in China. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems. Under a license from Hathaway, HPMS manufactures and sells instrumentation products designed by Hathaway, to electric power companies in China.

    The Company accounts for the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and until fiscal 1998, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investments and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company fully reserved against the original investments and its share of any equity in income.

    During fiscal years 1998 and 1999, Kehui and Si Fang's operations have continued to mature, their products have gained significant acceptance, and both companies have sustained profitability. Because of sustained positive operating results, offset by a certain amount of political and business uncertainty in China, the Company recognized a portion of its share of equity in income from these two joint ventures, totaling $329,000 and $222,000 in fiscal years 1999 and 1998, respectively. These amounts are included in equity income from investments in joint ventures in the consolidated statements of operations. The amounts recognized represent management's best estimate of the future amounts that will be received from the joint ventures as of June 30, 1999. The Company will continue to recognize its share of equity in income (loss) from these two joint ventures to the extent it believes such amounts are realizable.

    During fiscal 1999, the Company sold 2% of its investment in Si Fang for $57,000 in cash and recognized a $49,000 gain on the sale, which is included in other income in the accompanying 1999 consolidated statement of operations. The Company also invested an additional $92,000 in the joint venture and received $121,000 cash dividends during the fiscal year.

    At June 30, 1999, the Company's investments and current ownership interests in these joint ventures are as follows (in thousands):

                                                    Cumulative        Cumulative                     Balance at
                    Ownership     Investment,        Share of          Dividends       Cumulative      June 30,
                    Interest      net of sale      Equity Income       Received         Reserve         1999
                    --------    ----------------------------------------------------------------------------------
      Si Fang          23%            $248            $  839          $  (121)           $(499)         $467
      Kehui            25%             100               216              (28)            (241)           47
      HPMS             40%             140                --          $    --             (140)           --
                                ----------------------------------------------------------------------------------
                                      $488            $1,055          $  (149)           $(880)         $514
                                ==================================================================================

    The Company has no future commitments relating to these investments, however Si Fang has requested additional capital from each joint venture partner to be invested in September 1999. The Company has agreed to sell 3% of its ownership interest for $143,000 and reinvest the proceeds plus an additional $143,000 in cash plus $139,000 of dividends. After the sale and capital contribution, the Company's ownership interest will be 20%.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVESTMENTS IN JOINT VENTURES (CONTINUED)
     In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," summarized financial information for Si Fang as of December 31, 1998 and 1997 (Si Fang is on a calendar fiscal year) is presented as follows (in thousands):

                                                     As of and                  As of and
                                                For the Year Ended         For the Year Ended
                                                 December 31, 1998          December 31, 1997
                                             -------------------------  -------------------------
     Current assets                                    $16,864                     $8,638
     Non-current assets                                  1,745                      1,498
     Current liabilities                                14,752                      7,378
     Non-current liabilities                                --                         --
     Revenues                                           16,502                      8,918
     Gross profit                                        4,047                      2,232
     Net income before income taxes                      1,706                      1,525
     Net income                                          1,367                      1,525

     Summarized financial information for Si Fang for the year ended December 31, 1996 and for Kehui and for HPMS for the years ended December 31, 1998, 1997, and 1996 is not presented because it is not significant relative to the Company's consolidated financial statements.

     Prior to June 30, 1999, the Company also had an 11.4% interest in a joint venture (JV) with KUB Holdings BHD, a Malaysian firm. The JV was created for the purpose of manufacturing, marketing and selling the TIS-4000 system in certain Asian countries. As of June 30, 1998, the JV had ceased all operations due to unprofitability and the Asian economic downturn. During fiscal year 1999, the JV was dissolved and settled its existing obligations from its existing assets. The license to manufacture, market and sell the TIS-4000 system reverted back to the Company and the Company has no further obligations related to this JV.

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

     On May 7, 1998, the Company entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2000 and, accordingly, the $1,308,000 balance of the line-of-credit has been classified as a current liability as of June 30, 1999. The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on this line-of-credit are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 1999, the Company could borrow an additional $1,265,000, up to the $2,573,000 Maximum Credit Limit.

     The line bears interest at Silicon's prime borrowing rate (prime rate) plus 2% (9.75% at June 30, 1999). The interest rate is adjustable on a quarterly basis to prime rate plus 1.5% if the Company achieves a net loss less than $750,000 for each previous twelve month rolling period. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to prime rate plus 2%. In addition to interest, the line bears a monthly unused line fee at 0.125% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis, if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period, the monthly unused line fee will be adjusted to 0.0625%. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to 0.125%. The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 1999, the Company was in compliance with such covenants.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES
     The benefit (provision) for income taxes is based on income (loss) before income taxes as follows (in thousands):

                                               For the fiscal years ended June 30,
                                           1999                1998                1997
                                  -----------------------------------------------------------
     Domestic                             $(1,065)            $(2,179)            $(2,471)
     Foreign                                 (252)                 18                 279
                                  -----------------------------------------------------------
     Loss before income taxes             $(1,317)            $(2,161)            $(2,192)
                                  ===========================================================

     Components of the benefit (provision) for income taxes are as follows (in thousands):

                                                                      For the fiscal years ended June 30,
                                                                  1999                1998                1997
                                                         -----------------------------------------------------------
     Current benefit (provision):
      Domestic                                                    $ (61)              $ 308               $ 682
      Foreign                                                        --                 (49)                120
                                                         -----------------------------------------------------------
     Total current benefit (provision)                              (61)                259                 802
     Domestic deferred provision                                   (147)                (75)                (39)
                                                         -----------------------------------------------------------
     Benefit (provision) for income taxes                         $(208)              $ 184               $ 763
                                                         ===========================================================

     The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

                                                                      For the fiscal years ended June 30,
                                                                  1999                1998                1997
                                                         -----------------------------------------------------------
     Tax benefit computed at statutory rate                       $ 448               $ 735               $ 745
     State tax, net of federal benefit                              (36)                 (2)                 (2)
     Nondeductible expenses and goodwill amortization              (145)               (267)                (32)
     Non-benefited losses of foreign subsidiaries                    --                  --                  (3)
     Recovery of prior year taxes paid                               --                  69                  98
     Change in valuation allowance                                 (497)               (315)                (89)
     Other                                                           22                 (36)                 46
                                                         -----------------------------------------------------------
     Benefit (provision) for income taxes                         $(208)              $ 184               $ 763
                                                         ===========================================================

     The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax asset under SFAS No. 109 are as follows (in thousands):

                                                        June 30, 1999       June 30, 1998
                                                    ---------------------------------------
     Allowances and other accrued liabilities              $   871               $ 927
     Tax credit carryforwards                                  374                 352
     Net operating loss carryforwards                          608                 224
     Valuation allowance                                    (1,221)               (724)
                                                    ---------------------------------------
     Net deferred tax asset                                $   632               $ 779
                                                    =======================================

     As of June 30, 1999, the Company has a domestic loss carryforward of $1,632,000 which will expire in 2013 and 2019 and domestic tax credit carryforwards of $334,000 expiring in 2004 through 2008. The Company also has foreign loss carryforwards totalling $174,000 which can be carried forward indefinitely and has paid foreign advance corporation tax of $40,000 which may be utilized to reduce future foreign taxes due.

     During fiscal 1999, the valuation allowance was increased primarily due to the increased level of net operating losses being carried forward and the Company's continued operating losses. Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient United States federal taxable income (approximately $1,859,000) in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and net operating loss carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES (CONTINUED)

     subject to adjustment in future periods if estimates of future United States federal taxable income change.

6.   STOCK COMPENSATION

     Hathaway Corporation Stock Option Plan
     At June 30, 1999, 193,617 shares of common stock were available for grant under the Company's stock option plans. Under the terms of the plans, options may not be granted at less than 85% of fair market value. However, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

     During fiscal year 1997, the Company granted options for 125,000 shares of the Company's common stock to certain key management personnel of HIA. Of the total, 75,000 vest over seven years, subject to acceleration if certain performance criteria are achieved by HIA, and expire ten years after the date of grant. In fiscal year 1998, options to purchase 21,000 shares were forfeited due to terminations. The remaining 50,000 shares vest over four years if certain performance criteria are met. Based on HIA's fiscal years' 1997, 1998 and 1999 operating results, 24,400 options will never vest and were forfeited, and options to purchase 11,200 shares were forfeited due to terminations.

     In fiscal year 1997, certain eligible employees of the Company exercised stock options by surrendering to the Company their Company stock with an aggregate fair market value of $161,000, in non-cash, tax-deferred transactions.

     Option activity in fiscal years 1997, 1998 and 1999 was as follows:

                                                                      Weighted                          Weighted
                                                                       Average         Number of         Average
                                                      Number of        Exercise         Shares           Exercise
                                                       Shares          Price ($)      Exercisable        Price ($)
                                                    ----------------------------------------------------------------
     Outstanding at June 30, 1996                        332,856           3.02           250,856           2.88
      Granted                                            503,350           3.56
      Exercised                                          (98,252)          2.46
      Canceled or forfeited                              (29,250)          3.84
                                                    ------------
     Outstanding at June 30, 1997                        708,704           3.45           187,104           3.19
      Granted                                             45,900           2.13
      Canceled or forfeited                             (106,400)          3.48
                                                    ------------
     Outstanding at June 30, 1998                        648,204           3.35           303,138           3.36
      Granted                                            249,104           1.71
      Canceled or forfeited                              (78,304)          3.18
                                                    ------------
     Outstanding at June 30, 1999                        819,004           2.87           371,866           3.36
                                                    ============

     Exercise prices for options outstanding and exercisable at June 30, 1999 are as follows:

                                                            Range of Exercise Prices                       Total
                                                  $1.13 - $1.88     $2.13 - $3.19    $3.50 - $4.31     $1.13 - $4.31
                                                 -------------------------------------------------------------------
     Options Outstanding:
      Number of options                             249,104           234,400          335,500           819,004
      Weighted average exercise price                $ 1.71            $ 2.67           $ 3.88            $ 2.87
      Weighted average remaining
       contractual life                           6.5 years         3.7 years        3.5 years         4.3 years
     Options Exercisable:
      Number of options                                   -           159,300          212,566           371,866
      Weighted average exercise price                     -            $ 2.71           $ 3.84            $ 3.36

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK COMPENSATION (CONTINUED)

     The Company accounts for its stock-based compensation plans for employees under the provisions of APB 25 and related interpretations. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Companies that elect to continue accounting for stock-based compensation plans under the provisions of APB 25 must present certain pro forma disclosures.

     Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                    For the fiscal years ended June 30,
                                     1999           1998         1997
                                 ----------------------------------------
     Risk-free interest rate          6.3%           5.7%          6.3%
     Expected dividend yield          0.0%           0.0%          0.0%
     Expected life                  6 years        6 years       6 years
     Expected volatility             60.8%          58.2%         58.5%

     Using the fair value method of SFAS 123, the net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                           For the fiscal years ended June 30,
                                                            1999           1998         1997
                                                        ----------------------------------------
     Actual net loss                                       $(1,525)       $(1,977)      $(1,429)
     Pro forma net loss                                    $(1,702)       $(2,128)      $(1,686)

     Actual basic and diluted net loss per share           $ (0.36)       $ (0.46)      $ (0.34)
     Pro forma basic and diluted net loss per share        $ (0.40)       $ (0.50)      $ (0.40)

     The weighted average fair value of options granted during fiscal years 1999, 1998 and 1997 was $1.07, $1.28 and $1.98, respectively. The total fair value of options granted was $266,000, $59,000 and $978,000 in fiscal years 1999, 1998 and 1997, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

     Emoteq Corporation Stock Option Plan

     During fiscal 1998 the Company's wholly-owned subsidiary, Emoteq Corporation (Emoteq), adopted a stock option plan. Under the terms of the plan, up to 360,000 (18%) of the 2,000,000 authorized shares of Emoteq are available for stock option grants to officers and key employees of Emoteq. Options may not be granted at less than 85% of fair market value, however all options granted to date have been granted at estimated fair market value as of the date of grant.

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

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK COMPENSATION (CONTINUED)

     Option activity for the Emoteq plan during fiscal years 1999 and 1998 was as follows:

                                                                                Weighted Average
                                                Number of Shares                 Exercise Price
                                          -----------------------------   -----------------------------
                                               Time        Performance          Time      Performance
                                              Vested         Vested            Vested        Vested
                                          -----------------------------   -----------------------------
     Outstanding at June 30, 1997                --               --             --              --
        Granted                              80,000          187,600          $1.37           $1.37
                                          -----------------------------   -----------------------------
     Outstanding at June 30, 1998            80,000          187,600           1.37            1.37
        Granted                              11,000           34,000           2.50            2.50
        Cancelled or forfeited                   --          (33,683)            --            1.56
                                          -----------------------------   -----------------------------
     Outstanding at June 30, 1999            91,000          187,917          $1.51           $1.54
                                          =============================   =============================

     Exercise prices for options outstanding at June 30, 1999 under this plan are as follows:

                                                      Time Vested           Performance Vested
                                                      -----------           ------------------
                                                   $1.37      $2.50          $1.37      $2.50
                                                   -----      -----          -----      -----
     Options Outstanding
        Number of options                          80,000      11,000        159,460     28,457
        Weighted average remaining
          contractual life                         5 years     5 years       5 years     5 years
     Options exercisable                           40,000       3,666         15,008         --

     The potential dilution of the Company's ownership of Emoteq at June 30, 1999 is as follows:

                                                     Company             Employees              Total
                                                 -------------------------------------------------------
     Issued and Outstanding                         1,640,000                   --           1,640,000
     Exercisable Options                                   --               58,674              58,674
                                                 -------------------------------------------------------
     Total                                          1,640,000               58,674           1,698,674

     Percentage                                          96.5%                 3.5%              100.0%

     The Company has recognized $0 and $66,162 in compensation expense for the fiscal year ended June 30, 1999 and 1998, respectively, related to this plan.

7.   LOANS RECEIVABLE FOR STOCK

     The Company's loans receivable balance of $235,000 at June 30, 1999 and 1998 is comprised of a loan for $102,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and $133,000 from an Officer of the Company.

     The Plan allows eligible Company employees to participate in ownership of the Company. The $102,000 receivable represents the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal year 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note bears interest at an annual rate of 9.23% and matures May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in fiscal years 1999, 1998 and 1997) or ii) the annual interest payable on the note. Company contributions to the Plan were $9,000 in 1999, 1998 and 1997, representing interest in all three years.

     The $133,000 receivable represents the unpaid balance of a loan made in fiscal year 1994 to the Chief Executive Officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan is full-recourse and bears interest at the applicable federal rate determined by the Internal Revenue Service (5.25% as of June 30, 1999). The loan is due on demand but no later than October 31, 2001.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   COMMITMENTS AND CONTINGENCIES

     Leases

     At June 30, 1999, the Company maintained leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

      Fiscal Year                             Amount
     -------------------------------------------------
      2000                                   $  1,076
      2001                                        705
      2002                                        432
      2003                                        226
      2004                                        221
      Thereafter                                  221
                                            ----------
                                             $  2,881
                                            ==========

     Net rental expense was $1,000,000, $869,000 and $783,000 in fiscal years 1999, 1998 and 1997, respectively.

     Shareholder Rights Plan

     During fiscal year 1989, the Company adopted a shareholder rights plan, which expired June 25, 1999. Under the plan, one preferred stock purchase right was distributed for each share of common stock outstanding. Each right entitled holders of the Company's common stock to buy one one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock at an exercise price of $17.50, following certain change of control events including a tender offer for, or acquisition by, any entity of 20% or more of the Company's common stock.

     Severance Benefit Agreements

     The Company has entered into annually-renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount of salary that could be required to be paid under these contracts, if such events occur, totaled approximately $1,783,000 as of June 30, 1999. In addition to salary, severance benefits include the cost of life, disability, accident and health insurance for 24 months, a prorata calculation of bonus for the current year and a gross-up payment for all federal, state and excise taxes due on the severance payment.

     Employment Agreement

     Effective July 1, 1998, the Company entered into a new five-year employment agreement with its Chief Executive Officer which replaced the previous agreement that had been in effect since July 1, 1993. This agreement is renewable after the initial five-year term on a year-to-year basis unless the Company or the officer gives termination notice at least sixty days prior to expiration of the initial or subsequent terms. The agreement provides for base salary plus 1) an annual incentive bonus based on corporate performance, as defined each year by the Board of Directors, 2) a long-term incentive bonus in the form of stock options, 3) specified benefits upon termination of employment (for reasons other than cause or change in control) which are effective for one year thereafter and 4) a bonus paid on dispositions of subsidiaries or divisions of the Company.

     No annual bonus was paid in fiscal years 1999, 1998 or 1997. Stock options to purchase 69,000 and 100,000 shares of common stock of the Company were granted subsequent to fiscal years ended June 30, 1999 and 1998, repectively, under the long-term incentive portion of the current and previous agreements. In July 1999 the Board of Directors voted to immediately vest options to purchase 127,000 shares of stock which had been issued in previous years. As of June 30, 1999, the maximum amount that could be required to be paid under the termination clause of the agreement was approximately $399,000.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Consulting Agreement

     Effective September 1, 1998, the Company entered into a Consulting Agreement with the Chairman of the Board of Directors who is a major shareholder. Under the Agreement, he is compensated for providing consulting services to the Company primarily on matters involving the Company's Motion Control business, as well as other matters as requested by the Chief Executive Officer. During fiscal year 1999, the Company paid $137,750 to the Chairman of the Board under the Agreement.

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

9.   SEGMENT INFORMATION

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

     Power and Process Business

     Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. The power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for Supervisory Control and Data Acquisition (SCADA) systems.

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

     Hathaway's state-of-the-art software system for SCADA has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, the system is being marketed to the power utility industry. The Company has successfully sold the system with certain other Hathaway products and target the combined product at substation automation and integration applications used in power generation, transmission and distribution facilities.

     Motion Control Business

     Motion Control offers quality, cost-effective products that suit a wide range of applications in the industrial, medical, military and aerospace sectors, as well as in manufacturing of analytical instruments and computer peripherals. The end products using Hathaway technology include special

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   SEGMENT INFORMATION (CONTINUED)

     industrial and technical products such as satellite tracking systems, MRI scanners, and high definition printers.

     The group designs, manufactures and markets direct current brush and brushless motors, related components, and drive and control electronics as well as precision direct-current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors.

     The group also manufactures optical encoders that are used to measure rotational and linear movements of parts as well as fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance.

     The following provides information on the Company's segments (in thousands):

                                                                   For the fiscal year ended June 30,
                                                       1999                        1998                      1997
                                             ----------------------      ---------------------     ----------------------
                                              Power and    Motion         Power and   Motion        Power and    Motion
                                               Process     Control         Process    Control        Process     Control
                                             ----------------------      ---------------------     ----------------------
     Revenue from external customers           $28,711     $12,980         $27,476    $13,841        $27,069     $12,877
     Equity income from investments in
       joint ventures                              329          --             222         --             --          --
     Income (loss) before income taxes          (1,932)        487          (4,659)     1,848         (3,402)      1,218
     Identifiable assets                         9,232       5,006           9,985      3,969         12,320       3,965

     The following is a reconciliation of segment information to consolidated information:

                                                  For the fiscal year ended or
                                                          as of June 30,
                                                  1999        1998        1997
                                                --------------------------------
     Segments' loss before income taxes          $(1,445)   $(2,811)   $(2,184)
     Corporate activities                            128        650         (8)
                                                --------------------------------
     Consolidated loss before income taxes       $(1,317)   $(2,161)   $(2,192)
                                                ================================


     Segments' identifiable assets               $14,238    $13,954    $16,285
     Corporate assets and eliminations             2,160      3,866      4,192
                                                --------------------------------
     Consolidated total assets                   $16,398    $17,820    $20,477
                                                ================================

     The Company's wholly-owned foreign subsidiaries in the United Kingdom and Canada are included in the accompanying consolidated financial statements. The Company closed its Canadian operating facility during fiscal year 1997. Financial information for the foreign subsidiaries is summarized below (in thousands):

                                                        For the Fiscal Years Ended June 30,
                                                       1999             1998             1997
                                                    -------------------------------------------
     Revenues derived from foreign subsidiaries       $ 7,744         $ 7,197          $ 7,031
     Identifiable assets                                3,179           3,723            4,335

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected Quarterly Financial Data for each of the four quarters in fiscal years 1999 and 1998 is as follows (in thousands, except per share data):

                                                   First      Second        Third      Fourth
                    1999                          Quarter     Quarter      Quarter     Quarter
     -------------------------------------------------------------------------------------------
     Revenues                                     $ 9,118     $10,539      $10,550     $11,484
     Operating income (loss)                       (1,165)       (300)        (385)        309
     Net income (loss)                             (1,307)       (346)        (379)        507
     Basic and diluted net (loss) per share       $ (0.31)    $ (0.08)     $ (0.09)    $  0.12

                                                   First      Second        Third      Fourth
                    1998                          Quarter     Quarter      Quarter     Quarter
     -------------------------------------------------------------------------------------------
     Revenues                                     $ 9,539     $11,137      $ 9,804     $10,837
     Operating (loss)                                (874)        (79)        (630)       (683)
     Net (loss)                                      (589)       (157)        (690)       (541)
     Basic and diluted net (loss) per share       $ (0.14)    $ (0.04)     $ (0.16)    $ (0.13)

11.  RESTRUCTURING OF OPERATIONS

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

12.  INCOME TAX RULING REQUEST

     In June 1998, the Company filed a request for an income tax ruling by the Internal Revenue Service (IRS) with respect to the tax-free treatment of the possible spin-off of its Power and Process Business. The proposed spin-off would separate the Company's Power and Process Business from its Motion Control Business. Prior to the spin-off, the Power and Process Business will be organized under one of Hathaway's subsidiaries, Hathaway Systems Corporation (HSC). If such transaction were to occur, all of the outstanding shares of HSC would be distributed to the Hathaway shareholders, and thereafter, the Power and Process Business would operate as a separate publicly-owned company under the name of Hathaway Corporation and the Motion Control Business would operate as a separate publicly-owned company under the name of Hathaway Motion Control Corporation. In December 1998, the IRS issued a favorable ruling on the proposed transaction. The primary purpose for the spin-off would be to obtain additional bank financing. The final decision as to whether to proceed with the spin-off will be made by the Company's Board of Directors after consideration of all relevant factors. Because management has not committed to such spin-off, the Power and Process Business has not been treated as a discontinued operation.

                             HATHAWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Item 10.  Directors and Executive Officers of the Registrant.

Information required by this item is set forth in the sections entitled "Election of Directors" (page 2), "Executive Officer" (page 3) and " Section 16(a) Beneficial Ownership Reporting Compliance" (page 9) in the Company's Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is set forth in the section entitled "Executive Compensation" (pages 5 through 7) in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" (pages 4 through 5) in the Company's Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Effective September 1, 1998, the Company entered into a consulting agreement (Agreement) with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major shareholder of the Company. Under the Agreement, he is compensated for providing consulting services to the Company primarily on matters involving the Company's Motion Control business, as well as other matters as requested by the Chief Executive Officer. During fiscal year 1999, the Company paid $137,750 to Mr. Prince under the Agreement.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
a)  The following documents are filed as part of this Report:
    1. Financial Statements
       a)  Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998.
       b) Consolidated Statements of Operations for each of the fiscal years in the three-year period ended June 30, 1999.
       c) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended June 30, 1999.
       d) Consolidated Statements of Stockholders' Investment for each of the fiscal years in the three-year period ended June 30, 1999.
       e)  Notes to Consolidated Financial Statements.
       f)  Report of Independent Public Accountants.

    2. Financial Statement Schedules
       II.  Valuation and Qualifying Accounts.

    3. Exhibits

       Exhibit No.                                             Subject
       ----------                                              -------
          3.1        *Restated Articles of Incorporation.

          3.2        *Amendment to Articles of Incorporation, dated September 24, 1993.

          3.3        *By-laws of the Company adopted August 11, 1994.

            4        *Rights Agreement between Hathaway Corporation and Bank of America National Trust and
                      Savings Association, dated June 15, 1989. Incorporated by reference to the Company's
                      1989 Annual Report and Form 10-K for the fiscal year ended June 30, 1989.

         10.1        *The 1983 Incentive and Non-Qualified Stock Option Plan dated September 22, 1983.
                      Incorporated by reference to the Company's Form S-8 filed May 10, 1984.

         10.2        *Severance Agreement dated June 15, 1989 between Hathaway Corporation and Richard D.
                      Smith.  Incorporated by reference to Exhibit 10n(ii) to the Company's 1989 annual
                      Report and Form 10-K for the fiscal year ended June 30, 1989.

         10.3        *Amendment to the 1983 Incentive and Non-Qualified Stock Option Plan dated January 4,
                      1989. Incorporated by reference to the Company's Form S-8 filed October 25, 1990.

         10.4        *The 1989 Incentive and Non-Qualified Stock Option Plan dated January 4, 1989.
                      Incorporated by reference to the Company's Form S-8 filed October 25, 1990.

         10.5        *Joint Venture Agreement between Zibo Kehui Electric Company and Hathaway Instruments
                      Limited, for the establishment of Zibo Kehui Electric Company Ltd., dated July 25,
                      1993.  Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the
                      fiscal year ended June 30, 1994.

         10.6        *Promissory Note from Richard D. Smith to Hathaway Corporation, dated October 26,
                      1993.  Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the
                      fiscal year ended June 30, 1994.

       Exhibit No.                                             Subject
       ----------                                              -------
         10.7        *Joint Venture Contract between Si Fang Protection and Control Company Limited and
                      Hathaway Corporation for the establishment of Beijing Hathaway Si Fang Protection and Control Company, Ltd., dated March 2, 1994.  Incorporated by reference to
                      Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 1994.

         10.8        *Joint Venture Contract between Wuhan Electric Power Instrument Factory, Beijing
                      Huadian Electric Power Automation Corporation and Hathaway Corporation for the
                      establishment of Hathaway Power Monitoring Systems Company, Ltd., dated June 12,
                      1995.  Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the
                      fiscal year ended June 30, 1995.

         10.9        *Technology License Contract between Wuhan Electric Power Instrument Factory and
                      Beijing Huadian Electric Power Automation Corporation on behalf of Hathaway Power
                      Monitoring Systems Company, Ltd. and Hathaway Corporation, dated June 12, 1995.
                      Incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended June 30, 1995.

        10.10        *Supplementary Agreement between Wuhan Electric Power Instrument Factory, Beijing
                      Huadian Electric Power Automation Corporation and Hathaway Corporation, dated August
                      30, 1995.  Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended June 30, 1995.

        10.11        *Management Incentive Bonus Plan for the fiscal year ending June 30, 1996.
                      Incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended June 30, 1995.**

        10.12        *Purchase Agreement between Hathaway Corporation and Tate Engineering Services
                      Corporation dated October 10, 1996, for the Company's purchase of all the issued and outstanding stock of Tate Integrated Systems, Inc.  Incorporated by reference to the
                      Company's Form 8-K dated October 25, 1996.

        10.13        *Joint Venture Agreement between KUB Holdings Bhd. And Tate Integrated Systems, L.P.
                      dated March 9, 1995 and Supplement dated June 15, 1995.  Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 1997.

        10.14        *License Agreement between Tate Integrated Systems, L.P. and KUB-TIS Controls Sdn.
                      Bhd. dated March 9, 1995.  Incorporated by reference to Exhibit 10.24 to the
                      Company's Form 10-K for the fiscal year ended June 30, 1997.

        10.15        *Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank.  Incorporated
                      by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended
                      June 30, 1998.

        10.16        *Schedule to Loan and Security Agreement dated May 7, 1998 between Hathaway
                      Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley
                      Bank. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the
                      fiscal year ended June 30, 1998.

        10.17        *Amendment Number One dated August 1, 1998 to the 1989 Incentive and Non-Qualified
                      Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Company's Form
                      10-K for the fiscal year ended June 30, 1998.

       Exhibit No.                                             Subject
       ----------                                              -------
        10.18        *The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998.
                      Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.

        10.19         Employment Agreement between Hathaway Corporation and Richard D. Smith, effective
                      August 13, 1998.

        10.20         Consulting Agreement between Hathaway Corporation and Eugene E. Prince dated
                      September 1, 1998.

           21         List of Subsidiaries

           22        *Definitive Proxy Statement, dated September 23, 1999 for the Registrant's 1999
                      Annual Meeting of Shareholders.

           23         Consent of ARTHUR ANDERSEN LLP.

           27         Financial Data Schedule

            * These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference .

            ** The Management Incentive Bonus Plans for the fiscal years ending June 30, 1997, 1998 and 1999 are omitted because they are substantially identical in all material respects to the Management Incentive Bonus Plan for the fiscal year ending June 30, 1996 previously filed with the Commission, except for the fiscal years to which they apply.

(b)      Reports on Form 8-K.
              No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

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

                              Date:  September 20, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                   Signatures                                    Title                                   Date

/s/ Richard D. Smith                               President, Chief Executive                 September 20, 1999
--------------------                               Officer, Chief Financial Officer
Richard D. Smith                                   and Director

/s/ Eugene E. Prince                               Chairman of the Board of Directors         September 20, 1999
--------------------
Eugene E. Prince

/s/ George J. Pilmanis                             Director                                   September 20, 1999
----------------------
George J. Pilmanis

/s/ Delwin D. Hock                                 Director                                   September 20, 1999
------------------
Delwin D. Hock

/s/ Chester H. Clarridge                           Director                                   September 20, 1999
------------------------
Chester H. Clarridge

/s/ Graydon D. Hubbard                             Director                                   September 20, 1999
----------------------
Graydon D. Hubbard

                              HATHAWAY CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                       Balance at     Charged to      Deductions                   Balance at
                                      Beginning of     Costs and        from                         End of
                                         Period        Expenses       Reserves       Other /(1)/       Period
-------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1999:
     Reserve for bad debts             $  599         $   14           $ (134)           --          $  479
-------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1998:
     Reserve for bad debts             $  492         $  136           $  (29)           --          $  599
-------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1997:
     Reserve for bad debts             $  321         $  105           $  (34)       $  100          $  492
-------------------------------------------------------------------------------------------------------------


     /(1)/ Represents the effect of the Tate acquisition.