Form 10-Q
period 1999-09-30
HATHAWAY CORP
filed 1999-11-15
CIK 46129

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                               ----------------

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended                                     Commission File Number
September 30, 1999                                               0-4041
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


        Number of Shares of the only class of Common Stock outstanding:
                     (4,283,000 as of September 30, 1999)

                                                                                         Page No.
                                                                                         --------

PART I.  FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets
                        September 30, 1999 and June 30, 1999 (Unaudited)................        1

                     Condensed Consolidated Statements of Operations
                        Three months ended September 30, 1999 and 1998 (Unaudited)......        2

                     Condensed Consolidated Statements of Cash Flows
                        Three months ended September 30, 1999 and 1998 (Unaudited)......        3

                     Notes to Condensed Consolidated Financial Statements (Unaudited)           4

          Item 2.    Management's Discussion and Analysis of Operating
                        Results and Financial Condition.................................        7

PART II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K...................................       10

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                            September 30,            June 30,
                                                                                1999                   1999
-------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
 Cash and cash equivalents                                                        $ 1,087             $ 2,416
 Restricted cash                                                                      658                 646
 Trade receivables, net                                                             5,744               6,465
 Inventories, net                                                                   4,400               3,316
 Other                                                                              1,267               1,170

Total current assets                                                               13,156              14,013
Property and equipment, net                                                         1,658               1,720
Investment in joint ventures, net                                                     614                 514
Cost in excess of net assets acquired, net                                            115                 126
Other long-term assets                                                                 17                  25
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $15,560             $16,398
=============================================================================================================

Liabilities and Stockholders' Investment
Current Liabilities:
 Line of credit classified as current                                             $ 1,308             $ 1,308
 Accounts payable                                                                   1,770               1,570
 Accrued and other current liabilities                                              3,751               4,204
Total Liabilities                                                                   6,829               7,082
-------------------------------------------------------------------------------------------------------------

Stockholders' Investment:
 Common stock                                                                         100                 100
 Additional paid-in capital                                                         9,954               9,954
 Loans receivable for stock                                                          (235)               (235)
 Retained earnings                                                                  2,595               3,316
 Cumulative translation adjustments                                                   290                 154
 Treasury stock                                                                    (3,973)             (3,973)

Total Stockholders' Investment                                                      8,731               9,316
Total Liabilities and Stockholders' Investment                                    $15,560             $16,398
=============================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                   For the three months ended
                                                                          September 30,
                                                                    1999                1998
-------------------------------------------------------------------------------------------------------------
                                                                  $ 8,905             $ 9,118
Revenues

Operating costs and expenses:
 Cost of products sold                                              5,763               6,214
 Selling                                                            1,495               1,693
 General and administrative                                         1,241               1,194
 Engineering and development                                        1,144               1,123
 Amortization of intangibles                                           24                  59
---------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                  9,667              10,283
---------------------------------------------------------------------------------------------------------------
Operating loss                                                       (762)             (1,165)

Other income (expenses), net:
 Equity income from investments in joint ventures                     100                 ---
 Interest and dividend income                                          18                  36
 Interest expense                                                     (35)                (38)
 Other income (expenses), net                                         (84)               (135)
---------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                      (1)               (137)
---------------------------------------------------------------------------------------------------------------
Loss before income taxes                                             (763)             (1,302)
Benefit (provision) for income taxes                                   42                  (5)
---------------------------------------------------------------------------------------------------------------
Net loss                                                          $  (721)            $(1,307)
---------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share                              $ (0.17)            $ (0.31)
=============================================================================================================
Basic and diluted weighted average shares outstanding               4,283               4,283
=============================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  For the three months ended
                                                                                         September  30,
                                                                                    1999                1998
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                          $  (721)            $(1,307)
Adjustments to reconcile net loss to net cash from operating activities:
 Depreciation and amortization                                                        218                 261
 Other                                                                                 60                 137
 Changes in assets and liabilities, net of effect of purchase of
  Ashurst Logistic Electronics Limited effective July 1, 1998:
  (Increase) decrease in -
     Restricted cash                                                                  (12)               (101)
     Receivables                                                                      698                 335
     Inventories                                                                   (1,084)                 78
     Prepaid expenses and other                                                       (89)               (290)
  Increase (decrease) in -
     Accounts payable                                                                 200                (370)
     Accrued liabilities and other                                                   (452)                 38

Net cash used in operating activities                                              (1,182)             (1,219)

Cash Flows From Investing Activities:
 Purchase of property and equipment                                                  (154)               (250)
 Dividend from joint venture investment                                                --                 120
 Purchase of Ashurst Logistic Electronics Limited, net of cash                         --                (258)
  acquired

Net cash used in investing activities                                                (154)               (388)

Cash Flows from Financing Activities:
 Repayments on line of credit                                                         (45)               (150)
 Borrowings on line of credit                                                          45                  43

Net cash used in financing activities                                                  --                (107)
                                                                                        7                  12
Effect of foreign exchange rate changes on cash

Net decrease in cash and cash equivalents                                          (1,329)             (1,702)
Cash and cash equivalents at beginning of year                                      2,416               3,443
Cash and cash equivalents at September 30                                         $ 1,087             $ 1,741
=============================================================================================================

                             HATHAWAY CORPORATION
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 1999 Annual Report and Form 10-K previously filed by the Company.

2.   Inventories
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                                         September 30,        June 30,
                                                                             1999               1999
                                                                     --------------------------------------
Parts and raw materials, net                                                $2,546             $2,227
Finished goods and work-in process, net                                      1,854              1,089
                                                                            $4,400             $3,316
                                                                     ======================================

                             HATHAWAY CORPORATION
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

3.   Basic and Diluted Earnings Per Share
     ------------------------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                              For the three months ended
                                                                     September 30,
                                                               1999                1998
                                                       ---------------------------------------
Numerator:
 Net loss                                                     $ (721)            $(1,307)
Denominator:
 Weighted average outstanding shares                           4,283               4,283
Basic and Diluted net loss per share                          $(0.17)            $ (0.31)
                                                       =======================================

     At September 30, 1999 and 1998, stock options totaling 871,004 and 838,204, respectively, were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

4.   Segment Information
     -------------------

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

     The following provide information on the Company's segments (in thousands):

                                                         For the three months ended September 30,
                                          --------------------------------------------------------------------
                                                       1999                                 1998
                                          -------------------------------      -------------------------------
                                              Power and        Motion              Power and        Motion
                                               Process         Control              Process         Control
                                          -------------------------------      -------------------------------
Revenues from external customers               $ 4,838         $ 4,067              $ 6,062         $ 3,056
Income (loss) before income taxes               (1,363)            626               (1,151)            (94)

                                              As of September 30, 1999               As of June 30, 1999
                                         --------------------------------      ------------------------------
                                              Power and        Motion              Power and        Motion
                                               Process         Control              Process         Control
                                         --------------------------------      ------------------------------
Identifiable assets                            $ 8,908         $ 5,438              $ 9,232         $ 5,006

                             HATHAWAY CORPORATION
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   Segment Information (Continued)
     -------------------------------

     The following is a reconciliation of segment information to consolidated information:

                                                                  For the three months ended
                                                                        September  30,
                                                                   1999                1998
                                                               -------------------------------
Segments' loss before income taxes                                $  (737)            $(1,245)
Corporate activities                                                  (26)                (57)
Consolidated loss before income taxes                             $  (763)            $(1,302)
                                                               ===============================
                                                                   As of               As of
                                                                September 30,         June 30,
                                                                   1999                1999
                                                               -------------------------------
Segments' identifiable assets                                     $14,346             $14,238
Corporate assets and eliminations                                   1,214               2,160
Consolidated total assets                                         $15,560             $16,398
                                                               ===============================

5.    Comprehensive Loss
      ------------------

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

     Comprehensive loss is computed as follows (in thousands):

                                                                For the three months ended
                                                                       September 30,
                                                                   1999              1998
                                                            -----------------------------------
Net loss                                                          $(721)          $(1,307)
Translation adjustment                                              136                88
Comprehensive loss                                                 (585)           (1,219)
                                                            ===================================

                             HATHAWAY CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  OPERATING RESULTS AND FINANCIAL CONDITION

All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: future financial performance may be impacted by the unavailability of sufficient capital on satisfactory terms to finance the Company's business plan, general business and economic conditions in the domestic and international markets, uncertainty in the viability of international markets, particularly the Asian market, and the impact of political unrest on market forces, the introduction of new technologies and competitors into the systems and instrumentation markets where the Company competes, uncertainties in acceptance of new products in the existing power and process market environment, increased competition and changes in competitor responses to the Company's products, further adverse changes in the regulatory environment, availability of qualified personnel, and others. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "expects," "plans," "anticipates," "intends" or "should" to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein.

Operating Results
-----------------

For the first quarter ended September 30, 1999, the Company recognized a net loss of $721,000 or $.17 per share, compared to a net loss of $1,307,000 or $.31 per share, for the same period last year. The decrease in the net loss resulted from improved profitability in the Motion Control segment (Motion Control), partially offset by an increased loss in the Power and Process segment (Power and Process).

Revenues decreased 2% in the first quarter from $9,118,000 last year to $8,905,000 this year. The 2% decrease in revenues was due to a 20% decrease in revenues from Power and Process, partially offset by a 33% increase in revenues from Motion Control.

Motion Control realized pretax profit of $626,000 on revenues of $4,067,000 for the first quarter of fiscal year 2000 compared with a pretax loss of $94,000 on revenues of $3,056,000 for the same period last year. The increase in Motion Control revenues was a reflection of its expansion into new markets and broader segments of its existing markets in addition to some recovery in the semi-conductor industry.

Power and Process reported revenues of $4,838,000 and a pretax loss of $1,363,000 for the first quarter of fiscal year 2000 compared with revenues of $6,062,000 and a pretax loss of $1,151,000 for the first quarter last year. The decrease in revenues was due to the delayed introduction of a new fault recording product; deliveries of this product are now being made. In addition, Power and Process typically experiences its lowest operating results in the first fiscal quarter of each year and expects an improvement in results during the balance of the year. During the first fiscal quarter ended September 30, 1999, the backlog of power instrumentation products, including fault recording and maintenance products increased by $1,328,000.

Sales to international customers decreased from 36% of total sales in the first fiscal quarter of last year to 28% in the first fiscal quarter of this year. The decrease was due to the continuing effect of the downturn in the Far East markets and the delay in the introduction of new Power and Process products.

Cost of products sold decreased from 68% of revenues in the first quarter of fiscal 1999 to 65% of revenues in fiscal 2000. The decrease results primarily from Motion Control and is due to changes in the mix of products sold and absorption of fixed manufacturing costs by a larger sales volume. Selling, general and administrative, and engineering and development expenses decreased 4% from $4,069,000 in the first quarter of fiscal 1999 to $3,904,000 in fiscal 2000 due to overall cost reduction efforts of the Company.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

During the first quarter of fiscal year 2000, the Company recognized a portion of its share of equity income from its Chinese joint ventures. The amount recognized was $100,000 as compared to $0 in the same period last year. The amount represents a portion of the joint ventures' expected annual results. The Company will revise its estimates of its share of equity in income (loss) from its joint ventures as necessary over the remainder of the fiscal year.

In the quarter ended September 30, 1999, the Company recognized a $42,000 benefit for income taxes compared to a provision for income taxes of $5,000 recognized last year. The amount is based on projected taxable income and utilization of domestic net operating losses carried forward.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,329,000 during the first quarter of fiscal 2000 to a balance of $1,087,000 at September 30, 1999, compared to $2,416,000 at June 30, 1999. This decrease reflects $1,329,000 used in the first quarter of fiscal 2000 compared to $1,702,000 used in the same period last year. Operating activities used $1,182,000 in the first quarter of the current fiscal year, compared to $1,219,000 used in the same quarter of the prior year. The decreased use of cash was due to a decrease in net loss, offset by fluctuations in working capital balances. Inventories increased $1,084,000 during the first quarter of fiscal 2000 compared to a decrease of $78,000 during the same quarter last year. The increase is due to additional inventory purchases made to fulfil the Company's increased backlog of orders and anticipated future orders. The Company expects cash to be provided during the balance of the year in line with the typically low results in the first fiscal quarter of each year and the expected improvement in operating results for the balance of the year.

Cash of $154,000 was used by investing activities in the first quarter of fiscal 2000, compared to $388,000 used in investing activities during the first quarter last year. The variance was due to a decrease in property and equipment purchases and a prior year acquisition, offset by a dividend received from a joint venture investment in the prior year.

No net cash was used for financing activities during the first quarter of fiscal year 2000, compared to $107,000 used in the first quarter of fiscal 1999. The decreased use of cash was due to a decrease in repayments on the line of credit during the current quarter.

The Company expects to fund its remaining fiscal 2000 working capital, capital expenditure and debt service requirements from the existing cash balance of $1,087,000 and the $1,692,000 available under the long-term financing agreement at September 30, 1999. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's long-term financing agreement with Silicon Valley Bank matures on May 7, 2000 but will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it will be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION

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

The Company is completing an assessment of its products to determine which products will be affected by Year 2000 issues. Test procedures have been modeled from the public document titled "Year 2000 Test Procedures", published by General Motors Corporation, and include a step by step method of date verification using each interface to the product. Testing of most products is completed or under way. Modifications and updates have been or are being made as needed for products that are not Y2K compliant. With the possible exception of some of the older RTU protocol software, testing of all of the Company's current products will be complete before December 31, 1999. Some of the Company's older products that are no longer sold will not be tested for compliance. The Company will indicate on its Web site which products will not be tested.

The Company has completed its assessment of its internal systems, processes and facilities for Year 2000 compliance and they are now 100% compliant. The Company's assessment of its suppliers', service providers' and contractors' Year 2000 compliance is complete and sources have generally attested to being compliant. Alternative sources for major suppliers have been identified so that a secondary supplier will be available in the event that disruption in supply occurs from the primary supplier.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1999 Annual Report to Stockholders.

         27. Financial Data Schedule.
             *This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)      Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended September 30, 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HATHAWAY CORPORATION

DATE:  November 12, 1999          By:  /s/ Richard D. Smith
     --------------------            ----------------------------------------
                                       President, Chief Executive Officer and
                                       Chief Financial Officer