Form 10-Q
period 1999-12-31
HATHAWAY CORP
filed 2000-02-14
CIK 46129

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                               ________________

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



   For the Quarter Ended                          Commission File Number
     December 31, 1999                                    0-4041
        (Unaudited)
                               ________________

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


                          YES    X         NO  ______
                               -----


        Number of Shares of the only class of Common Stock outstanding:
                      (4,283,000 as of December 31, 1999)

                             HATHAWAY CORPORATION
                                    INDEX

                                                                                          Page No.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements


               Condensed Consolidated Balance Sheets
                 December 31, 1999 and June 30, 1999 (Unaudited).........................   1

               Condensed Consolidated Statements of Operations
                 Three and six months ended December 31, 1999 and 1998 (Unaudited).......   2

               Condensed Consolidated Statements of Cash Flows
                 Six months ended December 31, 1999 and 1998 (Unaudited).................   3

               Notes to Condensed Consolidated Financial Statements (Unaudited)..........   4

     Item 2.   Management's Discussion and Analysis of Operating
                 Results and Financial Condition.........................................   8

PART II. OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.......................  11

     Item 6.   Exhibits and Reports on Form 8-K..........................................  11

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                      December 31,     June 30,
                                                                          1999           1999
-----------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                            $ 1,708         $ 2,416
  Restricted cash                                                          208             646
  Trade receivables, net                                                 7,019           6,465
  Inventories, net                                                       4,358           3,316
  Other                                                                    977           1,170
-----------------------------------------------------------------------------------------------
Total current assets                                                    14,270          14,013
Property and equipment, net                                              1,568           1,720
Investment in joint ventures, net                                          984             514
Cost in excess of net assets acquired, net                                  96             126
Other long-term assets                                                      10              25
-----------------------------------------------------------------------------------------------
Total Assets                                                           $16,928         $16,398
===============================================================================================

Liabilities and Stockholders' Investment
Current Liabilities:
  Line of credit classified as current                                 $ 1,443         $ 1,308
  Accounts payable                                                       1,764           1,570
  Accrued current liabilities and other                                  4,433           4,204
-----------------------------------------------------------------------------------------------
Total Liabilities                                                        7,640           7,082
-----------------------------------------------------------------------------------------------

Stockholders' Investment:
  Common stock                                                             100             100
  Additional paid-in capital                                             9,954           9,954
  Loans receivable for stock                                              (235)           (235)
  Retained earnings                                                      3,212           3,316
  Cumulative translation adjustment                                        230             154
  Treasury stock                                                        (3,973)         (3,973)
-----------------------------------------------------------------------------------------------
Total Stockholders' Investment                                           9,288           9,316
-----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                         $16,928         $16,398
===============================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                       For the three months ended   For the six months ended
                                                              December 31,                 December 31,
                                                         1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------
Revenues                                               $11,151        $10,539        $20,056        $19,657

Operating costs and expenses:
      Cost of products sold                              6,736          6,605         12,499         12,819
      Selling                                            1,467          1,924          2,962          3,617
      General and administrative                         1,343          1,153          2,584          2,347
      Engineering and development                        1,083          1,100          2,227          2,223
      Amortization of intangibles and other                 21             57             45            116
------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                      10,650         10,839         20,317         21,122
------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    501           (300)          (261)        (1,465)

Other income (expenses), net:
      Equity income from investments in joint ventures     100             --            200             --
      Interest and dividend income                          14             17             32             53
      Interest expense                                     (36)           (33)           (71)           (71)
      Other income (expenses), net                         116            (34)            32           (169)
------------------------------------------------------------------------------------------------------------
Total other income (expenses), net                         194            (50)           193           (187)
------------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                    695           (350)           (68)        (1,652)
Benefit (provision) for income taxes                       (78)             4            (36)            (1)
------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   617        $  (346)       $  (104)       $(1,653)
============================================================================================================

Basic and diluted net income (loss) per share          $  0.14        $ (0.08)       $ (0.02)       $ (0.39)
============================================================================================================

Basic weighted average shares outstanding                4,283          4,283          4,283          4,283
============================================================================================================

Diluted weighted average shares outstanding              4,297          4,283          4,283          4,283
============================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                         For the six months ended
                                                                                               December 31,
                                                                                           1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                                 $   (104)      $  (1,653)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization                                                              438             470
   Equity income from investment in joint venture                                            (200)             --
   Gain on partial sale of investment in joint venture                                       (126)             --
   Other                                                                                      131              82
   Changes in assets and liabilities, net of effect of purchase of Ashurst
     Logistic Electronics Limited effective July 1, 1998:
     (Increase) decrease in -
     Restricted cash                                                                          438            (141)
     Receivables                                                                             (600)            (16)
     Inventories                                                                           (1,042)            753
     Prepaid expenses and other                                                               207             (11)
   Increase (decrease) in -
     Accounts payable                                                                         194            (635)
     Accrued liabilities and other                                                            229               4
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                        (435)         (1,147)

Cash Flows From Investing Activities:
  Purchase of property and equipment, net                                                    (272)           (297)
  Investment in joint venture                                                                (425)            (35)
  Proceeds from partial sale of investment in joint venture                                   143              --
  Dividend from joint venture                                                                 139             121
  Purchase of interest in Ashurst Logistic Electronics Limited, net of cash
   acquired                                                                                    --            (281)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (415)           (492)

Cash Flows from Financing Activities:
  Repayments on line of credit                                                                (65)           (150)
  Borrowings on line of credit                                                                200              97
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           135             (53)
Effect of foreign exchange rate changes on cash                                                 7              (3)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (708)         (1,695)
Cash and cash equivalents at beginning of year                                              2,416           3,443
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                                 $  1,708       $   1,748
===================================================================================================================

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

2.   Inventories
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                    December 31,         June 30,
                                                       1999                1999
                                                    -------------------------------
Parts and raw materials, net                         $    2,364         $    2,227
Finished goods and work-in process, net                   1,994              1,089
                                                    -------------------------------
                                                     $    4,358         $    3,316
                                                    ===============================

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Basic and Diluted Earnings Per Share
     ------------------------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                      For the three months ended       For the six months ended
                                                             December 31,                     December 31,
     Basic EPS Computation                              1999              1998           1999            1998
                                                     -------------------------------------------------------------
     Numerator:
       Net income (loss)                              $    617          $   (346)      $   (104)       $ (1,653)
     Denominator:
       Basic weighted average
       outstanding shares                                4,283             4,283          4,283           4,283
                                                     -------------------------------------------------------------
     Basic net income (loss) per share                $   0.14          $  (0.08)      $  (0.02)       $  (0.39)

                                                      For the three months ended       For the six months ended
                                                             December 31,                     December 31,
     Basic EPS Computation                              1999              1998           1999            1998
                                                     -------------------------------------------------------------
     Numerator:
       Net income (loss)                              $    617          $   (346)      $   (104)       $ (1,653)
     Denominator:
       Diluted weighted average
       outstanding shares                                4,297             4,283          4,283           4,283
                                                     -------------------------------------------------------------
     Diluted net income (loss) per share              $   0.14          $  (0.08)      $  (0.02)       $  (0.39)

     Stock options to purchase 885,004 and 839,704 shares were excluded from the calculation of diluted loss per share for the six months ended December 31, 1999 and the three and six months ended December 31, 1998, respectively, since the result would have been anti-dilutive.

4.   Segment Information
     -------------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following provide information on the Company's segments (in thousands):

                                                     For the three months ended             For the six months ended
                                                            December 31,                          December 31,
                                                       1999               1998               1999              1998
                                                ------------------ ------------------ ------------------ -----------------
                                                  Power              Power              Power              Power
                                                   and    Motion      and    Motion      and    Motion      and    Motion
                                                 Process  Control   Process  Control   Process  Control   Process  Control
                                                ------------------ ------------------ ------------------ -----------------
Revenues from external
 customers                                       $ 6,640  $ 4,511   $ 7,481  $ 3,058   $11,478  $ 8,578   $13,543  $ 6,114
Income (loss) before
 income taxes                                         35      721      (440)      70    (1,327)   1,346    (1,591)     (24)

                                                     As of December 31, 1999              As of June 30, 1999
                                                     Power and       Motion              Power and      Motion
                                                      Process        Control              Process       Control
                                                   ---------------------------         --------------------------
Identifiable assets                                  $ 10,523        $ 5,799             $  9,232       $ 5,006

The following is a reconciliation of segment information to consolidated information:

                                                 For the three months ended       For the six months ended
                                                        December 31,                     December 31,
                                                   1999              1998           1999            1998
                                                -------------------------------------------------------------
Segments' income (loss) before
 income taxes                                    $    756          $   (370)      $     19        $ (1,615)
Corporate activities                                  (61)               20            (87)            (37)
                                                -------------------------------------------------------------
Consolidated income (loss) before
 income taxes                                    $    695          $   (350)      $    (68)       $ (1,652)
                                                =============================================================

                                                      As of             As of
                                                    December 31,      June 30,
                                                      1999              1999
                                                  -----------------------------
Segments' identifiable assets                        $ 16,322         $ 14,238
Corporate assets and eliminations                         606            2,160
                                                  -----------------------------
Consolidated total assets                            $ 16,928         $ 16,398
                                                  =============================

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   Comprehensive Loss
     ------------------

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     Comprehensive income (loss) is computed as follows (in thousands):

                                                      For the three months ended       For the six months ended
                                                             December 31,                     December 31,
                                                        1999              1998           1999            1998
                                                     -------------------------------------------------------------
     Net income (loss)                                $    617          $   (346)      $   (104)       $ (1,653)
     Translation adjustment                                (60)              (80)            76               8
                                                     -------------------------------------------------------------
     Comprehensive income
        (loss)                                        $    557          $   (426)      $    (28)       $ (1,645)
                                                     =============================================================

6.   Recently Issued Accounting Standards

     In December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This Bulletin summarizes certain of the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The effect, if any, of adopting most of the guidance included in the Bulletin should be accounted for as a change in accounting principle no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company anticipates adopting such guidance in its fiscal quarter ending September 30, 2000. The Company is in the process of determining what impact, if any, this guidance will have on its revenue recognition.

                              HATAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATION RESULTS AND FINANCIAL CONDITION

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

Operating Results
-----------------
For the second quarter ended December 31, 1999, the Company recognized a net profit of $617,000, or $0.14 per share, compared to a net loss of $346,000, or $.08 per share, for the same period last year. Revenues increased 6% in the second quarter from $10,539,000 last year to $11,151,000 this year.

The Company recognized a net loss of $104,000, or $0.02 per share, for the six months ended December 31, 1999, compared to a net loss of $1,653,000, or $.39 per share, for the six months ended December 31, 1998. Revenues for the first six months increased by 2% from $19,657,000 in fiscal 1999 to $20,056,000 in fiscal 2000.

The 6% increase in revenues for the second quarter and the 2% increase in revenues for the first six months were due to an increase in revenues from the Motion Control segment (Motion Control), partially offset by a decrease in revenues in the Power and Process segment (Power and Process). Sales order backlog is up 42% this year to $18,854,000 at December 31, 1999 from $13,283,000 at December 31, 1998. Backlog for both Motion Control and Power and Process is greater at December 31, 1999 than at December 31, 1998.

Revenues from Motion Control for the second quarter increased 47% from $3,058,000 for the second quarter last year to $4,511,000 for the second quarter this year. Revenues for the six months increased 40% from $6,114,000 for the six months last year to $8,578,000 for the current six-month period. Pretax profit for Motion Control for the second quarter was $721,000 compared to $70,000 last year and, for the six months, pretax profit was $1,346,000 compared to a loss of $24,000 last year. The growth in Motion Control is a reflection of expansion into new markets and broader segments of existing markets.

Power and Process revenues decreased from $7,481,000 for the second quarter ended December 31, 1998 to $6,640,000 for the second quarter this year and from $13,543,000 for the six months last year to $11,478,000 for the same period this year. Power and process realized a pretax profit of $35,000 for the second quarter this year compared to a loss of $440,000 last year. For the six months, power and process had a pretax loss of $1,327,000 compared to a loss of $1,591,000 last year. The improvement in results is primarily due to the Company's success in marketing systems automation products to the deregulated power industry, the release of new products and the success of its Chinese joint venture investments. In addition, backlog for Power and Process orders has strengthened during the six months ended December 31, 1999.

Sales to international customers increased from $3,367,000 in the second quarter of the prior year, to $4,065,000 in the second quarter of the current year. In the first six months, sales to international customers decreased slightly from $6,606,000 in fiscal year 1999 to $6,553,000 in fiscal year 2000.

                              HATAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATION RESULTS AND FINANCIAL CONDITION

Foreign sales represented 36% of total sales in the quarter ended December 31, 1999 compared to 32% for the same quarter in fiscal year 1998 and 33% and 34% of total sales were foreign sales for the six months ended December 31, 1999 and 1998, respectively.

Cost of products sold as a percentage of revenues decreased from 63% in the second quarter of fiscal year 1999 to 60% in the second quarter of the current year. Cost of products sold as a percentage of revenues also decreased from 65% to 62% for the six months ended December 31, 1998 and 1999, respectively. The decrease in the cost of products sold as a percentage of revenues results primarily from Motion Control and is due to changes in the mix of products sold and absorption of fixed manufacturing costs by a larger sales volume.

Selling, general and administrative, and engineering and development expenses decreased 8% in the second quarter and 6% in the first six months, as compared to the same periods last year. The decreases were due to the overall cost reduction efforts of the Company.

During the first six months of fiscal year 2000, the Company recognized a portion of its share of equity income from its Chinese joint ventures. The amounts recognized were $100,000 and $200,000 in the quarter and six months ended December 31, 1999, respectively, as compared to $0 in the same periods last year. The amounts represent a portion of the joint ventures' expected annual results. The Company will revise its estimates of its share of equity in income (loss) from its joint ventures as necessary over the remainder of the fiscal year.

During the second quarter of the current year, the Company sold 3% of its investment in its Si Fang joint venture for $143,000 and recognized a $126,000 gain on the sale. The gain is included in other income in the statement of operations for the quarter and six months ended December 31, 1999. The Company reinvested the proceeds from the sale plus an additional $281,000 in cash which includes the dividends received during the quarter of $139,000. After the sale and capital contribution, the Company's ownership interest is 20%.

For the quarter ended December 31, 1999, the Company recognized a $78,000 provision for income taxes compared to a benefit of $4,000 for the same period last year. For the first six months this year, a benefit of $36,000 was recognized compared to $1,000 for the first six months last year. The amounts are based on projected taxable income and utilization of domestic net operating losses carried forward.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $708,000 during the first six months of fiscal 2000 to a balance of $1,708,000 at December 31, 1999, compared to a decrease of $1,695,000 in the first six months of fiscal 1999. In the first six months of fiscal 2000, $435,000 was used for operating activities, compared to $1,182,000 used in operations for the same period last fiscal year. The decreased use of cash was due to a decrease in net loss and release of restricted cash partially offset by fluctuations in working capital balances. Receivables increased $600,000 during the first six months of fiscal 2000 due to an increase in sales during the period. Inventories increased $1,042,000 due to additional inventory purchases made to fulfil the Company's increased backlog of orders and anticipated future orders.

Cash of $415,000 was used by investing activities in the first six months of fiscal 2000, compared to $457,000 used by investing activities last year. The variance was primarily due to the purchase of Ashurst Logistic Electronics Limited in the prior year offset by additional investment in a joint venture in the current year. Financing activities provided $135,000 in the first six months of fiscal 2000 compared to $53,000 used in fiscal 1999. The difference was due to smaller repayments and larger borrowings on the line of credit in the current year.

The Company's remaining fiscal 2000 working capital, capital expenditure and debt service requirements are expected to be funded from future cash flows from operations, the existing cash balance of $1,708,000 and the $1,557,000 available under the long-term financing agreement. The Company believes that such

                              HATAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATION RESULTS AND FINANCIAL CONDITION

amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's long-term financing agreement with Silicon Valley Bank matures on May 7, 2000 but will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it will be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

Year 2000 Compliance
--------------------

In fiscal 1999, the Company adopted a "Y2K Readiness Program" and prepared for Year 2000 effects on the proper functioning of computer systems included in its products, software systems used in its business and items purchased from its suppliers. The Company has not experienced, and does not anticipate experiencing in the future, any Year 2000 related failures in its products. In addition there was no interruption in or failure of normal business activities or operations due to Year 2000 failures experienced in its internal systems, processes and facilities or from its key vendors, supplier or subcontractors nor are any anticipated in the future.

The Company's activities related to Year 2000 compliance were performed with internal resources. All payroll and associated costs related to the Year 2000 issue were expensed as incurred. Year 2000 activities did not delay other projects or materially impact the Company's business however, certain customers may have deferred purchases of certain power products due to their own Year 2000 concerns. With the Year 2000 rollover completed, the Company anticipates it will obtain any such deferred sales throughout the remainder of the fiscal year. The Company will continue to monitor whether it needs to further address any anticipated costs, problems and uncertainties associated with Year 2000 consequences.

                              HATAWAY CORPORATION

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its annual stockholders' meeting on October 28, 1999. The stockholders elected E.E. Prince, R.D. Smith, C.H. Clarridge, D.D. Hock, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. The vote tabulation was as follows:

          1)   Election of Directors

                                           Number of Votes
                                                     Witheld or  Total Shares     % of Shares
                        Nominee            For         Against   Outstanding       Voting For
               --------------------------------------------------------------------------------
                 E.E. Prince            3,508,850     343,807     4,283,463          82%
                 C.H. Clarridge         3,521,517     331,140     4,283,463          82%
                 D.D. Hock              3,511,944     340,713     4,283,463          82%
                 G.D. Hubbard           3,511,944     340,713     4,283,463          82%
                 G.J. Pilmanis          3,511,944     340,713     4,283,463          82%
                 R.D. Smith             3,511,944     340,713     4,283,463          82%


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1999 Annual Report to Stockholders. *

          27.  Financial Data Schedule.

               * This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)       Reports on Form 8-K
          There were no reports on Form 8-K filed in the three months ended December 31, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HATHAWAY CORPORATION

DATE: February 14, 2000                 By: /s/ Richard D. Smith
      -----------------                    -------------------------------------
                                           President, Chief Executive Officer
                                           and Chief Financial Officer