Form 10-Q
period 2000-03-31
HATHAWAY CORP
filed 2000-05-15
CIK 46129

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                  ----------

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the  Securities Exchange Act of 1934



For the Quarter Ended                                  Commission File Number
   March 31, 2000                                              0-4041
    (Unaudited)


                                  ----------

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

        Number of Shares of the only class of Common Stock outstanding:
                       (4,456,801 as of March 31, 2000)

                             HATHAWAY CORPORATION
                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 2000 and June 30, 1999 (Unaudited).................  1

          Condensed Consolidated Statements of Operations
            Three and nine months ended March 31, 2000 and 1999
            (Unaudited)..................................................  2

          Condensed Consolidated Statements of Cash Flows
            Nine months ended March 31, 2000 and 1999 (Unaudited)........  3

          Notes to Condensed Consolidated Financial Statements
            (Unaudited)..................................................  4

     Item 2. Management's Discussion and Analysis of Operating
               Results and Financial Condition...........................  8

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K............................ 11

                             HATHAWAY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                       March 31,    June 30,
                                                         2000         1999
----------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                             $ 2,200     $ 2,416
  Restricted cash                                           242         646
  Trade receivables, net                                  7,226       6,465
  Inventories, net                                        4,559       3,316
  Other                                                   1,028       1,170
----------------------------------------------------------------------------
Total current assets                                     15,255      14,013
Property and equipment, net                               1,654       1,720
Investment in joint ventures, net                         1,084         514
Cost in excess of net assets acquired, net                   79         126
Other long-term assets                                       32          25
----------------------------------------------------------------------------
Total Assets                                            $18,104     $16,398
============================================================================

Liabilities and Stockholders' Investment
Current Liabilities:
  Line of credit classified as current                  $ 1,494     $ 1,308
  Accounts payable                                        2,428       1,570
  Accrued liabilities and other                           4,152       4,204
----------------------------------------------------------------------------
Total Liabilities                                         8,074       7,082
----------------------------------------------------------------------------

Stockholders' Investment:
  Common stock                                              100         100
  Additional paid-in capital                             10,521       9,954
  Loans receivable for stock                               (235)       (235)
  Retained earnings                                       3,437       3,316
  Accumulated other comprehensive income                    184         154
  Treasury stock                                         (3,977)     (3,973)
----------------------------------------------------------------------------
Total Stockholders' Investment                           10,030       9,316
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment          $18,104     $16,398
============================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         For the three months ended         For the nine months ended
                                                                 March 31,                         March 31,
                                                           2000            1999              2000             1999
---------------------------------------------------------------------------------------------------------------------
Revenues                                                  $11,767         $10,550           $31,823          $30,207

Operating costs and expenses:
  Cost of products sold                                     7,607           6,909            20,106           19,728
  Selling                                                   1,741           1,691             4,703            5,308
  General and administrative                                1,179           1,166             3,763            3,513
  Engineering and development                               1,080           1,110             3,307            3,333
  Amortization of intangibles and other                        21              59                66              175
---------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                         11,628          10,935            31,945           32,057
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                       139            (385)             (122)          (1,850)

Other income (expenses), net:
  Equity income from investment in joint ventures             100              --               300               --
  Interest and dividend income                                 18              33                50               86
  Interest expense                                            (40)            (28)             (111)             (99)
  Other income (expenses), net                                (21)             (4)               11             (173)
---------------------------------------------------------------------------------------------------------------------
Total other income (expenses), net                             57               1               250             (186)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             196            (384)              128           (2,036)
Benefit (provision) for income taxes                           29               5                (7)               4
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   225         $  (379)          $   121          $(2,032)
=====================================================================================================================

Basic and diluted net income (loss) per share             $  0.05         $ (0.09)          $  0.03          $ (0.47)
=====================================================================================================================

Basic weighted average shares outstanding                   4,340           4,284             4,302            4,284
=====================================================================================================================

Diluted weighted average shares outstanding                 4,917           4,284             4,749            4,284
=====================================================================================================================

                             HATHAWAY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                         For the nine months ended
                                                                                                 March 31,
                                                                                           2000             1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                                        $   121           $(2,032)
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation and amortization                                                              642               725
  Equity income from investment in joint ventures                                           (300)               --
  Gain on partial sale of investment in joint ventures                                      (126)               --
  Other                                                                                      141                 2
  Changes in assets and liabilities, net of effect of purchase of Ashurst Logistic
    Electronics Limited effective July 1, 1998:
    (Increase) decrease in -
      Restricted cash                                                                        404              (155)
      Receivables                                                                           (855)           (1,033)
      Inventories                                                                         (1,243)             (133)
      Other current assets                                                                   134                (1)
    Increase (decrease) in -
      Accounts payable                                                                       858               468
      Accrued liabilities and other                                                          (53)              672
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (277)           (1,487)

Cash Flows From Investing Activities:
  Purchase of property and equipment, net                                                   (549)             (616)
  Investment in joint venture                                                               (425)               --
  Proceeds from partial sale of investment in joint venture                                  143                --
  Dividend from joint venture                                                                139               121
  Purchase of interest in Ashurst Logistic Electronics Limited, net of cash
    acquired                                                                                  --              (281)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (692)             (776)

Cash Flows from Financing Activities:
  Repayments on line of credit                                                               (65)             (150)
  Borrowings on line of credit                                                               251               139
  Proceeds from exercise of stock options                                                    567                --
  Purchase of treasury stock                                                                  (4)               --
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                          749               (11)

Effect of foreign exchange rate changes on cash                                                4               (14)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                   (216)           (2,288)
Cash and cash equivalents at beginning of year                                             2,416             3,443
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                    $ 2,200           $ 1,155
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

2.   Inventories
     -----------

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                     March 31,      June 30,
                                                       2000           1999
                                                     -----------------------
     Parts and raw materials, net                     $3,137         $2,227
     Finished goods and work-in process, net           1,422          1,089
                                                     -----------------------
                                                      $4,559         $3,316
                                                     =======================

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   Basic and Diluted Earnings Per Share
     ------------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                        For the three months ended      For the nine months ended
Basic EPS Computation                            March 31,                      March 31,
                                            2000           1999            2000           1999
                                        ---------------------------------------------------------
Numerator:
  Net income (loss)                        $  225         $ (379)         $  121         $(2,032)
Denominator:
  Basic weighted average
  outstanding shares                        4,340          4,284           4,302           4,284
                                        ---------------------------------------------------------
Basic net income (loss) per share          $ 0.05         $(0.09)         $ 0.03         $ (0.47)

                                        For the three months ended      For the nine months ended
Basic EPS Computation                            March 31,                      March 31,
                                            2000           1999            2000           1999
                                        ---------------------------------------------------------
Numerator:
  Net income (loss)                        $  225         $ (379)         $  121         $(2,032)
Denominator:
  Diluted weighted average
  outstanding shares                        4,917          4,284           4,749           4,284
                                        ---------------------------------------------------------
Diluted net income (loss) per share        $ 0.05         $(0.09)         $ 0.03         $ (0.47)

Stock options to purchase 832,204 shares were excluded from the calculation of diluted income (loss) per share for the three and nine months ended March 31, 1999 since the result would have been anti-dilutive.

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

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following tables provide information on the Company's segments (in thousands):

                                     For the three months ended                          For the nine months ended
                                             March 31,                                           March 31,
                                   2000                      1999                      2000                      1999
                           --------------------------------------------------------------------------------------------------
                            Power                     Power                     Power                     Power
                             and        Motion         and        Motion         and        Motion         and        Motion
                           Process      Control      Process      Control      Process      Control      Process      Control
                           --------------------------------------------------------------------------------------------------
Revenues from
  external customers        $6,983      $4,784        $7,349      $3,201       $18,461      $13,362      $20,892      $9,315
Income (loss) before
  income taxes                (970)        746          (521)        134        (2,297)       2,092       (2,112)        110

                            As of March 31, 2000            As of June 30, 1999
                          Power and         Motion        Power and        Motion
                           Process          Control        Process         Control
                          ---------------------------------------------------------
Identifiable assets        $10,215           $6,626        $9,232           $5,006

The following is a reconciliation of segment information to consolidated information:



                            For the three months  For the nine months
                                     ended              ended
                                   March 31,           March 31,
                                 2000     1999      2000       1999
                            ------------------------------------------
Segments' loss before
  income taxes                 $ (224)   $(387)    $(205)   $ (2,002)
Corporate activities              420        3       333         (34)
Consolidated income
  (loss) before income taxes   $  196    $(384)    $ 128    $ (2,036)




                                         As of                As of
                                        March 31,            June 30,
                                          2000                 1999
                                     ------------------------------------
Segments' identifiable assets        $       16,841        $       14,238
Corporate assets and eliminations             1,263                 2,160
                                     ------------------------------------
Consolidated total assets            $       18,104        $       16,398
                                     ====================================

                             HATHAWAY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   Comprehensive Income (Loss)
     ---------------------------

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

     Comprehensive loss is computed as follows (in thousands):


                                      For the three months ended           For the nine months ended
                                               March 31,                            March 31,
                                      2000                 1999              2000              1999
                                   -------------------------------------------------------------------------
     Net income (loss)             $       225         $       (379)       $      121     $       (2,032)
     Translation adjustment                (46)                (115)               30               (107)
                                   -------------------------------------------------------------------------
     Comprehensive income (loss)   $       179         $       (494)       $      151     $       (2,139)




6.   Recently Issued Accounting Standards
     ------------------------------------

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

Operating Results
-----------------

For the third quarter ended March 31, 2000, the Company recognized a net profit of $225,000, or $0.05 per share, compared to a net loss of $379,000, or $0.09 per share, for the same period last year. Revenues increased 12% in the third quarter from $10,550,000 last year to $11,767,000 this year.

The Company recognized a net profit of $121,000, or $0.03 per share, for the nine months ended March 31, 2000, compared to a net loss of $2,032,000, or $0.47 per share, for the nine months ended March 31, 1999. Revenues for the first nine months increased by 5% from $30,207,000 in fiscal 1999 to $31,823,000 in fiscal 2000.

The 12% increase in revenues for the third quarter and the 5% increase in revenues for the first nine months were due to an increase in revenues from the Motion Control segment (Motion Control), partially offset by a decrease in revenues in the Power and Process segment (Power and Process). Sales order backlog is up 20% this year to $22,971,000 at March 31, 2000 from $19,081,000 at March 31, 1999.

Revenues from Motion Control for the third quarter increased 50% from $3,201,000 for the third quarter last year to $4,784,000 for the third quarter this year. Revenues for the nine months increased 43% from $9,315,000 for the nine months last year to $13,362,000 for the current nine-month period. Pretax profit for Motion Control for the third quarter was $746,000 compared to $134,000 last year and, for the nine months, pretax profit was $2,092,000 compared to $110,000 last year. Sales order backlog for Motion Control has increased 59% during the nine months ended March 31, 2000. The continued growth in Motion Control is a reflection of expansion into new markets and broader segments of existing markets.

Power and Process revenues decreased from $7,349,000 for the third quarter ended March 31, 1999 to $6,983,000 for the third quarter this year and from $20,892,000 for the nine months last year to $18,461,000 for the same period this year. Power and Process realized a pretax loss of $970,000 for the third quarter this year compared to a loss of $521,000 last year. For the nine months, power and process had a pretax loss of $2,297,000 compared to a loss of $2,112,000 last year. The decrease reflects a downturn in the process instrumentation business partially due to the delay in releasing a new calibrator product line which is scheduled for release in the fourth quarter, and the delay in shipments of a new power instrumentation product due to a technical issue that has been resolved in the fourth quarter, partially offset by increased profits from the Chinese joint venture investments and success in marketing systems automation products to the deregulated power industry. In addition, sales order backlog for Power and Process orders has increased 4% during the nine months ended March 31, 2000.

Sales order backlog for Motion Control has increased 50% during the nine months ended March 31, 2000.

Sales to international customers decreased 11% from $2,960,000 in the third quarter of the prior year, to $2,632,000 in the third quarter of the current year. In the first nine months, sales to international customers decreased 4% from

                             HATHAWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION


$9,566,000 in fiscal year 1999 to $9,185,000 in fiscal year 2000. Foreign sales represented 22% of total sales in the quarter ended March 31, 2000 compared to 28% for the same quarter in fiscal year 1999 and 29% and 32% of total sales were foreign sales for the nine months ended March 31, 2000 and 1999, respectively.

Cost of products sold as a percentage of revenues remained constant at 65% in the third quarter of fiscal years 2000 and 1999. Cost of products sold as a percentage of revenues decreased from 65% to 63% for the nine months ended March 31, 1999 and 2000, respectively. The decrease for the nine months in cost of products sold as a percentage of revenues results primarily from Motion Control and is due to changes in the mix of products sold and absorption of fixed manufacturing costs by a larger sales volume.

Selling, general and administrative, and engineering and development expenses remained constant in the third quarter and decreased 4% in the first nine months, as compared to the same periods last year. This decrease in the nine months is due to the overall cost reduction efforts of the Company.

During the first nine months of fiscal year 2000, the Company recognized a portion of its share of equity income from its Chinese joint ventures. The amounts recognized were $100,000 and $300,000 in the quarter and nine months ended March 31, 2000, respectively, as compared to $0 in the same periods last year. The amounts represent a portion of the joint ventures' expected annual results. The Company will continue to revise its estimates of its share of equity in income (loss) from its joint ventures as necessary over the remainder of the fiscal year.

During the second quarter of the current year, the Company sold a portion of its investment in its Si Fang joint venture reducing its ownership from 23% to 20%. The Company received $143,000 and recognized a $126,000 gain on the sale. The gain is included in other income in the statement of operations for the nine months ended March 31, 2000. The Company reinvested the proceeds from the sale plus an additional $281,000 in cash which includes the dividends received during the second quarter of $139,000. After the sale and subsequent capital contribution, the Company's ownership interest is 20%.

For the quarter ended March 31, 2000, the Company recognized a $29,000 benefit for income taxes compared to $5,000 for the same period last year. For the first nine months this year, a provision of $7,000 was recognized compared to a benefit of $4,000 for the first nine months last year. The amounts are based on projected taxable income and utilization of domestic net operating losses carried forward, offset by losses in certain taxing jurisdictions which cannot be benefited.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $216,000 during the first nine months of fiscal 2000 to a balance of $2,200,000 at March 31, 2000, compared to a decrease of $2,288,000 in the first nine months of fiscal 1999. In the first nine months of fiscal 2000, $277,000 was used for operating activities, compared to $1,487,000 used in operations for the same period last fiscal year. The decreased use of cash was due to net income in the first nine months of the current year compared to a net loss in the same period last year and the release of restricted cash partially offset by fluctuations in working capital balances. Receivables increased $855,000 during the first nine months of fiscal 2000 due to an increase in sales during the period. Inventories increased $1,243,000 due to additional inventory purchases made to fulfil the Company's increased backlog of orders and anticipated future orders. Accounts payable increased $858,000 due to the additional inventory purchases.

Cash of $692,000 was used by investing activities in the first nine months of fiscal 2000, compared to $776,000 used by investing activities last year. The variance was primarily due to the purchase of Ashurst Logistic Electronics Limited in the prior year offset by additional investment in a joint venture in the current year. Financing activities provided $749,000 in the first nine months of fiscal 2000 compared to $11,000 used in fiscal 1999. The difference was due to $567,000 received from stock option exercises in the current year compared to $0 last year and to smaller repayments and larger borrowings on the line of credit in the current year.

                              HATHWAY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   OPERATING RESULTS AND FINANCIAL CONDITION


The Company's remaining fiscal 2000 working capital, capital expenditure and debt service requirements are expected to be funded from future cash flows from operations, the existing cash balance of $2,200,000 and the $1,506,000 available under the long-term financing agreement. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's long-term financing agreement with Silicon Valley Bank matures on May 7, 2001. It was set to mature on May 7, 2000, but neither party gave notice of termination at least sixty days before the maturity date, and therefore the agreement will continue for an additional term of one year.

Year 2000 Compliance
--------------------

In fiscal 1999, the Company adopted a "Y2K Readiness Program" and prepared for Year 2000 effects on the proper functioning of computer systems included in its products, software systems used in its business and items purchased from its suppliers. The Company has not experienced, and does not anticipate experiencing in the future any Year 2000 related failures in its products. In addition there was no interruption in or failure of normal business activities or operations due to Year 2000 failures experienced in its internal systems, processes and facilities or from its key vendors, supplier or subcontractors nor are any anticipated in the future.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

There are no material changes in market risk faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. For more information on market risk, see part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

                             HATHAWAY CORPORATION


PART II. OTHER INFORMATION
--------------------------


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 1999 Annual Report to Stockholders.*

          27.  Financial Data Schedule.

               -------------
               * This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)       Reports on Form 8-K
          There were no reports on Form 8-K filed in the three months ended March 31, 2000.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HATHAWAY CORPORATION

DATE: May 15, 2000                   By:  /s/ Richard D. Smith
                                        -------------------------------------
                                        President, Chief Executive Officer
                                        and Chief Financial Officer