Form 10-K/A
period 1999-06-30
HATHAWAY CORP
filed 2000-06-30
CIK 46129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1

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

                        ------------------------------



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

                        ------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement dated September 23, 1999 are incorporated by reference in Part III of this Report.

                        ------------------------------

                             HATHAWAY CORPORATION


Part IV

Item 14.  Exhibits, financial Statement Schedules and Reports on Form 8-K.

a)
  2. Financial Statement Schedules

  In addition to the documents previously filed pursuant to this section, the financial statements for Beijing Hathaway Si Fang Protection and Control Equipment Co., Ltd. (Si Fang) for the years ended December 31, 1999, 1998 and 1997 prepared in accordance with "Accounting Standards for Enterprises" and "Accounting Regulations of the People's Republic of China for Enterprises with Foreign Investment" are included below. Si Fang uses Chinese Yuan Renminbi
  (RMB) as its reporting currency. For the five year period from January 1, 1995 through December 31, 1999 the exchange rate has been approximately 8.3RMB to $1USD (US Dollar). Reconciliations of Net Income and Equity per the financial statements to Net Income and Equity per Generally Accepted Accounting Principles in the United States are as follows:

                                    Si Fang
           Reconciliation of Net Income per Financial Statements to
 Net Income per Generally Accepted Accounting Principles in the United States
                              (RMB, In thousands)


                                                                       For the year ended December 31,
                                                                   1999              1998             1997
                                                           -----------------------------------------------------
Net income as shown in the financial statements                       35,754            19,962            12,643

Adjustments to reported income:
 Provision for bad debts                                              (6,800)           (5,700)                -
 Profit appropriations                                                (2,787)           (1,264)                -
 Sales to subcontractors, net                                          1,651            (1,651)                -
                                                           -----------------------------------------------------
Total adjustments to reported income                                  (7,936)           (8,615)                -
                                                           -----------------------------------------------------
Net income according to generally
accepted accounting principles in the United States                   27,818            11,347            12,643
                                                           =====================================================


                                    Si Fang
             Reconciliation of Equity per Financial Statements to
   Equity per Generally Accepted Accounting Principles in the United States
                              (RMB, In thousands)

                                                                     As of the year ended December 31,
                                                                  1999              1998             1997
                                                           ----------------------------------------------------
Equity as shown in the financial statements                          88,847            38,537            22,840

Adjustments to undistributed profits:
 Provision for bad debts                                             (6,800)           (5,700)                -
 Capital contribution received prior to updated
 business license for new capital                                         -               870                 -
 Sales to subcontractors, net                                         1,651            (1,651)                -
                                                           ----------------------------------------------------
Total adjustments to undistributed profits                           (5,149)           (6,481)                -
                                                           ----------------------------------------------------
Equity according to generally accepted accounting
principles in the United States                                      83,698            32,056            22,840
                                                           ====================================================


There are no material differences between cash flows reported in the financial statements and the cash flows that would be reported in a statement of cash flows prepared in accordance with generally accepted accounting principles in the United States.

                          [LETTERHEAD OF SHINE WING]



                            Report of the Auditors
                   (English translation-for reference only)

     TO THE BOARD OF DIRECTORS OF BEIJING HATHAWAY SI FANG PROTECTION AND
                          CONTROL EQUIPMENT CO., LTD.

We have audited the balance sheet of Beijing Hathaway Si Fang Protection And Control Equipment Co., Ltd. (the"Company") at 31 December 1999, its income statement and cash flows statement for the year then ended. These financial statements are the responsibility of the Company and our responsibility is to express an audit opinion on these statements. We conducted our audit in accordance with Standards for Independent Audits of PRC Certified Public Accountants. We have examined, on a test basis, the accounting records and supporting evidence, and have carried out such audit procedures as we considered necessary.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at 31 December 1999, the results of its operations and cash flows for the year then ended, in conformity with Accounting Standards for Enterprises and Accounting Regulations of the People's Republic of China for Enterprises with Foreign Investment, and on a consistent basis.



Shine Wing Certified Public Accountants
Beijing  China

January 28, 2000

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                                BALANCE SHEETS
                                --------------
                       AS OF DECEMBER 31, 1999 AND 1998
                       --------------------------------
                        (Amounts expressed in Renminbi)

ASSETS                                                   Notes                        1999                             1998
------                                                   -----               ---------------------        -------------------------
CURRENT ASSETS
  Cash                                                                                  30,795,042                       21,956,429

  Accounts receivable, net                                  6                           97,301,787                       55,042,529
  Inventories                                               7                           74,773,525                       54,275,542
  Prepayments                                                                           14,252,368                       12,583,250
  Due from related parties                                                                       -                           41,528
  Other current assets                                                                           -                        4,362,463
                                                                             ---------------------        -------------------------
 Total Current Assets                                                                  217,122,722                      148,261,741

CONSTRUCTION-IN-PROGRESS                                                                17,587,106                        2,032,887
FIXED ASSETS, net                                           8                           15,468,803                       11,475,125
OTHER ASSETS                                                                             6,655,939                        1,014,424
                                                                             ---------------------        -------------------------
 TOTAL ASSETS                                                                          256,834,570                      162,784,177
                                                                             =====================        =========================

LIABILITIES AND OWNERS' EQUITY
------------------------------

CURRENT LIABILITIES
  Short-term bank loans                                     10                          50,000,000                       20,000,000
  Accounts payable                                                                      80,677,521                       10,518,647
  Other payables                                                                         7,592,544                       15,475,096
  Taxes payable                                                                          1,957,730                        4,097,288
  Advances from customers                                                               17,249,029                       23,918,774
  Accrued expenses                                                                       4,472,544                        2,774,722
  Dividends payable                                                                      2,847,500                        2,250,000
  Salary and welfare payable                                                             3,190,370                        5,404,896
  Due to related companies                                                                       -                       37,794,359
  Due to joint venture partners                                                                  -                        2,013,155
                                                                             ---------------------        -------------------------
  Total Current Liabilities                                                            167,987,238                      124,246,937
                                                                             ---------------------        -------------------------
OWNERS' EQUITY
  Paid-in capital                                                                       10,870,000                        6,005,529
  Capital surplus                                                                       39,122,460                          481,476
  Statutory reserves                                                                     2,483,195                        8,378,700
  Retained earnings                                                                     36,371,677                       23,671,535
                                                                             ---------------------        -------------------------
 Total Owners' Equity                                                                   88,847,332                       38,537,240
                                                                             ---------------------        -------------------------

 TOTAL LIABILITIES AND
     OWNERS' EQUITY                                                                    256,834,570                      162,784,177
                                                                             =====================        =========================


  The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                             STATEMENTS OF INCOME
                             --------------------
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        (Amounts expressed in Renminbi)

                                                                             1999                            1998
                                                      ---------   ------------------------       -------------------------
Sales, net                                                                     271,909,576                     142,471,643
Less: Cost of sales                                                           (216,835,732)                   (107,229,752)
                                                                  ------------------------       -------------------------

      Gross margin                                                              55,073,844                      35,241,891

Less: Selling expenses                                                          (2,414,570)                     (1,920,640)
      General and administrative expenses                                      (11,627,696)                    (10,890,253)
      Financial expenses                                                        (2,342,919)                     (1,390,419)

Add:  Other operating income, net                                                1,983,389                       1,808,706
                                                                  ------------------------       -------------------------

Operating income                                                                40,672,048                      22,849,285

Less: Non-operating expenses, net                                                  (34,574)                        (74,519)
                                                                  ------------------------       -------------------------

Income before taxation                                                          40,637,474                      22,774,766

Less: Income tax                                                                (4,883,337)                     (2,812,744)
                                                                  ------------------------       -------------------------

Net income                                                                      35,754,137                      19,962,022
                                                                  ========================       =========================



  The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                            STATEMENT OF CASH FLOW
                            ----------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                        (Amounts expressed in Renminbi)

                                                                                             1999
                                                                                   ---------------------
1. Cash Flows from Operating Activities:
   Cash received from sales of goods or rendering of services                                136,300,136
   Other cash received relating to operating activities                                       10,707,892
                                                                                   ---------------------

          Sub-total of cash inflows                                                          147,008,028
                                                                                   ---------------------

   Cash paid for goods and services                                                         (120,215,564)
   Cash paid to and on behalf of employees                                                   (14,252,663)
   Value-added tax on purchases paid                                                         (10,927,839)
   Income tax paid                                                                            (4,241,013)
   Taxes paid other than value-added tax and income tax                                         (183,671)
   Other cash paid relating to operating activities                                          (11,414,268)
                                                                                   ---------------------

          Sub-total of cash outflows                                                        (161,235,018)
                                                                                   ---------------------

   Net cash flows used in operating activities                                               (14,226,990)
                                                                                   ---------------------

2. Cash Flows from Investing Activities:
   Net cash received from disposal of fixed assets                                                39,432
                                                                                   ---------------------

          Sub-total of cash inflows                                                               39,432
                                                                                   ---------------------

   Cash paid to acquire fixed assets                                                         (18,585,765)
                                                                                   ---------------------

          Sub-total of cash outflows                                                         (18,585,765)
                                                                                   ---------------------

   Net cash flows used in investing activities                                               (18,546,333)
                                                                                   ---------------------

3. Cash Flows from Financing Activities:
   Proceeds from borrowings                                                                   52,000,000
   Proceeds from issuing shares                                                               19,400,000
                                                                                   ---------------------

          Sub-total of cash inflows                                                           71,400,000
                                                                                   ---------------------

   Cash payments of amounts borrowed                                                         (22,770,000)
   Cash payments for distribution of dividends                                                (4,402,500)
   Cash payments of interest expenses                                                         (2,615,564)
                                                                                   ---------------------

          Sub-total of cash outflows                                                         (29,788,064)
                                                                                   ---------------------

   Net cash flows from financing activities                                                   41,611,936
                                                                                   ---------------------

4. Net Increase in Cash                                                                        8,838,613
                                                                                   =====================

   The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                       CASH FLOWS STATEMENT (CONTINUED)
                       --------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                        (Amounts expressed in Renminbi)

                                                                                                  1999
                                                                                      --------------------------
Reconciliation of Net Income to Cash Flows from Operating Activities

Net income                                                                                            35,754,137
Add: Provision for bad debt                                                                              750,334
     Depreciation of fixed assets                                                                      1,826,552
     Losses on disposal of fixed assets                                                                    5,873
     Financial expenses                                                                                2,342,919
     Increase in inventories                                                                         (20,497,982)
     Increase in operating receivables                                                               (50,383,329)
     Decrease in operating payables                                                                   15,974,506
                                                                                      --------------------------

Net cash flows used in operating activities                                                          (14,226,990)
                                                                                      ==========================
Net Increase in Cash

Cash, end of the year                                                                                 30,795,042
Less: Cash, beginning of the year                                                                     21,956,429
                                                                                      --------------------------

Net increase in cash                                                                                   8,838,613
                                                                                      ==========================




  The accompanying notes are an integral part of these financial statements.

1    General

     Beijing Hathaway Si Fang Protection and Control Equipment Co.,Ltd (the "Company" ) is a Sino-foreign equity joint venture set up on April 8th, 1994. The registered capital is US$6,020,000.00 (amount to RMB 50,000,000). The equity interests of the investors are as follows:

                Joint Venture Partner                                Register               %                  Amounts
                                                                     capital                                   received
     Beijing  Sifang  Tongchuang Protection and
     control Equipment Co., Ltd.                                       11,050,000            22.1                 11,050,000

     Nanjing Electric Power Automation Equipment                       10,050,000            20.1                 10,050,000
     General Factory

     Hathaway Corporation                                              10,000,000              20                 10,000,000

     XJ Group Corporation                                               7,375,000           14.75                  7,375,000

     China Huadian Power Equipment and                                  5,025,000           10.05                  5,025,000
     Engineering (Group) Corporation

     The State Electrified Netting Materials Co., Ltd.                  4,000,000               8                  4,000,000

     Norva  (S.E.A.) Private  Limited                                   2,500,000               5                  1,900,000
                                                             --------------------     -----------     ----------------------
                                                                       50,000,000             100                 49,400,000
                                                             ====================     ===========     ======================

     As of December 31st, 1999, Norva (S.E.A.) Private Ltd., has not yet made part of its contribution amounting to RMB 600,000.

     The Company is located in Beijing, and commenced operation in July 1994. The Company is principally engaged in designing, manufacturing and sales of microprocessor-based relays, power substation automation systems and power system security and stability control systems.

2    Basis of Presentation

     The financial statements have been prepared in accordance with Accounting Standards for Enterprises and Accounting Regulations of the People's Republic of China for Enterprises with Foreign Investment, promulgated by the Ministry of Finance. The Company uses RMB as its reporting currency.

3   Principal Accounting Policies

(a)  Accounting period

     The accounting period of the Company is the calendar year.
(b)  Translation of foreign currencies

     Foreign currency transactions during the year are translated into RMB at the rates of exchange quoted by the People's Bank of China on the first day of the month in which the transactions occurred. Foreign currency monetary assets and liabilities are translated into RMB at the rates of exchange prevailing at the balance sheet date. Exchange differences arising are included in the operating results.
(c)  Cash equivalents
     Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
(d)  Fixed assets and depreciation

     Fixed assets purchased or constructed by the Company are stated at cost. Depreciation of fixed assets is calculated on the straight line basis over their expected useful lives, taking into account their estimated residual value of 10% of the original cost of the assets concerned. The useful lives are:

                                                                Years
          Buildings                                                20
          Machinery and equipment                                 5-8
          Motor vehicles                                            6
          Office equipment and furniture                         5-10

(e)  Construction in progress
     Construction in progress, comprising mainly of Si Fang building, is stated at cost. This includes costs directly related to the construction of such assets and refurbishment expenses, installation and testing costs.
(f)  Inventories
     Inventories, comprising mainly of raw materials, work-in-progress and semi-finished goods, are stated at cost, calculated on the first-in-first-out basis.
     The cost of raw materials includes all costs, transportation, loading and unloading and insurance, in bringing the raw materials to the present location and condition. In the case of work-in-progress and semi-finished goods, costs include the actual cost of direct material, labour and manufacturing expenses.
(g)  Provision for bad debts
     Bad debt provision is provided at 3%-5% of year-end accounts receivable balance.
(h)  Revenue recognition
     Revenue is recognised when goods are delivered or when projects are completed and installed and title of goods has been transferred to customers.

4    Principal Taxation

(a)  Income tax
     The Company accounts for corporate income tax using the Tax Payable method under the Accounting for Income Tax method.
     According to the Article No.7 of Income Tax Law of PRC for Enterprises with Foreign Investment and Foreign Enterprises (the "Income Tax Law") and "Official Reply from State Council on Issues Regarding the Coastal Cities' Policies for Beijing", the Company is entitled to Enterprise Income Tax ("EIT") at the rate of 24% since 1996. According to the Income Tax Law Article No.8, the Company is entitled to full exemption from EIT for 1996 and 1997, and 50% exemption from 1998 to 2000. Therefore, the applicable EIT rate for 1999 is 12%.
     According to Article No.4 of "Notice Concerning Preferential Tax Treatment on Local Income Tax for Enterprises with Foreign Investment and Foreign Enterprises" issued by the Beijing Local Administration of Taxation, the Company is entitled to full exemption from local income tax from 1996 to 2000, and 50% exemption from 2001 to 2005.
(b)  Value added tax
     The Company is subject to value added tax (VAT). The rate for domestic sales is 17%.
     Input VAT from purchases of raw materials can be netted off against output VAT from sales.
     VAT payable or receivable is the net difference between output VAT and input VAT.
(c)  Individual income tax
     Individual income tax is borne by the individual employees. The Company withholds individual income tax from employees for payment to the tax authorities.

5    Employees' Welfare and Social Insurance Reserve

     In accordance with the National and Beijing Municipal Regulations on labour administration, the Company should provide a certain percentage of the total salaries of the Chinese employees as welfare and social insurance reserve. The unpaid balance is recorded in accrued payroll. The rates of provision are as follows:

              Medical care                                        7.5%

              Pension  fund                                        20%

              Education fund                                      1.5%

              Housing fund                                         10%

6    Accounts Receivable



                                                                     1999                           1998
     Within 1 year                                                  74,079,813.03                42,434,799.82
     Over 1 year                                                    26,231,308.32                14,866,729.61
                                                            ---------------------          -------------------
     Sub-total                                                     100,311,121.35                57,301,529.43
                                                            ---------------------          -------------------
     Less: Provision for doubtful debts                              3,009,333.64                 2,259,000.00
                                                            ---------------------          -------------------
     Net accounts receivable                                        97,301,787.71                55,042,529.43
                                                            =====================          ===================

7    Inventories

                                                          1999                  1998
     Raw materials                                     11,003,086.20          6,794,368.83
     Work-in-progress and semi-finished goods          63,770,438.70         47,481,173.59
     Total                                             74,773,524.90         54,275,542.42
                                                   =================     =================

8    Fixed Assets

                                           Machinery
                       Buildings              and             Motor Vehicles          Office Equipment              Total
                                           Equipment                                    & Furniture
                   =================   ==================   ====================   =======================   ======================

Cost or valuation
  At 1 Jan. 1999        5,420,755.82         2,898,774.43           2,381,380.20              3,552,062.82            14,252,973.27

  Additions             3,298,613.00           239,288.30             316,956.40              2,137,962.36             5,992,820.06

  Disposals                                                            57,530.00                115,060.00               172,590.00

                   -----------------   ------------------   --------------------   -----------------------   ----------------------
  At 31 Dec. 1999       8,719,368.82         3,138,062.73           2,640,806.60              5,574,965.18            20,073,203.33
                   =================   ==================   ====================   =======================   ======================

Depreciation
  At 1 Jan. 1999          496,330.88           560,520.86             699,886.15              1,021,109.94             2,777,847.83

  Charge for the
    year                  431,800.50           351,190.37             387,653.17                691,325.55             1,861,969.59

  Disposals                                                            12,225.12                 23,192.00                35,417.12

                   -----------------   ------------------   --------------------   -----------------------   ----------------------
  At 31 Dec. 1999         928,131.38           911,711.23           1,075,314.20              1,689,243.49             4,604,400.30
                   =================   ==================   ====================   =======================   ======================

Net book value
  At 31 Dec. 1999       7,791,237.44         2,226,351.50           1,565,492.40              3,885,721.69            15,468,803.03
                   =================   ==================   ====================   =======================   ======================

  At 31 Dec. 1998       4,924,424.94         2,338,253.57           1,681,494.05              2,530,952.88            11,475,125.44
                   =================   ==================   ====================   =======================   ======================


9    Construction in Progress



     Projects       Process of project         1999                  1998

 Si Fang Building   Construction stage     16,742,663.00         1,087,357.00
      Others                                  844,443.00           945,530.30
                                           -------------         ------------
      Total:                               17,587,106.00         2,032,887.30
                                           =============         ============

10   Short-term Loans

                                               1999                  1998
     Bank loans                            50,000,000.00          20,000,000.00
                                           50,000,000.00          20,000,000.00
                                           =============          =============

     The annual interest rates of bank loans range from 5.85 % to 7.029 %. The bank loans at the end of the year are guaranteed by certain shareholders of the Company.

11   Taxes payable

                                               1999                  1998
     VAT payable                             -578,626.56         3,134,401.38
     Income tax payable                     2,536,356.25           962,886.37
                                           -------------         ------------
                                            1,957,729.69         4,097,287.75
                                           =============         ============

12    Profit Distribution and Movements on Reserves

12.1  Profit Distribution


                                                             1999                    1998
      Net Profit                                        35,754,137.40           19,962,021.79
      Less: Provision for staff and worker's bonus
            and welfare fund, Reserve fund and                                   9,643,000.00
            enterprise expansion fund of 1997

            Provision for staff and worker's bonus       1,000,000.00
            and welfare fund of 1998

            Provision for reserve fund of 1998           2,000,000.00
      Plus: Undistributed profit at the beginning of
            the year                                    20,443,539.89           16,352,512.71

      Profit available for distribution                 53,197,677.29           26,671,534.50
                                                        -------------           -------------

      Less: The adjustments for opening balance                                  3,227,994.61
            Transferred into capital                    11,826,000.00

            Dividends declared                           5,000,000.00            3,000,000.00
                                                        -------------           -------------
      Undistributed profit at the year end              36,371,677.29           20,443,539.89
                                                        =============           =============

      The Board of Directors had not made a resolution for the 1999 profit appropriation at the date of the financial statements issued.

      According to the resolution of the Board of Directors on profit distribution of 1998 , the Company provided the amounts of RMB 2,000,000 and RMB 1,000,000 of reserve fund and staff and worker's bonus and welfare fund respectively, made dividends distribution of RMB 5,000,000 to shareholders, and transferred RMB 11,826,000 to paid-in-capital account.

12.2  Movement on Reserves

                                        Capital          Reserve Fund        Enterprise          Undistributed            Total
                                        Surplus                            Expansion Fund           Profit

Balance as at 1 January, 1999            481,476.12       1,735,249.00       9,871,445.61           20,443,539.89     32,531,710.62

Current year addition:

Provision for reserve fund of                             2,000,000.00                                                 2,000,000.00
 1998

Current year profit                                                                                 35,754,137.40     35,754,137.40

Premium on capital contribution          110,983.98                                                                      110,983.98
Current year deduction:
Transferred into paid-in-capital                         (1,314,474.50)     (9,809,025.50)         (11,826,000.00)   (22,949,500.00)

Dividends declared                                                                                  (5,000,000.00)    (5,000,000.00)
Provision for staff and
 worker's bonus and welfare
 fund and reserve fund for 1998                                                                     (3,000,000.00)    (3,000,000.00)
                                   ----------------   ----------------   ----------------   ---------------------   ---------------
Balance as at 31 December, 1999          592,460.10       2,420,774.50          62,420.11           36,371,677.29     39,447,332.00
                                   ================   ================   ================   =====================   ===============

13    Capital

                                             1998                   ADD                 LESS                   1999
Beijing Sifang Protection and                  4,500,000            3,652,500           8,152,500                      ---
 control Equipment Co., Ltd.

Beijing  Sifang  Tongchuang
Protection and control Equipment                                   11,050,000                                   11,050,000
Co., Ltd.

Nanjing Electric Power Automation                                  10,050,000                                   10,050,000
Equipment General Factory

Hathaway Corporation                           1,505,529            9,037,971             543,500               10,000,000

XJ Group Corporation                                                7,375,000                                    7,375,000

China Huadian Power Equipment and                                   5,025,000                                    5,025,000
Engineering (Group) Corporation

The State Electrified Netting                                       4,000,000                                    4,000,000
Materials Co., Ltd.

Norva  (S.E.A.) Private  Limited                                    1,900,000                                    1,900,000
                                     -------------------    -----------------    ----------------     --------------------
                                               6,005,529           52,090,471           8,696,000               49,400,000
                                     ===================    =================    ================     ====================

     (a). The Company's original registered capital was US$700,000 (amount to RMB6,005,529.27). According to the Resolution of the Board in April 1998, the Company made a capital increase of RMB 4,864,470.73, which includes RMB 235,474.50 and RMB 3,584,025.50 transferred from reserve fund and enterprise expansion fund respectively, and a cash contribution of RMB 1,044,970.73. ( Beijing Sifang Protection and control Equipment Co., Ltd.:
     RMB 3,652,500, and Hathaway Corporation: RMB 1,211,971.)

     Equipment Co., Ltd. transferred all its share interest in the company, RMB 8,152,500( USD 975,000) to the following five companies: Beijing Sifang Tongchuang Protection and control Equipment Co.,Ltd.-- RMB 2,402,300(USD 287,300), The State Electrified Netting Materials Co., Ltd. -- RMB869,600(USD 104,000), Nanjing Electric Power Automation Equipment General Factory -- RMB 2,184,900(USD 261,300), XJ Group Corporation -- RMB1,603,300(USD191,750) and China Huadian Power Equipment and Engineering (Group) Corporation -- RMB 1,092,400(USD 130,650). According to the Resolution of the Board in June 1999 and October1999, Hathaway Corporation transferred 5% of its equity, RMB 543,500 (USD 65,000) to Norva (S.E.A.) Private Limited.

     (c). According to the Resolution of the Board in 1999, the Company made another capital increase of RMB 39,130,000, which includes RMB 1,079,000, RMB 6,225,000 and RMB 11,826,000 transferred from reserve fund, enterprise expansion and undistributed profit, and a cash contribution of RMB 20,000,000. (Nanjing Electric Power Automation Equipment General Factory:
     RMB 7,865,100, China Huadian Power Equipment and Engineering( Group )
     Corporation: RMB 3,932,600, The State Electrified Netting Materials Co., Ltd. : RMB 3,130,400, Beijing Sifang Tongchuang Protection and control Equipment Co. Ltd.: RMB 8,647,700, XJ Group Corporation : RMB 5,771,700, Norva (S.E.A.) Private Limited: RMB 1,356,500, and Hathaway Corporation:
     RMB 7,826,000.)

     (d). After the above share transference and capital increases, the shareholding structures of the Company comes to current states shown as the above list. The total amount of increased capital are comprised of RMB 11,826,000, RMB 1,314,474.50 and RMB 9,809,025.50 transferred from undistributed profit, reserve fund and enterprise expansion fund respectively, and a cash contribution of RMB 20,444,970.73. The registered capital was verified by Beijing Ming Ze Cheng CPA firm.

     (e). As of December 31st, 1999, Norva (S.E.A.) Private Ltd., has not yet make part of its contribution amounting to RMB 600,000.

14    Related Party Transaction

14.1  Transactions
      The Company has the following significant outstanding related party balances and transactions.

a)    Sales


Related Party                      Relationship              Description              Amount           Amount
                                                                                             1999             1998
Nanjing Electric Power              Shareholder          Sales of integrated        58,455,698.96    29,747,531.96
Automation Equipment                                          circuits
General Factory

XJ Group Corporation                Shareholder          Sales of integrated        28,357,984.35    31,705,555.97
                                                               circuits
Beijing Sifang Tongchuang           Shareholder          Sales of integrated        16,951,495.73
Protection and control                                         circuits
Equipment Co. Ltd.

Beijing Sifang Protection      Previous shareholder      Sales of integrated         4,723,150.83
and control Equipment Co.,                                     circuits
Ltd.

b)    Materials in outside processing and  purchases

Related Party                    Relationship              Description              Amount           Amount
                                                                                           1999             1998
Nanjing Electric Power            Shareholder        Subcontract manufacture      67,592,035.99    55,189,239.19
Automation Equipment
General Factory

XJ Group Corporation              Shareholder        Subcontract manufacture      49,101,878.39    28,867,900.00
Beijing Sifang Tongchuang         Shareholder        Subcontract manufacture      40,163,676.83
Protection and control
Equipment Co. Ltd.

Hathaway Corporation              Shareholder        Purchasing raw materials        124,282.16

(c)   Payments of technology service fees

Related Party                    Relationship              Description             Amount          Amount
                                                                                         1999            1998
Nanjing Electric Power          The Shareholder     Pay technical service fee    1,834,347.09    2,730,640.00
Automation Equipment
General Factory

XJ Group Corporation            The Shareholder     Pay technical service fee    2,150,838.00    1,595,784.00

Sifang Tongchuang               The Shareholder     Pay technical service fee    1,725,878.31
Protection and control
Equipment Co.,Ltd.

Sifang Protection and                               Pay technical service fee      400,000.00
control Equipment Co.,Ltd.

14.2  Outstanding balance with related parties

      Description            Related Party                                  Amount               Amount
                                                                              1999                 1998
      Accounts receivable    Nanjing Electric Power Automation           74,974.36
                             Equipment General Factory

                             XJ Group Corporation                        58,691.67
                             Beijing Sifang Tongchuang               11,567,190.39
                             Protection and control Equipment
                             Co. Ltd

                             Hathaway Corporation                        29,430.70
      Accounts payable       Nanjing Electric Power Automation       25,366,277.11        18,722,869.16
                             Equipment General Factory

                             XJ Group Corporation                    28,885,400.58        17,771,489.43
                             Beijing Sifang Tongchuang                7,644,485.27
                             Protection and control Equipment
                             Co. Ltd.

                             Hathaway Corporation                       558,736.24

                           BEIJING HATHAWAY SI FANG

                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.

                             FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1998 AND 1997

                        TOGETHER WITH AUDITORS' REPORT



The reader is advised that this report has been prepared originally in Chinese. In the event of a conflict between this report and the original Chinese version or difference in interpretation between the versions of the report, the Chinese language report shall prevail.

                               AUDITORS' REPORT
                               ----------------

To the Board of Directors of Beijing Hathaway Si Fang Protection and Control Equipment Co., Ltd.:

Arthur Andersen . Hua Qiang Certified Public Accountants (hereinafter referred to as "We") have audited the accompanying balance sheets of Beijing Hathaway Si Fang Protection and Control Equipment Co., Ltd. (the "Company") as of December 31, 1998 and 1997, the statements of income and retained earnings for the years then ended, and the statement of cash flow for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with "The Independent Auditing Guidelines for Certified Public Accountants" of the People's Republic of China (the "PRC"). Our audits included such tests of the accounting records and such other auditing procedures as we considered necessary under the circumstances.

In our opinion, the financial statements referred to above comply with the requirements of "Accounting Standards for Business Enterprises" and "Accounting Regulations for Enterprises with Foreign Investment" of the PRC, and present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, the results of its operations for the years then ended, and the cash flows for the year ended December 31, 1998. The accounting policies adopted in these financial statements have been applied on a consistent basis.



Arthur Andersen  .  Hua Qiang                   Certified Public Accountants
  Certified Public Accountants


Beijing, People's Republic of China             /s/ Wang Lijun
                                                --------------------------------
March 16, 1998                                              Wang Lijun

                                                /s/ Wang Wei
                                                --------------------------------
                                                             Wang Wei


                               NOTICE TO READERS

The accompanying financial statements are not intended to present the financial position and results of operations and cash flows in accordance with accounting principles and practices generally accepted in countries and jurisdictions other than the PRC.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                                BALANCE SHEETS
                                --------------
                       AS OF DECEMBER 31, 1998 AND 1997
                       --------------------------------
                        (Amounts expressed in Renminbi)

ASSETS                                               Notes               1998                    1997
------                                             -----------    -------------------    -------------------
CURRENT ASSETS
 Cash                                                                   21,956,429.36          18,143,473.14
 Accounts receivable, net                                  3            55,042,529.43          30,029,848.29
 Inventories                                               4            54,275,542.42          13,071,368.46
 Prepayments                                                            12,583,249.32           4,929,661.97
 Due from related parties                                  5                41,527.52                      -
 Due from joint venture partners                           6                        -           3,644,805.25
 Other current assets                                                    4,362,462.59           1,703,251.71
                                                                ---------------------   --------------------

   Total Current Assets                                                148,261,740.64          71,522,408.82
CONSTRUCTION-IN-PROGRESS                                                 2,032,887.30                      -
FIXED ASSETS, net                                          7            11,475,125.44          10,106,280.26
OTHER ASSETS
   Organization expense                                                             -              14,343.00
   Long-term receivables                                   8             1,014,424.00           2,280,715.90
                                                                ---------------------   --------------------

   TOTAL ASSETS                                                        162,784,177.38          83,923,747.98
                                                                =====================   ====================


LIABILITIES AND OWNERS' EQUITY
------------------------------
CURRENT LIABILITIES
 Short-term bank loans                                     9            20,000,000.00           3,204,500.00
 Accounts payable                                                       10,518,647.50           1,975,911.36
 Other payables                                                         15,475,095.90           6,048,408.21
 Taxes payable                                                           4,097,287.75              15,480.40
 Advances from customers                                                23,918,774.16          19,724,260.00
 Accrued expenses                                                        2,774,722.60           2,308,311.90
 Dividends payable                                                       2,250,000.00             317,500.00
 Salary and welfare payable                               10             5,404,896.43           2,250,954.16
 Due to related companies                                  5            37,794,358.59          24,973,653.28
 Due to joint venture partners                             6             2,013,154.56             265,250.57
                                                                ---------------------   --------------------

   Total Current Liabilities                                           124,246,937.49          61,084,229.88
                                                                ---------------------   --------------------
OWNERS' EQUITY
 Paid-in capital                                           1             6,005,529.27           6,005,529.27
 Capital surplus                                                           481,476.12             481,476.12
 Statutory reserves                                                      8,378,700.00                      -
 Retained earnings                                                      23,671,534.50          16,352,512.71
                                                                ---------------------   --------------------

   Total Owners' Equity                                                 38,537,239.89          22,839,518.10
                                                                ---------------------   --------------------
   TOTAL LIABILITIES AND
      OWNERS' EQUITY                                                   162,784,177.38          83,923,747.98
                                                                =====================   ====================

  The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                        (Amounts expressed in Renminbi)


                                                  Notes                1998                      1997
                                                ----------     -------------------       -------------------

Sales, net                                            5, 6          142,471,643.43             73,927,854.64
Less: Cost of sales                                   5, 6         (107,229,752.24)           (55,429,016.97)
                                                               -------------------       -------------------

    Gross margin                                                     35,241,891.19             18,498,837.67

Less: Selling expenses                                               (1,920,640.72)            (2,273,715.88)
    General and administrative expenses                             (10,890,252.94)            (2,890,995.59)
    Financial expenses                                               (1,390,419.04)              (731,995.56)

Add: Other operating income, net                                      1,808,706.18                 47,118.24
                                                               -------------------       -------------------

Operating income                                                     22,849,284.67             12,649,248.88

Less: Non-operating expenses, net                                       (74,518.77)                (6,230.78)
                                                               -------------------       -------------------

Income before taxation                                               22,774,765.90             12,643,018.10

Less: Income tax                                        11           (2,812,744.11)                        -
                                                               -------------------       -------------------

Net income                                                           19,962,021.79             12,643,018.10

Add: Retained earnings, beginning of year                            16,352,512.71              4,709,494.61

Less: Provisions for staff welfare and
        bonus fund, reserve fund and enterprise
        expansion fund                                               (9,643,000.00)                        -
      Dividends                                                      (3,000,000.00)            (1,000,000.00)
                                                               -------------------       -------------------

Retained earnings, end of year                                       23,671,534.50             16,352,512.71
                                                               ===================       ===================

  The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                            STATEMENT OF CASH FLOW
                            ----------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                        (Amounts expressed in Renminbi)

                                                                                                 1998
                                                                                         ------------------
                                                                                              (Note 12)
1. Cash Flows from Operating Activities:
   Cash received from sales of goods or rendering of services                                131,630,647.71
   Value-added tax on sales received                                                          22,006,554.11
   Other cash received relating to operating activities                                          243,246.14
            Sub-total of cash inflows                                                        153,880,447.96
                                                                                         ------------------
   Cash paid for goods and services                                                         (120,530,681.21)
   Cash paid to and on behalf of employees                                                    (6,677,641.65)
   Value-added tax on purchases paid                                                         (19,434,925.05)
   Income tax paid                                                                            (1,849,857.74)
   Taxes paid other than value-added tax and income tax                                          (64,812.30)
   Other cash paid relating to operating activities                                          (11,213,461.72)
                                                                                         ------------------
            Sub-total of cash outflows                                                      (159,771,379.67)
   Net cash flows used in operating activities                                                (5,890,931.71)
                                                                                         ------------------

2. Cash Flows from Investing Activities:
   Net cash received from disposal of fixed assets                                               408,359.27
            Sub-total of cash inflows                                                            408,359.27
                                                                                         ------------------
   Cash paid to acquire fixed assets                                                          (5,488,058.10)
                                                                                         ------------------
            Sub-total of cash outflows                                                        (5,488,058.10)
                                                                                         ------------------
   Net cash flows used in investing activities                                                (5,079,698.83)
                                                                                         ------------------

3. Cash Flows from Financing Activities:
   Proceeds from borrowings                                                                   20,000,000.00
   Other cash received relating to financing activities                                          141,600.00
       Sub-total of cash inflows                                                              20,141,600.00
                                                                                         ------------------
   Cash payments of amounts borrowed                                                          (2,870,100.00)
   Cash payments for distribution of dividends                                                  (817,500.00)
   Cash payments of interest expenses                                                         (1,670,413.24)
       Sub-total of cash outflows                                                             (5,358,013.24)
   Net cash flows from financing activities                                                   14,783,586.76
                                                                                         ------------------

4. Net Increase in Cash                                                                        3,812,956.22
                                                                                         ==================


   The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                       CASH FLOWS STATEMENT (CONTINUED)
                       --------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                        (Amounts expressed in Renminbi)

                                                                                               1998
                                                                                        ------------------
                                                                                             (Note 12)
Reconciliation of Net Income to Cash Flows from Operating Activities
Net income                                                                                   19,962,021.79
Add:  Provision for bad debt                                                                  2,259,000.00
      Depreciation of fixed assets                                                            1,332,820.49
      Amortization of intangible assets                                                          14,343.00
      Losses on disposal of fixed assets                                                         32,991.86
      Financial expenses                                                                      1,586,729.24
      Increase in inventories                                                               (41,204,173.96)
      Increase in operating receivables                                                     (32,714,909.74)
      Decrease in operating payables                                                         42,840,245.61
                                                                                        ------------------

Net cash flows used in operating activities                                                  (5,890,931.71)
                                                                                        ==================

Net Increase in Cash

Cash, end of the year                                                                        21,956,429.36
Less: Cash, beginning of the year                                                           (18,143,473.14)
                                                                                        ------------------

Net increase in cash                                                                          3,812,956.22
                                                                                        ==================


  The accompanying notes are an integral part of these financial statements.

                           BEIJING HATHAWAY SI FANG
                           -------------------------
                  PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                  ------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                       AS OF DECEMBER 31, 1998 AND 1997
                       --------------------------------

        (Amounts expressed in Renminbi ("RMB") unless otherwise stated)

1  ORGANIZATION AND OPERATIONS
   ---------------------------

Beijing Hathaway Si Fang Protection and Control Equipment Co., Ltd. (the "Company") was registered as a Sino-foreign equity joint venture on April 8, 1994 in Beijing by Beijing Si Fang Protection and Control Company ("Si Fang") and Hathaway Company Ltd. ("Hathaway"). The operating period of the Company is twenty years.

The Company's operations commenced in July 1994. The Company is principally engaged in the designing, manufacturing and sales of microprocessor-based relays, power substation automation systems and power system security and stability control systems.

The Company's original registered capital was US$ 700,000 and was fully contributed by the partners before December 1994. The original joint venture partners and their respective capital contributions are as follows:


   Joint Venture     Percentage of     Contribution         RMB
      Partner          Ownership           US$           Equivalent
   -------------     -------------     ------------     ------------

   Si Fang                      75%         525,000     4,500,000.00
   Hathaway                     25%         175,000     1,505,529.27
                     -------------     ------------     ------------

                               100%         700,000     6,005,529.27
                     =============     ============     ============

In accordance with an agreement between the State Electrified Netting Materials Co., Ltd. ("SENM") and the Company, and approved by the board of directors meeting on October 28, 1997, Si Fang will transfer 8% of its interest to SENM. The new capital structure of the Company will be as follows:

                        Si Fang                    67%
                        Hathaway                   25%
                        SENM                        8%
                                             --------
                        Total                     100%
                                             ========

In addition, SENM has agreed to contribute additional capital to the Company and RMB870,000 was received in June 1997. Such amounts have been recorded as other payable in the accompanying financial statements. When the Company completes the necessary legal procedures to register an ownership change, including having its capital verified and obtaining an updated business license from the State Industrial and Commercial Administration Bureau, the contribution will be reflected as paid-in capital.

     2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        These financial statements are prepared in conformity with generally accepted accounting principles of the PRC, as set out is "Enterprise Accounting Standards" and "Accounting Regulations for Enterprise with Foreign Investments" of the PRC ("PRC GAAP"). Certain generally accepted accounting principles in other countries are not applicable in the PRC. Significant differences between PRC GAAP and generally accepted accounting principles in the United States include:

        .  Provision for bad debts
        .  Deferred tax


(1)  Foreign currency translation

     The Company maintains its books and records in RMB. Transactions in foreign currencies are translated into RMB at the exchange rates quoted by the People's Bank of China ("PBOC") on the dates of the transaction. At the end of each month, monetary assets and liabilities denominated in foreign currencies are translated into RMB at the prevailing exchange rates quoted by the PBOC. Any exchange gain or loss arising is included in the income statement.

     (2)  Bad debt provision

          Bad debt is provided at 3% of accounts receivable balance as of year end.

     (3)  Inventories

          Inventories are stated at the lower of cost, calculated on the first-in first-out basis, and net realizable value. Work-in-process and semi-finished goods include direct material, direct labor and the related overhead.

     (4)  Fixed assets

          Fixed assets, which mainly comprise of buildings, plant, machinery and equipment, vehicles, and office furniture and equipment, are stated at cost less accumulated depreciation. Depreciation of fixed assets is provided using the straight-line method over the following estimated useful lives, taking into account an estimated residual value of 10% of cost.

                Buildings                                    20 years
                Plant, machinery and equipment             5-10 years
                Vehicles                                      6 years
                Office furniture and equipment             5-10 years

     ------------------------------------------------------

(5)  Taxation

     Income tax
     ----------

     The Company is subject to the Enterprise Income Tax ("EIT") on the basis of its taxable income calculated at the applicable rate in accordance with the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises (the "Income Tax Law").

     Value-added tax ("VAT")
     -----------------------

     Effective January 1, 1994, VAT is levied at 17% of domestic sales. An input credit is available whereby VAT previously paid on the purchase of raw materials can be used to offset against the VAT on sales to determine the net VAT payable.

(6)  Sales

     Sales represents the invoiced value of goods sold or project completed, net of VAT, sales discounts and sales returns, and is recognized when goods are delivered or when projects are completed and installed and title has been transferred to customers.


3.   ACCOUNTS RECEIVABLE, net
     ------------------------

     As of December 31, 1998 and 1997, accounts receivable balances consisted of:

                                             1998                     1997
                                        --------------          --------------
     Accounts receivable                 57,301,529.43           30,029,848.29
     Less: Bad debt provision            (2,259,000.00)                   -
                                        --------------          --------------

        Accounts receivable, net         55,042,529.43           30,029,848.29
                                        ==============          ==============

     As of December 31, 1998 and 1997, accounts receivable balances included receivable aged over one year amounting to RMB14,866,729.61 and RMB5,440,164.90, respectively.

4.   INVENTORIES
     -----------

     As of December 31, 1998 and 1997, inventories comprised of:

                                                             1998                    1997
                                                        --------------          --------------
     Raw materials                                        6,794,368.83            3,660,912.75
     Work-in-process and semi-finished goods             47,481,173.59            9,376,560.66
     Low-value items                                                 -               33,895.05
                                                        --------------          --------------

        Total                                            54,275,542.42           13,071,368.46
                                                        ==============          ==============

5.   RELATED PARTY TRANSACTIONS
     --------------------------


       Name of Related Party           Relationship           Nature of Major Transactions
    ---------------------------     -------------------     -------------------------------
     Beijing Power Machinery        Investor of Si Fang     Reimbursement of expenses
       Bureau

     Nanjing General Plant of       Investor of Si Fang     Subcontract manufacturing fees,
       Electric Automated                                   commissions, and sales of
       Equipment                                            integrated circuits

     Xuchang Relay Factory          Investor of Si Fang     Subcontract manufacturing fees,
                                                            commissions, and sales of
                                                            integrated circuits

     North China Electric Power     Investor of Si Fang     Short term financing
       University (Beijing)

     As of December 31, 1998 and 1997, balances with related parties were as follows:

                                                             1998                   1997
                                                        -------------           -------------
     Due from related parties
     ------------------------
        Beijing Power Machinery Bureau                      41,527.52                       -
                                                        =============           =============
     Due to related parties
     ----------------------
        Nanjing General Plant of Electric
           Automated Equipment                          18,722,869.16            1,770,045.90
        Xuchang Relays Factory                          17,771,489.43           21,903,607.38
        North China Electric Power University
           (Beijing)                                     1,300,000.00            1,300,000.00
                                                        -------------           -------------

     Total                                              37,794,358.59           24,973,653.28
                                                        =============           =============

     Balances with related parties are unsecured, non-interest bearing and have no fixed repayment date.

     --------------------------------------

     Related party transactions during 1998 and 1997 were as follows:

                                                            1998             1997
                                                        -------------   -------------
     Payments of subcontract manufacturing fee
        Nanjing General Plant of Electric
           Automated Equipment                          55,189,239.19   19,287,767.57
        Xuchang Relays Factory                          28,867,900.00   31,473,744.30
                                                        -------------   -------------

        Total                                           84,057,139.19   50,761,511.87
                                                        =============   =============

     Payments of technology use fee
        Nanjing General Plant of Electric
           Automated Equipment                           2,730,640.00            -
        Xuchang Relays Factory                           1,595,784.00            -
                                                        -------------   -------------

        Total                                            4,326,424.00            -
                                                        =============   =============

     Sales
        Nanjing General Plant of Electric
           Automated Equipment                          29,747,531.96    9,924,096.46
        Xuchang Relays Factory                          31,705,555.97    9,689,434.62
                                                        -------------   -------------

        Total                                           61,453,087.93   19,613,531.08
                                                        =============   =============

6.   JOINT VENTURE PARTNER TRANSACTIONS
     ----------------------------------

     Name of Joint Venture Partner      Major Transaction Nature
     -----------------------------      --------------------------------------------------
     Si fang                            Payments of subcontract manufacturing fee,
                                        microprocessor based protective relays, payments
                                        of office building rental, and sales of integrated
                                        circuit

     Hathaway                           Reimbursement of  expenses

     As of December 31, 1998 and 1997, balances with joint venture partners were as follows:

                                            1998            1997
                                        ------------    ------------
     Si fang                            1,797,306.11    3,644,805.25
     Hathaway                             215,848.45     (265,250.57)
                                        ------------    ------------

     Total net amount                   2,013,154.56    3,379,554.68
                                        ============    ============

     Balances with joint venture partners are unsecured, non-interest bearing and have no fixed repayment date.

   ----------------------------------------------

   Transactions with the joint venture partners during 1998 and 1997 were as follows:

                                            1998             1997
                                       -------------    -------------
   Si Fang
    Payments of processing fee          5,106,695.00       669,988.97
    Rental                                500,000.00       500,000.00
    Sales                               2,586,100.00       952,061.67

7. FIXED ASSETS, net
   -----------------

   As of December 31, 1998 and 1997, fixed assets comprised of:

                                           1998              1997
                                       -------------    -------------


   Buildings                            5,420,755.82     4,355,130.00
   Plant, machinery and equipment       5,545,917.25     4,273,381.00
   Vehicles                             2,381,380.20     1,872,067.00
   Office furniture and equipment         904,920.00     1,177,773.75
                                       -------------    -------------

   Total cost                          14,252,973.27    11,678,351.75
   Less:  Accumulated depreciation     (2,777,847.83)   (1,572,071.49)
                                       -------------    -------------

    Fixed assets, net                  11,475,125.44    10,106,280.26
                                       =============    =============

8. LONG-TERM RECEIVABLES
   ---------------------

   Long-term receivables represented advances to managers or key employees of the Company. These advances are non-interest bearing and are unsecured. Part of the advances will be deducted from the employees' monthly salary over five years starting from 1998. The remaining amount will be offset against the Company's staff welfare and bonus fund.

9. SHORT-TERM BANK LOANS
   ---------------------

   As of December 31, 1998, the Company had RMB20,000,000 borrowings with the bank. The Company repaid one RMB10,000,000 loan with annual interest rate of 9.504% on March 10, 1999. The other RMB10,000,000 loan with annual interest rate of 7.623% is due on August 11, 1999. Such loan is guaranteed by Beijing Strong High-Tech Development Corporation.

10.EMPLOYEE BENEFITS
   -----------------

   Pursuant to the regulations of the Beijing Labor Bureau, Beijing Finance Bureau and Beijing Housing Reform Commission, the Company is required to provide various employee benefits for its PRC employees, including medical care, employee education, welfare subsidies, unemployment insurance, postretirement benefits and housing fund, etc. The total provision is calculated at 54.5% of the employees' actual salaries.

   For the year ended December 31, 1998, the provision for employee benefits was RMB3,191,767.04 (1997: RMB1,269,339.00).


11.INCOME TAX
   ----------

   According to the Income Tax Law Article No. 7 and "Official Reply from State Council on Issues Regarding the Coastal Cities' Policies for Beijing ", the Company is entitled to EIT at the rate of 24% since 1996. According to the Income Tax Law Article No. 8, the Company is entitled to full exemption from EIT for 1996 and 1997, and 50% exemption from 1998 to 2000. Therefore, the applicable EIT rate for 1998 is 12%.

   According to Article No. 4 of "Notice Concerning Preferential Tax Treatment on Local Income Tax for Enterprises with Foreign Investment and Foreign Enterprises" issued by the Beijing Local Administration of Taxation, the Company is entitled to full exemption from local income tax from 1996 to 2000, and 50% exemption from 2001 to 2005.


12.CASH FLOWS STATEMENT
   --------------------

   The Company has presented a statement of cash flow for the year ended December 31, 1998 in accordance with the Accounting Standard for Business Enterprise -Cash Flows Statement. The Company has selected not to present comparative cash flow figures for 1997 as the above Standard does not require comparative statements and management has determined that the cost of preparation would not be justified.


13.COMPARATIVE FIGURES
   -------------------

   Certain figures in the 1997 financial statements have been reclassified to conform to the current year presentation.

                             HATHAWAY CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HATHAWAY CORPORATION


                                By  /s/ Richard D. Smith
                                  ----------------------
                                        Richard D. Smith
                                President, Chief Executive Officer and
                                Chief Financial Officer

                                Date: June 30, 2000