Form 10-K
period 2000-06-30
HATHAWAY CORP
filed 2000-09-21
CIK 46129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                           --------------------------



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

         As of August 31, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $26,539,000.


                           --------------------------



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement dated September 21, 2000 are incorporated by reference in Part III of this Report.

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

Item 8.           Financial Statements and Supplementary Data...........................................12

                  Report of Independent Public Accountants..............................................13

Item 9.           Disagreements on Accounting and Financial Disclosure..................................33

PART III.

Item 10.          Directors and Executive Officers of the Registrant....................................33

Item 11.          Executive Compensation................................................................33

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................33

Item 13.          Certain Relationships and Related Transactions........................................33

PART IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................34

                  Consent of Independent Public Accountants.............................................37

                  Signatures............................................................................38

                  Financial Statement Schedule .........................................................39

                  Officers and Directors / Investor Information.........................................41

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

     POWER AND PROCESS BUSINESS
     POWER INSTRUMENTATION
     Hathaway's power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. With manufacturing facilities in Seattle and Belfast, Northern Ireland, and sales and engineering functions in Seattle, Belfast and Denver, the power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for Supervisory Control and Data Acquisition (SCADA) systems.

     The Company also has three joint venture investments in China - Hathaway Si Fang Protection and Control Company (Si Fang), Zibo Kehui Electric Company Ltd. (Kehui) and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). The Company holds a 20% interest in Si Fang, a 25% interest in Kehui and a 40% interest in HPMS. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is now the largest Chinese supplier of digital relays in China. The Company may sell these products outside of China. Kehui designs, manufactures and sells cable and overhead fault location products, SCADA systems and other test instruments within the China market and the Company may sell these products outside of China. HPMS manufactures and sells, under a license from the Company, instrumentation products designed by the Company to electric power companies in China.

     PROCESS INSTRUMENTATION
     The process instrumentation products group manufactures and markets products for the process and power industries including monitoring systems, calibration equipment and process measurement instrumentation. The monitoring systems, called visual annunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants, including chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry. Process measurement instrumentation includes signal conditioning products and transducers used to measure such variables as temperature, voltage, current and power in various industrial applications.

     SYSTEMS AUTOMATION
     Effective September 30, 1996, the Company acquired Tate Integrated Systems ("TIS") which has since operated under the ownership of Hathaway Industrial Automation (HIA), a wholly owned subsidiary of the Company. HIA is located near Baltimore, Maryland and is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the power utility industry that is beginning to operate in a deregulated environment. The Company has been successful at integrating the HIA system with certain other Hathaway products and targeting the integrated product at substation automation and integration applications used in power transmission and distribution facilities. The automation system allows for the measurement, control and communication of information including the data for the metering of electricity to ensure the reliable delivery of power, provide data privacy and to control security.

     MOTION CONTROL BUSINESS
     The motion control group offers quality, cost-effective products that suit a wide range of applications in the telecommunications, semi-conductor processing, industrial, medical, military and aerospace industries, as well as in manufacturing of analytical instruments and computer peripherals. The end products using Hathaway technology include tuneable lasers, wavelength meters, spectrum analyzers, special industrial and technical products such as satellite tracking systems, MRI scanners, and high definition printers.

     The motion control group is organized into one division and two subsidiaries, respectively, of Hathaway Motion Control Corporation, a wholly owned subsidiary of the Company: Motors and Instruments Division (MI - Tulsa), Emoteq Corporation (Emoteq - Tulsa) and Computer Optical Products, Inc. (COPI - Chatsworth, CA).

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

     Optical encoders are manufactured by COPI. They are used to measure rotational and linear movements of parts in diverse applications such as tuneable lasers, spectrum analyzers, machine tools, robots, printers and medical equipment. The primary markets for the optical encoders are in the telecommunications, computer peripheral manufacturing, industrial and medical sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

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

     SEASONALITY OF THE BUSINESS
     The Company's business is not of a seasonal nature; however, revenues derived from the power market may be influenced by customers' fiscal year ends and holiday seasons.

     WORKING CAPITAL ITEMS
     The Company currently maintains inventory levels adequate for its short-term needs based upon present levels of production. The Company considers the component parts of its different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

     SALES TO LARGE CUSTOMERS
     During fiscal 2000, 1999 and 1998 no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

     SALES BACKLOG
     The Company's backlog at June 30, 2000 consisted of sales orders totaling approximately $23,827,000. The Company expects to ship goods filling $20,912,000 of those purchase orders within fiscal 2001. This compares to a backlog of $18,260,000 at June 30, 1999, of which $16,128,000 was scheduled for shipment in fiscal 2000.

     GOVERNMENT SALES
     Approximately $181,000 of the Company's backlog as of June 30, 2000 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

     ENGINEERING AND DEVELOPMENT ACTIVITIES
     The Company's expenditures on engineering and development were $4,274,000 in fiscal 2000, $4,466,000 in fiscal 1999 and $4,411,000 in fiscal 1998. Of these expenditures, no material amounts were charged directly to customers.

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

     EMPLOYEES
     As of the end of fiscal 2000, the Company had approximately 374 full-time employees.

ITEM  2.  PROPERTIES.
The Company leases its administrative offices and manufacturing facilities as follows:

                                                                                                APPROXIMATE SQUARE
                  DESCRIPTION / USE                                   LOCATION                        FOOTAGE
------------------------------------------------------- -------------------------------------- ----------------------
Corporate   headquarters  and  sales  and  engineering           Littleton, Colorado                    14,000
  offices
Engineering and development facility                             Evergreen, Colorado                     3,000
Office and manufacturing facility                                 Carrolton, Texas                      20,000
Office and manufacturing facility                                 Kent, Washington                      21,000
Engineering, development and administrative office              Hunt Valley, Maryland                   14,000
Office and manufacturing facility                                  Tulsa, Oklahoma                      17,000
Office and manufacturing facility                              Chatsworth, California                   22,000
Office and manufacturing facility                                  Tulsa, Oklahoma                      10,000
Office facility                                                  Hoddesdon, England                      3,000
Office and manufacturing facility                             Belfast, Northern Ireland                 17,000
Office and manufacturing facility                               Bournemouth, England                     2,000

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of the security holders of the Company in the fourth quarter of fiscal year 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Hathaway Corporation's common stock is traded on the Nasdaq Small Cap Market System and trades under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on August 31, 2000 was 484. The Company did not pay or declare any dividends during fiscal years 2000 and 1999 as the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq National Market (through March 18, 1999) and on the Nasdaq Small Cap Market System (after March 18,
1999), as reported by Nasdaq.

                                                   PRICE RANGE
                                            HIGH               LOW
                                       ---------------- -------------------
       FISCAL 1999
         First Quarter                 $      2.06      $       0.75
         Second Quarter                       2.31              0.75
         Third Quarter                        2.38              0.82
         Fourth Quarter                       2.00              1.38
       FISCAL 2000
         First Quarter                 $      3.13      $       1.63
         Second Quarter                       2.56              0.88
         Third Quarter                       19.75              1.38
         Fourth Quarter                       9.25              3.00

ITEM 6.  SELECTED FINANCIAL DATA.
The following table summarizes data from the Company's annual financial statements for the fiscal years 1996 through 2000 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 beginning on page 12 herein. See Item 1 in the Business section of this report and Note 2 to Consolidated Financial Statements on page 22 for discussion of business acquisitions completed in fiscal years 1999 and 1997.


                                                              FOR THE FISCAL YEARS ENDED JUNE 30,

                                                 2000          1999          1998          1997          1996
                                             ------------- ------------- ------------- ------------- --------------
                                                             IN THOUSANDS (EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues                                 $   45,133    $   41,691    $    41,317   $  39,946     $   35,411
                                             ============= ============= ============= ============= ==============
Income (loss) before income taxes            $    1,604    $   (1,317)   $    (2,161)  $  (2,192)    $   (1,398)
Benefit (provision) for income taxes               (129)         (208)           184         763            385
                                             ------------- ------------- ------------- ------------- --------------
Net income (loss)                            $    1,475    $   (1,525)   $    (1,977)  $  (1,429)    $   (1,013)
                                             ============= ============= ============= ============= ==============

Diluted net income (loss) per share          $     0.31    $    (0.36)   $     (0.46)  $   (0.34)    $    (0.24)
                                             ============= ============= ============= ============= ==============

Cash dividends:
   Per share                                 $       --    $       --    $        --   $      --     $     0.10
   Total amount paid                         $       --    $       --    $        --   $      --     $      426

BALANCE SHEET DATA:
Total assets at June 30                      $   19,937    $   16,398    $    17,820   $  20,477     $   21,139
Total current and long-term debt
    at June 30                               $    1,546    $    1,308    $     1,245   $   1,769     $    1,777

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, ANY STATEMENT THAT MAY PREDICT, FORECAST, INDICATE, OR IMPLY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS, AND MAY CONTAIN THE WORD "BELIEVE," "ANTICIPATE," "EXPECT," "PROJECT," "INTEND," "WILL CONTINUE,"
"WILL LIKELY RESULT," "SHOULD" OR WORDS OR PHRASES OF SIMILAR MEANING. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE FOLLOWING: INTERNATIONAL, NATIONAL AND LOCAL
GENERAL BUSINESS AND ECONOMIC CONDITIONS; THE WORLDWIDE POWER AND PROCESS PRODUCT MARKET, INCLUDING A MOVEMENT FROM SINGLE PURPOSE PRODUCTS TO THOSE
WITH MULTIPLE USES; THE MOTION CONTROL PRODUCT MARKET; THE ABILITY OF THE COMPANY TO SUSTAIN, MANAGE OR FORECAST ITS GROWTH AND PRODUCT ACCEPTANCE; NEW PRODUCT DEVELOPMENT AND INTRODUCTION; INCREASED COMPETITION AND CHANGES IN COMPETITOR RESPONSES TO THE COMPANY'S PRODUCTS AND SERVICES; THE ABILITY TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY; BUSINESS DISRUPTION; CHANGES IN GOVERNMENT REGULATIONS; CONTINUED UNCERTAINTY ABOUT THE IMPACT OF
DEREGULATION OF THE POWER BUSINESS ON THE COMPANY'S PRODUCTS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AVAILABILITY OF FINANCING; AND OTHER FACTORS REFERENCED OR INCORPORATED HEREIN.

THE COMPANY OPERATES IN A VERY COMPETITIVE ENVIRONMENT. NEW RISK FACTORS EMERGE FROM TIME TO TIME AND IT IS NOT POSSIBLE FOR MANAGEMENT TO PREDICT ALL SUCH RISK FACTORS, NOR CAN IT ASSESS THE IMPACT OF ALL SUCH RISK FACTORS ON ITS BUSINESS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. THE COMPANY'S EXPECTATIONS, BELIEFS AND PROJECTIONS ARE EXPRESSED IN GOOD FAITH AND ARE BELIEVED TO HAVE A REASONABLE BASIS; HOWEVER, THE COMPANY MAKES NO ASSURANCE THAT EXPECTATIONS, BELIEFS OR PROJECTIONS WILL BE ACHIEVED.

BECAUSE OF THE RISKS AND UNCERTAINTIES, INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AS A PREDICTION OF ACTUAL RESULTS. THE COMPANY HAS NO OBLIGATION OR INTENT TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

OPERATING RESULTS
FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999
The Company recorded net income of $1,475,000 in fiscal year 2000, compared to a net loss of $1,525,000 in fiscal 1999. Revenues increased 8% from $41,691,000, in fiscal 1999 to $45,133,000 in fiscal 2000. The increase in revenues was due to a 43.2% increase in revenues from the Company's motion control products, partially offset by a 7.6% decrease in revenues from the Company's power and process systems and instrumentation products.

The increase in Motion Control revenues was primarily due to expansion into new high growth applications such as test instrumentation for the fiberoptic telecommunications industry as well as the expansion of existing applications. At June 30, 2000 backlog for Motion Control orders was in excess of $12 million, 69% higher than at June 30, 1999. This is a reflection of Motion Control's continued expansion into new markets and broader segments of its existing markets. The increased order rate and backlog indicate that the segment should continue to achieve growth in sales and profitability in fiscal year 2001.

The decrease in Power and Process revenues was due to a decline in orders and sales from the process instrumentation business partially as a result of the Company's delay in releasing a new calibration product line which has now been completed and shipments started in May 2000. In addition, the decline was partially due to higher sales being achieved in fiscal year 1999 from customers purchasing upgrade products to comply with Year 2000 requirements which reduced their funds available for projects in our fiscal year 2000. At June 30, 2000 backlog for Power and Process orders was $11,522,000 which was 5% higher than at the end of the previous year. This reflects higher backlog for power instrumentation and systems automation products partially offset by a decreased backlog for process instrumentation products.

Sales to international customers decreased 9% from $12,902,000, or 31% of sales, in fiscal 1999, to $11,779,000 or 26% of sales, in fiscal 2000 due to a decrease in sales of fault recording and maintenance products in foreign markets.

Sales order backlog increased 30% from $18,260,000 at June 30, 1999 to $23,827,000 at June 30, 2000. Cost of products sold decreased 2% from 64% of revenues in fiscal 1999 to 62% of revenues in fiscal 2000 due to increased sales volume and changes in the mix of products sold.

Selling expenses decreased 6% from $6,852,000 in fiscal 1999 to $6,433,000 in fiscal 2000 resulting from savings due to the continued overall cost reduction efforts of the Company. General and administrative expenses increased 5% from $4,958,000 in fiscal 1999 to $5,194,000 in fiscal 2000 primarily due to bonuses paid to the management of profitable operations. Engineering and development expenses decreased 4% from $4,466,000 in 1999 to $4,274,000 in 2000.

Amortization of intangibles and other assets decreased from $481,000 in 1999 to $83,000 in 2000. The decrease was primarily due to the $125,000 of amortization and $249,000 write off in fiscal 1999 of the goodwill from the 1991 acquisition of Hathaway Systems Limited (HSL). This goodwill was fully written off in fiscal 1999.

The Company also has three joint venture investments in China - Hathaway Si Fang Protection and Control Company (Si Fang), Zibo Kehui Electric Company Ltd. (Kehui) and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). The Company holds a 20% interest in Si Fang, a 25% interest in Kehui and a 40% interest in HPMS. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is now the largest Chinese supplier of digital relays in China. The Company may sell these products outside of China. Kehui designs, manufactures and sells cable and overhead fault location products, SCADA systems and other test instruments within the China market and the Company may sell these products outside of China. HPMS manufactures and sells, under a license from the Company, instrumentation products designed by the Company to electric power companies in China.

 During fiscal 2000 the Company sold a portion of its investment in its Si Fang joint venture to another partner, reducing its ownership from 23% to 20%. The Company received $143,000 and recognized a $126,000 gain on the sale. The gain is included in other income in the consolidated statement of operations. The Company reinvested the proceeds from the sale plus an additional $283,000 in cash to maintain this 20% ownership interest. During fiscal

2000, the Company received $139,000 in cash dividends from this joint venture. The Company has no future commitments relating to its Chinese investments.

The Company accounts for the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and until the beginning of fiscal 1998, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investments and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company fully reserved against the original investments and its share of any equity in income.

Beginning in fiscal year 1998 and continuing during fiscal years 1999 and 2000, Si Fang and Kehui's operations matured, their products have gained significant acceptance and both companies have achieved sustained profitability. Because of the sustained positive operating results, offset by a certain amount of political and business uncertainty in China, the Company recognized a portion of its share of equity income from these two joint ventures, totaling $698,000 and $329,000 in fiscal years 2000 and 1999, respectively. These amounts are included in equity income from investments in joint ventures in the consolidated statements of operations. The amounts recognized represent management's best estimate of the future amounts that will be realized from the joint ventures as of June 30, 2000. The Company will continue to recognize its share of equity in income (loss) from these two joint ventures to the extent it believes such amounts are realizable.

The Company acquired Tate Integrated Systems (TIS) effective September 30, 1996. TIS has operated under the ownership of Hathaway Industrial Automation (HIA), a wholly owned subsidiary of the Company, since October 1, 1996. HIA is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for Supervisory Control and Data Acquisition (SCADA) and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, HIA's system is being marketed to the deregulated power utility industry. The Company has been successful at integrating the HIA system with certain other Hathaway products and targeting the integrated product at substation automation and integration applications used in the generation, transmission and distribution of power. The automation system allows for the measurement, control and communication of information including data for the metering of electricity to ensure the reliable delivery of power, provide data privacy and to control security.

For the years ended June 30, 2000, 1999 and 1998, HIA had losses before income taxes of approximately $871,000, $1.2 million and $2.7 million, respectively. HIA's traditional business is highly dependent on sales to the industrial market which typically encompasses a long sales cycle, significant customization to specific customer requirements, long performance periods and large contract values which are subject to a high degree of scrutiny and negotiation with customers.

Consistent with the Company's strategy to develop applications for the HIA software for the deregulated power industry, the Company has continued to invest substantial resources in HIA. HIA's system is now successfully installed at generator sites in California and as part of pilot projects for several power companies where the system has been installed for evaluation in both transmission substations and generating plants. The Company also has a contract to install the technology at over eighty generating plants that supply electric power to the New England area. The systems are designed to adapt to the power industry's future needs by allowing for the addition of future enhancements and systems capabilities.

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

In fiscal year 2000 the Company recognized a provision for income taxes of $129,000 compared to $208,000 in fiscal year 1999. The effective tax rate as a percentage of the income or loss before income taxes was a provision of 8% in fiscal 2000 and 16% in fiscal 1999. The difference is primarily due to the change in the valuation allowance recorded against the deferred tax asset. In year fiscal 2000, the valuation allowance was decreased due to the utilization of net operating loss carryforwards, whereas in fiscal year 1999, the valuation allowance was increased due to the increase in net operating losses being carried forward. The difference is also due to a decrease in nondeductible expenses and goodwill amortization. Realization of the Company's remaining net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and the remaining net operating loss and tax credit carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

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

Selling expenses decreased 11% from $7,697,000 in fiscal 1998 to $6,852,000 in fiscal 1999 resulting from savings due to the overall cost reduction efforts of the Company as well as from HIA's change in its primary focus to the deregulated power industry in 1999 from industrial markets in previous periods. General and administrative expenses increased 14% from $4,358,000 in fiscal 1998 to $4,958,000 in fiscal 1999 primarily due to bonuses paid to the management of profitable operations and the addition of Emoteq UK. Engineering and development expenses increased 1% from $4,411,000 in 1998 to $4,466,000 in 1999.

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

The Company recognized a portion of its share of equity income from Kehui and Si Fang, two of its joint venture investments in China, totaling $329,000 and $222,000 in fiscal years 1999 and 1998, respectively. These amounts are included in equity income from investments in joint ventures in the consolidated statements of operations.

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

BUSINESS ACQUISITION
Effective July 1, 1998, Emoteq Corporation, a wholly-owned subsidiary of the Company, acquired all the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $281,000 in cash, net of cash acquired. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $512,000 during the year to a balance of $2,928,000 at June 30, 2000. Fiscal 2000 operating activities generated $678,000, compared to $81,000 used in fiscal 1999 and $1,450,000 generated in 1998. The amounts used to fund the operations of the HIA business in 2000, 1999 and 1998 was $1,052,000, $1,379,000 and $1,628,000, respectively, while the amounts generated from the operating activities of the Company's other businesses was $1,730,000, $1,298,000 and $3,078,000, respectively, for the same periods. The increased cash generated from operations during 1998 was primarily due to income tax refunds received.

Cash of $970,000, $987,000 and $914,000 was used by investing activities in fiscal 2000, 1999 and 1998, respectively. The 2000 cash used for investing activities includes $143,000 net cash used in investments in joint ventures. The 1999 cash used for investing activities includes $281,000 net cash paid for the interest acquired in Ashurst. The 1998 cash used for investing activities includes $229,000 paid for the interest acquired in TIS.

Financing activities generated $809,000 and $63,000 in fiscal years 2000 and 1999, respectively, and used $526,000 in fiscal year 1998. The increase in cash generated from financing activities in 2000 was due to proceeds from the exercise of employee stock options, as well as increased net borrowings on the line-of-credit. The increased cash used in financing activities in 1998 was due to repayments, net of borrowings, on the line-of-credit of $524,000.

At June 30, 2000, the Company had $1,546,000 of bank debt, compared with $1,308,000 at June 30, 1999, an increase of $238,000. The debt at June 30, 2000 represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2001 and, accordingly, the $1,546,000 balance has been classified as a current liability as of June 30, 2000. The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on the loan are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 2000, 85% of the Company's eligible receivables exceeded the maximum loan amount, therefore, the Company could borrow an additional $1,454,000 up to the Maximum Credit Limit of $3,000,000.

The loan bears interest at Silicon's prime borrowing rate (prime rate, 9.5% at June 30, 2000) plus 2%. The interest rate is adjustable on a quarterly basis to prime rate plus 1.5% if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to prime rate plus 2%. In addition to interest, the loan bears a monthly unused line fee at 0.125% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis, if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period, the monthly unused line fee will be adjusted to 0.0625%. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to 0.125%. The Company qualified for the lower interest rate and unused line fee beginning January 1, 2000.

The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 2000, the Company was in compliance with such covenants.

As in the three-year period ended June 30, 2000, the Company's fiscal 2001 working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the existing cash balance of $2,928,000 and the $1,454,000 available under the long-term financing agreement at June 30, 2000. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. As explained above, the Company's Agreement with Silicon matures on May 7, 2001 but will continue for successive additional terms of one each year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice.

In June 1998, the Company filed a request for an income tax ruling by the Internal Revenue Service (IRS) with respect to the tax-free treatment of the possible spin-off of its Power and Process Business from its Motion Control Business. In December 1998, the IRS issued a favorable ruling on the proposed transaction; however, because of the downturn in results of the Motion Control business in fiscal 1999 and losses being incurred by the Power and Process business, the Company did not believe it was prudent to proceed with the spin-off. The Company will continue to explore opportunities for increasing shareholder value that could include consideration of a spin-off of the Power and Process Business as well as other alternatives.

YEAR 2000 COMPLIANCE
In fiscal 1999, the Company adopted a "Y2K Readiness Program" and prepared for Year 2000 effects on the proper functioning of computer systems included in its products, software systems used in its business and items purchased from its suppliers. The Company has not experienced, and does not anticipate experiencing in the future any Year 2000 related failures in its products. In addition there was no interruption in or failure of normal business activities or operations due to Year 2000 failures experienced in its internal systems, processes and facilities or from its key vendors, suppliers or subcontractors nor are any anticipated in the future.

The Company's activities related to Year 2000 compliance were performed with internal resources. All payroll and associated costs related to the Year 2000 issue were expensed as incurred. Year 2000 activities did not delay other projects or materially impact the Company's business however, certain customers may have deferred purchases of certain power products due to their own Year 2000 concerns. With the Year 2000 rollover completed, the Company believes it obtained any such deferred sales during fiscal 2000. The Company will continue to monitor whether it needs to further address any anticipated costs, problems and uncertainties associated with Year 2000 consequences.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of June 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK
The interest payable on the Company's line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates. At June 30, 2000, approximately $1.5 million was outstanding with a weighted average interest rate of 10.56%. The line-of-credit matures in May 2001 and is subject to automatic and continuous annual renewal for successive annual terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices. Additionally, the Company monitors interest rates frequently and has sufficient cash balances to pay off the line-of-credit should interest rates increase significantly. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK
The Company has wholly-owned subsidiaries located in Northern Ireland and England. Sales from these operations are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 133, " Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of SFAS 133," (SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through June 30, 2000, the Company had not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions that have not yet been entered into.

In December 1999, the SEC staff released SAB No. 101, "Revenue Recognition,"("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have occurred or services must have been rendered, the selling price must be fixed or determinable, and collectibility must be reasonably assured. The accounting and disclosures described in SAB 101 must be applied no later than the fourth fiscal quarter of the Company's fiscal year beginning after December 15, 1999 (fiscal 2001). The Company believes that adoption of SAB No. 101 will not materially impact its financial statements. However, implementation guidelines for this bulletin, as well as potential new bulletins, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

We have audited the accompanying consolidated balance sheets of HATHAWAY CORPORATION (a Colorado corporation) AND SUBSIDIARIES as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' investment for each of the three fiscal years in the period ended June 30, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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






                                          /s/ Arthur Andersen LLP
                                          -----------------------

Denver, Colorado,
August 2, 2000.

                                               HATHAWAY CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)


                                                                               JUNE 30, 2000    JUNE 30, 1999
--------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current Assets:
   Cash and cash equivalents                                                $      2,928      $      2,416
   Restricted cash                                                                   270               646
   Trade receivables, net of allowance for doubtful accounts of $530 and
     $479 at June 30, 2000 and 1999, respectively                                  7,976             6,465
   Inventories, net                                                                4,550             3,316
   Current deferred income taxes                                                     601               632
   Income tax refunds receivable, prepaid expenses and other                         361               538
--------------------------------------------------------------------------- ----------------- ----------------
Total current assets                                                              16,686            14,013
Property and equipment, net                                                        1,707             1,720
Investment in joint ventures, net (Note 3)                                         1,482               514
Cost in excess of net assets acquired, net                                            59               126
Other                                                                                  3                25
--------------------------------------------------------------------------- ----------------- ----------------
Total Assets                                                                $     19,937      $     16,398
=========================================================================== ================= ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line-of-credit classified as current (Note 4)                            $      1,546      $      1,308
   Accounts payable                                                                1,879             1,570
   Accrued liabilities and other                                                   3,854             2,955
   Income taxes payable                                                              538               560
   Product service reserve                                                           813               689
--------------------------------------------------------------------------- ----------------- ----------------
Total Liabilities                                                                  8,630             7,082


Commitments and Contingencies

Stockholders' Investment:
   Preferred stock, par value $1.00 per share, authorized 5,000 shares;
     no shares outstanding                                                            --                --
   Common stock, at aggregate stated value, authorized 50,000 shares;
     5,582 and 5,405 shares issued at June 30, 2000 and 1999, respectively           100               100
   Additional paid-in capital                                                     10,594             9,954

   Loans receivable for stock (Note 7)                                              (235)             (235)

   Retained earnings
                                                                                   4,791             3,316
   Cumulative translation adjustments
                                                                                      34               154
   Treasury stock, at cost; 1,122 shares                                          (3,977)           (3,973)
--------------------------------------------------------------------------- ----------------- ----------------
Total Stockholders' Investment                                                    11,307             9,316
--------------------------------------------------------------------------- ----------------- ----------------
Total Liabilities and Stockholders' Investment                              $     19,937      $     16,398
=========================================================================== ================= ================



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                               HATHAWAY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       FOR THE FISCAL YEARS ENDED JUNE 30,
                                                                      2000             1999             1998
-------------------------------------------------------------- ----------------- ---------------- -----------------

Revenues                                                       $    45,133       $    41,691       $   41,317

Operating costs and expenses:
   Cost of products sold                                            28,175            26,475           26,379
   Selling                                                           6,433             6,852            7,697
   General and administrative                                        5,194             4,958            4,358
   Engineering and development                                       4,274             4,466            4,411
   Amortization of intangibles and other                                83               481              738
-------------------------------------------------------------- ----------------- ---------------- -----------------
Total operating costs and expenses                                  44,159            43,232           43,583
-------------------------------------------------------------- ----------------- ---------------- -----------------
Operating income (loss)                                                974            (1,541)          (2,266)

Other income (expense), net:
   Equity income from investments in joint
        ventures (Note 3)                                              698               329              222
   Interest and dividend income                                         69               111              217
   Interest expense                                                   (154)             (146)            (148)
   Other income (expense), net                                          17               (70)            (186)
-------------------------------------------------------------- ----------------- ---------------- -----------------
Total other income, net                                                630               224              105
-------------------------------------------------------------- ----------------- ---------------- -----------------
Income (loss) before income taxes                                    1,604            (1,317)          (2,161)
Benefit (provision) for income taxes (Note 5)                         (129)             (208)             184
-------------------------------------------------------------- ----------------- ---------------- -----------------
Net income (loss)                                              $     1,475       $    (1,525)     $    (1,977)
============================================================== ================= ================ =================

Basic net income (loss) per share (Note 1)                     $      0.34       $     (0.36)     $     (0.46)
============================================================== ================= ================ =================

Diluted net income (loss) per share (Note 1)                   $      0.31       $     (0.36)     $     (0.46)
============================================================== ================= ================ =================

Basic weighted average shares outstanding (Note 1)                   4,341             4,283            4,284
============================================================== ================= ================ =================

Diluted weighted average shares outstanding (Note 1)                 4,785             4,283            4,284
============================================================== ================= ================ =================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               HATHAWAY CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)


                                                                           FOR THE FISCAL YEARS ENDED JUNE 30,
                                                                            2000          1999          1998
---------------------------------------------------------------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   1,475     $  (1,525)    $  (1,977)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                             890         1,220         1,490
   Provision for bad debts                                                   150            14           136
   Equity income from investments in joint ventures (Note 3)                (698)         (329)         (222)
   Deferred income tax provision                                              31           147            75
   Other                                                                    (144)         (195)          201
   Changes in assets and liabilities, net of effect in 1999 of purchase of Ashurst (Note 2):
     (Increase) decrease in -
       Restricted cash                                                       377          (166)         (227)
       Trade receivables                                                  (1,661)           87           238
       Inventories, net                                                   (1,234)          333           742
       Income tax refunds receivable, prepaid expenses and other             182           183         1,177
     Increase (decrease) in -
       Accounts payable                                                      309          (499)          184
       Accrued liabilities and other                                         899           408           (94)
       Income taxes payable                                                  (22)           27          (182)
       Product service reserve                                               124           214           (91)
---------------------------------------------------------------------- ------------- ------------- -------------
Net cash provided by (used in) operating activities                          678           (81)        1,450

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      (827)         (792)         (685)
    Purchase of Ashurst, net of cash acquired  (Note 2)                       --          (281)           --
    Purchase of Tate (Note 2)                                                 --            --          (229)
    Activities related to joint venture investments, net (Note 3)           (143)           86            --
---------------------------------------------------------------------- ------------- ------------- -------------
Net Cash used in investing activities                                       (970)         (987)         (914)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line-of-credit                                              (65)         (150)       (1,769)
   Borrowings on line-of-credit                                              303           213         1,245
   Proceeds from exercise of employee stock options                          575            --            --
   Purchase of treasury stock                                                 (4)           --            (2)
---------------------------------------------------------------------- ------------- ------------- -------------
Net cash provided by (used in) financing activities                          809            63          (526)

Effect of foreign exchange rate changes on cash                               (5)          (22)            2
---------------------------------------------------------------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents                         512        (1,027)           12
Cash and cash equivalents at beginning of year                             2,416         3,443         3,431
---------------------------------------------------------------------- ------------- ------------- -------------
Cash and cash equivalents at end of year                               $   2,928     $   2,416     $   3,443
====================================================================== ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid (received) during the year for:
   Interest                                                            $     152     $     123     $     146
   Income taxes                                                               53          (153)       (1,037)
Noncash investing and financing activities:
   Assets of Ashurst purchased, net of liabilities assumed and cash
     acquired (Note 2)                                                 $      --     $     281     $      --


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            HATHAWAY CORPORATION
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                                  (IN THOUSANDS)

                                                                              LOANS
                                             COMMON STOCK      ADDITIONAL   RECEIVABLE                   CUMULATIVE
                                         ---------------------   PAID-IN    FOR STOCK      RETAINED      TRANSLATION
                                          SHARES     AMOUNT      CAPITAL     (NOTE 7)      EARNINGS      ADJUSTMENTS
                                         ---------- ---------- ------------ ------------ ------------- ---------------- --

    Balances, June 30, 1997                 5,405   $    100   $   9,954    $   (235)    $  6,818           $  360
       Purchase of treasury stock              --         --          --          --           --               --
       Foreign currency translation
         adjustment                            --         --          --          --           --               29
       Net loss                                --         --          --          --       (1,977)              --
       Comprehensive loss                      --         --          --          --           --               --
                                         ---------- ---------- ------------ ------------ ------------- ----------------
    Balances, June 30, 1998                 5,405        100       9,954        (235)       4,841              389
       Foreign currency translation
         adjustment                            --         --          --          --           --             (235)
       Net loss                                --         --          --          --       (1,525)              --
       Comprehensive loss                      --         --          --          --           --               --
                                         ---------- ---------- ------------ ------------ ------------- ----------------
    Balances, June 30, 1999                 5,405        100       9,954        (235)       3,316              154
        Purchase of treasury stock             --         --          --          --           --               --
        Exercise of stock options             177         --         575          --           --               --
        Tax benefit from stock dispositions    --         --          65          --           --               --
        Foreign currency translation
          adjustment                           --         --          --          --           --             (120)
        Net income                             --         --          --          --        1,475               --
        Comprehensive income                   --         --          --          --           --               --
                                         ---------- ---------- ------------ ------------ ------------- ----------------
    Balances, June 30, 2000                 5,582   $    100   $  10,594    $   (235)    $  4,791           $   34
                                         ========== ========== ============ ============ ============= ================


                                                                 TREASURY STOCK
                                           COMPREHENSIVE   -------------------------
                                           INCOME (LOSS)      SHARES       AMOUNT
                                           --------------- ----------- -------------
    Balances, June 30, 1997                                   1,121    $ (3,971)
       Purchase of treasury stock                                 1          (2)
       Foreign currency translation
         adjustment                        $      29             --          --
       Net loss                               (1,977)            --          --
                                              -------
        Comprehensive loss                    (1,948)            --          --
                                              =======
                                                           ----------- -------------
    Balances, June 30, 1998                                   1,122      (3,973)
       Foreign currency translation
         adjustment                        $    (235)            --          --
       Net loss                               (1,525)            --          --
                                              -------
        Comprehensive loss                    (1,760)            --          --
                                              =======
                                                           ----------- -------------
    Balances, June 30, 1999                                   1,122      (3,973)
        Purchase of treasury stock                               --          (4)
        Exercise of stock options                                --          --
        Tax benefit from stock dispositions                      --          --
        Foreign currency translation
          adjustment                            (120)            --          --
        Net income                             1,475             --          --
                                               -----
        Comprehensive income                   1,355             --          --
                                               =====
                                                           ----------- -------------
    Balances, June 30, 2000                                   1,122    $ (3,977)
                                                           =========== =============

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

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in joint ventures, in which the ownership is at least 20% but less than 50%, are accounted for using the equity method (Note 3).

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include amounts which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates. Cash flows in foreign currencies are translated using an average rate.

     RESTRICTED CASH
     Restricted cash consists of certificates of deposit that serve as collateral for letters of credit issued on behalf of the Company.

     INVENTORIES
     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                                           JUNE 30, 2000    JUNE 30, 1999
                                                                          ---------------- -----------------
     Parts and raw materials, net                                         $       2,827    $       2,227
     Finished goods and work-in-process, net                                      1,723            1,089
                                                                          ---------------- -----------------
                                                                          $       4,550    $       3,316
                                                                          ================ =================

     Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,900,000 and $1,675,000 at June 30, 2000 and 1999, respectively.

     PROPERTY AND EQUIPMENT
     Property and equipment, at cost, is classified as follows (in thousands):

                                                           USEFUL LIVES    JUNE 30, 2000    JUNE 30, 1999
                                                          ---------------- ---------------- -----------------
      Machinery, equipment, tools and dies                   2-8 years     $       8,233    $       7,574
      Furniture, fixtures and other                         3-10 years             1,350            1,623
                                                                           ---------------- -----------------
                                                                                   9,583            9,197
      Less accumulated depreciation and amortization                              (7,876)          (7,477)
                                                                           ---------------- -----------------
                                                                           $       1,707    $       1,720
                                                                           ================ =================

     Depreciation and amortization expense are provided using the straight-line method over the estimated useful life of the assets. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and any resulting gain or loss is reflected in earnings.

     Depreciation expense was $807,000, $788,000 and $757,000 in fiscal years 2000, 1999 and 1998, respectively.

     COST IN EXCESS OF NET ASSETS ACQUIRED
     Cost in excess of net assets acquired represents the amount by which the purchase price of acquired companies exceeds the fair market value of net assets acquired, and is amortized using the straight-line method over the period estimated to be benefited. Cost in excess of net assets acquired as of June 30, 2000 and 1999 consists of $195,000 of original costs, $16,000 and $10,000 of effect of exchange rate changes, and $120,000 and $59,000 of accumulated amortization, respectively.

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

     As a result of its acquisition of Hathaway Systems Limited (HSL) in 1991, the Company had previously recorded goodwill of $1,197,000. At June 30, 1999 and in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of HSL was impaired; and, therefore, wrote off the remaining unamortized balance of $249,000. The Company's determination was based on projections of undiscounted cash flows of HSL, which were based on current marketplace conditions, low orders and continuing losses. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. Fiscal year 1999 amortization of $125,000 and impairment write-off of $249,000, totaling $374,000, is included in amortization of intangibles and other in the fiscal year 1999 consolidated statement of operations.

     As a result of its acquisition of Hathaway Industrial Automation (HIA), the Company recorded goodwill of $624,000 primarily due to loss accruals on an in-process contract acquired by the Company. As a result of continuing and expected near term losses from HIA at June 30, 1998 and in accordance with SFAS 121, the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of TIS was impaired and, therefore, wrote-off the remaining unamortized balance of $406,000. The Company's determination was based on projections of undiscounted cash flows of HIA, which were based on current marketplace and competitive conditions and resulting low margins for the industrial applications of HIA's product. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. The fiscal year 1998 amortization of $202,000 and impairment write-off of $406,000, totaling $608,000 is included in amortization of intangibles and other in the fiscal year 1998 consolidated statement of operations.

     ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

                                                                           JUNE 30, 2000    JUNE 30, 1999
                                                                          ---------------- -----------------
     Compensation and fringe benefits                                     $       1,863    $       1,377
     Deferred revenue                                                               800              270
     Commissions                                                                    596              541
     Other accrued expenses                                                         595              767
                                                                          ---------------- -----------------
                                                                          $       3,854    $       2,955
                                                                          ================ =================

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

     REVENUE RECOGNITION
     HIA, a wholly-owned subsidiary of the Company, undertakes contracts for the installation of integrated process control systems which are based upon its proprietary software. These contracts typically require substantial customization of this proprietary software. Accordingly, in accordance with SOP 97-2, the Company recognizes contract revenues by applying the percentage of completion achieved to the total contract sales price. The Company determines the percentage of completion for all contracts using the "cost-to-cost" method of measuring contract progress. Under this method, actual contract costs incurred to date are compared to total estimated contract costs to determine the estimated percentage of revenues to be recognized. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for the period during which work on the contract is ongoing may not accurately reflect the final results of the contract, which can only be determined upon contract completion. Provisions for estimated losses on uncompleted contracts, to the full extent of the estimated loss, are made during the period in which the Company first becomes aware that a loss on a contract is probable. The Company's traditional businesses (other than HIA) generally recognize revenue when products are shipped, evidence of an arrangement exists, selling price is fixed, and collectibility is reasonably assured.

     BASIC AND DILUTED EARNINGS PER SHARE
     Basic earnings (loss) per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. In fiscal years 1999 and 1998, stock options to purchase 819,004 and 648,204 shares of common stock, respectively, (without regard to the treasury stock method) were excluded from the calculation of diluted (loss) per share since the result would have been anti-dilutive. In fiscal year 2000, stock options to purchase 621,276 shares of common stock were included in the calculation of diluted earnings per share.

     Basic earnings per share have been computed as follows (in thousands, except per share data):
                                                                 FOR THE FISCAL YEARS ENDED JUNE 30,
                                                                 2000            1999            1998
                                                            --------------- --------------- ---------------
     Numerator:
            Net income (loss)                                 $     1,475     $    (1,525)    $    (1,977)
     Denominator:
            Weighted average outstanding shares                     4,341           4,283           4,284
                                                            --------------- --------------- ---------------
     Basic net income (loss) per share                        $      0.34     $     (0.36)    $     (0.46)
                                                            =============== =============== ===============

     Diluted earnings per share have been computed as follows (in thousands, except per share data):
                                                                 FOR THE FISCAL YEARS ENDED JUNE 30,
                                                                 2000            1999            1998
                                                            --------------- --------------- ---------------
     Numerator:
            Net income (loss)                                 $     1,475     $    (1,525)    $    (1,977)
     Denominator:
            Weighted average outstanding shares                     4,785           4,283           4,284
                                                            --------------- --------------- ---------------
     Diluted net income (loss) per share                      $      0.31     $     (0.36)    $     (0.46)
                                                            =============== =============== ===============

     COMPREHENSIVE INCOME
     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 in fiscal year 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

     STOCK-BASED COMPENSATION
     The Company accounts for its stock-based compensation plans for employees and non-employee directors under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.

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

     CONCENTRATION OF CREDIT RISK
     During fiscal 2000, 1999 or 1998, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through June 30, 2000, the Company had not entered into any transactions involving derivative financial instruments and, therefore, cannot predict the financial statement impact of adopting SFAS 133 with respect to transactions that have not yet been entered into.

     In December 1999, the SEC staff released SAB No. 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have occurred or services must have been rendered, the selling price must be fixed or determinable, and collectibility must be reasonably assured. The accounting and disclosures described in SAB 101 must be applied no later than the fourth fiscal quarter of the Company's fiscal year beginning after December 15, 1999 (fiscal 2001). The Company believes that adoption of SAB No. 101 will not materially impact its financial statements. However, implementation guidelines for this bulletin, as well as potential new bulletins, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

2.   BUSINESS ACQUISITION
     Effective July 1, 1998, a wholly owned subsidiary of the Company acquired all the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $317,000 in cash. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The final net purchase price allocation was as follows (in thousands):

              Cash                                       $        36
              Trade receivables                                  190
              Prepaid expenses                                     2
              Property and equipment, net                         25
              Cost in excess of net assets acquired              195
              Accounts payable                                 (  43)
              Accrued liabilities and other                    (  88)
                                                         ----------------
              Net purchase price                         $       317
                                                         ================

     The results of operations of Ashurst have been included in the Company's fiscal 1999 consolidated statement of operations starting on July 1, 1998.

     The following unaudited pro forma summary (in thousands, except per share data) combines the consolidated results of operations of the Company and Ashurst as if the acquisition had occurred at the beginning of fiscal year 1998 after giving effect to certain pro forma adjustments related to such items as income taxes, depreciation, and amortization of cost in excess of net assets acquired. The pro forma results are shown for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of the earlier date, nor are they indicative of results of operations which may occur in the future.

                                                      FOR THE YEAR ENDED
                                                        JUNE 30, 1998
                                                         (UNAUDITED)
                                                    ----------------------
             Revenue                                  $      41,859
             Net loss                                        (1,833)
             Basic and diluted net loss per share             (0.43)

3.   INVESTMENTS IN JOINT VENTURES
     The Company has three joint venture investments in China - Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), Zibo Kehui Electric Company Ltd. (Kehui) and Hathaway Power Monitoring Systems Company, Ltd. (HPMS). The Company holds a 20% interest in Si Fang, a 25% interest in Kehui and a 40% interest in HPMS. Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is now the largest Chinese supplier of digital relays in China. The Company may sell these products outside of China. Kehui designs, manufactures and sells cable and overhead fault location products, SCADA systems and other test instruments within the China market and the Company may sell these products outside of China. HPMS manufactures and sells, under a license from the Company, instrumentation products designed by the Company to electric power companies in China.

     The Company accounts for the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and until the beginning of fiscal 1998, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investments and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company fully reserved against the original investments and its share of any equity in income.

     Beginning in fiscal year 1998 and continuing during fiscal years 1999 and 2000, Si Fang and Kehui's operations have matured, their products have gained significant acceptance, and both companies have achieved sustained profitability. Because of sustained positive operating results, offset by a certain amount of political and business uncertainty in China, the Company recognized a portion of its share of equity in income from these two joint ventures, totaling $698,000, $329,000 and $222,000 in fiscal years 2000, 1999 and 1998, respectively. These amounts are included in equity income from investments in joint ventures in the consolidated statements of operations. The amounts recognized represent management's best estimate of the future amounts that will be realized from the joint ventures as of June 30, 2000. The Company will continue to recognize its share of equity in income (loss) from these two joint ventures to the extent it believes such amounts are realizable.

     During fiscal 2000, the Company sold a portion of its investment in its Si Fang joint venture to another partner, reducing its ownership from 23% to 20%. The Company received $143,000 and recognized a $126,000 gain on the sale. The gain is included in other income in the consolidated statement of operations. The Company reinvested the proceeds from the sale plus an additional $283,000 in cash to maintain this 20% ownership interest. During fiscal 2000, the Company received $139,000 in cash dividends from this joint venture. The Company has no future commitments relating to its Chinese investments.

     During fiscal 1999, the Company sold 2% of its ownership interest in Si Fang for $57,000 in cash and recognized a $49,000 gain on the sale, which is included in other income in the accompanying 1999 consolidated statement of operations.

     At June 30, 2000, the Company's investments and current ownership interests in these joint ventures are as follows (in thousands):

                                               Cumulative Share
                                                  of Income        Cumulative                  Balance at
                   Ownership    Investment,        (Through        Dividends     Cumulative     June 30,
                    Interest    net of sales    Dec. 31, 1999)      Received       Reserve        2000
                                ------------- ------------------- ------------- -------------- ------------
     Si Fang          20%        $   642            $ 1,509        $    (260)        $ (484)       $1,407
     Kehui            25%            100                271              (28)          (268)           75
     HPMS             40%            140                 53               --           (193)           --
                                ------------- ------------------- ------------- -------------- ------------
                                 $   882            $ 1,833        $    (288)        $ (945)       $1,482
                                ============= =================== ============= ============== ============

     The Company has no future commitments relating to these investments.

     In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," summarized financial information for Si Fang as of December 31, 1999, 1998 and 1997 (Si Fang is on a calendar fiscal year) is presented as follows (in thousands):

                                              As of and             As of and              As of and
                                         For the Year Ended    For the Year Ended     For the Year Ended
                                          December 31, 1999     December 31, 1998      December 31, 1997
                                          -----------------     -----------------      -----------------
     Current assets                             $ 25,539              $ 16,864               $ 8,638
     Non-current assets                            4,785                 1,745                 1,498
     Current liabilities                          20,239                14,752                 7,378
     Revenues                                     32,959                16,502                 8,918
     Gross income                                  6,834                 4,047                 2,232
     Net income before income taxes                3,940                 1,706                 1,525
     Net income                                    3,352                 1,367                 1,525

     Summarized financial information for Kehui and for HPMS is not presented because it is not significant relative to the Company's consolidated financial statements.

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

4.   DEBT
     On May 7, 1998, the Company entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2001 and, accordingly, the $1,546,000 balance of the line-of-credit has been classified as a current liability as of June 30, 2000. The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on this line-of-credit are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 2000, 85% of the Company's eligible receivables exceeded the maximum loan amount; therefore the company could borrow an additional $1,454,000 up to the $3,000,000 Maximum Credit Limit.

     The line bears interest at Silicon's prime borrowing rate (prime rate, 9.5% at June 30, 2000) plus 2%. The interest rate is adjustable on a quarterly basis to prime rate plus 1.5% if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to prime rate plus 2%. In addition to interest, the line bears a monthly unused line fee at 0.125% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis, if the Company achieves a net loss less than $750,000 for each previous twelve-month rolling period, the monthly unused line fee will be adjusted to 0.0625%. The Company must continue to meet this quarterly financial goal, or the rate will be re-adjusted to 0.125%. The Company qualified for the lower interest rate and unused line fee beginning January 1, 2000. The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 2000, the Company was in compliance with such covenants.

5.   INCOME TAXES
     The benefit (provision) for income taxes is based on income (loss) before income taxes as follows (in thousands):

                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                              2000             1999              1998
                                                        ----------------- ---------------- -----------------
     Domestic                                           $       1,918     $      (1,065)   $      (2,179)
     Foreign                                                     (314)             (252)              18
                                                        ----------------- ---------------- -----------------
     Income (loss) before income taxes                  $       1,604     $      (1,317)   $      (2,161)
                                                        ================= ================ =================

     Components of the benefit (provision) for income taxes are as follows (in thousands):
                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                              2000             1999              1998
                                                        ----------------- ---------------- -----------------
     Current benefit (provision):
       Domestic                                         $       (117)     $        (61)    $        308
       Foreign                                                    19                --              (49)
                                                        ----------------- ---------------- -----------------
     Total current benefit (provision)                           (98)              (61)             259
     Domestic deferred provision                                 (31)             (147)             (75)
                                                        ----------------- ---------------- -----------------
     Benefit (provision) for income taxes               $       (129)     $       (208)    $        184
                                                        ================= ================ =================

     The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                              2000             1999              1998
                                                        ----------------- ---------------- -----------------
     Tax benefit (provision) computed at statutory
       rate                                             $        (545)    $         448    $        735
     State tax, net of federal benefit                            (99)              (36)             (2)
     Nondeductible expenses and goodwill amortization             (14)             (145)           (267)
     Recovery of prior year taxes paid                             --                --              69
     Change in valuation allowance                                561              (497)           (315)
     Other                                                        (32)               22             (36)
                                                        ----------------- ---------------- -----------------
     Benefit (provision) for income taxes               $        (129)    $        (208)   $        184
                                                        ================= ================ =================

     The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax asset under SFAS No. 109 are as follows (in thousands):

                                                                           JUNE 30, 2000    JUNE 30, 1999
                                                                          ---------------- -----------------
     Allowances and other accrued liabilities                             $      1,008     $        882
     Investment in joint ventures                                                 (198)             (11)
     Tax credit carryforwards                                                      376              374
     Net operating loss carryforwards                                               75              608
     Valuation allowance                                                          (660)          (1,221)
                                                                          ---------------- -----------------
     Net deferred tax asset                                               $        601     $        632
                                                                          ================ =================

     The Company is entitled to a deduction for tax purposes related to the exercise of employee stock options during fiscal 2000, and, therefore has a domestic operating loss carryforward of $1,392,000 for tax purposes that will expire in 2013 and 2019 for which a benefit for income taxes will not be recorded upon realization. The Company also has domestic tax credit carryforwards of $334,000 expiring in 2004 through 2008, foreign loss carryforwards totaling $251,000 which can be carried forward indefinitely and foreign advance corporation tax of $47,000 available which may be utilized to reduce future foreign taxes due.

     Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and net operating loss carryforwards. The Company's management believes that, on a more likely than not basis, the recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

6.   STOCK COMPENSATION
     HATHAWAY CORPORATION STOCK OPTION PLAN
     At June 30, 2000, 133,996 shares of common stock were available for grant under the Company's stock option plans. Under the terms of the plans, options may not be granted at less than 85% of fair market value. However, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

     In conjunction with the acquisition of HIA during fiscal 1997, the Company granted options for 125,000 shares of the Company's common stock to certain key management personnel of HIA with vesting schedules reliant on meeting certain performance criteria. At June 30, 2000, options to purchase 54,000 shares remain outstanding. The options vest during fiscal 2004.

     Option activity in fiscal years 1998, 1999 and 2000 was as follows:

                                                                WEIGHTED                       WEIGHTED
                                                                AVERAGE        NUMBER OF        AVERAGE
                                                NUMBER OF       EXERCISE        SHARES         EXERCISE
                                                 SHARES         PRICE ($)      EXERCISABLE     PRICE ($)
                                              -------------- --------------- -------------- ----------------
     Outstanding at June 30, 1997                 708,704          3.45          187,104          3.19
        Granted                                    45,900          2.13
        Canceled or forfeited                    (106,400)         3.48
                                              --------------
     Outstanding at June 30, 1998                 648,204          3.35          303,138          3.36
        Granted                                   249,104          1.71
        Canceled or forfeited                     (78,304)         3.18
                                              --------------
     Outstanding at June 30, 1999                 819,004          2.87          371,866          3.36
        Granted                                   164,000          1.81
        Canceled or forfeited                    (144,400)         3.48
        Exercised                                (177,101)         3.25
                                              --------------
     Outstanding at June 30, 2000                 661,503          2.37          410,800          2.49
                                              ==============

     Exercise prices for options outstanding and exercisable at June 30, 2000 are as follows:

                                                       RANGE OF EXERCISE PRICES                  TOTAL
                                                       ------------------------                  -----
                                             $1.13 - $1.88   $2.13 - $2.81    $3.75 - $4.31  $1.13 - $4.31
                                            ---------------- --------------- -------------- ----------------
     Options Outstanding:
       Number of options                          357,903          190,100        113,500         661,503
       Weighted average exercise price             $ 1.70           $ 2.74         $ 3.90          $ 2.37
       Weighted average remaining
          contractual life                       5.6 years       3.7 years       4.4 years       4.8 years
     Options Exercisable:
       Number of options                          193,500          157,800         59,500         410,800
       Weighted average exercise price             $ 1.81           $ 2.78         $ 3.93          $ 2.49

     The Company accounts for its stock-based compensation plans for employees under the provisions of APB 25 and related interpretations. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Companies that elect to continue accounting for stock-based compensation plans under the provisions of APB 25 must present certain pro forma disclosures.

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       FOR THE FISCAL YEARS ENDED JUNE 30,
                                               2000                    1999                   1998
                                       ---------------------- ----------------------- ----------------------
     Risk-free interest rate                   6.7%                    6.3%                   5.7%
     Expected dividend yield                   0.0%                    0.0%                   0.0%
     Expected life                            6 years                6 years                 6 years
     Expected volatility                       81.9%                  60.8%                   58.2%

     Using the fair value method of SFAS 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                               FOR THE FISCAL YEARS ENDED JUNE 30,
                                                             2000              1999              1998
                                                       ----------------- ----------------- -----------------
     Actual net income (loss)                              $ 1,475          $ (1,525)         $ (1,977)
     Pro forma net income (loss)                           $ 1,444          $ (1,702)         $ (2,128)

     Actual basic net income (loss) per share               $ 0.34           $ (0.36)          $ (0.46)
     Pro forma basic net income (loss) per share            $ 0.33           $ (0.40)          $ (0.50)

     Actual diluted net income (loss) per share             $ 0.31           $ (0.36)          $ (0.46)
     Pro forma diluted net income (loss) per share          $ 0.30           $ (0.40)          $ (0.50)

     The weighted average fair value of options granted during fiscal years 2000, 1999 and 1998 was $0.79, $1.07 and $1.28, respectively. The total fair value of options granted was $130,000, $266,000 and $59,000 in fiscal years 2000, 1999 and 1998, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

     EMOTEQ CORPORATION STOCK OPTION PLAN
     During fiscal year 2000 the Company's wholly owned subsidiary, Emoteq Corporation (Emoteq), amended its stock option plan that was adopted during fiscal 1998. Under the terms of the amended plan, options to purchase 223,636 shares of Emoteq have been granted to officers and key employees of Emoteq. All options have been granted at fair market value as of the date of grant. If all granted options become vested and are exercised, the dilution of the Company's ownership of Emoteq would be 12%. The Company accounts for the performance vested options under variable plan accounting.

     Under the terms of the plan as amended, the Company may, upon an employee stockholder's termination of employment with Emoteq, purchase the terminated employee's shares of Emoteq that were acquired through the exercise of stock options (Call Right). In addition, the option holders have a liquidity Put Option, whereby, upon its exercise, the Company would purchase shares of Emoteq acquired through the exercise of stock options. Shares purchased by the Company under the Call Right or Put Option, would be purchased at fair market value and would be paid for in cash, Hathaway Corporation stock, stock of any parent of Emoteq if it is marketable, or a combination of the above. Such Put Right and Call Option may only be exercised after the employee has held the stock for at least six months.

     Option activity for the Emoteq plan during fiscal years 2000, 1999 and 1998 was as follows:

                                                                        WEIGHTED AVERAGE
                                             NUMBER OF SHARES              EXERCISE PRICE
                                        --------------------------- --------------------------
                                          TIME         PERFORMANCE    TIME        PERFORMANCE
                                          VESTED       VESTED         VESTED       VESTED
                                        --------------------------- --------------------------
     Outstanding at June 30, 1997             --           --             --              --
        Granted                             80,000       187,600         $1.37          $1.37
                                        --------------------------- --------------------------
     Outstanding at June 30, 1998           80,000       187,600         $1.37          $1.37
        Granted                             11,000        34,000         $2.50          $2.50
        Cancelled or forfeited                --         (33,683)         --            $1.56
                                        --------------------------- --------------------------
     Outstanding at June 30, 1999           91,000       187,917         $1.51          $1.54
        Granted                             83,118         --            $3.43            --
        Cancelled or forfeited              (6,000)     (132,399)        $1.37          $1.55
                                        --------------------------- --------------------------
     Outstanding at June 30, 2000          168,118        55,518         $2.46          $1.51
                                        =========================== ==========================

     Exercise prices for options outstanding at June 30, 2000 under this plan are as follows:

                                                       Time Vested                 Performance Vested
                                                       -----------                 ------------------
                                              $1.37       $2.50        $3.43       $1.37        $2.50
                                              -----       -----        -----       -----        -----
     Options Outstanding
        Number of options                    74,000       11,000      83,118       48,402       7,116
        Weighted average remaining
          contractual life                   4 years      4 years     7 years      4 years      4 years
     Options exercisable                     55,500       7,333         --         48,402       7,116

     The potential dilution of the Company's ownership of Emoteq at June 30, 2000 is as follows:

                                                   COMPANY            EMPLOYEES           TOTAL
                                            ------------------ ------------------- ----------------
     Issued and Outstanding                         1,640,000                  --        1,640,000
     Exercisable Options                                   --             118,351          118,351
                                            ------------------ ------------------- ----------------
     Total                                          1,640,000             118,351        1,758,351

     Percentage                                         93.3%                6.7%           100.0%

     The Company has recognized $21,000, $0 and $66,000 in compensation expense for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, related to this plan.

7.   LOANS RECEIVABLE FOR STOCK
     The Company's loans receivable balance of $235,000 at June 30, 2000 and 1999 is comprised of a loan for $102,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and $133,000 from an Officer of the Company.

     The Plan allows eligible Company employees to participate in ownership of the Company. The $102,000 receivable represents the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal year 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note bears interest at an annual rate of 9.23% and matures May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in fiscal years 2000, 1999, and 1998) or ii) the annual interest payable on the note. Company contributions to the Plan were $84,000 in 2000 and $9,000 in 1999 and 1998.

     The $133,000 receivable represents the unpaid balance of a loan made in fiscal year 1994 to the Chief Executive Officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan is full-recourse and bears interest at the applicable federal rate determined by the Internal Revenue Service (5.8% as of June 30, 2000). The loan is due on demand but no later than October 31, 2001.

8.   COMMITMENTS AND CONTINGENCIES
     LEASES
     At June 30, 2000 the Company maintained leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

     FISCAL YEAR                       AMOUNT
     ---------------------------- -----------------
     2001                         $      1,323
     2002                                  985
     2003                                  540
     2004                                  352
     2005                                  301
     Thereafter                             72
                                  -----------------
                                  $      3,573
                                  =================

     Net rental expense was $1,126,000, $1,000,000 and $869,000 in fiscal years 2000, 1999 and 1998, respectively.

     SEVERANCE BENEFIT AGREEMENTS
     The Company has entered into annually renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount of salary that could be required to be paid under these contracts, if such events occur, totaled approximately $1,852,000 as of June 30, 2000. In addition to salary, severance benefits include the cost of life, disability, accident and health insurance for 24 months, a prorata calculation of bonus for the current year and a gross-up payment for all federal, state and excise taxes due on the severance payment.

     EMPLOYMENT AGREEMENT
     Effective August 13, 1998, the Company entered into a new five-year employment agreement (Employment Agreement) with its Chief Executive Officer which replaced the previous agreement that had been in effect since July 1, 1993. This Employment Agreement is renewable after the initial five-year term on a year-to-year basis unless the Company or the officer gives termination notice at least sixty days prior to expiration of the initial or subsequent terms. The Employment Agreement provides for base salary plus 1) an annual incentive bonus based on corporate performance, as defined each year by the Board of Directors, 2) a long-term incentive bonus in the form of stock options, 3) specified benefits upon termination of employment (for reasons other than cause or change in control) which are effective for one year thereafter and 4) a bonus paid on dispositions of subsidiaries or divisions of the Company.

     An annual bonus of $42,000 was paid for fiscal 2000. No annual bonus was paid for fiscal years 1999 or 1998. Stock options to purchase 100,000 and 69,000 shares of common stock of the Company were granted in fiscal years ended June 30, 2000 and 1999, respectively, under the long-term incentive portion of the current and previous agreements. As of June 30, 2000, the maximum amount that could be required to be paid under the termination clause of the Employment Agreement was approximately $399,000.

     CONSULTING AGREEMENT
     Effective September 1, 1998, the Company entered into a consulting agreement (Consulting Agreement) with the Chairman of the Board of Directors who is a major shareholder. Under theConsulting Agreement, he is compensated for providing consulting services to the Company primarily on matters involving the Company's Motion Control business, as well as other matters as requested by the Chief Executive Officer. During fiscal years 2000 and 1999, the Company paid $66,000 and $137,750, respectively to the Chairman of the Board under the Consulting Agreement.

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

     LITIGATION
     The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company's consolidated financial position or results of operations.

9.   SEGMENT INFORMATION
     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

     The process instrumentation products group manufactures and markets products for the process and power industries including monitoring systems, calibration equipment and process measurement instrumentation. The monitoring systems, called visual annunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants including, chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry. Process measurement instrumentation includes signal conditioning products and transducers used to measure such variables as temperature, voltage, current and power in various industrial applications.

     Hathaway's state-of-the-art software system for SCADA has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. In addition to expanding into its traditional process markets, the system is being marketed to the power utility industry. The Company has successfully sold the system with certain other Hathaway products and targets the combined product at substation automation and integration applications used in power generation, transmission and distribution facilities. MOTION CONTROL BUSINESS Motion Control offers quality, cost-effective products that suit a wide range of applications in the industrial, medical, military and aerospace sectors, as well as in manufacturing of analytical instruments and computer peripherals. The end products using Hathaway technology include special industrial and technical products such as satellite tracking systems, MRI scanners, and high definition printers.

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

     The following provides information on the Company's segments (in thousands):

                                                       FOR THE FISCAL YEAR ENDED JUNE 30,
                                                 2000                1999                1998
                                          ------------------- ------------------- -------------------
                                           POWER               POWER                POWER
                                            AND      MOTION     AND      MOTION      AND     MOTION
                                          PROCESS   CONTROL   PROCESS   CONTROL    PROCESS   CONTROL
                                          ------------------- ------------------- -------------------
     Revenue from external customers      $ 26,542  $18,591    $ 28,711  $12,980    $27,476    $13,841

     Equity income from investments in
        joint ventures                         698       --         329       --        222         --

     Income (loss) before income taxes      (1,643)   3,139      (1,932)     487     (4,659)     1,848

     Identifiable assets                    10,620    7,134       9,232    5,006      9,985      3,969

     The following is a reconciliation of segment information to consolidated information:

                                               FOR THE FISCAL YEAR ENDED OR
                                                      AS OF JUNE 30,
                                                      2000 1999 1998
                                             ----------------------------------
     Segments' income (loss) before income
     taxes                                    $   1,496  $  (1,445)   $(2,811)
     Corporate activities                           108        128        650
                                             ----------------------------------
     Consolidated income (loss) before
     income taxes                             $   1,604  $  (1,317)   $(2,161)
                                             ==================================


     Segments' identifiable assets            $  17,754  $  14,238    $13,954
     Corporate assets and eliminations            2,183      2,160      3,866
                                             ----------------------------------
     Consolidated total assets                $  19,937  $  16,398    $17,820
                                             ==================================

     The Company's wholly owned foreign subsidiaries in the United Kingdom are included in the accompanying consolidated financial statements. Financial information for the foreign subsidiaries is summarized below (in thousands):

                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                              2000             1999              1998
                                                        ----------------- ---------------- -----------------
     Revenues derived from foreign subsidiaries         $    5,632        $    7,744       $    7,197
     Identifiable assets                                     3,078             3,179            3,723

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     Selected Quarterly Financial Data for each of the four quarters in fiscal years 2000 and 1999 is as follows (in thousands, except per share data):

                                                                  SECOND                          FOURTH
                      2000                     FIRST QUARTER      QUARTER      THIRD QUARTER      QUARTER
     ---------------------------------------- ---------------- -------------- ---------------- --------------
     Revenues                                 $     8,905      $   11,151     $    11,767      $    13,310
     Operating income (loss)                         (762)            501             139            1,096
     Net income (loss)                               (721)            617             225            1,354
     Basic net income (loss) per share        $     (0.17)     $     0.14     $      0.05      $      0.30
     Diluted net income (loss) per share      $     (0.17)     $     0.14     $      0.05      $      0.28

                                                                  SECOND                          FOURTH
                      1999                     FIRST QUARTER      QUARTER      THIRD QUARTER      QUARTER
     ---------------------------------------- ---------------- -------------- ---------------- --------------
     Revenues                                 $     9,118      $   10,539     $    10,550      $    11,484
     Operating income (loss)                       (1,165)           (300)           (385)             309
     Net income (loss)                             (1,307)           (346)           (379)             507
     Basic and diluted net income (loss)
       per share                              $     (0.31)     $    (0.08)    $     (0.09)     $      0.12

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information required by this item is set forth in the sections entitled "Election of Directors" (page 2), "Executive Officer" (page 4) and " Section 16(a) Beneficial Ownership Reporting Compliance" (page 10) in the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Effective September 1, 1998, the Company entered into a Consulting Agreement with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major shareholder of the Company. Under the Consulting Agreement, he is compensated for providing consulting services to the Company primarily on matters involving the Company's Motion Control business, as well as other matters as requested by the Chief Executive Officer. During fiscal year 2000, the Company paid $66,000 to Mr. Prince under the Consulting Agreement.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
a)   The following documents are filed as part of this Report:
     1.  FINANCIAL STATEMENTS

          a)   Consolidated Balance Sheets as of June 30, 2000 and June 30,
               1999.
          b) Consolidated Statements of Operations for each of the fiscal years in the three-year period ended June 30, 2000.
          c) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended June 30, 2000.
          d) Consolidated Statements of Stockholders' Investment for each of the fiscal years in the three-year period ended June 30, 2000.
          e)   Notes to Consolidated Financial Statements.
          f)   Report of Independent Public Accountants.

     2.  FINANCIAL STATEMENT SCHEDULES
          II. Valuation and Qualifying Accounts.

3.       EXHIBITS

         Exhibit No.                                         Subject                                           Page
         -----------                                         -------                                           ----
            3.1       Restated Articles of Incorporation.                                                       *

            3.2       Amendment to Articles of Incorporation dated September 24, 1993.                          *

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

            10.1      Severance Agreement dated June 15, 1989 between Hathaway                                  *
                      Corporation and Richard D. Smith. Incorporated by
                      reference to Exhibit 10n(ii) to the Company's 1989 annual
                      Report and Form 10-K for the fiscal year ended June 30,
                      1989.

            10.2      The 1989 Incentive and Non-Qualified Stock Option Plan                                    *
                      dated January 4, 1989. Incorporated by reference to the
                      Company's Form S-8 filed October 25, 1990.

            10.3      Joint Venture Agreement between Zibo Kehui Electric                                       *
                      Company and Hathaway Instruments Limited, for the
                      establishment of Zibo Kehui Electric Company Ltd., dated
                      July 25, 1993. Incorporated by reference to Exhibit 10.15
                      to the Company's Form 10-K for the fiscal year ended June
                      30, 1994.

            10.4      Promissory Note from Richard D. Smith to Hathaway                                         *
                      Corporation dated October 26, 1993. Incorporated by
                      reference to Exhibit 10.23 to the Company's Form 10-K for
                      the fiscal year ended June 30, 1994.



         Exhibit No.                                         Subject                                           Page
         -----------                                         -------                                           ----

            10.5      Joint Venture Contract between Si Fang Protection and                                     *
                      Control Company Limited and Hathaway Corporation for the
                      establishment of Beijing Hathaway Si Fang Protection and
                      Control Company, Ltd., dated March 2, 1994. Incorporated
                      by reference to Exhibit 10.26 to the Company's Form 10-K
                      for the fiscal year ended June 30, 1994.

            10.6      Joint Venture Contract between Wuhan Electric Power                                       *
                      Instrument Factory, Beijing Huadian Electric Power
                      Automation Corporation and Hathaway Corporation for the
                      establishment of Hathaway Power Monitoring Systems
                      Company, Ltd., dated June 12, 1995. Incorporated by
                      reference to Exhibit 10.29 to the Company's Form 10-K for
                      the fiscal year ended June 30, 1995.

            10.7      Technology License Contract between Wuhan Electric Power                                  *
                      Instrument Factory and Beijing Huadian Electric Power
                      Automation Corporation on behalf of Hathaway Power
                      Monitoring Systems Company, Ltd. and Hathaway Corporation
                      dated June 12, 1995. Incorporated by reference to Exhibit
                      10.30 to the Company's Form 10-K for the fiscal year ended
                      June 30, 1995.

            10.8      Supplementary Agreement between Wuhan Electric Power                                      *
                      Instrument Factory, Beijing Huadian Electric Power
                      Automation Corporation and Hathaway Corporation dated
                      August 30, 1995. Incorporated by reference to Exhibit
                      10.31 to the Company's Form 10-K for the fiscal year ended
                      June 30, 1995.

            10.9      Management Incentive Bonus Plan for the fiscal year ending                                *
                      June 30, 1996. Incorporated by reference to Exhibit
                      10.28 to the Company's Form 10-K for the fiscal year ended
                      June 30, 1995.**

           10.10      Purchase Agreement between Hathaway Corporation and Tate                                  *
                      Engineering Services Corporation dated October 10, 1996,
                      for the Company's purchase of all the issued and
                      outstanding stock of Tate Integrated Systems, Inc.
                      Incorporated by reference to the Company's Form 8-K dated
                      October 25, 1996.

           10.11      Joint Venture Agreement between KUB Holdings Bhd. And Tate                                *
                      Integrated Systems, L.P. dated March 9, 1995 and
                      Supplement dated June 15, 1995. Incorporated by reference
                      to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 1997.

           10.12      License Agreement between Tate Integrated Systems, L.P. and                               *
                      KUB-TIS Controls Sdn. Bhd. dated March 9, 1995. Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended June 30, 1997.

           10.13      Loan and Security Agreement dated May 7, 1998 between                                     *
                      Hathaway Corporation and * certain subsidiaries of
                      Hathaway Corporation and Silicon Valley Bank. Incorporated
                      by reference to Exhibit 10.16 to the Company's Form 10-K
                      for the fiscal year ended June 30, 1998.

           10.14      Schedule to Loan and Security Agreement dated May 7, 1998                                 *
                      between Hathaway * Corporation and certain subsidiaries of
                      Hathaway Corporation and Silicon Valley Bank. Incorporated
                      by reference to Exhibit 10.17 to the Company's Form 10-K
                      for the fiscal year ended June 30, 1998.

           10.15      Amendment Number One dated August 1, 1998 to the 1989                                     *
                      Incentive and Non-Qualified * Stock Option Plan.
                      Incorporated by reference to Exhibit 10.18 to the
                      Company's Form 10-K for the fiscal year ended June 30,
                      1998.



         Exhibit No.                                         Subject                                            Page
         -----------                                         -------                                            ----

           10.16      The Amended 1991 Incentive and Nonstatutory Stock Option                                  *
                      Plan dated August 1, 1998. * Incorporated by reference to
                      Exhibit 10.19 to the Company's Form 10-K for the fiscal
                      year ended June 30, 1998.

           10.17      Employment  Agreement  between  Hathaway  Corporation and                                 *
                       Richard D. Smith,  effective August 13, 1998.

           10.18      Consulting Agreement between Hathaway Corporation and                                     *
                      Eugene E. Prince dated September 1, 1998.

             21       List of Subsidiaries

             22       Definitive Proxy Statement dated September 18, 2000 for                                   *
                      the Registrant's 2000 Annual Meeting of Shareholders.

             23       Consent of ARTHUR ANDERSEN LLP.

             27       Financial Data Schedule


              * These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

              ** The Management Incentive Bonus Plans for the fiscal years ending June 30, 1997, 1998, 1999, and 2000 are omitted because they are substantially identical in all material respects to the Management Incentive Bonus Plan for the fiscal year ending June 30, 1996 previously filed with the Commission, except for the fiscal years to which they apply.

(b)     Reports on Form 8-K.
              No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated August 2, 2000 included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (No. 2-73235) of the Hathaway Corporation Amended 1980 Non-Incentive Stock Option Plan dated August 3, 1981, into the Registration Statement on Form S-8 (No. 2-90687) of the 1983 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated May 10, 1984, into the Registration Statement on Form S-8 (No. 33-44998) of the 1992 Employee Stock Purchase Plan of Hathaway Corporation dated January 8, 1992, into the Registration Statement on Form S-8 (No. 33-37473) of the 1989 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated October 25, 1990, and into the Registration Statements on Form S-8 (Nos. 33-44997 and 333-21337) of the 1991 Incentive and Non-Statutory Stock Option Plan of Hathaway Corporation dated January 8, 1992 and February 7, 1997, respectively.





                                              ARTHUR ANDERSEN LLP

Denver, Colorado,
    September 21, 2000.

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

                                       Date:  September 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURES                         TITLE                                       DATE

/s/ Richard D. Smith                      President, Chief Executive                      September 21, 2000
--------------------                      Officer, Chief Financial Officer
Richard D. Smith                          and Director


/s/ Eugene E. Prince                      Chairman of the Board of Directors              September 21, 2000
--------------------
Eugene E. Prince

/s/ George J. Pilmanis                    Director                                        September 21, 2000
----------------------
George J. Pilmanis

/s/ Delwin D. Hock                        Director                                        September 21, 2000
------------------
Delwin D. Hock

/s/ Graydon D. Hubbard                    Director                                        September 21, 2000
----------------------
Graydon D. Hubbard

                                           HATHAWAY CORPORATION
                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                              (IN THOUSANDS)


                                           BALANCE AT      CHARGED TO       DEDUCTIONS     BALANCE AT
                                          BEGINNING OF      COSTS AND     FROM RESERVES   END OF PERIOD
                                             PERIOD         EXPENSES
------------------------------------ --- --------------- ---------------- --------------- --------------

YEAR ENDED JUNE 30, 2000:
     Reserve for bad debts                   $ 479            $ 150           $ (99)          $ 530
------------------------------------ --- --------------- ---------------- --------------- --------------

YEAR ENDED JUNE 30, 1999:
     Reserve for bad debts                   $ 599            $  14           $(134)          $ 479
------------------------------------ --- --------------- ---------------- --------------- --------------

YEAR ENDED JUNE 30, 1998:
     Reserve for bad debts                   $ 492            $ 136           $ (29)          $ 599
------------------------------------ --- --------------- ---------------- --------------- --------------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]