Form 10-Q
period 2000-09-30
HATHAWAY CORP
filed 2000-11-14
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                              -------------------

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
       SEPTEMBER 30, 2000                                    0-4041
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

                               YES /X/       NO / /


         Number of Shares of the only class of Common Stock outstanding:
                      (4,476,000 as of September 30, 2000)

                              HATHAWAY CORPORATION
                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                    September 30, 2000 and June 30, 2000 (Unaudited).................   1

                 Condensed Consolidated Statements of Operations
                    Three months ended September 30, 2000 and 1999 (Unaudited).......   2

                 Condensed Consolidated Statements of Cash Flows
                    Three months ended September 30, 2000 and 1999 (Unaudited) ......   3

                 Notes to Condensed Consolidated Financial Statements (Unaudited)....   4

     Item 2.  Management's Discussion and Analysis of Operating
                    Results and Financial Condition..................................   8

PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K.....................................  11


                              HATHAWAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     SEPTEMBER 30,       JUNE 30,
                                                         2000              2000
                                                     ------------        --------
ASSETS
Current Assets:
   Cash and cash equivalents                           $  1,141          $  2,928
   Restricted cash                                          256               270
   Trade receivables, net                                 7,360             7,976
   Inventories, net                                       5,195             4,550
   Other current assets                                     905               962
                                                       --------          --------
Total current assets                                     14,857            16,686
Property and equipment, net                               1,734             1,707
Investment in joint ventures, net                         1,657             1,482
Cost in excess of net assets acquired, net                   42                59
Other long-term assets                                       90                 3
                                                       --------          --------
Total Assets                                           $ 18,380          $ 19,937
                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line of credit                                      $    601          $  1,546
   Accounts payable                                       1,878             1,879
   Accrued and other current liabilities                  4,590             5,205
                                                       --------          --------
Total Liabilities                                         7,069             8,630
                                                       --------          --------
Stockholders' Investment:
   Common stock                                             100               100
   Additional paid-in capital                            10,625            10,594
   Loans receivable for stock                              (161)             (235)
   Retained earnings                                      4,800             4,791
   Cumulative translation adjustments                       (76)               34
   Treasury stock                                        (3,977)           (3,977)
                                                       --------          --------
Total Stockholders' Investment                           11,311            11,307
                                                       --------          --------
Total Liabilities and Stockholders' Investment         $ 18,380          $ 19,937
                                                       ========          ========

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              2000              1999
                                                            --------          --------
Revenues                                                    $ 11,333          $  8,905
Cost of products sold                                          7,098             5,763
                                                            --------          --------
Gross margin                                                   4,235             3,142

Operating costs and expenses:
   Selling                                                     1,616             1,495
   General and administrative                                  1,196             1,241
   Engineering and development                                 1,134             1,144
   Restructuring charge                                          328              --
   Amortization of intangibles                                    15                24
                                                            --------          --------
Total operating costs and expenses                             4,289             3,904
                                                            --------          --------
Operating loss                                                   (54)             (762)

Other income (expense), net:
   Equity income from investments in joint ventures              175               100
   Interest and dividend income                                   31                18
   Interest expense                                              (40)              (35)
   Other expense, net                                            (17)              (84)
                                                            --------          --------
Total other income (expense), net                                149                (1)
                                                            --------          --------
Income (loss) before income taxes                                 95              (763)
Benefit (provision) for income taxes                             (86)               42
                                                            --------          --------
Net income (loss)                                           $      9          $   (721)
                                                            ========          ========
Basic and diluted net income (loss) per share               $   0.00          $  (0.17)
                                                            ========          ========
Basic weighted average shares outstanding                      4,468             4,283
                                                            ========          ========
Diluted weighted average shares outstanding                    4,901             4,283
                                                            ========          ========


                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 2000            1999
                                                               -------          -------
Cash Flows From Operating Activities:
Net income (loss)                                              $     9          $  (721)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Depreciation and amortization                                   196              218
   Equity income from investments in joint ventures               (175)            (100)
   Other                                                            37              160
   Changes in assets and liabilities:
     (Increase) decrease in -
       Restricted cash                                               4              (12)
       Receivables                                                 553              698
       Inventories                                                (712)          (1,084)
       Other current assets                                        (31)             (89)
     Increase (decrease) in -
       Accounts payable                                             14              200
       Accrued liabilities and other                              (619)            (452)
                                                               -------          -------
Net cash used in operating activities                             (724)          (1,182)

CASH USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                             (215)            (154)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line of credit                                 (1,008)             (45)
   Borrowings on line of credit                                     63               45
   Repayment on loan to employee stock ownership plan               74             --
   Proceeds from exercise of employee stock options                 31             --
                                                               -------          -------
Net cash used in financing activities                             (840)            --

Effect of foreign exchange rate changes on cash                     (8)               7
Net decrease in cash and cash equivalents                       (1,787)          (1,329)
Cash and cash equivalents at June 30                             2,928            2,416
                                                               -------          -------
Cash and cash equivalents at September 30                      $ 1,141          $ 1,087
                                                               =======          =======


                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PREPARATION AND PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Hathaway Corporation and its wholly-owned subsidiaries (the Company). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 2000 Annual Report and Form 10-K previously filed by the Company.

2.   INVENTORIES

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                   SEPTEMBER 30,    JUNE 30,
                                                      2000           2000
                                                   -------------    ------
     Parts and raw materials, net                    $3,249         $2,827
     Finished goods and work-in process, net          1,946          1,723
                                                     ------         ------
                                                     $5,195         $4,550
                                                     ======         ======


                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   BASIC AND DILUTED EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                                         FOR THE THREE MONTHS ENDED
     BASIC EPS COMPUTATION                                       SEPTEMBER 30,
                                                            2000           1999
                                                          -------         -------
     Numerator:
        Net income (loss)                                 $     9         $  (721)
     Denominator:
        Basic weighted average outstanding shares           4,468           4,283
                                                          -------         -------
     Basic income (loss) per share                        $  0.00         $ (0.17)
                                                          =======         =======

                                                           FOR THE THREE MONTHS ENDED
      DILUTED EPS COMPUTATION                                     SEPTEMBER 30,
                                                              2000           1999
                                                            -------         -------
     Numerator:
        Net income (loss)                                   $     9         $  (721)
     Denominator:
        Diluted weighted average outstanding shares           4,901           4,283
                                                            -------         -------
     Diluted net income (loss) per share                    $  0.00         $ (0.17)
                                                            =======         =======


     For the three months ended September 30, 2000, stock options to purchase 708,913 shares of common stock were included in the calculation of diluted earnings per share. For the three months ended September 30, 1999, stock options to purchase 871,004 shares of common stock were excluded from the calculation of diluted loss per share since the result would have been anti-dilutive.

4.   SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   SEGMENT INFORMATION (CONTINUED)

     The following tables provide information on the Company's segments (in thousands):

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------
                                                         2000                             1999
                                               ------------------------         ------------------------
                                               POWER AND        MOTION          POWER AND        MOTION
                                                PROCESS         CONTROL          PROCESS         CONTROL
                                               ---------        -------         ---------        -------
     Revenues from external customers          $ 5,664          $ 5,669         $ 4,838          $ 4,067
     Equity income from investments
         in joint ventures                         175             --               100             --
     Income (loss) before income taxes          (1,259)           1,152          (1,363)             626


                                               AS OF SEPTEMBER 30, 2000            AS OF JUNE 30, 2000
                                               ------------------------         ------------------------
                                               POWER AND        MOTION          POWER AND        MOTION
                                                PROCESS         CONTROL          PROCESS         CONTROL
                                               ---------        -------         ---------        -------
     Identifiable assets                       $ 10,483         $ 7,694         $ 10,620         $ 7,134

     The following is a reconciliation of segment information to consolidated information:

                                                          FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2000           1999
                                                            ------         ------
     Segments' loss before income taxes                     $(107)         $(737)
     Corporate activities                                     202            (26)
                                                            -----          -----
     Consolidated income (loss) before income taxes         $  95          $(763)
                                                            =====          =====

                                                AS OF           AS OF
                                             SEPTEMBER 30,     JUNE 30,
                                                 2000           2000
                                             -----------       -------
     Segments' identifiable assets             $18,177         $17,754
     Corporate assets and eliminations             203           2,183
                                               -------         -------
     Consolidated total assets                 $18,380         $19,937
                                               =======         =======


5.   COMPREHENSIVE LOSS

     SFAS No. 130, "Reporting Comprehensive Income," (SFAS 130) establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

     Comprehensive loss is computed as follows (in thousands):

                                   FOR THE THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                     2000           1999
                                    ------         ------
     Net income (loss)              $   9          $(721)
     Translation adjustment          (110)           136
                                    -----          -----
     Comprehensive loss              (101)          (585)
                                    =====          =====

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   RESTRUCTURING CHARGE

     As a result of changing business conditions in the process instrumentation business, the Company began restructuring its process instrumentation operations in Dallas. The restructuring will consist of retaining a portion of the business in Dallas, moving the manufacturing of two product lines to its power instrumentation manufacturing facilities in Seattle and selling the remaining two product lines. The Company anticipates the restructuring will be substantially completed by the end of the second fiscal quarter ending December 31, 2000.

     The Company estimates that the costs associated with the restructuring will be approximately $328,000 consisting of $213,000 of employee termination expenses related to 15 employees and $115,000 of closure costs and asset write-downs. The estimated restructuring charge has been included in operating costs and expenses in the condensed consolidated statement of operations for the quarter ended September 30, 2000.

     The restructuring charge was determined based on the plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the restructuring plan is executed.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through September 30, 2000, the Company had not entered into any transactions involving derivative financial instruments and, therefore, the adoption of SFAS 133 has had no financial statement impact.

     In December 1999, the SEC staff released Staff Accounting Bulleting No. 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have occurred or services must have been rendered, the selling price must be fixed or determinable, and collectibility must be reasonably assured. The accounting and disclosures described in SAB 101 must be applied no later than the fourth fiscal quarter of the Company's current fiscal year. The Company believes that adoption of SAB No. 101 will not materially impact its financial statements. However, implementation guidelines for this bulletin, as well as potential new bulletins, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the applications of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN 44 is effective on July 1, 2000, except for certain transactions, and is applied on a prospective basis.

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

OPERATING RESULTS

The Company recorded net income for the first quarter ended September 30, 2000 of $9,000 or $0.00 per share compared to a net loss of $721,000 or $.17 per share for the same period last year. This year's first quarter net income includes a pretax restructuring charge of $328,000. Excluding the restructuring charge, net income for the first quarter was $250,000 or $0.05 per fully diluted share.

Revenues increased 27% in the first quarter to $11,333,000 this year from $8,905,000 last year. The 27% increase in revenues was due to a 39% increase in revenues from the Company's motion control products and a 17% increase in revenues from the Company's power and process systems and instrumentation products.

Motion Control realized pretax profit of $1,152,000 on revenues of $5,669,000 for the first quarter of fiscal year 2001 compared with a pretax profit of $626,000 on revenues of $4,067,000 for the same period last year. At September 30, 2000, backlog for Motion Control orders was 55% higher than at the end of the first quarter last year and orders received during the quarter were 12% higher than the first quarter last year.

Power and Process reported revenues of $5,664,000 and a pretax loss of $1,259,000 for the first quarter of fiscal year 2001 compared with revenues of $4,838,000 and a pretax loss of $1,363,000 for the first quarter last year. The segment's first quarter results this year contain a pretax charge of $328,000 for restructuring the process instrumentation business. Excluding the restructuring charge, pretax loss for Power and Process for the first quarter was $931,000. At September 30, 2000 backlog for power instrumentation and systems products remained at the same level as this time last year while backlog for process instrumentation products was 29% lower than last year resulting in total backlog for Power and Process orders at a level 2% lower than at this time last year.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION


As a result of changing business conditions in the process instrumentation business, the Company began restructuring its process instrumentation operations in Dallas. The restructuring will consist of retaining a portion of the business in Dallas, moving the manufacturing of two product lines to its power instrumentation manufacturing facilities in Seattle and selling the remaining two product lines. Revenues for this business were down 32% for the first quarter compared to the first quarter of last year. The Company's goal is to eliminate the losses being incurred by this business when the restructuring is substantially completed by the end of the second fiscal quarter ending December 31, 2000.

Sales to international customers increased to 31% of total sales in the first fiscal quarter of this year from 28% in the first fiscal quarter of last year. Foreign sales of motion control products increased to $1,853,000 in the first quarter of this year from $1,075,000 in the first quarter of last year, representing 33% and 26% of total motion control product sales in the first quarter this year and last year, respectively. Foreign sales for Power and Process increased to $1,686,000 in the first quarter of this year from $1,413,000 in the first quarter of last year, representing 30% and 29% of total Power and Process sales in the first quarter of this year and last year, respectively.

Gross product margins for the first quarter of fiscal 2001 increased to 37% from 35% for the same quarter last year. The improvement is due to changes in the mix of products sold and absorption of fixed manufacturing costs by a larger sales volume.

Selling expenses as a percentage of revenues decreased to 14% for the first quarter of fiscal 2001 from 17% for the first quarter of fiscal 2000. General and administrative, engineering and development and amortization of intangibles decreased 3% in the first quarter of fiscal 2001 compared to the first quarter last year. The improvements are due the overall cost reduction efforts of the Company.

During the first quarter of fiscal year 2001, the Company recognized a portion of its share of estimated income from its Chinese joint venture investments. The amount recognized was $175,000 as compared to $100,000 in the same period last year. The increase reflects the improvement in revenues and profits being experienced by the Hathaway Si Fang joint venture.

In the quarter ended September 30, 2000, the Company recognized a $86,000 provision for income taxes compared to a benefit from income taxes of $42,000 recognized last year. The amount is based on projected taxable income and differs from statutory amounts primarily due to losses in foreign jurisdictions that cannot be benefited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,787,000 during the first quarter of fiscal 2001 to $1,141,000 at September 30, 2000. This decrease reflects $1,787,000 used in the first quarter of fiscal 2001 compared to $1,329,000 used in the same period last year. During this year's first quarter net repayments made on the Company's line of credit totaled $945,000 compared to $0 in the first quarter last year. Excluding the repayments on the line of credit, cash used in the first quarter of fiscal 2001 and 2000 was $779,000 and $1,284,000, respectively.

Cash used by operating activities was $724,000 in the first quarter of the current fiscal year, compared to $1,182,000 used in the same quarter of the prior year. The decreased use of cash was primarily due to net income of $9,000 in the first quarter this year compared to a net loss of $721,000 in the first quarter last year. The Company typically experiences cash usage in its first fiscal quarter and expects to generate positive cash flow during the balance of the year.

Cash of $215,000 was used by investing activities in the first quarter of fiscal 2001, compared to $154,000 used in investing activities during the first quarter last year. The variance was due to an increase in property and equipment purchases.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION


Cash used in financing activities was $840,000 in the first quarter of fiscal 2001 compared to no cash used in financing activities for the same quarter last year. The increased use of cash was due to an increase in repayments on the line of credit during the current quarter as explained above offset by the receipt of a payment on the loan previously made to the Company's employee stock ownership plan.

The Company expects to fund its remaining fiscal 2001 working capital, capital expenditure and debt service requirements from the existing cash balance of $1,141,000 and the $2,399,000 available under the long-term financing agreement at September 30, 2000. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's long-term financing agreement with Silicon Valley Bank matures on May 7, 2001 but will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it will be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through September 30, 2000, the Company had not entered into any transactions involving derivative financial instruments and, therefore, the adoption of SFAS 133 has had no financial statement impact.

In December 1999, the SEC staff released Staff Accounting Bulleting No. 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have occurred or services must have been rendered, the selling price must be fixed or determinable, and collectibility must be reasonably assured. The accounting and disclosures described in SAB 101 must be applied no later than the fourth fiscal quarter of the Company's current fiscal year. The Company believes that adoption of SAB No. 101 will not materially impact its financial statements. However, implementation guidelines for this bulletin, as well as potential new bulletins, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the applications of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN 44 is effective on July 1, 2000, except for certain transactions, and is applied on a prospective basis.

                              HATHAWAY CORPORATION


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 2000 Annual Report to Stockholders.

          *This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 2000.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HATHAWAY CORPORATION

DATE:  November 14, 2000              By: /s/ Richard D. Smith
     ---------------------                ------------------------------
                                          President, Chief Executive Officer and
                                          Chief Financial Officer