Form 10-Q
period 2000-12-31
HATHAWAY CORP
filed 2001-02-13
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                              -------------------

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
       DECEMBER 31, 2000                                    0-4041
         (UNAUDITED)

                              -------------------

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

                         YES /X/        NO / /


         Number of Shares of the only class of Common Stock outstanding:
                      (4,479,000 as of December 31, 2000)

                              HATHAWAY CORPORATION
                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
              December 31, 2000 and June 30, 2000 (Unaudited)...................    1

            Condensed Consolidated Statements of Operations
              Three and Six months ended December 31, 2000 and
              1999 (Unaudited)..................................................    2

            Condensed Consolidated Statements of Cash Flows
              Six months ended December 31, 2000 and 1999 (Unaudited) ..........    3

            Notes to Condensed Consolidated Financial Statements (Unaudited)....    4

   Item 2.  Management's Discussion and Analysis of Operating
              Results and Financial Condition...................................    8

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.................   12

   Item 6.  Exhibits and Reports on Form 8-K....................................   12


                              HATHAWAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  DECEMBER 31,     JUNE 30,
                                                     2000            2000
                                                  ------------     --------
ASSETS
Current Assets:
   Cash and cash equivalents                        $  1,542       $  2,928
   Restricted cash                                       324            270
   Trade receivables, net                              9,674          7,976
   Inventories, net                                    4,764          4,550
   Other current assets                                  922            962
                                                    --------       --------
Total current assets                                  17,226         16,686
Property and equipment, net                            1,736          1,707
Investment in joint ventures, net                      1,639          1,482

Cost in excess of net assets acquired, net                31             59
Other long-term assets                                   177              3
                                                    --------       --------
Total Assets                                        $ 20,809       $ 19,937
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line of credit                                   $    509       $  1,546
   Accounts payable                                    1,823          1,879
   Accrued liabilities and other                       6,590          5,205
                                                    --------       --------
Total Liabilities                                      8,922          8,630
                                                    --------       --------

Stockholders' Investment:
   Common stock                                          100            100
   Additional paid-in capital                         11,214         10,594
   Loans receivable for stock                           (659)          (235)
   Retained earnings                                   5,212          4,791
   Cumulative translation adjustment                      (3)            34
   Treasury stock                                     (3,977)        (3,977)
                                                    --------       --------
Total Stockholders' Investment                        11,887         11,307
                                                    --------       --------
Total Liabilities and Stockholders' Investment      $ 20,809       $ 19,937
                                                    ========       ========

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,                  DECEMBER 31,
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
Revenues                                                 $ 13,166       $ 11,151       $ 24,499       $ 20,056
Cost of products sold                                       8,058          6,736         15,156         12,499
                                                         --------       --------       --------       --------
Gross Margin                                                5,108          4,415          9,343          7,557

Operating costs and expenses:
   Selling                                                  1,605          1,467          3,221          2,962
   General and administrative                               1,491          1,343          2,687          2,584
   Engineering and development                              1,129          1,083          2,263          2,227
   Restructuring charge                                       113             --            441             --
   Amortization of intangibles and other                       16             21             31             45
                                                         --------       --------       --------       --------
Total operating costs and expenses                          4,354          3,914          8,643          7,818
                                                         --------       --------       --------       --------
Operating income (loss)                                       754            501            700           (261)

Other income (expenses), net:
   Equity income from investments in joint ventures           175            100            350            200
   Interest and dividend income                                15             14             46             32
   Interest expense                                           (14)           (36)           (54)           (71)
   Other income (expenses), net                               (36)           116            (53)            32
                                                         --------       --------       --------       --------
Total other income, net                                       140            194            289            193
                                                         --------       --------       --------       --------
Income (loss) before income taxes                             894            695            989            (68)
Provision for income taxes                                   (123)           (78)          (209)           (36)
                                                         --------       --------       --------       --------
Net income (loss)                                        $    771       $    617       $    780       $   (104)
                                                         ========       ========       ========       ========
Basic net income (loss) per share                        $   0.17       $   0.14       $   0.17       $  (0.02)
                                                         ========       ========       ========       ========
Diluted net income (loss) per share                      $   0.16       $   0.14       $   0.16       $  (0.02)
                                                         ========       ========       ========       ========
Basic weighted average shares outstanding                   4,477          4,283          4,473          4,283
                                                         ========       ========       ========       ========
Diluted weighted average shares outstanding                 4,772          4,297          4,869          4,283
                                                         ========       ========       ========       ========


                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                                   2000          1999
                                                                  -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $   780       $  (104)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Depreciation and amortization                                      386           438
   Equity income from investment in joint venture                    (350)         (200)
   Gain on partial sale of investment in joint venture                 --          (126)
   Other                                                               65           131
   Changes in assets and liabilities:
     (Increase) decrease in -
       Restricted cash                                                (57)          438
       Trade receivables                                           (1,735)         (600)
       Inventories                                                   (242)       (1,042)
       Other current assets                                          (132)          207
     Increase (decrease) in -
       Accounts payable                                               (79)          194
       Accrued liabilities and other                                1,156           229
                                                                  -------       -------
Net cash used in operating activities                                (208)         (435)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                           (411)         (272)
   Investment in joint venture                                         --          (425)
   Proceeds from partial sale of investment in joint venture           --           143
   Dividends from joint venture                                       193           139
                                                                  -------       -------
Net cash used in investing activities                                (218)         (415)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line of credit                                    (1,116)          (65)
   Borrowings on line of credit                                        79           200
   Repayment on loan to employee stock ownership plan                  74            --
   Proceeds from exercise of employee stock options                    35            --
                                                                  -------       -------
Net cash provided by (used in) financing activities                  (928)          135

Effect of foreign exchange rate changes on cash                       (32)            7
                                                                  -------       -------
Net decrease in cash and cash equivalents                          (1,386)         (708)
Cash and cash equivalents at June 30                                2,928         2,416
                                                                  -------       -------
Cash and cash equivalents at December 31                          $ 1,542       $ 1,708
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

2.   INVENTORIES

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                  DECEMBER 31,     JUNE 30,
                                                      2000           2000
                                                  ------------     --------
     Parts and raw materials, net                    $2,915         $2,827
     Finished goods and work-in process, net          1,849          1,723
                                                     ------         ------
                                                     $4,764         $4,550
                                                     ======         ======

3.   BASIC AND DILUTED EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), Basic and Diluted EPS have been computed as follows (in thousands, except per share data):

                                              FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
     BASIC EPS COMPUTATION                           DECEMBER 31,                   DECEMBER 31,
                                                 2000           1999            2000           1999
                                               -------         -------         -------         -------
     Numerator:
       Net income (loss)                       $   771         $   617         $   780         $  (104)
     Denominator:
       Basic weighted average
       outstanding shares                        4,477           4,283           4,473           4,283
                                               -------         -------         -------         -------
     Basic net income (loss) per share         $  0.17         $  0.14         $  0.17         $ (0.02)

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)

                                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
     DILUTED EPS COMPUTATION                           DECEMBER 31,                   DECEMBER 31,
                                                   2000           1999            2000           1999
                                                 -------         -------         -------         -------
     Numerator:                                  $   771         $   617         $   780         $  (104)
       Net income (loss)
     Denominator:
       Diluted weighted average
       outstanding shares                          4,772           4,297           4,869           4,283
                                                 -------         -------         -------         -------
     Diluted net income (loss) per share         $  0.16         $  0.14         $  0.16         $ (0.02)

     For the three and six months ended December 31, 2000, stock options to purchase 295,525 and 396,028 shares of common stock, respectively, were included in the calculation of diluted earnings per share. For the three months ended December 31, 1999, stock options to purchase 13,156 shares of common stock were included in the calculation of diluted earnings per share. For the six months ended December 31, 1999, stock options to purchase 885,004 shares were excluded in the calculation of diluted loss per share since the result would have been anti-dilutive.

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

     The following provide information on the Company's segments (in thousands):

                                        FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                                       DECEMBER 31,
                                      2000                    1999                    2000                     1999
                             ---------------------    --------------------    ---------------------    ---------------------
                              POWER                    POWER                   POWER                    POWER
                               AND        MOTION        AND       MOTION        AND        MOTION        AND        MOTION
                             PROCESS      CONTROL     PROCESS     CONTROL     PROCESS      CONTROL     PROCESS      CONTROL
                             --------     --------    --------    --------    --------     --------    --------     --------
     Revenues from           $  7,531     $  5,635    $  6,640    $  4,511    $ 13,195     $ 11,304    $ 11,478     $  8,578
       external customers
     Equity income from
       investments in
       joint ventures             175           --         100          --         350           --         200           --
     Income (loss) before
       income taxes              (246)        1,008         35         721      (1,505)       2,160      (1,327)       1,346

                            AS OF DECEMBER 31, 2000   AS OF JUNE 30, 2000
                             POWER AND     MOTION      POWER AND     MOTION
                              PROCESS      CONTROL      PROCESS      CONTROL
                             ---------     -------     ---------     -------
     Identifiable assets      $11,945      $ 8,012      $10,620      $ 7,134

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   SEGMENT INFORMATION (CONTINUED)

     The following is a reconciliation of segment information to consolidated information:

                                            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                                  2000       1999             2000       1999
                                                 ------     ------           ------     ------
     Segments' income before income taxes        $ 762      $ 756            $ 655      $  19
     Corporate activities                          132        (61)             334        (87)
                                                  -----      -----            -----      -----
     Consolidated income (loss)
       before income taxes                       $ 894      $ 695            $ 989      $ (68)
                                                 =====      =====            =====      =====


                                                AS OF         AS OF
                                             DECEMBER 31,    JUNE 30,
                                                2000           2000
                                             ------------    --------
     Segments' identifiable assets             $19,957         $17,754
     Corporate assets and eliminations             852           2,183
                                               -------         -------
     Consolidated total assets                 $20,809         $19,937
                                               =======         =======

5.   COMPREHENSIVE LOSS

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

     Comprehensive income (loss) is computed as follows (in thousands):

                                     FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                              DECEMBER 31,                       DECEMBER 31,
                                        2000             1999              2000              1999
                                       ------           ------            ------            ------
     Net income (loss)                 $ 771            $ 617             $ 780             $(104)
     Translation adjustment               73              (60)              (37)               76
                                       -----            -----             -----             -----
     Comprehensive income
        (loss)                         $ 844            $ 557             $ 743             $ (28)
                                       =====            =====             =====             =====

6.   RESTRUCTURING CHARGE

     As a result of changing business conditions in the process instrumentation business, the Company restructured its process instrumentation operations in Dallas. The restructuring consisted of retaining a portion of the business in Dallas, moving the manufacturing of two product lines to its power instrumentation manufacturing facilities in Seattle and selling the remaining two product lines. As anticipated, the Company's restructuring is substantially completed at the end of the second fiscal quarter ended December 31, 2000.

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   RESTRUCTURING CHARGE (CONTINUED)

     The costs associated with the restructuring were $113,000 and $441,000 for the three and six months ended December 31, 2000, respectively. The total of $441,000 includes $282,000 of employee termination expenses related to 15 employees and $159,000 of closure and moving costs. The restructuring charge has been included in operating costs and expenses in the condensed consolidated statement of operations. During the second quarter, $173,000 of the expenses were paid resulting in an accrual balance of $268,000 as of December 31, 2000.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through December 31, 2000, the Company had not entered into any transactions involving derivative financial instruments and, therefore, the adoption of SFAS 133 has had no financial statement impact.

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

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION


ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, ANY STATEMENT THAT MAY PREDICT, FORECAST, INDICATE, OR IMPLY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS, AND MAY CONTAIN THE WORD "BELIEVE," "ANTICIPATE," "EXPECT," "PROJECT," "INTEND," "WILL CONTINUE," "WILL LIKELY RESULT," "SHOULD" OR WORDS OR PHRASES OF SIMILAR MEANING. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE FOLLOWING: INTERNATIONAL, NATIONAL AND LOCAL GENERAL BUSINESS AND ECONOMIC CONDITIONS; THE WORLDWIDE POWER AND PROCESS PRODUCT MARKET, INCLUDING A MOVEMENT FROM SINGLE PURPOSE PRODUCTS TO THOSE WITH MULTIPLE USES; THE MOTION CONTROL PRODUCT MARKET; THE ABILITY OF THE COMPANY TO SUSTAIN, MANAGE OR FORECAST ITS GROWTH AND PRODUCT ACCEPTANCE; NEW PRODUCT DEVELOPMENT AND INTRODUCTION; INCREASED COMPETITION AND CHANGES IN COMPETITOR RESPONSES TO THE COMPANY'S PRODUCTS AND SERVICES; THE CONTINUED SUCCESS OF THE COMPANY'S CUSTOMERS TO ALLOW THE COMPANY TO REALIZE REVENUES FROM ITS ORDER BACKLOG AND TO SUPPORT THE COMPANY'S EXPECTED DELIVERY SCHEDULES; THE ABILITY TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY; BUSINESS DISRUPTION; CHANGES IN GOVERNMENT REGULATIONS; CONTINUED UNCERTAINTY ABOUT THE IMPACT OF DEREGULATION OF THE POWER BUSINESS ON THE COMPANY'S PRODUCTS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AVAILABILITY OF FINANCING; AND OTHER FACTORS REFERENCED OR INCORPORATED HEREIN.

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

OPERATING RESULTS

For the second quarter ended December 31, 2000, the Company recognized net income of $771,000, or $.16 per fully diluted share, compared to net income of $617,000, or $.14 per fully diluted share, for the same period last year. This years second quarter net income includes a pretax restructuring charge of $113,000. Excluding the restructuring charge, net income for the second quarter was $862,000 or $.18 per fully diluted share. Revenues increased 18% in the second quarter to $13,166,000 this year from $11,151,000 last year. The 18% increase was due to a 25% increase in revenues from the Company's motion control products and a 13% increase in revenues from the Company's power and process systems and instrumentation products.

The Company recognized net income of $780,000, or $.16 per fully diluted share, for the six months ended December 31, 2000, compared to a net loss of $104,000, or $.02 per fully diluted share, for the six months ended December 31, 1999. This year's six months net income includes a pretax restructuring charge of $441,000. Excluding the restructuring charge, net income for the six months was $1,112,000 or $.23 per fully diluted share. Revenues for the first six months increased by 22% to $24,499,000 in fiscal 2001 from $20,056,000 in fiscal 2000.
The 22% increase was due to a 32% increase in revenues from the Company's motion control products and a 15% increase in revenues from the Company's power and process systems and instrumentation products.

Revenues from Motion Control for the second quarter increased 25% to $5,635,000 for the second quarter this year from $4,511,000 for the second quarter last year. Revenues for the six months increased 32% to $11,304,000 for the current six-month period from $8,578,000 for the six months last year. Pretax profit for Motion Control for the second quarter was $1,008,000 compared to $721,000 last year and, for the six months, pretax profit was $2,160,000 compared to $1,346,000 last year. At December 31, 2000, backlog for Motion Control orders was 76% higher than at the end of the second quarter last year and orders received during the three and six months ended December 31,

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

2000 were 57% and 35% higher than the same periods last year, respectively. The growth in Motion Control is a reflection of expansion into new markets and broader segments of existing markets.

Power and Process revenues increased to $7,531,000 for the second quarter this year from $6,640,000 for the second quarter last year, a 13% increase, and to $13,195,000 for the first six months this year from $11,478,000 for the six months last year, a 15% increase. Power and process realized a pretax loss of $246,000 for the second quarter this year compared to a profit of $35,000 last year. For the six months, power and process had a pretax loss of $1,505,000 compared to a loss of $1,327,000 last year. The segment's six months results ending December 31, 2000 contain a pretax charge of $441,000 for restructuring the process instrumentation business. Excluding the restructuring charge, pretax loss for Power and Process for the first six months was $1,064,000, a 20% improvement over the same period last year. Orders received for Power and Process for the second quarter were 8% higher that the second quarter last year
 . Sales order backlog for the segment at December 31, 2000 was $11,500,000 which is 5% lower than at the same time last year. This decrease in backlog reflects a 16% increase in backlog for instrumentation products offset by a 23% decrease in systems automation backlog as compared to this time last year. Recently the systems automation business has been primarily focused on power industry projects which are typically delivered over a shorter time frame than the industrial automation products. Shifting focus to power projects has resulted in the decrease in backlog in the systems automation business and the continued growth in revenues for this business is highly dependent on the continued growth in the power applications side of the business.

As a result of changing business conditions in the process instrumentation business, the Company restructured its process instrumentation operations in Dallas. The restructuring consisted of retaining a portion of the business in Dallas, moving the manufacturing of two product lines to its power instrumentation manufacturing facilities in Seattle and selling the remaining two product lines. As anticipated, the Company's restructuring is substantially complete at the end of the second fiscal quarter ended December 31, 2000.

Sales to international customers increased to $4,409,000 in the second quarter of the current year from $3,337,000 in the second quarter of the prior year. In the first six months, sales to international customers increased to $7,947,000 in fiscal year 2001 from $5,825,000 in fiscal year 2000. Foreign sales represented 34% of total sales in the quarter ended December 31, 2000 compared to 30% for the same quarter in fiscal year 2000 and 32% and 29% of total sales were foreign sales for the six months ended December 31, 2000 and 1999, respectively.

Gross product margins for the second quarter of fiscal 2001 decreased slightly to 39% from 40% for the same quarter last year, primarily due to the restructuring. Gross product margin remained constant at 38% for the six months ended December 31, 2000 and 1999.

Selling increased 9% in the second quarter and first six months compared to last year, primarily due to increased sales and marketing activities. General and administrative, engineering and development expenses and amortization of intangibles increased 8% in the second quarter and 3% in the first six months, as compared to the same periods last year, primarily in support of new product development efforts.

During the first six months of fiscal year 2001, the Company recognized a portion of its share of estimated income from its Chinese joint ventures. The amounts recognized were $175,000 and $350,000 in the quarter and six months ended December 31, 2000, respectively, as compared to $100,000 and $200,000 in the same periods last year. The increase reflects the improvement in revenues and profits being experienced by the Hathaway Si Fang joint venture.

For the quarter ended December 31, 2000, the Company recognized a $123,000 provision for income taxes compared to $78,000 for the same period last year. For the first six months this year, a provision of $209,000 was recognized compared to $36,000 for the first six months last year. The amounts are based on projected taxable income and differ from statutory amounts primarily due to the mix of income and losses in domestic vs. foreign jurisdictions.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,386,000 during the first six months of fiscal 2001 to a balance of $1,542,000 at December 31, 2000, compared to a decrease of $708,000 in the first six months of fiscal 2000. During the six months ending December 31, 2000 net repayments made on the Company's line of credit totaled $1,008,000 compared to net borrowings of $135,000 in the same period last year. Excluding the changes in the line of credit, cash used in the first six months of fiscal 2001 and 2000 was $378,000 and $843,000, respectively.

In the first six months of fiscal 2001, $162,000 was used for operating activities, compared to $435,000 used in operations for the same period last fiscal year. The decreased use of cash was due to net income of $780,000 in the first six months this year compared to a net loss of $104,000 in the first six months last year partially offset by changes in working capital balances. Receivables increased $1,735,000 during the first six months of fiscal 2001 due to an increase in sales during the period. Inventories increased $242,000 due to additional inventory purchases made to fulfil the Company's increased backlog of orders and anticipated future orders.

Cash of $218,000 was used by investing activities in the first six months of fiscal 2001, compared to $415,000 used by investing activities last year. The variance was primarily due to the additional investment in the Company's Si Fang joint venture in fiscal 2000.

Financing activities used $974,000 in the first six months of fiscal 2001 compared to $135,000 provided in fiscal 2000. The increase use of cash was due to an increase in repayments on the line of credit during the first six months as explained above partially offset by proceeds from the exercise of employee stock options.

The Company's remaining fiscal 2001 working capital, capital expenditure and debt service requirements are expected to be funded from future cash flows from operations, the existing cash balance of $1,542,000 and the $2,491,000 available under the long-term financing agreement. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's long-term financing agreement with Silicon Valley Bank matures on May 7, 2001 but will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it will be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through December 31,2000, the Company had not entered into any transactions involving derivative financial instruments and, therefore, the adoption of SFAS 133 has had no financial statement impact.

In December 1999, the SEC staff released Staff Accounting Bulleting No. 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

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

                              HATHAWAY CORPORATION

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual stockholders' meeting on October 26, 2000. The stockholders elected E.E. Prince, R.D. Smith, D.D. Hock, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. The vote tabulation was as follows:

     1)   Election of Directors

                                   Number of Votes
                                             Witheld or   Total Shares       % of Shares
             Nominee            For           Against     Outstanding         Voting For
          -------------      ---------       ----------   ------------       -----------
          E.E. Prince        3,890,355        237,645      4,475,601             87%
          D.D. Hock          3,939,779        188,221      4,475,601             88%
          G.D. Hubbard       3,939,089        188,911      4,475,601             88%
          G.J. Pilmanis      3,939,284        188,716      4,475,601             88%
          R.D. Smith         3,941,074        186,926      4,475,601             88%

     2)   Approval of 2000 Stock Incentive Plan

                                                  Withheld or   Total Votes                        Broker
                                     For            Against       Counted         Abstaining     Non-Votes
                                  ---------       -----------   -----------       ----------     ---------
          Number of votes         1,498,351         336,291       1,834,642          47,711      2,245,647
          % of votes counted             82%             18%            100%

     3)   Approval of 2001 Employee Stock Purchase Plan

                                                  Withheld or   Total Votes                        Broker
                                     For            Against       Counted         Abstaining     Non-Votes
                                  ---------       -----------   -----------       ----------     ---------
          Number of votes         1,661,380         160,057       1,821,437          60,916      2,245,647
          % of votes counted             91%              9%            100%

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.   ii) Bylaws

     13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 2000 Annual Report to Stockholders. *

          * This document was filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed in the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HATHAWAY CORPORATION

DATE: February 12, 2001                By: /s/ Richard D. Smith
                                           ----------------------------------
                                           President, Chief Executive Officer
                                           and Chief Financial Officer