Form 10-Q
period 2001-03-31
HATHAWAY CORP
filed 2001-05-15
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                          -----------------------------

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
  MARCH 31, 2001                                                0-4041
   (UNAUDITED)

                          -----------------------------

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

                                 YES _X_ NO ___


         Number of Shares of the only class of Common Stock outstanding:
                        (4,486,000 as of April 30, 2001)

                              HATHAWAY CORPORATION
                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets
                           March 31, 2001 and June 30, 2000 (Unaudited)...........................    1

                      Condensed Consolidated Statements of Operations
                           Three and nine months ended March 31, 2001 and 2000 (Unaudited)........    2

                      Condensed Consolidated Statements of Cash Flows
                           Nine months ended March 31, 2001 and 2000 (Unaudited) .................    3

                      Notes to Condensed Consolidated Financial Statements (Unaudited)............    4

             Item 2.  Management's Discussion and Analysis of Operating
                        Results and Financial Condition...........................................    7

PART II.     OTHER INFORMATION

             Item 6.    Exhibits and Reports on Form 8-K..........................................    10

                              HATHAWAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      MARCH 31,        JUNE 30,
                                                                                        2001             2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $      1,784     $      2,928
   Restricted cash                                                                           320              270
   Trade receivables, net                                                                  8,071            7,976
   Inventories, net                                                                        5,620            4,550
   Other current assets                                                                    1,128              962
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      16,923           16,686
Property and equipment, net                                                                1,788            1,707
Investment in joint ventures, net                                                          2,059            1,482
Cost in excess of net assets acquired, net                                                    19               59
Other long-term assets                                                                       177                3
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $     20,966     $     19,937
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line of credit                                                                   $        532     $      1,546
   Accounts payable                                                                        1,919            1,879
   Accrued  liabilities and other                                                          6,495            5,205
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          8,946            8,630
----------------------------------------------------------------------------------------------------------------------

Stockholders' Investment:
   Common stock                                                                              100              100
   Additional paid-in capital                                                             11,228           10,594
   Loans receivable for stock                                                               (659)            (235)
   Retained earnings                                                                       5,469            4,791
   Cumulative translation adjustment                                                        (141)              34
   Treasury stock                                                                         (3,977)          (3,977)
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Investment                                                            12,020           11,307
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Investment                                      $     20,966     $     19,937
======================================================================================================================

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                  MARCH 31,                       MARCH 31,
                                                             2001            2000           2001            2000
----------------------------------------------------------------------------------------------------------------------
Revenues                                                $    11,313     $    11,767     $    35,812    $    31,823

Cost of products sold                                         7,218           7,607          22,374         20,106
----------------------------------------------------------------------------------------------------------------------
Gross margin                                                  4,095           4,160          13,438         11,717

Operating costs and expenses:
   Selling                                                    1,504           1,741           4,725          4,703
   General and administrative                                 1,318           1,179           4,005          3,763
   Engineering and development                                1,189           1,080           3,452          3,307
   Restructuring charge                                          85              --             526             --
   Amortization of intangibles and other                         15              21              46             66
----------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                            4,111           4,021          12,754         11,839
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                         (16)            139             684           (122)

Other income (expenses), net:
   Equity income from investment in joint ventures              421             100             771            300
   Interest and dividend income                                  23              18              69             50
   Interest expense                                             (13)            (40)            (67)          (111)
   Other income (expenses), net                                 (97)            (21)           (150)            11
----------------------------------------------------------------------------------------------------------------------
Total other income, net                                         334              57             623            250
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      318             196           1,307            128
Benefit (provision) for income taxes                            (58)             29            (267)            (7)
----------------------------------------------------------------------------------------------------------------------
Net income                                              $       260     $       225     $     1,040    $       121
======================================================================================================================
Basic net income per share                              $      0.06     $      0.05     $      0.23    $      0.03
======================================================================================================================
Diluted net income per share                            $      0.05     $      0.05     $      0.21    $      0.03
======================================================================================================================

Basic weighted average shares outstanding                     4,484           4,340           4,476          4,302
======================================================================================================================

Diluted weighted average shares outstanding                   4,769           4,917           4,844          4,749
======================================================================================================================

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         2001              2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   1,040        $    121
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                           704             642
   Equity income from investment in joint venture                                         (771)           (300)
   Gain on partial sale of investment in joint venture                                      --            (126)
   Other                                                                                   123             141
   Changes in assets and liabilities:
     (Increase) decrease in -
       Restricted cash                                                                     (69)            404
       Trade receivables                                                                  (221)           (855)
       Inventories                                                                      (1,179)         (1,243)
       Other current assets                                                               (344)            134
     Increase (decrease) in -
       Accounts payable                                                                     66             858
       Accrued liabilities and other                                                     1,066             (53)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                        415            (277)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment, net                                                (806)           (549)
   Investment in joint venture                                                              --            (425)
   Proceeds from partial sale of investment in joint venture                                --             143
   Dividend from joint venture                                                             193             139
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (613)           (692)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments on line of credit                                                         (1,124)            (65)
   Borrowings on line of credit                                                            110             251
   Repayment on loan to employee stock ownership plan                                       74              --
   Proceeds from exercise of stock options                                                  48             567
   Purchase of treasury stock                                                               --              (4)
----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                       (892)            749

Effect of foreign exchange rate changes on cash                                            (54)              4
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (1,144)           (216)
Cash and cash equivalents at beginning of year                                           2,928           2,416
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                $   1,784        $  2,200
======================================================================================================================

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

         The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 2000 Annual Report and Form 10-K previously filed by the Company.

2.       INVENTORIES

         Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                                              MARCH 31,       JUNE 30,
                                                                               2000             2000
                                                                        ----------------- ------------------
         Parts and raw materials, net                                   $       3,260     $       2,827
         Finished goods and work-in process, net                                2,360             1,723
                                                                        ----------------- ------------------
                                                                        $       5,620     $       4,550
                                                                        ================= ==================

3.       BASIC AND DILUTED EARNINGS PER SHARE
         For the three and nine months ended March 31, 2001, stock options to purchase 284,938 and 367,805 shares of common stock, respectively, were included in the calculation of diluted earnings per share. For the three and nine months ended March 31, 2000, stock options to purchase 576,263 and 447,308 shares of common stock, respectively, were included in the calculation of diluted earnings per share.

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

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. SEGMENT INFORMATION (CONTINUED) The following tables provide information on the Company's segments (in thousands):

                                       FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                MARCH 31,                                MARCH 31,
                                       2001                 2000                 2001                 2000
                                -------------------- -------------------- -------------------- --------------------
                                  POWER                POWER                POWER               POWER
                                   AND     MOTION       AND     MOTION       AND     MOTION      AND      MOTION
                                 PROCESS   CONTROL    PROCESS   CONTROL    PROCESS   CONTROL    PROCESS   CONTROL

                                -------------------- ----------------------------------------- --------------------
         Revenues from
           external customers    $  5,481  $  5,832   $  6,983  $  4,784   $ 18,676  $ 17,136   $ 18,461  $ 13,362
         Income (loss) before
           income taxes            (1,091)    1,046       (970)      746     (2,596)    3,206     (2,297)    2,092

                                                 AS OF MARCH 31, 2001              AS OF JUNE 30, 2000
                                               POWER AND       MOTION            POWER AND      MOTION
                                                PROCESS        CONTROL            PROCESS       CONTROL
                                             --------------- -------------     -------------- -------------
         Identifiable assets                   $    11,988     $   7,971         $ 10,620       $  7,134

         The following is a reconciliation of segment information to consolidated information:

                                              FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                       MARCH 31,                              MARCH 31,
                                               2001               2000                2001                2000
                                         -----------------------------------------------------------------------------
         Segments' income (loss) before
           income taxes                       $    (45)         $   (224)           $    590            $   (205)
         Corporate activities                      363               420                 717                 333
                                         -----------------------------------------------------------------------------
         Consolidated income before
           income taxes                       $    318          $    196            $  1,307            $    128
                                         =============================================================================

                                                              AS OF             AS OF
                                                            MARCH 31,          JUNE 30,
                                                              2001              2000
                                                       -----------------------------------
         Segments' identifiable assets                    $   19,959        $   17,754
         Corporate assets and eliminations                     1,007             2,183
                                                       -----------------------------------
         Consolidated total assets                        $   20,966        $   19,937
                                                       ===================================

5.       COMPREHENSIVE INCOME

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

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMPREHENSIVE INCOME (CONTINUED)
         Comprehensive income is computed as follows (in thousands):

                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                             2001            2000            2001           2000
                                        --------------- --------------- --------------- --------------
         Net income                       $     260       $     225       $   1,040       $     121
         Translation adjustment                (138)            (46)           (175)             30
                                        --------------- --------------- --------------- --------------

         Comprehensive income              $    122        $    179       $     865       $     151
                                        =============== =============== =============== ==============

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

         The costs associated with the restructuring were $85,000 and $526,000 for the three and nine months ended March 31, 2001, respectively. The total of $526,000 includes $282,000 of employee termination expenses related to 15 employees, and closure, moving and re-training costs of $244,000. The restructuring charge has been included in operating costs and expenses in the condensed consolidated statement of operations. During the first nine months of fiscal 2001, $417,000 of the expenses were paid resulting in a remaining restructuring reserve of $109,000 as of March 31, 2001. The Company believes all restructuring costs will be incurred by June 30, 2001.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS
         Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through March 31, 2001, the Company had not entered into any transactions involving derivative financial instruments and, therefore, the adoption of SFAS 133 has had no financial statement impact.

         In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have occurred or services must have been rendered, the selling price must be fixed or determinable, and collectibility must be reasonably assured. The accounting and disclosures described in SAB 101 must be applied no later than the fourth fiscal quarter of the Company's current fiscal year retroactive to July 1, 2000. The Company believes that adoption of SAB 101 will not materially impact its financial statements. However, implementation guidelines for this bulletin, as well as potential new bulletins, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

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

OPERATING RESULTS
For the third quarter ended March 31, 2001, the Company recognized net income of $260,000, or $.05 per fully diluted share, compared to a net income of $225,000, or $.05 per fully diluted share, for the same period last year. This year's third quarter results include a pretax restructuring charge of $85,000. Excluding the restructuring charge, net income for the third quarter was $304,000 or $.06 per fully diluted share. Revenues decreased 4% in the third quarter to $11,313,000 this year from $11,767,000 last year. The 4% decrease was due to a 22% increase in revenues from the Company's motion control products offset by a 22% decrease in revenue from the Company's power and process systems and instrumentation products as discussed below.

The Company recognized net income of $1,040,000, or $.21 per fully diluted share, for the nine months ended March 31, 2001, compared to net income of $121,000, or $.03 per fully diluted share, for the nine months ended March 31, 2000. This year's nine months results include a pretax restructuring charge of $526,000. Excluding the restructuring charge, net income for the nine months was $1,416,000 or $.29 per fully diluted share. Revenues for the first nine months increased by 12% to $35,812,000 in fiscal 2001 from $31,823,000 in fiscal 2000.
The 12% increase was due to a 28% increase in revenues from the Company's motion control products and a 1% increase in revenues from the Company's power and process systems and instrumentation products.

Revenues from Motion Control for the third quarter increased 22% to $5,832,000 for the third quarter this year from $4,784,000 for the third quarter last year. Revenues for the nine months increased 28% to $17,136,000 for the current nine-month period from $13,362,000 for the nine months last year. Pretax profit for Motion Control for the third quarter was $1,046,000 compared to $746,000 last year and, for the nine months, pretax profit was $3,206,000 compared to $2,092,000 last year. At March 31, 2001, backlog for Motion Control orders was 21% higher than at the end of the third quarter last year. Orders received during the three and nine months ended March 31, 2001 were 16% lower and 7% higher than the same

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

periods last year respectively. The decrease in orders for the quarter is due to a slowing in orders from some of our industry sectors that have been affected by the general economic slowdown.

Power and Process revenues decreased to $5,481,000 for the third quarter this year from $6,983,000 for the third quarter last year, a 22% decrease. The decrease results primarily from a delay in receiving final acceptance of a significant power systems project which was subsequently received in the fourth quarter. The decrease is also due to a 24% decrease in revenues from process instrumentation products caused by the sale of two product lines in November 2000 and by production problems resulting from restructuring the business which should be resolved in the fourth quarter. For the first nine months, Power and Process revenues increased to $18,676,000 this year from $18,461,000 last year, a 1% increase. The increase reflects a 12% increase in sales of power instrumentation and systems automation products partially offset by a 31% decrease in sales of process instrumentation products. Power and Process realized a pretax loss before restructuring costs of $979,000 for the third quarter this year compared to a loss of $970,000 last year. For the nine months, Power and Process had a pretax loss before restructuring costs of $2,042,000 compared to a loss of $2,297,000 last year. The segment's nine-month results ended March 31, 2001 contain a pretax charge of $526,000 for restructuring the process instrumentation business. Sales order backlog for Power and Process at March 31, 2001 was $10,692,000 which is 6% lower than at the same time last year. Recently the systems automation business has been primarily focused on power industry projects which are typically delivered over a shorter time frame than the industrial automation products. Shifting focus to power projects has resulted in the decrease in backlog in the systems automation business and the continued growth in revenues for this business is highly dependent on the continued growth in the power applications side of the business.

As a result of changing business conditions in the process instrumentation business, the Company restructured its process instrumentation operations in Dallas. The restructuring, which has been substantially completed, consisted of retaining a portion of the business in Dallas, moving the manufacturing of two product lines to its power instrumentation manufacturing facilities in Seattle and selling the remaining two product lines.

Sales to international customers increased to $3,476,000 in the third quarter of the current year from $2,632,000 in the third quarter of the prior year. In the first nine months, sales to international customers increased to $11,423,000 in fiscal year 2001 from $9,185,000 in fiscal year 2000. Foreign sales represented 30% of total sales in the quarter ended March 31, 2001 compared to 22% for the same quarter in fiscal year 2000 and 32% and 29% of total sales were foreign sales for the nine months ended March 31, 2001 and 2000, respectively.

Gross product margin for the third quarter of fiscal 2001 increased slightly to 36% from 35% for the same quarter last year and for the first nine months increased slightly to 38% from 37% last year.

Selling expenses decreased 14% for the three months ended March 31, 2001, and increased less than 1% for the nine months ended March 31, 2001. General and administrative, engineering and development expenses and amortization of intangibles increased 11% in the third quarter and 5% in the first nine months, as compared to the same periods last year, primarily in continued support of new product development efforts.

During the first nine months of fiscal year 2001, the Company recognized a portion of its share of equity income from its Chinese joint ventures. The amounts recognized were $421,000 and $771,000 in the quarter and nine months ended March 31, 2001, respectively, as compared to $100,000 and $300,000 in the same periods last year. The increase reflects the continued improvement in revenues and profits being experienced by the Hathaway Si Fang joint venture.

For the quarter ended March 31, 2000, the Company recognized a $58,000 provision for income taxes compared to a $29,000 benefit for the same period last year. For the first nine months this year, a provision of $267,000 was recognized compared to $7,000 for the first nine months last year. The amounts are based on projected taxable income and differ from statutory amounts primarily due to the mix of income and losses in domestic and foreign jurisdictions.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,144,000 during the first nine months of fiscal 2001 to a balance of $1,784,000 at March 31, 2001, compared to a decrease of $216,000 in the first nine months of fiscal 2000. During the nine months ended March 31, 2001 net repayments made on the Company's line of credit totaled $1,014,000 compared to net borrowings of $186,000 in the same period last year. Excluding the changes in the line of credit, cash used in the first nine months of fiscal 2001 and 2000 was $130,000 and $402,000, respectively.

In the first nine months of fiscal 2001, $415,000 was provided by operating activities, compared to $277,000 used in operations for the same period last fiscal year. The increase in cash provided by operating activities was due to the increase in net income and fluctuations in working capital balances.

Cash of $613,000 was used in investing activities in the first nine months of fiscal 2001, compared to $692,000 used by investing activities last year. The variance was primarily due to the additional investment in the Company's Si Fang joint venture in fiscal 2000 offset by additional property and equipment purchased during the current nine months.

Financing activities used $892,000 in the first nine months of fiscal 2001 compared to $749,000 provided in fiscal 2000. The increased use of cash was due to an increase in repayments on the line of credit during the first nine months as explained above.

The Company's remaining fiscal 2001 working capital, capital expenditure and debt service requirements are expected to be funded from future cash flows from operations, the existing cash balance of $1,784,000 and the $2,468,000 available under the long-term financing agreement. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's long-term financing agreement with Silicon Valley Bank was set to mature on May 7, 2001 but neither party gave notice of termination at least sixty days before the maturity date, and therefore the agreement will continue for an additional term of one year.

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," ("SFAS 137") which delayed the effective date of SFAS 133 until all fiscal years beginning after June 15, 2000. Through March 31, 2001, the Company had not entered into any transactions involving derivative financial instruments and, therefore, the adoption of SFAS 133 has had no financial statement impact.

In December 1999, the SEC staff released Staff Accounting Bulleting No. 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. In order to recognize revenue, there must be persuasive evidence that an arrangement exists, delivery must have occurred or services must have been rendered, the selling price must be fixed or determinable, and collectibility must be reasonably assured. The accounting and disclosures described in SAB 101 must be applied no later than the fourth fiscal quarter of the Company's current fiscal year retroactive to July 1, 2000. The Company believes that adoption of SAB 101 will not materially impact its financial statements. However, implementation guidelines for this bulletin, as well as potential new bulletins, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

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

(b) Reports on Form 8-K There were no reports on Form 8-K filed in the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HATHAWAY CORPORATION

DATE:    May 15, 2001                 By:         /s/ Richard D. Smith
                                          --------------------------------------
                                          President, Chief Executive Officer
                                          and Chief Financial Officer