Form 10-K/A
period 2000-06-30
HATHAWAY CORP
filed 2001-06-29
CIK 46129

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


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement dated September 18, 2000 are incorporated by reference in Part III of this Report.

                              HATHAWAY CORPORATION

Part IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)

     2.       FINANCIAL STATEMENT SCHEDULES

     In addition to the documents previously filed pursuant to this section, the financial statements for Beijing Hathaway Si Fang Protection and Control Equipment Co., Ltd. (Si Fang) for the years ended December 31, 2000, 1999 and 1998 prepared in accordance with "Accounting Standards for Enterprises" and "Accounting Regulations of the People's Republic of China for Enterprises with Foreign Investment" are included below. Si Fang uses Chinese Yuan Renminbi (RMB) as its reporting currency. For the five year period from January 1, 1996 through December 31, 2000 the exchange rate has been approximately 8.3RMB to $1USD (US Dollar). Reconciliations of Net Income and Equity per the financial statements to Net Income and Equity per Generally Accepted Accounting Principles in the United States are as follows:

                                     Si Fang
            Reconciliation of Net Income per Financial Statements to
  Net Income per Generally Accepted Accounting Principles in the United States
                               (RMB, In thousands)

                                                                     For the year ended December 31,
                                                                  2000           1999            1998
                                                              -------------- -------------- ---------------
     Net income as shown in the financial statements               53,099         35,754         19,962

     Adjustments to reported income:
         Provision for bad debts                                   (5,670)        (6,800)        (5,700)
         Profit appropriations                                     (7,113)        (2,787)        (1,264)
         VAT refund receivable                                      6,000         --              --
         Sales to subcontractors, net                                --            1,651         (1,651)
                                                              -------------- -------------- ---------------
     Total adjustments to reported income                          (6,783)        (7,936)        (8,615)
                                                              -------------- -------------- ---------------
     Net income according to generally accepted
     accounting principles in the United States                    46,316         27,818         11,347
                                                              ============== ============== ===============

                                     Si Fang
              Reconciliation of Equity per Financial Statements to
    Equity per Generally Accepted Accounting Principles in the United States
                               (RMB, In thousands)

                                                                    As of the year ended December 31,
                                                                  2000           1999            1998
                                                              -------------- -------------- ---------------
     Equity as shown in the financial statements                 132,235        88,847          38,537

     Adjustments to undistributed profits:
         Provision for bad debts                                 (18,170)      (12,500)         (5,700)
         Profit appropriations                                    (5,310)       (1,787)           --
         VAT refund receivable                                     6,000          --              --
         Capital contribution received prior to updated
         business license for new capital                          --             --               870
         Sales to subcontractors, net                              --             --            (1,651)
                                                              -------------- -------------- ---------------
     Total adjustments to undistributed profits                  (17,480)      (14,287)         (6,481)
                                                              -------------- -------------- ---------------
     Equity according to generally accepted accounting
     principles in the United States                             114,755        74,560          32,056
                                                              ============== ============== ===============

     There are no material differences between cash flows reported in the financial statements and the cash flows that would be reported in a statement of cash flows prepared in accordance with generally accepted accounting principles in the United States.



                                      ????????????8?                        ????:  +86(010)65542288
                                      ????C?12?                             telephone: +86(010)65542288

                                      12th Floor, Block C, Fu Hua Mansion
                 SHINEWING            No.8, Chao Yang Men Bei Da Jie,       ??:        +86(010)6554 1612
                 CERTIFIED PUBLIC     Dong Cheng District,                  facsimile: +86(010)6554 1612
                 ACCOUNTANTS          Beijing, 100027, P.R.China


                                                                            ??????
                                                                            your reference


                                                                            ??????
                                                                            our reference


                             REPORT OF THE AUDITORS
                    (ENGLISH TRANSLATION-FOR REFERENCE ONLY)

TO THE BOARD OF DIRECTORS OF BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.

We have audited the balance sheet of Beijing Hathaway Si Fang Protection And Control Equipment Co., Ltd. (the"Company") at 31 December 2000, its income statement and cash flows statement for the year then ended. These financial statements are the responsibility of the Company and our responsibility is to express an audit opinion on these statements. We conducted our audit in accordance with Standards for Independent Audits of PRC Certified Public Accountants. We have examined, on a test basis, the accounting records and supporting evidence, and have carried out such audit procedures as we considered necessary.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at 31 December 2000, the results of its operations and cash flows for the year then ended, in conformity with Accounting Standards for Enterprises and Accounting Regulations for Joint Stock Limited Company, and on a consistent basis.

SHINE WING CERTIFIED PUBLIC ACCOUNTANTS
BEIJING CHINA

JANUARY 16, 2001

                            BEIJING HATHAWAY SI FANG
                   PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                         (Amounts expressed in Renminbi)


ASSETS                                                    Notes              2000                       1999
------                                                  ----------  ------------------------   ------------------------
CURRENT ASSETS
    Cash                                                  4.1)           47,549,464                 30,795,042
    Accounts receivable, net                              4.2)          129,938,580                 97,301,787
    Inventories                                           4.3)           86,535,583                 74,773,525
    Prepayments                                                          12,507,072                 14,252,368
    Other receivables, net                                               11,332,854                  6,655,939
                                                                    ------------------------   ------------------------
    Total Current Assets                                                287,863,553                223,778,661

CONSTRUCTION-IN-PROGRESS                                  4.5)           98,450,165                 17,587,106
FIXED ASSETS, net                                         4.4)           19,267,400                 15,468,803
INTANGIBLE ASSETS                                         4.6)            5,697,188                         --
                                                                    ------------------------   ------------------------

    TOTAL ASSETS                                                        411,278,306                256,834,570
                                                                    ========================   ========================

LIABILITIES AND OWNERS' EQUITY

CURRENT LIABILITIES
    Short-term bank loans                                 4.7)           60,000,000                 50,000,000
    Accounts payable                                                     83,466,439                 80,677,521
    Other payables                                        4.9)           54,771,847                  7,592,544
    Taxes payable                                         4.8)           10,053,935                  1,957,730
    Advances from customers                                               3,753,571                 17,249,029
    Accrued expenses                                      4.10)          14,357,575                  4,472,544
    Dividends payable                                                            --                  2,847,500
    Salary and welfare payable                                            2,431,281                  3,190,370
    Other payables to government                                            208,383                         --
                                                                    ------------------------   ------------------------
    Total Current Liabilities                                           229,043,031                167,987,238

LONG TERM LOANS                                                          50,000,000                         --
                                                                    ------------------------   ------------------------

    Total Liabilities                                                   279,043,031                167,987,238
                                                                    ------------------------   ------------------------

OWNERS' EQUITY
    Paid-in capital                                       4.12)          50,000,000                 10,870,000
    Capital surplus                                       4.13)             592,460                 39,122,460
    Statutory reserves                                    4.14)           7,352,288                  2,483,195
    Retained earnings                                     4.15)          74,290,527                 36,371,677
                                                                    ------------------------   ------------------------

    Total Owners' Equity                                                132,235,275                 88,847,332
                                                                    ------------------------   ------------------------

     TOTAL LIABILITIES AND
          OWNERS' EQUITY                                                411,278,306                256,834,570
                                                                    ========================   ========================


   The accompanying notes are an integral part of these financial statements.

                            BEIJING HATHAWAY SI FANG
                   PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                         (Amounts expressed in Renminbi)

                                                                           2000                         1999
Sales, net                                                                 401,412,695               271,909,576
Less: Cost of sales                                                       (295,706,842)             (216,835,732)
                                                                   -----------------------     ------------------------

      Gross margin                                                         105,705,853                55,073,844

Less: Selling expenses                                                     (18,359,451)               (2,414,570)
      General and administrative expenses                                  (23,824,087)              (11,627,696)
      Financial expenses                                                    (4,514,738)               (2,342,919)
      Provision for loss on realization of inventory                        (1,529,064)                  --

Add: Other operating income, net                                               213,660                 1,983,389
                                                                   -----------------------     ------------------------

Operating income                                                            57,692,173                40,672,048

Less: Non-operating expenses, net                                              (70,745)                  (34,574)
Add: Prior year adjustment                                                   1,377,294                   --
                                                                   -----------------------     ------------------------

Income before taxation                                                      58,998,722                40,637,474

Less: Income tax                                                            (5,899,872)               (4,883,337)
                                                                   -----------------------     ------------------------

Net income                                                                  53,098,850                35,754,137
                                                                   =======================     ========================

   The accompanying notes are an integral part of these financial statements.

                            BEIJING HATHAWAY SI FANG
                   PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                             STATEMENT OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                         (Amounts expressed in Renminbi)

                                                                                  2000                   1999
                                                                          ----------------------  --------------------
1. CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash received from sales of goods or rendering of services                  215,044,972            136,300,136
   Refund of tax                                                                 3,590,737               --
   Other cash received relating to operating activities                         28,675,141             10,707,892
                                                                          ----------------------  --------------------

            Sub-total of cash inflows                                          247,310,850            147,008,028
                                                                          ----------------------  --------------------

   Cash paid for goods and services                                           (141,449,851)          (120,215,564)
   Cash paid to and on behalf of employees                                     (27,263,818)           (14,252,663)
   Value-added tax on purchases paid                                           (16,213,997)           (10,927,839)
   Income tax paid                                                              (8,021,718)            (4,241,013)
   Taxes paid other than value-added tax and income tax                           (514,471)              (183,671)
   Other cash paid relating to operating activities                            (32,919,050)           (11,414,268)
                                                                          ----------------------  --------------------

            Sub-total of cash outflows                                        (226,382,905)          (161,235,018)
                                                                          ----------------------  --------------------

   NET CASH FLOWS USED IN OPERATING ACTIVITIES                                  20,927,945            (14,226,990)
                                                                          ----------------------  --------------------

2. CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash received from disposal of fixed assets                                 --                      39,432
                                                                          ----------------------  --------------------

            Sub-total of cash inflows                                              --                      39,432
                                                                          ----------------------  --------------------

   Cash paid to acquire fixed assets                                           (45,247,658)           (18,585,765)
                                                                          ----------------------  --------------------

            Sub-total of cash outflows                                         (45,247,658)           (18,585,765)
                                                                          ----------------------  --------------------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (45,247,658)           (18,546,333)
                                                                          ----------------------  --------------------

3. CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                                                    124,000,000             52,000,000
   Proceeds from issuing shares                                                    --                  19,400,000
                                                                          ----------------------  --------------------

          Sub-total of cash inflows                                            124,000,000             71,400,000
                                                                          ----------------------  --------------------

   Cash payments of amounts borrowed                                           (64,000,000)           (22,770,000)
   Cash payments for distribution of dividends or profits                      (10,207,500)            (4,402,500)
   Cash payments of interest expenses                                           (4,305,131)            (2,615,564)
   Other cash paid relating to financing activities                             (4,297,090)                --
                                                                          ----------------------  --------------------

          Sub-total of cash outflows                                           (82,809,721)           (29,788,064)
                                                                          ----------------------  --------------------

   NET CASH FLOWS FROM FINANCING ACTIVITIES                                     41,190,279             41,611,936
                                                                          ----------------------  --------------------

    EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                               (116,143)                 --
                                                                          ----------------------  --------------------

4. NET INCREASE IN CASH                                                         16,754,423              8,838,613
                                                                          ======================  ====================


   The accompanying notes are an integral part of these financial statements.

                            BEIJING HATHAWAY SI FANG
                   PROTECTION AND CONTROL EQUIPMENT CO., LTD.
                        CASH FLOWS STATEMENT (CONTINUED)
                  FOR THE YEARS ENDED DECEMBER 31, 2000 & 1999

                         (Amounts expressed in Renminbi)

                                                                                       2000                   1999
                                                                               ---------------------- ---------------------
RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                             53,098,850             35,754,137
Add:   Provision for bad debt                                                           8,497,296                750,334
       Provision for loss on net realizable value of inventory                          1,529,064                     --
       Depreciation of fixed assets                                                     2,503,860              1,826,552
       Amortisation of intangible assets                                                   96,562                     --
       Losses on disposal of fixed assets                                                      --                  5,873
       Financial expenses                                                               4,514,738              2,342,919
       Increase in inventories                                                        (13,291,122)           (20,497,982)
       Increase in operating receivables                                              (35,188,611)           (50,383,329)
       Decrease in operating payables                                                    (832,692)            15,974,506
                                                                               ---------------------- ---------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                            20,927,945            (14,226,990)
                                                                               ====================== =====================

NET INCREASE IN CASH

Cash, end of the year                                                                  47,549,465             30,795,042
Less: Cash, beginning of the year                                                      30,795,042             21,956,429
                                                                               ---------------------- ---------------------

NET INCREASE IN CASH                                                                   16,754,423              8,838,613
                                                                               ====================== =====================




   The accompanying notes are an integral part of these financial statements.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

1.    GENERAL

A. Beijing Hathaway Si Fang Protection and Control Equipment Co., Ltd (the "Company") is a Sino-foreign equity joint venture set up on April 8, 1994. The registered capital was increased from US$700,000 at the time of establishment to RMB50,000,000 at December 31, 2000.

B. According to the resolution of the board on May 2000, the Company increased its registered capital to US$4,820,000 through transferring its undistributed profit of 1998 at an amount of RMB1,186,900 (equivalent to US$1,430,000), the enterprise expansion fund RMB6,625,000( equivalent to US$750,000), reserve fund RMB1,079,000 (equivalent to US$130,000) and cash contributions at an amount of US$1,210,000. Shareholding interests are remain the same after the increase. A new business license was obtained after the change.

C. According to the Board of Directors of the Company on May 2000 and the approval of Hai yuan wai Jing(2000) No. 490 issued by Zhong Guan Cun Science and Technology Region Management Committee, Norva (S.E.A.) Private Limited transferred all its share interests (5%) to Hathaway
      Corporation.

      On August 2000, the registered capital of the Company was increased from US$ 4,820,000 to RMB 50,000,000 and the Company changed its legal form from Sino-foreign equity enterprise to domestic limited company, according to the Board of Directors of the Company on August 2000 and the approvals of Hai yuan wai jing (2000) No.722 issued by Zhong Guan Cun Science and Technology Region Management Committee. The equity interest after the change are as follows:

                        JOINT VENTURE PARTNER                          CAPITAL INVESTED          %
                                                                            ( RMB )
        Beijing Sifang Tongchuang Protection and Control
        Equipment Co., Ltd.                                                11,050,000           22.10

        State Power Company Nanjing Electric Power
        Automation Equipment General Factory                               10,050,000           20.10

        Hathaway Corporation                                               10,000,000           20.00

        XJ Group Corporation                                                9,875,000           19.75

        China Huadian Power Equipment and Engineering                       5,025,000           10.05
        (Group) Corporation

        The State Electrified Netting Materials Co., Ltd.                   4,000,000            8.00
                                                             -------------------------     -----------
        Total                                                              50,000,000          100.00
                                                             =========================     ===========


       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

D. The increased capital was verified by Beijing Zhongjiaxin CPAs in 2000 ( appraisal report No.122). The Company obtained a new business license after that the Company changed as a domestic enterprise on 28th September 2000.

      The Company is principally engaged in designing, manufacturing and sales of microprocessor-based relays, power substation automation systems and power system security and stability control system, providing after-sales services for the self-produced products and technical consultant on the power system security and stability control system.

2.    PRINCIPAL ACCOUNTING POLICIES

1)    Basis of Presentation

      The financial statement is in conformity with Accounting Standards for Enterprises and Accounting Regulations for Joint Stock Limited Company. As a result of changes of the Company's legal form from a Sino-foreign equity joint venture to a domestic limited company, the Company is applied to the Accounting Regulations for Foreign Investment Company of PRC before October 2000, and the Accounting Regulations for Joint Stock Limited Company during the period of October to December 2000,. There is no significant change in accounting policies adopted between the two periods except for changes in provision estimates in bad debts and inventory. Also certain reclassification have been made against beginning balances in consistent with presentation format of ending balance.

2)    Accounting period

      The accounting period of the Company is the calendar year.

3)    Currency

      The Company uses RMB as its reporting currency

4)    Basis of preparation and cost principle

      The financial statements are prepared on accrual-basis accounting principles. Assets and liabilities are accounted for at their historical costs.

5)    Translation of foreign currencies

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

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

6)    Cash equivalents

      Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

7)    Provision for bad debts

      Upon the death or insolvent of debtors, or proved by sufficient evidences that the outstanding in the receivable, bad debts are recognized and charged to income statement.

      General provision method is used. According to the resolution of the board, after taking into account of possibilities of receivables, the following ratios for bad debts provision are used:

        Within one year                                                      3%
        1-2 years                                                           10%
        2-3 years                                                           20%
        More than 3 years                                                   50%


8)    Inventories

      Inventories, comprising mainly of raw materials, work-in-process and finished good, semi-finished goods, etc, are stated at the lower of cost and net realisable value.

      The cost of raw materials includes all costs, transportation, loading and unloading and insurance, in bring the raw materials to the present location and condition. In the case of finished goods, costs include the actual cost of direct material, labour and manufacturing expenses.

      Raw material cost is allocated at a first-in-first-out method. Delivery and sale of finished products are stated at the planning costs. The differences between the actual and planning costs are recorded as operation costs.

      Out-side-processing products under or for installation mainly includes microprocessor-based relays, power substation automation systems and power system security and stability control system, cost is transferred to cost of sales individually upon the system is formally putting into operation by customers

      Fixed assets and depreciation

      Fixed assets are comprised of buildings, equipment and transportation. Fixed assets referred to the buildings, other mainly operation equipment, and non-operation equipment which the value is above RMB 2,000 and useful life over 2 years. Fixed assets are stated at cost. The depreciation of fixed assets is calculated on the straight line basis over its expected useful

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

      lives, taking into account their estimated residual value of 5% of the original cost of the assets concerned. The useful lives are:

                                                                         YEARS
          Buildings                                                      20-40
          Machinery and equipment                                         5-10
          Motor vehicles                                                     6
          Office equipment and furniture                                  5-10


9)    Construction in progress

      Construction in progress is stated at cost. This includes construction costs directly related to the construction of such assets and refurbishment expenses, installation and testing costs. The depreciation of the construction in progress is calculated as it puts into use.

10)   Intangible assets

      Intangible assets is the right of use of the land, which is stated at cost and amortized over 50 years on the straight line's bases.

11)   Revenue recognition

      Revenue is recognised when the significant risks and rewards of ownership of the goods have been transferred from the sellers to the buyers and continued management involvement of the seller with the goods sold is not the nature usually associated with ownership or with the effective control of the goods. Relevant sales and costs could be measured reliably and economic benefits could flow into the Company.

12)   Taxable Income
      The company accounts for corporate income tax using the Tax Payable method under the Accounting for Income Tax methods. Income tax has been provided at the applicable rate on the taxable profit for the year.

3.    PRINCIPAL TAXATION

1)    Income tax
      In pursuant of Article No.4 of "Notice Concerning Preferential Tax Treatment on Local Income Tax for Enterprises with Foreign Investment and Foreign Enterprises" issued by the Beijing Local Tax Bureau, the Company is entitled to full exemption from local income tax from 1996 to 2000, and 50% exemption from 2001 to 2005.

      According to approved by Beijing State Administration of Taxation, the company is entitled to 50% exemption from 2000 to 2002, the applicable Enterprise Income Tax rate for 2000 is 10% (the effective rate).

2)    Value added tax
      The Company is subject to value added tax (VAT). The rate for domestic sales is 17%.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

      Input VAT from purchases of raw materials can be netted off against output VAT from sales.

      VAT payable or receivable is the net difference between output VAT and input VAT.

4.    NOTES IN THE STATEMENT


1)    Cash on Bank
                                                                   2000.12.31                1999.12.31
                                   Cash                                    43,023                    62,529
                                   Bank                                47,506,442                30,732,513
                                                            ----------------------      --------------------
                                   Total                               47,549,465                30,795,042
                                                            ======================      ====================

2)    Account Receivables

                                                                    2000.12.31                1999.12.31

      Within 1year                                                     106,901,072                74,079,813
      Over 1 year                                                       34,004,255                26,231,308
                                                            -----------------------       -------------------
      Sub-total                                                        140,905,327               100,311,121
                                                            -----------------------       -------------------
      Less: Provision for doubtful debts                                10,966,747                 3,009,334
                                                            -----------------------       -------------------
      Net accounts receivable                                          129,938,580                97,301,787
                                                            =======================       ===================


3)    Inventory
                                                   2000.12.31                                  1999.12.31

                                                         PROVISION FOR LOSS ON                        PROVISION FOR LOSS ON
                                                             REALIZATION OF                              REALIZATION OF
                                              AMOUNTS         INVENTORIES                 AMOUNTS          INVENTORIES
       Raw materials                       18,162,826            622,055                9,858,026
       Self-produced products                  79,458                                   2,448,322
       Semi-finished products              13,949,490                                   9,845,424
       Work-in-progress                       936,597
       Outside processing products*        54,872,772            907,009               51,476,693
       Purchases goods                         63,504                                   1,145,060
                                      ----------------  -------------------------  ---------------  --------------------------
       Total                               88,064,647          1,529,064               74,773,525               0
                                      ================  =========================  ===============  ==========================

       * Represents power substation security and stability control system at testing and installing stages, according to the contracts.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

4)       Fixed Assets


                                    BUILDINGS      MACHINERY AND     MOTOR VEHICLES         OTHERS                TOTAL
                                                      EQUIPMENT
       COST OR VALUATION
         At 1 Jan. 2000               8,719,369        3,138,063           2,640,806           5,574,965         20,073,203

         Additions                      844,443          156,340             337,690           4,963,985          6,302,458
         Disposals
                                ----------------  ---------------  ------------------  ------------------    ---------------
         At 31 Dec. 2000              9,563,812        3,294,403           2,978,496          10,538,950         26,375,661
                                ================  ===============  ==================  ==================    ===============
       DEPRECIATION

         At 1 Jan. 2000                 928,132          911,711           1,075,314           1,689,243          4,604,400
         Charge for the year            588,909          371,436             308,967           1,162,549          2,503,861
         Disposals

                                ----------------  ---------------  ------------------  ------------------    ---------------
         At 31 Dec. 2000              1,517,041        1,283,147           1,456,281           2,851,792          7,108,261
                                ================  ===============  ==================  ==================    ===============
       NET BOOK VALUE

         At 31 Dec. 2000              8,046,771        2,011,256           1,522,215           7,687,158         19,267,400
                                ================  ===============  ==================  ==================    ===============
         At 1 Jan. 2000               7,791,237        2,226,352           1,565,492           3,885,722         15,468,803
                                ================  ===============  ==================  ==================    ===============


5)    Construction in Progress


             PROJECTS                 1999.12.31      ADDITIONS        TRANSFERRED         DISPOSALS             2000.12.31
       Sifang buildings *             16,742,663         79,689,106                                              96,431,769
       ERP system                                         2,018,396                                               2,018,396
       Others                            844,443                              844,443
                               ------------------ ------------------ -----------------  -----------------    ---------------
       Total                          17,587,106         81,707,502           844,443                  0         98,450,165
                               ================== ================== =================  =================    ===============


     * The project is a new office and plant building of the Company, which had been completed and put into use in 2001.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

6)    Intangible Assets


        PROJECTS           COSTS        1999.12.31        ADDITIONS        AMORTISATION         2000.12.31     YEAR REMAINS
     Right of use
     of land               5,793,750                        5,793,750               96,562         5,697,188        49
                       --------------  -------------    --------------  -------------------   ---------------
     Totals                5,793,750              0         5,793,750               96,562         5,697,188
                       ==============  =============    ==============  ===================   ===============


7)    Short-term Loans


                                                           2000.12.31       1999.12.31        ANNUAL INTEREST
                                                                                                  RATE(%)
      *Guaranteed Loans                                      30,000,000       50,000,000         5.85-7.02
      Unsecured Loans                                        30,000,000                          5.58-7.02
                                                         ---------------  ---------------
      Totals                                                 60,000,000       50,000,000
                                                         ===============  ===============

      * The bank loan of RMB20,000,000 is guaranteed by State Power Corporation Nanjing Electric Power Automation Equipment General Factory and RMB 10,000,000 is guaranteed by Beijing High-technical Electric Research Industrial Corporation.

8)       Taxes payable


                                                                     2000.12.31                      1999.12.31
     VAT payable                                                      6,662,688                        -578,627
     Business tax payable                                               283,400
     City Construction tax payable                                      486,226
     Income tax payable                                               2,621,621                       2,536,356
                                                           ---------------------   -----------------------------
     Total                                                           10,053,935                       1,957,729
                                                           =====================   =============================


       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

9)    Other payables

                                            2000.12.31                              1999.12.31
       Ages                                   AMOUNTS                  %              AMOUNTS           %
       Within 1year *                       51,156,565                 94            1,444,208          19
       1-2 year                                392,833                  1            1,006,581          13
       2-3 year                              1,134,524                  2            5,141,755          68
       Over 3 years                          2,087,925                  3
                               ------------------------  -----------------  -------------------  ----------
       Total                                54,771,847                100            7,592,544         100
                               ========================  =================  ===================  ==========

       * It represents other payable for Sifang building.

10)   Accrued Expenses

                                                                               2000.12.31                1999.12.31
       Interests Paid                                                                                        95,782
       Agency fee                                                               6,503,046
       Technical Services fee                                                   7,854,528                 4,376,762
                                                                -------------------------- -------------------------
       Total                                                                   14,357,574                 4,472,544
                                                                ========================== =========================


11)   Long-term Loans

                                                2000.12.31        1999.12.31         LOANS         INTEREST        CONDITIONS
                                                                                    PERIODS         RATES
       Industrial and Commercial Bank of        20,000,000                     2000.4.5-2003.4.5     4.95%         *Guaranteed
       China, Beijing, Haidian Branch

       Bank Of China, Beiing Haidian            20,000,000                     2000.8.18-2002.8.18   5.94%        **Guaranteed
       Branch

       Bank of China, Beijing, Haidian          10,000,000                     2000.9.4-2002.9.4     5.94%        **Guaranteed
       Branch
                                             ----------------  ---------------
       Total                                    50,000,000                0
                                             ================  ===============

         *  Guaranteed by XJ (Group) Corporation.

         ** Guaranteed by China Huadian Power Equipment and Engineering (Group)
            Corporation.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

12)   Paid-in capital

      Movements of share capitals of the Company are as follows:


       SHAREHOLDERS                                  1999.12.31           ADDITIONS        DISPOSALS          2000.12.31
       Beijing Sifang Tongchuang Protection and
       Control Equipment Co., Ltd.                    2,402,300           8,647,700                           11,050,000

       State Power Company Nanjing Power
       Automation Equipment General Factory           2,184,900           7,865,100                           10,050,000

       Hathaway Corporation                           2,174,000           7,826,000                           10,000,000

       XJ Group Corporation                           1,603,300           8,271,700

       China Huadian Power Equipment and
       Engineering (Group) Corporation                1,092,400           3,932,600                            9,875,000

       The State Electrified Netting Materials
       Co., Ltd.                                        869,600           3,130,400                            5,025,000

       Norva (S.E.A.) Private Limited                   543,500           1,460,800        2,004,300           4,000,000
                                                  --------------     ---------------    -------------     ---------------
       Total                                         10,870,000          41,134,300        2,004,300          50,000,000
                                                  ==============     ===============    =============     ===============


       For the movement details of the paid-in capitals please see Notes 1.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

13)    Capital Reserve


       ITEMS                                    1999.12.31          ADDITIONS            DISPOSAL            2000.12.31
       Provision for increased capital          38,530,000 *                           38,530,000
       Capital premium                             592,460                                                      592,460
                                          -----------------    ---------------    ----------------    ------------------
       Total                                    39,122,460                  0          38,530,000               592,460
                                          =================    ===============    ================    ==================

       * Represents contributions paid by the investors prior to the obtaining government approval for the increase of registered capital. the amounts are recorded as share capital in 2000 after the relevant approvals issued by the authorities.

       According to a series resolution of the board of directors of the Company and approvals issued by the related authorities, the beginning balances of the paid-in capital and capital reserve were reclassified.

14)    Reserves

                                    Reserve Fund           Enterprise           Staff and Worker's Bonus            Total
                                                         Expansion Fund             and Welfare Fund
       1999.12.31                         2,420,775                62,420                        267,365               2,750,560
       Additions                          3,590,000                                            3,590,000               7,180,000
       Disposals                                                                               2,578,272               2,578,272
                                  ------------------  --------------------    ---------------------------  ----------------------
       2000.12.31                         6,010,775                62,420                      1,279,093               7,352,288
                                  ==================  ====================    ===========================  ======================

       According to the resolution of the broad of directors on 30 October 2000, Reserve Fund, Enterprise Expansion Fund, Staff and worker's bonus and welfare fund are combining stated as surplus reserve at the ending balance, among which Staff and worker's bonus and welfare is stated as welfare surplus.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

15)    Retained Earnings

                                                                                   2000. 12. 31             1999. 12. 31
        Beginning balance                                                            36,371,677               20,443,540
        Add: Current year profit                                                     53,098,850               35,754,137
        Less:* Appropriation to reserve fund                                          3,590,000                2,000,000
               *Appropriation to Enterprise Expansion fund

               *Appropriation to Staff and Worker's Bonus and Welfare                 3,590,000                1,000,000
               Fund
               Dividend Declared                                                      8,000,000                5,000,000
               Transferred to Capital                                                                         11,826,000
                                                                            -------------------- ------------------------
               Ending Balances                                                       74,290,527               36,371,677
                                                                            ==================== ========================

         o Reserve Fund, Enterprise Expansion Fund, Staff and worker's bonus and welfare fund are combining stated as surplus reserve at the ending balance, among which Staff and worker's bonus and welfare is stated as welfare surplus.

16)   Finance Expenses

                                                                         2000.12.31                1999.12.31
          Interest paid                                                   4,709,773                 2,336,306
          Less: Interest Received                                           340,083
          Exchange loss                                                     127,256                       348
          Others                                                             17,792                     6,265
                                                       -----------------------------    ----------------------
          Total                                                           4,514,738                 2,342,919
                                                       =============================    ======================

17)    Prior year adjustment

       The Company enjoyed an income tax Preference in 1999. Income tax rate for 1999 was applied at 12%. After obtained approvals issued by Foreign Department of Stated Tax Bureau in August 2000, income tax rate at 7.5% was retroactively applied for 1999. The prior year adjustment primarily represents the income tax refund of overpaid income taxes at an income tax rate of 12% in the year 1999.

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

5.     RELATED PARTY TRANSACTION

1)     Related Party without controlling power

     RELATED PARTY                                                  RELATIONSHIP
     Beijing Sifang Protection and Control        The Shareholder of the Company, owned 22.1% interests
     Equipment Co., Ltd.

     Hathaway Corporation                         The shareholder of the Company, owned 20% interests


2)    Pricing Policy

      The Company sells its products to related parties with a reference of fair market value.

3)    Transactions of Related Party

a)    Transactions
      Sales

              RELATED PARTY                                       DESCRIPTION            AMOUNT          AMOUNT
                                                                                          2000            1999
     Beijing Sifang Tongchuang Protection and Control           Sales of circuit
     Equipment Co., Ltd                                              board             63,016,645      16,951,496

     State Power Corporation Nanjing Electric Power
     Automation Equipment General Factory                    Sales of circuit board                    58,455,699
                                                                                    -------------- ---------------
     Total                                                                             63,016,645      75,407,195
                                                                                    ============== ===============


     Materials in outside processing and purchases

              RELATED PARTY                                   DESCRIPTION             AMOUNT            AMOUNT
                                                                                       2000              1999
     Beijing Sifang Tong Chuang Protection and Control  Materials in outside
     Equipment Co., Ltd.                                processing                     74,761,576        40,163,677

     State Power Company Nanjing Electric Power         Materials in outside
     Automation Equipment General Factory               processing                                       67,592,036

     Hathaway Corporation                               Purchases                                           124,282
                                                                                 -----------------  ----------------
     Total                                                                             74,761,576       107,879,995
                                                                                 =================  ================

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

     Payments of technology fees

              RELATED PARTY                                          DESCRIPTION          AMOUNT         AMOUNT
                                                                                           2000           1999
     Beijing Sifang Tongchuang Protection and Control
     Equipment Co., Ltd.                                       Technology service fee      861,987        1,725,878

     State Power Company Nanjing Electric Power Automation
     Equipment General Factory                                 Technology service fee                     1,834,347
                                                                                        -----------  ---------------
     Total                                                                                 861,987        3,560,225
                                                                                        ===========  ===============


b)    Outstanding balance with related parties

          DESCRIPTION     RELATED PARTY                                                 AMOUNT                  AMOUNT
                                                                                      2000.12.31              1999.12.31
                          State Power Company Nanjing Electric Power Automation

     Accounts receivable  Equipment General Factory                                                                74,974

                          Beijing Sifang Tongchuang Protection and control
                          Equipment Co. Ltd                                               151,266              11,567,190

                          Hathway Corporation                                                                      29,431

                          State Power Company Nanjing Electric Power Automation
     Accounts payable     Equipment General Factory                                                            25,366,277

                          Beijing Sifang Tongchuang Protection and control
                          Equipment Co. Ltd.                                           25,592,756               7,644,485

                          Hathaway Corporation                                            652,032                 558,736


c)    Others

      The Company made a guarantee for RMB 5,000,000 loan of Beijing Sifang tongchuang Protection and Control Equipment Co., Ltd. on 28 February 2000 (refer to Qingzi No3332)

      CONTINGENCY

      Except for the RMB 5,000,000 guarantee for a loan of Beijing Sifang tongchuang Protection and Control Equipment Co., Ltd, there is no material contingency existed at the balance sheet date.

6.    SUBSEQUENT EVENTS

      In the pursuant of Jingguo shui (1999) No. 183, the Company applied for a VAT refund concerning VAT paid on sales of products with Knowledge Software developed by the

       BEIJING HATHAWAY SI FANG PROTECTION AND CONTROL EQUIPMENT CO., LTD.
              NOTES TO THE FINANCIAL STATEMENTS - 31 DECEMBER 2000
          (Unless otherwise indicated, all figures are stated in RMB)

      Company independently on 20 September 2000. At 19th March 2001, RMB 6,000,000 VAT refund concerning the VAT paid at a rate over 6% was received.

7.    OTHER MATTERS

      1). According to the resolution of the Board of Directors on October 2000, the Company proposed to change it legal form from limited company to Stock Limited Company.

      2). In the pursuant of Jinguoshui Waifen Pifu (2000) No.2008, the Company is qualified as an advanced technology foreign investment enterprise and entitled to Preferential Policy of Income Tax at a rate of 10%. After the Company was changed to a domestic company on 28 September 2000, the relevant laws and regulations for foreign investment enterprises are not applicable. An income tax rate for domestic enterprises should have been applied since October 2000. However, the procedures as concerned are still in process, and applicable income tax rate isn't determined yet. An income tax rate of 10% is still be applied by the Company at present.

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

                                   Date: June 29, 2001