Form 10-K
period 2001-06-30
HATHAWAY CORP
filed 2001-09-21
CIK 46129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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


                         -------------------------------


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

     As of September 6, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $11,232,000.

                         -------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement dated September 21, 2001 are incorporated by reference in Part III of this Report.

                         -------------------------------

                                TABLE OF CONTENTS

PART I.                                                                         PAGE
Item 1.   Business..............................................................   1

Item 2.   Properties............................................................   4

Item 3.   Legal Proceedings.....................................................   4

Item 4.   Submission of Matters to a Vote of Security Holders...................   4

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...............................................................   4

Item 6.   Selected Financial Data...............................................   5

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................   5

Item 8.   Financial Statements and Supplementary Data...........................  10

          Report of Independent Public Accountants..............................  11

Item 9.   Disagreements on Accounting and Financial Disclosure..................  30

PART III.

Item 10.  Directors and Executive Officers of the Registrant....................  30

Item 11.  Executive Compensation................................................  30

Item 12.  Security Ownership of Certain Beneficial Owners and Management........  30

Item 13.  Certain Relationships and Related Transactions........................  30

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  30

          Consent of Independent Public Accountants.............................  33

          Signatures............................................................  34

          Financial Statement Schedule .........................................  35

          Officers and Directors / Investor Information.........................  37


PART I

ITEM 1. BUSINESS.

     Hathaway Corporation (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company operates primarily in the United States and the United Kingdom and has joint venture investments in China.

     POWER AND PROCESS BUSINESS

     POWER INSTRUMENTATION

     Hathaway's power instrumentation products help ensure that electric utilities provide high quality service to consumers of electricity. With manufacturing facilities in Seattle and Belfast, Northern Ireland, and sales and engineering functions in Seattle, Belfast and Denver, the power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for Supervisory Control and Data Acquisition (SCADA) systems.

     Through July 5, 2001, the Company had three joint venture investments in China - a 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), a 25% interest in Zibo Kehui Electric Company Ltd. (Kehui) and a 40% interest in Hathaway Power Monitoring Systems Company, Ltd.
     (HPMS). Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is one of the largest Chinese supplier of digital relays in China. The Company sold its interest in Si Fang effective July 5, 2001. Kehui designs, manufactures and sells cable and overhead fault location products, Supervisory Control and Data Acquisition (SCADA) systems and other test instruments within the China market and the Company may sell these products outside of China. HPMS manufactures and sells, under a license from the Company, instrumentation products designed by the Company to electric power companies in China.

     SYSTEMS AUTOMATION

     Effective September 30, 1996, the Company acquired Tate Integrated Systems which has since operated under the name of Hathaway Industrial Automation
     (HIA), a wholly-owned subsidiary of the Company. HIA is located near Baltimore, Maryland and is a full service supplier of process automation systems for industrial applications. HIA has developed a state-of-the-art software system for SCADA and Distributed Control Systems (DCS). The HIA system has been used to fully automate such industrial applications as water and wastewater treatment plants, glass manufacturing plants, oil and gas terminals and tank farm facilities. The focus of the systems business has shifted from industrial automation applications to the power generation and transmission industry. The Company has been successful at integrating the HIA system with certain other Hathaway products and targeting the integrated product at substation automation applications used in the electric power industry. The automation system provides the user the ability to securely send and receive information to and from intelligent electronic devices in transmission and distribution substations to help monitor and control the delivery of electricity. In addition, the automation system is used by organizations responsible for operating the transmission grid and ensuring the reliable delivery of electricity. It is used to communicate with and control the output of power generators and to securely communicate metering information from such generators to ensure the proper billing for such electricity.

     PROCESS INSTRUMENTATION

     The process instrumentation products group manufactures and markets products for industrial applications including monitoring systems and calibration equipment. The monitoring systems, called visual annunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants, including electrical generating plants, chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry.

     MOTION CONTROL BUSINESS

     The motion control group offers quality, cost-effective products that suit a wide range of applications in the telecommunications, semi-conductor processing, industrial, medical, military and aerospace industries, as well as in the manufacturing of analytical instruments and computer peripherals. End products using Hathaway technology include tuneable lasers, wavelength meters and spectrum analyzers for the fiber optic industry, robotic systems for the semiconductor industry, anti-lock braking transducers, satellite tracking systems, MRI scanners and high definition printers.

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

     Emoteq-Tulsa designs, manufactures and markets direct current brushless motors, related components, and drive and control electronics. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. Effective July 1, 1998, Emoteq Corporation acquired all of the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst) for $317,000. Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited.

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

     FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     The information required by this item is set forth in Note 10 of the Notes to Consolidated Financial Statements on page 27 herein.

     AVAILABILITY OF RAW MATERIALS

     All parts and materials used by the Company are in adequate supply. No significant parts or materials are acquired from a single source.

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

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

     SALES TO LARGE CUSTOMERS

     During fiscal 2001, 2000 and 1999, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations.

     SALES BACKLOG

     The Company's backlog at June 30, 2001 consisted of sales orders totaling approximately $21,713,000. The Company expects to ship goods filling $19,140,000 of those purchase orders within fiscal 2002. This compares to a backlog of $23,827,000 at June 30, 2000, of which $20,912,000 was scheduled for shipment in fiscal 2001.

     GOVERNMENT SALES

     Approximately $462,000 of the Company's backlog as of June 30, 2001 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts which permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

     ENGINEERING AND DEVELOPMENT ACTIVITIES

     The Company's expenditures on engineering and development were $4,806,000 in fiscal 2001, $4,274,000 in fiscal 2000 and $4,466,000 in fiscal 1999. Of these expenditures, no material amounts were charged directly to customers.

     ENVIRONMENTAL ISSUES

     No significant pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

     The Company, with other parties, has been named as a defendant in an environmental contamination lawsuit. The Company is investigating the nature of the claims but believes the claims are without merit.

     FOREIGN OPERATIONS

     The information required by this item is set forth in Note 10 of the Notes to Consolidated Financial Statements on page 28 herein.

     EMPLOYEES

     As of the end of fiscal 2001, the Company had approximately 352 full-time employees.

ITEM 2. PROPERTIES.

The Company leases its administrative offices and manufacturing facilities as follows:

                DESCRIPTION / USE                                       LOCATION                    APPROXIMATE SQUARE FOOTAGE
--------------------------------------------------------         -------------------------          --------------------------
Corporate headquarters and sales and engineering offices            Littleton, Colorado                         14,000
Engineering and development facility                                Evergreen, Colorado                          3,000
Office and manufacturing facility                                  Farmers Branch, Texas                         8,000
Office and manufacturing facility                                   Auburn, Washington                          33,000
Engineering, development and administrative office                 Hunt Valley, Maryland                        14,000
Office and manufacturing facility                                     Tulsa, Oklahoma                           20,000
Office and manufacturing facility                                 Chatsworth, California                        22,000
Office and manufacturing facility                                     Tulsa, Oklahoma                           10,000
Office facility                                                     Hoddesdon, England                           3,000
Office and manufacturing facility                                Belfast, Northern Ireland                      17,000
Office and manufacturing facility                                  Bournemouth, England                          2,000

The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at or near full capacity.

ITEM 3. LEGAL PROCEEDINGS.

The Company, with other parties, has been named as a defendant in an environmental contamination lawsuit. The Company is investigating the nature of the claims but believes the claims are without merit.

The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders of the Company in the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Hathaway Corporation's common stock is traded on the Nasdaq Small Cap Market System and trades under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on September 6, 2001 was 543. The Company did not pay or declare any dividends during fiscal years 2001 and 2000 as the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Small Cap Market System, as reported by Nasdaq.

                                          PRICE RANGE
                                      HIGH           LOW
                                    ---------      --------
          FISCAL 2000
             First Quarter          $    3.13      $   1.63
             Second Quarter              2.56          0.88
             Third Quarter              19.75          1.38
             Fourth Quarter              9.25          3.00

          FISCAL 2001
             First Quarter          $    9.88      $   5.06
             Second Quarter              7.38          2.25
             Third Quarter               6.94          2.94
             Fourth Quarter              4.84          3.10

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes data from the Company's annual financial statements for the fiscal years 1997 through 2001 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 beginning on page 10 herein. See Item 1 in the Business section of this report on Page 2 and Note 2 to Consolidated Financial Statements on page 20 for discussion of a business acquisition completed in fiscal year 1999.

                                                            FOR THE FISCAL YEARS ENDED JUNE 30,
                                            2001           2000           1999           1998           1997
                                          --------       --------       --------       --------       --------
                                                            IN THOUSANDS (EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS DATA:
Net revenues                              $ 48,386       $ 45,133       $ 41,691       $ 41,317       $ 39,946
                                          ========       ========       ========       ========       ========
Income (loss) before income taxes         $  2,572       $  1,604       $ (1,317)      $ (2,161)      $ (2,192)
(Provision) benefit for income taxes          (576)          (129)          (208)           184            763
                                          --------       --------       --------       --------       --------
Net income (loss)                         $  1,996       $  1,475       $ (1,525)      $ (1,977)      $ (1,429)
                                          ========       ========       ========       ========       ========
Diluted net income (loss) per share       $   0.41       $   0.31       $  (0.36)      $  (0.46)      $  (0.34)
                                          ========       ========       ========       ========       ========
Cash dividends:
   Per share                              $     --       $     --       $     --       $     --       $     --
   Total amount paid                      $     --       $     --       $     --       $     --       $     --

BALANCE SHEET DATA:
Total assets at June 30                   $ 20,203       $ 19,937       $ 16,398       $ 17,820       $ 20,477
Total current and long-term debt
    at June 30                            $    553       $  1,546       $  1,308       $  1,245       $  1,769

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, ANY STATEMENT THAT MAY PREDICT, FORECAST, INDICATE, OR IMPLY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS, AND MAY CONTAIN THE WORD "BELIEVE," "ANTICIPATE," "EXPECT," "PROJECT," "INTEND," "WILL CONTINUE," "WILL LIKELY RESULT," "SHOULD" OR WORDS OR PHRASES OF SIMILAR MEANING. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE FOLLOWING: INTERNATIONAL, NATIONAL AND LOCAL GENERAL BUSINESS AND ECONOMIC CONDITIONS IN THE COMPANY'S MOTION CONTROL, PROCESS AND POWER MARKETS, INTRODUCTION OF NEW TECHNOLOGIES, PRODUCTS AND COMPETITORS, THE ABILITY TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY, THE ABILITY OF THE COMPANY TO SUSTAIN, MANAGE OR FORECAST ITS GROWTH AND PRODUCT ACCEPTANCE, THE ABILITY OF THE COMPANY TO MEET THE TECHNICAL SPECIFICATIONS OF ITS CUSTOMERS, THE CONTINUED AVAILABILITY OF PARTS AND COMPONENTS, INCREASED COMPETITION AND CHANGES IN COMPETITOR RESPONSES TO THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN GOVERNMENT REGULATIONS, AVAILABILITY OF FINANCING AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. THE COMPANY'S ABILITY TO COMPETE IN ITS MARKETS DEPENDS UPON ITS CAPACITY TO ANTICIPATE THE NEED FOR NEW PRODUCTS, AND TO CONTINUE TO DESIGN AND MARKET THOSE PRODUCTS TO MEET CUSTOMERS' NEEDS IN A COMPETITIVE WORLD.

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

BECAUSE OF THE RISKS AND UNCERTAINTIES, INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AS A PREDICTION OF ACTUAL RESULTS. THE COMPANY HAS NO OBLIGATION OR INTENT TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

OPERATING RESULTS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

The Company achieved a 67% increase in net income before a restructuring charge for its fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000. Net income before the restructuring charge was $2,465,000 in fiscal year 2001, compared to net income of $1,475,000 in fiscal 2000. Net income for fiscal 2001 after the restructuring charge was $1,996,000, a 35% increase over last year. As a result of changing business conditions in the process instrumentation business, the Company restructured the process instrumentation portion of its Power and Process segment. The restructuring, which was successfully completed during fiscal 2001, consisted of retaining a portion of the business in Dallas, moving manufacturing of two product lines to the Company's power instrumentation manufacturing facility in Seattle and selling the remaining two product lines. A pretax charge of $587,000 was recorded related to this restructuring. Revenues increased 7% to $48,386,000 in fiscal 2001 from $45,133,000 in fiscal 2000, representing increases in both the Motion Control and the Power and Process segments.

Revenues from the Motion Control segment for the year ended June 30, 2001 increased 14% to $21,188,000 from $18,591,000 for the year ended June 30, 2000. Pretax profit for Motion Control for fiscal 2001 was $3,584,000 compared to $3,139,000 for fiscal 2000, a 14% increase. At June 30, 2001 backlog for Motion Control orders was in excess of $13 million, 6% higher than at June 30, 2000. Although the segment's backlog remains strong, there is some slowing in orders and in delivery rates of the OEM programs due to the general economic slowdown. The duration of the slowing in the industry sectors is uncertain but the Company continues to develop applications for its products for new markets and broader segments of already existing markets.

The Power and Process segment reported revenues for fiscal 2001 of $27,198,000 compared to revenues of $26,542,000 in fiscal 2000, a 2% increase. The segment recorded a $952,000 pretax loss before the restructuring charge compared to a pretax loss of $1,643,000 in fiscal 2000, a 42% improvement. Sales order backlog for Power and Process orders was $8,669,000 at June 30, 2001 which is down 25% from June 30, 2000 - primarily reflecting a decline in backlog of large process systems projects partially offset by an increase in power instrumentation and systems backlog reflecting the Company's shift of focus to automation and communications products for the power industry and away from large process system projects.

Sales to international customers increased 32% to $15,282,000, or 32% of sales, in fiscal 2001, from $11,577,000 or 26% of sales, in fiscal 2000 due to an increase in sales of motion control products in foreign markets.

Sales order backlog decreased 9% to $21,713,000 at June 30, 2001 from $23,827,000 at June 30, 2000. Gross margin for fiscal 2001 increased to 39% from 38% in fiscal 2000 due to increased sales volume and changes in the mix of products sold.

Selling expenses decreased 4% to $6,174,000 in fiscal 2001 from $6,433,000 in fiscal 2000 resulting from savings from continued cost reduction efforts by the Company. General and administrative expenses increased 7% to $5,551,000 in fiscal 2001 from $5,194,000 in fiscal 2000 primarily due to increased employee and insurance costs. Engineering and development expenses increased 12% to $4,806,000 in fiscal 2001 from $4,274,000 in fiscal 2000, primarily due to one-time costs incurred to develop a configuration tool kit for the Company's remote terminal units (RTUs) used by the power industry.

Equity income from investments in joint ventures increased to $1,170,000 in fiscal 2001 from $698,000 in fiscal 2000. This increase is due to the continued success of the Si Fang joint venture which supplies digital relays in China.

On July 5, 2001, the Company sold its 20% equity interest in Si Fang for $3,020,000 in cash. The Company will record a pretax gain on the sale of approximately $650,000 which will be recorded in the first quarter of the fiscal year ending June 30, 2002. During fiscal years 2001 and 2000, the Company recognized equity income from Si Fang of $1,116,000 and $670,000 respectively.

In fiscal year 2001, the Company recognized a provision for income taxes of $576,000 compared to $129,000 in fiscal year 2000. The effective tax rate as a percentage of the income before income taxes was 22% in fiscal 2001 and 8% in fiscal 2000. The difference in the effective tax rate between periods is primarily due to changes in the valuation allowance recorded against the deferred tax assets as well as adjustments related to the resolution of various income tax related issues. The reduction in the valuation allowance decreased in 2001 compared to 2000 due to larger utilization of net operating loss carryforwards in 2000. The impact of changes in the Company's recorded valuation allowance has different impacts on the Company's effective tax rate due to differing amounts of pretax income in each respective period.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

The Company recorded net income of $1,475,000 in fiscal year 2000, compared to a net loss of $1,525,000 in fiscal 1999. Revenues increased 8% from $41,691,000, in fiscal 1999 to $45,133,000 in fiscal 2000. The increase in revenues was due to a 43% increase in revenues from the Company's motion control products, partially offset by a 8% decrease in revenues from the Company's power and process systems and instrumentation products.

The increase in Motion Control revenues in fiscal 2000 was primarily due to expansion into new high growth applications such as test instrumentation for the fiberoptic telecommunications industry as well as the expansion of existing applications. At June 30, 2000, backlog for Motion Control orders was in excess of $12 million, 69% higher than at June 30, 1999. This is a reflection of Motion Control's continued expansion into new markets and broader segments of its existing markets.

The decrease in Power and Process revenues was due to a decline in orders and sales from the process instrumentation business partially as a result of the Company's delay in releasing a new calibration product line which was completed and shipments started in May 2000. In addition, the decline was partially due to higher sales being achieved in fiscal year 1999 from customers purchasing upgrade products to comply with Year 2000 requirements which reduced their funds available for projects in our fiscal year 2000. At June 30, 2000, backlog for Power and Process orders was $11,522,000 which was 5% higher than at the end of the previous year. This reflects higher backlog for power instrumentation and systems automation products partially offset by a decreased backlog for process instrumentation products.

Sales to international customers decreased 9% from $12,902,000, or 31% of sales, in fiscal 1999, to $11,779,000 or 26% of sales, in fiscal 2000 due to a decrease in sales of fault recording and maintenance products in foreign markets.

Sales order backlog increased 30% from $18,260,000 at June 30, 1999 to $23,827,000 at June 30, 2000. Gross margin for fiscal 2000 increased to 38% from 36% in fiscal 1999 due to increased sales volume and changes in the mix of products sold.

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

Amortization of intangibles and other assets decreased from $481,000 in 1999 to $83,000 in 2000. The decrease was primarily due to the $125,000 of amortization and $249,000 write-off in fiscal 1999 of the goodwill from the 1991 acquisition of Hathaway Systems Limited (HSL). This goodwill was fully written off in fiscal 1999.

Equity income from investments in joint ventures increased to $698,000 in fiscal 2000 from $329,000 in fiscal 1999 due to the success of the joint ventures.

In fiscal year 2000, the Company recognized a provision for income taxes of $129,000 compared to $208,000 in fiscal year 1999. The effective tax rate as a percentage of the income or loss before income taxes was a provision of 8% in fiscal 2000 and 16% in fiscal 1999. The difference is primarily due to the changes in the valuation allowance recorded against deferred tax assets. In fiscal 2000, the valuation allowance was decreased due to the utilization of net operating loss carryforwards, whereas in fiscal year 1999, the valuation allowance was increased due to the increase in net operating losses being carried forward. The reduction in the effective tax rate is also due to a decrease in nondeductible expenses and goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,017,000 during the year to a balance of $1,911,000 at June 30, 2001. Operating activities generated $720,000, $817,000 and $40,000 in fiscals 2001, 2000 and 1999, respectively.

Cash of $715,000, $970,000 and $987,000 was used by investing activities in fiscal 2001, 2000 and 1999, respectively. The 1999 cash used for investing activities includes $281,000 net cash paid for the interest acquired in Ashurst.

Financing activities used $768,000 in fiscal 2001 and generated $809,000 and $63,000 in fiscal years 2000 and 1999, respectively. During fiscal 2001, $1,124,000 in cash was used to pay down the line-of-credit. In fiscal 2000, cash was generated due to proceeds from the exercise of employee stock options, as well as increased net borrowings on the line-of-credit.

At June 30, 2001, the Company had $553,000 of bank debt, compared with $1,546,000 at June 30, 2000, a decrease of $993,000. The debt at June 30, 2001 represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2002 and, accordingly, the $553,000 balance has been classified as a current liability as of June 30, 2001. The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on the loan are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 2001, 85% of the Company's eligible receivables exceeded the maximum loan amount, therefore, the Company could borrow an additional $2,447,000 up to the Maximum Credit Limit of $3,000,000. Subsequent to June 30, 2001, the amount outstanding under the line-of-credit was repaid allowing the Company access to the full $3,000,000 Maximum Credit Limit as of July 31, 2001.

The line-of-credit bears interest at Silicon's prime borrowing rate (prime rate, 6.75% at June 30, 2001) plus 1.5%. The interest rate is adjustable on a quarterly basis to prime rate plus 2% if the Company incurs a net loss greater than $750,000 in each previous twelve-month rolling period. In addition to interest, the loan bears a monthly unused line fee at 0.0625% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis to 0.125% if the Company incurs a net loss greater than $750,000 in each previous twelve-month rolling period.

The line-of-credit is secured by all assets of the Company. The Agreement prohibits the Company from paying dividends without prior approval and requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 2001, the Company was in compliance with such covenants.

As in the three-year period ended June 30, 2001, the Company's fiscal 2002 working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the existing cash balance of $1,911,000 and the $2,447,000 available under the long-term financing agreement at June 30, 2001. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. As explained above, the Company's Agreement with Silicon matures on May 7, 2002 but will continue for successive additional terms of one year each unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of June 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

The interest payable on the Company's line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates. The line-of-credit matures in May 2002 and is subject to automatic and continuous annual renewal for successive annual terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices. Additionally, the Company monitors interest rates frequently and has sufficient cash balances to pay off the line-of-credit should interest rates increase significantly. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS No. 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. Through June 30, 2001, the Company had not entered into any transactions involving derivative financial instruments included in the scope of SFAS No. 133, as amended, and, therefore, the adoption of SFAS No. 133 has had no financial statement impact.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting and disclosures described in SAB No. 101 must be applied no later than the fourth fiscal quarter of the Company's fiscal year ending June 30, 2001, retroactive to July 1, 2000. The adoption of SAB No. 101 has had no material impact on the Company's financial statements. However, implementation guidelines for this bulletin, as well as potential new pronouncements regarding revenue recognition, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Goodwill must also be reviewed for impairment when certain events indicate that the goodwill may be impaired. Recognized intangible assets should, generally, be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because the Company is a noncalendar year-end company, the FASB has allowed adoption of SFAS No. 142 either in fiscal year 2002 or fiscal year 2003, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The Company will adopt SFAS No. 142 on July 1, 2002. The Company has not yet quantified the effects of adopting SFAS No. 142 on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hathaway Corporation:

We have audited the accompanying consolidated balance sheets of HATHAWAY CORPORATION (a Colorado corporation) AND SUBSIDIARIES as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' investment for each of the three fiscal years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
  July 27, 2001.

                              HATHAWAY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    JUNE 30, 2001     JUNE 30, 2000
                                                                    -------------     -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                           $  1,911          $  2,928
   Restricted cash                                                          346               270
   Trade receivables, net of allowance for doubtful accounts
      of $496 and $530 at June 30, 2001 and 2000, respectively            7,708             7,976
   Inventories, net                                                       4,931             4,550
   Deferred income taxes                                                    229               601
   Income tax refunds receivable, prepaid expenses and other                486               361
                                                                       --------          --------
Total Current Assets                                                     15,611            16,686
Property and equipment, net                                               1,781             1,707
Investment in joint ventures, net (Notes 3 and 11)                        2,459             1,482
Other                                                                       352                62
                                                                       --------          --------
Total Assets                                                           $ 20,203          $ 19,937
                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line-of-credit (Note 4)                                             $    553          $  1,546
   Accounts payable                                                       1,583             1,879
   Accrued liabilities and other                                          3,345             3,854
   Income taxes payable                                                     380               538
   Product warranty reserve                                                 514               813
                                                                       --------          --------
Total Current Liabilities                                                 6,375             8,630

Commitments and Contingencies

Stockholders' Investment:
   Preferred stock, par value $1.00 per share, authorized
      5,000 shares; no shares outstanding                                    --                --
   Common stock, at aggregate stated value, authorized
      50,000 shares; 5,719 and 5,582 shares issued at
      June 30, 2001 and 2000, respectively                                  100               100
   Additional paid-in capital                                            11,230            10,594
   Loans receivable for stock (Note 7)                                     (160)             (235)
   Retained earnings                                                      6,787             4,791
   Cumulative translation adjustments                                      (152)               34
   Treasury stock, at cost; 1,122 shares                                 (3,977)           (3,977)
                                                                       --------          --------
Total Stockholders' Investment                                           13,828            11,307
                                                                       --------          --------
Total Liabilities and Stockholders' Investment                         $ 20,203          $ 19,937
                                                                       ========          ========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              HATHAWAY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 FOR THE FISCAL YEARS ENDED JUNE 30,
                                                               2001              2000              1999
                                                             --------          --------          --------
Revenues                                                     $ 48,386          $ 45,133          $ 41,691
Cost of products sold                                          29,734            28,175            26,475
                                                             --------          --------          --------
Gross margin                                                   18,652            16,958            15,216

Operating costs and expenses:
   Selling                                                      6,174             6,433             6,852
   General and administrative                                   5,551             5,194             4,958
   Engineering and development                                  4,806             4,274             4,466
   Restructuring charge (Note 9)                                  587                --                --
   Amortization and other                                          57                83               481
                                                             --------          --------          --------
Total operating costs and expenses                             17,175            15,984            16,757
                                                             --------          --------          --------
Operating income (loss)                                         1,477               974            (1,541)

Other income (expense), net:
   Equity income from investments in joint
        ventures (Notes 3 and 11)                               1,170               698               329
   Interest and dividend income                                    90                69               111
   Interest expense                                               (82)             (154)             (146)
   Other (expense) income, net                                    (83)               17               (70)
                                                             --------          --------          --------
Total other income, net                                         1,095               630               224
                                                             --------          --------          --------
Income (loss) before income taxes                               2,572             1,604            (1,317)
Provision for income taxes (Note 5)                              (576)             (129)             (208)
                                                             --------          --------          --------
Net income (loss)                                            $  1,996          $  1,475          $ (1,525)
                                                             ========          ========          ========
Basic net income (loss) per share (Note 1)                   $   0.44          $   0.34          $  (0.36)
                                                             ========          ========          ========
Diluted net income (loss) per share (Note 1)                 $   0.41          $   0.31          $  (0.36)
                                                             ========          ========          ========
Basic weighted average shares outstanding (Note 1)              4,493             4,341             4,283
                                                             ========          ========          ========
Diluted weighted average shares outstanding (Note 1)            4,834             4,785             4,283
                                                             ========          ========          ========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              HATHAWAY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE FISCAL YEARS ENDED JUNE 30,
                                                                   2001             2000             1999
                                                                  -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ 1,996          $ 1,475          $(1,525)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                      831              890            1,220
   Provision for doubtful accounts                                    150              150               14
   Equity income, net of dividends, from investments
      in joint ventures (Notes 3 and 11)                             (977)            (559)            (208)
   Deferred income tax provision                                      372               31              147
   Other                                                              255             (144)            (195)
   Changes in assets and liabilities, net of effect
      in 1999 of purchase of Ashurst (Note 2):
      (Increase) decrease in -
        Restricted cash                                               (95)             377             (166)
        Trade receivables                                              12           (1,661)              87
        Inventories, net                                             (530)          (1,234)             333
        Income tax refunds receivable, prepaid
           expenses and other                                        (130)             182              183
      Increase (decrease) in -
        Accounts payable                                             (340)             309             (499)
        Accrued liabilities and other                                (384)             899              408
        Income taxes payable                                         (147)             (22)              27
        Product service reserve                                      (293)             124              214
                                                                  -------          -------          -------
Net cash provided by (used in) operating activities                   720              817               40

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (908)            (827)            (792)
   Purchase of Ashurst, net of cash acquired (Note 2)                  --               --             (281)
   Activities related to joint venture investments,
      net (Notes 3 and 11)                                             --             (282)             (35)
                                                                  -------          -------          -------
Net cash used in investing activities                                (908)          (1,109)          (1,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line-of-credit                                    (1,117)             (65)            (150)
   Borrowings on line-of-credit                                       124              303              213
   Repayment on loan to employee stock ownership plan                  75               --               --
   Sale of stock to employees through stock purchase plan              94               --               --
   Proceeds from exercise of employee stock options                    55              575               --
   Purchase of treasury stock                                          --               (4)              --
                                                                  -------          -------          -------
Net cash (used in) provided by financing activities                  (769)             809               63

Effect of foreign exchange rate changes on cash                       (60)              (5)             (22)
                                                                  -------          -------          -------
Net (decrease) increase in cash and cash equivalents               (1,017)             512           (1,027)
Cash and cash equivalents at beginning of year                      2,928            2,416            3,443
                                                                  -------          -------          -------
Cash and cash equivalents at end of year                          $ 1,911          $ 2,928          $ 2,416
                                                                  =======          =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid during the year for:
   Interest                                                       $    94          $   152          $   123
   Income taxes                                                       179               53             (153)
Noncash investing and financing activities:
   Assets of Ashurst purchased, net of liabilities
      assumed and cash acquired (Note 2)                          $    --          $    --          $   281


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              HATHAWAY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                 (IN THOUSANDS)


                                                                    LOANS
                                      COMMON STOCK   ADDITIONAL  RECEIVABLE            CUMULATIVE                   TREASURY STOCK
                                     --------------   PAID-IN    FOR STOCK   RETAINED  TRANSLATION  COMPREHENSIVE  ----------------
                                     SHARES  AMOUNT   CAPITAL     (NOTE 7)   EARNINGS  ADJUSTMENTS  INCOME (LOSS)  SHARES   AMOUNT
                                     ------  ------  ----------  ----------  --------  -----------  -------------  ------  --------
Balances, June 30, 1998               5,405  $  100   $  9,954    $  (235)   $  4,841    $   389                    1,122  $(3,973)
  Foreign currency translation                                                              (235)      $  (235)
  adjustment
  Net loss                                                                     (1,525)                  (1,525)
                                                                                                       -------
  Comprehensive loss                                                                                   $(1,760)
                                     ------  ------   --------    -------    --------    -------       =======     ------  -------
Balances, June 30, 1999               5,405     100      9,954       (235)      3,316        154                    1,122   (3,973)
  Purchase of treasury stock                                                                                                    (4)
  Exercise of stock options             177                575
  Tax benefit from disqualifying
    stock dispositions                                      65
  Foreign currency translation
    adjustment                                                                              (120)      $  (120)
  Net income                                                                    1,475                    1,475
                                                                                                       -------
  Comprehensive loss                                                                                   $ 1,355
                                     ------  ------   --------    -------    --------    -------       =======     ------  -------
Balances, June 30, 2000               5,582     100     10,594       (235)      4,791         34                    1,122   (3,977)
  Exercise of stock options              29                 55
  Tax benefit from disqualifying
    stock dispositions                                     178
  Shares issued to repurchase
    subsidiary stock (Note 6)            76                309
  Employee stock purchase plan           32                 94
  Employee stock ownership plan                                        75
  Foreign currency translation
    adjustment                                                                              (186)      $  (186)
  Net income                                                                    1,996                    1,996
                                                                                                       -------
  Comprehensive income                                                                                 $ 1,810
                                     ------  ------   --------    -------    --------    -------       =======     ------  -------
Balances, June 30, 2001               5,719  $  100   $ 11,230    $  (160)   $  6,787    $  (152)                   1,122  $(3,977)
                                     ======  ======   ========    =======    ========    =======                   ======  =======

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              HATHAWAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Hathaway Corporation (the Company) is engaged in the business of designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company operates primarily in the United States and Europe and has joint venture investments in China (Notes 3 and 11).

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in joint ventures, in which the ownership is at least 20% but less than 50%, are accounted for using the equity method (Note 3).

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates. Cash flows in foreign currencies are translated using an average rate.

     RESTRICTED CASH

     Restricted cash consists of certificates of deposit that serve as collateral for letters of credit issued on behalf of the Company.

     INVENTORIES

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                  JUNE 30, 2001  JUNE 30, 2000
                                                  -------------  -------------
     Parts and raw materials, net                    $3,251         $2,827
     Finished goods and work-in-process, net          1,680          1,723
                                                     ------         ------
                                                     $4,931         $4,550
                                                     ======         ======


     Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,844,000 and $1,900,000 at June 30, 2001 and 2000, respectively.

     PROPERTY AND EQUIPMENT

     Property and equipment is classified as follows (in thousands):

                                                       USEFUL LIVES     JUNE 30, 2001     JUNE 30, 2000
                                                       ------------     -------------     -------------
     Machinery, equipment, tools and dies                2-8 years        $   5,987         $   8,233
     Furniture, fixtures and other                      3-10 years            2,839             1,350
                                                                          ---------         ---------
                                                                              8,826             9,583
     Less accumulated depreciation and amortization                          (7,045)           (7,876)
                                                                          ---------         ---------
                                                                          $   1,781         $   1,707
                                                                          =========         =========

     Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and any resulting gain or loss is reflected in earnings.

     Depreciation expense was approximately $774,000, $807,000 and $788,000 in fiscal years 2001, 2000 and 1999, respectively.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets that are held and used in operations, the asset would be considered to be impaired if the undiscounted future cash flows related to the asset did not exceed its net book value. The amount of the impairment is assessed using the assets' fair market value, which is estimated using discounted cash flows.

     As a result of its acquisition of Hathaway Systems Limited (HSL) in 1991, the Company had previously recorded goodwill of $1,197,000. At June 30, 1999 and in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company determined that the unamortized cost in excess of net assets acquired from its acquisition of HSL was impaired; and, therefore, wrote off the remaining unamortized balance of $249,000. The Company's determination was based on projections of undiscounted cash flows of HSL, which were reflective of then current marketplace conditions, low orders and continuing losses. Such undiscounted cash flow estimates were not sufficient to indicate realization of the related unamortized cost in excess of net assets acquired. Utilizing such projections and discounting the estimated cash flows, the Company determined that the entire unamortized amount was impaired. Fiscal year 1999 amortization of $125,000 and impairment write-off of $249,000, totaling $374,000, is included in amortization of intangibles and other in the fiscal year 1999 consolidated statement of operations.

     ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                             JUNE 30, 2001     JUNE 30, 2000
                                             -------------     -------------
     Compensation and fringe benefits            $1,617            $1,863
     Deferred revenue                               621               800
     Commissions                                    552               596
     Other accrued expenses                         555               595
                                                 ------            ------
                                                 $3,345            $3,854
                                                 ======            ======

     FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Revenues and expenses are translated at average rates prevailing during the period. The resulting translation adjustments are recorded in the cumulative translation adjustments component of stockholders' investment in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

     REVENUE RECOGNITION

     Hathaway Industrial Automation (HIA), a wholly-owned subsidiary of the Company, undertakes contracts for the installation of integrated process control systems which are based upon its proprietary software. These contracts typically require substantial customization of this proprietary software. Accordingly, in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," the Company recognizes contract revenues by applying the percentage of completion achieved to the total contract sales price. The Company determines the percentage of completion for all contracts using the "cost-to-cost" method of measuring contract progress. Under this method, actual contract costs incurred to date are compared to total estimated contract costs to determine the estimated percentage of revenues to be recognized. To the extent these estimates prove to be inaccurate, the revenues and gross margins, if any, reported for the period during which work on the contract is ongoing may not accurately reflect the final results of the contract, which can only be determined upon contract completion. Provisions for estimated losses on uncompleted contracts, to the full extent of the estimated loss, are made during the period in which the Company first becomes aware that a loss on a contract is probable. The Company's other businesses generally recognize revenue when products are delivered, persuasive evidence of an arrangement exists, selling price is fixed, and collectibility is reasonably assured.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIC AND DILUTED INCOME PER SHARE

     Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method. Outstanding options that were determined to have a dilutive effect totaled 341,962 and 444,316 for fiscal years 2001 and 2000, respectively. In fiscal year 1999, stock options to purchase 819,004 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share since the results would have been anti-dilutive.

     Basic income (loss) per share have been computed as follows (in thousands, except per share data):

                                                            FOR THE FISCAL YEARS ENDED JUNE 30,
                                                           2001            2000            1999
                                                         -------         -------         -------
     Numerator:
             Net income (loss)                           $ 1,996         $ 1,475         $(1,525)
     Denominator:
             Weighted average outstanding shares           4,493           4,341           4,283
                                                         -------         -------         -------
     Basic net income (loss) per share                   $  0.44         $  0.34         $ (0.36)
                                                         =======         =======         =======

     Diluted income (loss) per share have been computed as follows (in thousands, except per share data):

                                                           FOR THE FISCAL YEARS ENDED JUNE 30,
                                                          2001            2000            1999
                                                         -------         -------         -------
     Numerator:
             Net income (loss)                           $ 1,996         $ 1,475         $(1,525)
     Denominator:
             Weighted average outstanding shares           4,834           4,785           4,283
                                                         -------         -------         -------
     Diluted net income (loss) per share                 $  0.41         $  0.31         $ (0.36)
                                                         =======         =======         =======

     COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Items of comprehensive income for all years presented are limited to cumulative translation adjustments from the translation of the financial statements of the Company's foreign subsidiaries.

     STOCK-BASED COMPENSATION

     The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro-forma disclosures for employee stock awards made in 1997 and future years as if the fair value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

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

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. A valuation allowance may be provided to the extent deemed more likely than not that deferred tax assets will not be realized. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of June 30, 2001.

     CONCENTRATION OF CREDIT RISK

     During fiscal 2001, 2000 and 1999, no single customer accounted for more than 10% of the Company's consolidated revenue from continuing operations or its trade receivables balance. Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers' financial condition, when necessary.

     USE OF ESTIMATES

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, "Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also specifies the accounting for changes in the fair value of a derivative instrument depending on the intended use of the instrument and whether (and how) it is designated as a hedge. SFAS No. 133 was effective for all fiscal years beginning after June 15, 1999. During 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. Through June 30, 2001, the Company had not entered into any transactions involving derivative financial instruments falling within the scope of SFAS No. 133, as amended, and, therefore, the adoption of SFAS No. 133 has had no financial statement impact.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting and disclosures described in SAB No. 101 must be applied no later than the fourth fiscal quarter of the Company's fiscal year ending June 30, 2001, retroactive to July 1, 2000. The adoption of SAB No. 101 has had no material impact on the Company's financial statements. However, implementation guidelines for this bulletin, as well as potential new pronouncements regarding revenue recognition, could result in unanticipated changes to the Company's current revenue recognition policies. These changes could affect the timing of the Company's future revenue recognition and results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Goodwill must also be reviewed for impairment when certain events indicate that the goodwill may be impaired. Recognized intangible assets should, generally, be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121. Because the Company is a noncalendar year-end company, the FASB has allowed adoption of SFAS No. 142 either in fiscal year 2002 or fiscal year 2003, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The Company will adopt SFAS No. 142 on July 1, 2002. The Company has not yet quantified the effects of adopting SFAS No. 142 on its financial position or results of operations.

     RECLASSIFICATIONS

     Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on net income or stockholders' investment as previously reported.

2.   BUSINESS ACQUISITION

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

     The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The final net purchase price allocation was as follows (in thousands):

     Cash                                          $  36
     Trade receivables                               190
     Prepaid expenses                                  2
     Property and equipment, net                      25
     Cost in excess of net assets acquired           195
     Accounts payable                                (43)
     Accrued liabilities and other                   (88)
                                                   -----
     Net purchase price                            $ 317
                                                   =====

     The results of operations of Ashurst have been included in the Company's fiscal 1999 consolidated statement of operations starting on July 1, 1998.

3.   INVESTMENTS IN JOINT VENTURES

     Through July 5, 2001, the Company had three joint venture investments in China - a 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), a 25% interest in Zibo Kehui Electric Company Ltd. (Kehui) and a 40% interest Hathaway Power Monitoring Systems Company, Ltd. (HPMS). Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is now the largest Chinese supplier of digital relays in China. Kehui designs, manufactures and sells cable and overhead fault location products, Supervisory Control and Data Acquisition (SCADA) systems and other test instruments within the China market and the Company may sell these products outside of China. HPMS manufactures and sells, under a license from the Company, instrumentation products designed by the Company to electric power companies in China.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVESTMENTS IN JOINT VENTURES (CONTINUED)

     The Company accounts for its investments in the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and until the beginning of fiscal 1998, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investments and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company wrote down its investments in these joint ventures to their then-estimated fair value.

     The operations of these joint ventures have continued to mature, their products have gained significant acceptance, and they have achieved profitability. Because of sustained positive operating results, offset by the Company's concerns of political and business uncertainty in China, the Company recognized a portion of its share of equity in income from these joint ventures, totaling $1,170,000, $698,000 and $329,000 in fiscal years 2001, 2000 and 1999, respectively. These amounts are included in equity income from investments in joint ventures in the accompanying consolidated statements of operations and reflect the Company's share of earnings, net of writedowns, from the joint ventures' operating results for the years ended December 31. The Company will continue to recognize its share of equity in income (loss) from these joint ventures to the extent it believes such amounts are realizable.

     At June 30, 2001, the Company's investments and ownership interests in these joint ventures are as follows (in thousands):

                                                      Cumulative
                                     Investment,    Share of Income   Cumulative                        Balance at
                        Ownership      Net of         (Through        Dividends        Cumulative        June 30,
                        Interest       Sales        Dec. 31, 2000)     Received        Writedowns          2001
                        --------     -----------    ---------------   ----------       ----------       ----------
     Si Fang              20%         $   642          $ 2,625          $  (453)         $  (484)         $ 2,330
     Kehui                25%             100              331              (28)            (298)             105
     HPMS                 40%             140              101               --             (217)              24
                                      -------          -------          -------          -------          -------
                                      $   882          $ 3,057          $  (481)         $  (999)         $ 2,459
                                      =======          =======          =======          =======          =======

     The Company has no future commitments relating to its investments in these joint ventures.

     Summarized financial information for Si Fang as of December 31, 2000, 1999 and 1998 (Si Fang is on a calendar fiscal year) is presented as follows (in thousands):

                                                As of and             As of and             As of and
                                           For the Year Ended    For the Year Ended    For the Year Ended
                                            December 31, 2000     December 31, 1999     December 31, 1998
                                           ------------------    ------------------    ------------------
     Current assets                               $34,722               $25,539               $16,864
     Non-current assets                            14,869                 4,785                 1,745
     Current liabilities                           27,596                20,239                14,752
     Non-current liabilities                        6,024                    --                    --
     Revenues                                      48,363                32,959                16,502
     Gross margin                                  12,736                 6,834                 4,047
     Net income before income taxes                 6,291                 3,940                 1,706
     Net income                                     5,580                 3,352                 1,367

     Summarized financial information for Kehui and for HPMS is not presented because it is not significant relative to the Company's consolidated financial statements.

     During fiscal 1999, the Company sold 2% of its ownership interest in Si Fang for $57,000 in cash and recognized a $49,000 gain on the sale, which is included in other income in the accompanying fiscal year 1999 consolidated statement of operations. The Company reinvested the proceeds from the sale plus an additional $35,000 in cash to maintain its 23% ownership interest due to a capital call by the joint venture.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVESTMENTS IN JOINT VENTURES (CONTINUED)

     During fiscal 2000, the Company sold a portion of its investment in Si Fang to another partner in the joint venture, reducing its ownership from 23% to 20%. The Company received $143,000 and recognized a $126,000 gain on the sale. The gain is included in other income in the accompanying consolidated statement of operations. The Company reinvested the proceeds from the sale plus an additional $282,000 in cash to maintain its 20% ownership interest due to a capital call by the joint venture.

     On July 5, 2001, the Company sold its equity interest in Si Fang (Note 11).

4.   DEBT

     On May 7, 1998, the Company entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement matures on May 7, 2002 and, accordingly, the $553,000 balance of the line-of-credit has been classified as a current liability as of June 30, 2001. The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on this line-of-credit are restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 2001, 85% of the Company's eligible receivables exceeded the maximum loan amount; therefore the Company could borrow an additional $2,447,000 up to the $3,000,000 Maximum Credit Limit.

     The line-of-credit bears interest at Silicon's prime borrowing rate (prime rate, 6.75% at June 30, 2001) plus 1.5%. The interest rate is adjustable on a quarterly basis to prime rate plus 2% if the Company incurs a net loss greater than $750,000 for each previous twelve-month rolling period. In addition to interest, the line bears a monthly unused line fee at 0.0625% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis to 0.125% if the Company incurs a net loss greater than $750,000 for each previous twelve-month rolling period. The debt is secured by all assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth and prohibits the Company from paying dividends without prior approval.

5.   INCOME TAXES

     The benefit (provision) for income taxes is based on income (loss) before income taxes as follows (in thousands):

                                                 FOR THE FISCAL YEARS ENDED JUNE 30,
                                                 2001            2000            1999
                                               -------         -------          -------
     Domestic                                  $ 2,231         $ 1,918          $(1,065)
     Foreign                                       341            (314)            (252)
                                               -------         -------          -------
     Income (loss) before income taxes         $ 2,572         $ 1,604          $(1,317)
                                               =======         =======          =======


     Components of the provision for income taxes are as follows (in thousands):

                                           FOR THE FISCAL YEARS ENDED JUNE 30,
                                           2001          2000           1999
                                           -----         -----          -----
     Current provision (benefit):
        Domestic                           $ 204         $ 117          $  61
        Foreign                               --           (19)            --
                                           -----         -----          -----
     Total current provision                 204            98             61
     Deferred provision - domestic           372            31            147
                                           -----         -----          -----
     Provision for income taxes            $ 576         $ 129          $ 208
                                           =====         =====          =====

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   INCOME TAXES (CONTINUED)

     The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                                2001           2000           1999
                                                                -----          -----          -----
     Tax provision (benefit) computed at statutory rate         $ 874          $ 545          $(448)
     State tax, net of federal benefit                             87             99             36
     Nondeductible expenses and goodwill amortization             119             14            145
     Adjustments to prior year accruals*                         (312)            --             --
     Change in valuation allowance                               (186)          (561)           497
     Other                                                         (6)            32            (22)
                                                                -----          -----          -----
     Provision for income taxes                                 $ 576          $ 129          $ 208
                                                                =====          =====          =====

     * Adjustments relate to the successful resolution of certain income tax related issues.

     The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

                                                   JUNE 30, 2001    JUNE 30, 2000
                                                   -------------    -------------
     Allowances and other accrued liabilities         $   983          $ 1,008
     Investment in joint ventures                        (530)            (198)
     Tax credit carryforwards                             236              376
     Net operating loss carryforwards                      14               75
     Valuation allowance                                 (474)            (660)
                                                      -------          -------
     Net deferred tax asset                           $   229          $   601
                                                      =======          =======

     The Company was entitled to a deduction for tax purposes related to the exercise of employee stock options during fiscal 2000 that resulted in a domestic operating loss carryforward for tax purposes. The carryforward balance at June 30, 2001 is $364,000 and will expire in 2019. A benefit for income taxes will not be recorded upon realization of the operating loss carryforward. The Company also has domestic tax credit carryforwards of $334,000 expiring in 2004 through 2008 and foreign advance corporation tax of $40,000 available which may be utilized to reduce future foreign taxes due.

     Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at June 30, 2001. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset, net of valuation allowances as of June 30, 2001.

6.   STOCK COMPENSATION

     HATHAWAY CORPORATION STOCK OPTION PLAN

     At June 30, 2001, 303,732 shares of common stock were available for grant under the Company's stock option plans. Under the terms of the plans, options may not be granted at less than 85% of fair market value. However, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

     In conjunction with the acquisition of HIA during fiscal 1997, the Company granted options for 125,000 shares of the Company's common stock to certain key management personnel of HIA with accelerated vesting schedules dependent on meeting certain performance criteria. At June 30, 2001, options to purchase 54,000 shares remain outstanding. The options vest during fiscal 2004.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK COMPENSATION (CONTINUED)

     Option activity in fiscal years 1999, 2000 and 2001 was as follows:

                                                               WEIGHTED                       WEIGHTED
                                                               AVERAGE       NUMBER OF        AVERAGE
                                           NUMBER OF          EXERCISE        SHARES          EXERCISE
                                            SHARES            PRICE ($)     EXERCISABLE       PRICE ($)
                                           ---------          --------      -----------       ---------
     Outstanding at June 30, 1998            648,204             3.35         303,138            3.36
        Granted                              249,104             1.71
        Canceled or forfeited                (78,304)            3.18
                                           ---------
     Outstanding at June 30, 1999            819,004             2.87         371,866            3.36
        Granted                              164,000             1.81
        Canceled or forfeited               (144,400)            3.48
        Exercised                           (177,101)            3.25
                                           ---------
     Outstanding at June 30, 2000            661,503             2.37         410,800            2.49
        Granted                              452,700             5.43
        Canceled or forfeited                (32,936)            3.75
        Exercised                            (28,630)            1.93
                                           ---------
     Outstanding at June 30, 2001          1,052,637             3.66         460,857            2.36
                                           =========

     Exercise prices for options outstanding and exercisable at June 30, 2001 are as follows:

                                                              RANGE OF EXERCISE PRICES                    TOTAL
                                                              ------------------------                    -----
                                                $1.13 - $2.13     $2.66 - $3.88      4.31 - $6.72     $1.13 - $6.72
                                                -------------     -------------     -------------     -------------
     Options Outstanding:
       Number of options                           346,467             251,670           454,500         1,052,637
       Weighted average exercise price              $ 1.73              $ 3.18            $ 5.39            $ 3.66
       Weighted average remaining
         contractual life                        4.5 years           2.9 years         6.2 years         4.8 years
     Options Exercisable:
       Number of options                           258,467             188,890            13,500           460,857
       Weighted average exercise price              $ 1.78              $ 3.01            $ 4.31            $ 2.36

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     FOR THE FISCAL YEARS ENDED JUNE 30,
                                       2001         2000          1999
                                     -------       -------       -------
     Risk-free interest rate            5.9%          6.7%          6.3%
     Expected dividend yield            0.0%          0.0%          0.0%
     Expected life                   6 years       6 years       6 years
     Expected volatility               89.5%         81.9%         60.8%

     Using the fair value method of SFAS No. 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                             2001              2000               1999
                                                           ---------         ---------         ---------
     Actual net income (loss)                              $   1,996         $   1,475         $  (1,525)
     Pro forma net income (loss)                           $   1,364         $   1,444         $  (1,702)

     Actual basic net income (loss) per share              $    0.44         $    0.34         $   (0.36)
     Pro forma basic net income (loss) per share           $    0.30         $    0.33         $   (0.40)

     Actual diluted net income (loss) per share            $    0.41         $    0.31         $   (0.36)
     Pro forma diluted net income (loss) per share         $    0.28         $    0.30         $   (0.40)

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK COMPENSATION (CONTINUED)

     The weighted average fair value of options granted during fiscal years 2001, 2000 and 1999 was $4.19, $0.79 and $1.07, respectively. The total fair value of options granted was $1,897,000, $130,000 and $266,000 in fiscal years 2001, 2000 and 1999, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

     EMOTEQ CORPORATION STOCK OPTION PLAN

     Prior to fiscal year 2001, the Company had granted options for shares of common stock of Emoteq Corporation (Emoteq, a wholly-owned subsidiary) to officers and key employees of Emoteq. The options were granted with exercise prices equal to the fair value of the underlying common stock on the date of grant, and consisted of time vesting options and performance vesting options. During fiscal year 2001 all of the outstanding (and also fully vested) stock options were exercised and 223,636 shares of Emoteq common stock, representing 12% ownership of Emoteq, were issued. Proceeds to the Company from the exercises totaled $498,000. Under the terms of the Emoteq stock option plan and the related stockholders' agreements, the stockholders had a liquidity put option that they could exercise only after owning the stock for at least six months. If the holder of the shares elected this put option, the Company would be required to purchase the shares of Emoteq at their then current fair market value. After holding the shares for at least six months, all such holders of Emoteq common stock exercised their put options and consequently, the Company purchased the shares for $1,006,000, the fair value of the shares, for consideration consisting of Hathaway common stock, notes payable and cash. The Company recorded $352,000 of cost in excess of net assets acquired related to the purchase of these Emoteq shares. The Emoteq stock option plan and stockholders' agreements were terminated in August 2001.

     Option activity for the Emoteq plan during fiscal years 2001, 2000 and 1999 was as follows:

                                                                                  WEIGHTED AVERAGE
                                                 NUMBER OF SHARES                  EXERCISE PRICE
                                          -----------------------------       -------------------------
                                            TIME            PERFORMANCE         TIME        PERFORMANCE
                                           VESTED             VESTED           VESTED         VESTED
                                          --------          -----------       --------      -----------
     Outstanding at June 30, 1998           80,000           187,600          $   1.37      $   1.37
        Granted                             11,000            34,000          $   2.50      $   2.50
        Cancelled or forfeited                  --           (33,683)               --      $   1.56
                                          --------          --------          --------      --------
     Outstanding at June 30, 1999           91,000           187,917          $   1.51      $   1.54
        Granted                             83,118                --          $   3.43            --
        Cancelled or forfeited              (6,000)         (132,399)         $   1.37      $   1.55
                                          --------          --------          --------      --------
     Outstanding at June 30, 2000          168,118            55,518          $   2.46      $   1.51
        Exercised                         (168,118)          (55,518)         $   2.46      $   1.51
                                          --------          --------          --------      --------
     Outstanding at June 30, 2001               --                --                --            --
                                          ========          ========          ========      ========

     Prior to the exercise of the Emoteq stock options, the Company accounted for the performance vested options under variable plan accounting. The Company recognized $21,000 in compensation expense for the fiscal year ended June 30, 2000 related to the 55,518 performance options.

7.   LOANS RECEIVABLE FOR STOCK

     The Company's loans receivable balance of $160,000 at June 30, 2001 is comprised of a loan for $27,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and $133,000 from an Officer of the Company. The balance of $235,000 at June 30, 2000 is comprised of a loan of $102,000 from the Plan and $133,000 from an officer of the Company. The loans relate to the purchase of Company common stock and are reflected in the accompanying consolidated balance sheet as an offset to stockholders' investment.

     The Plan allows eligible Company employees to participate in ownership of the Company. The $27,000 receivable represents the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal year 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note bears interest at an annual rate of 9.23% and

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LOANS RECEIVABLE FOR STOCK (CONTINUED)

     matures May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in fiscal years 2001, 2000, and 1999) or ii) the annual interest payable on the note. Company contributions to the Plan were $135,000 in 2001, $84,000 in 2000 and $9,000 in 1999. The Company's contribution for 2001 was made on August 16, 2001 and was used to pay off the entire principal and interest due on the loan and purchase 33,095 newly issued shares of common stock of the Company.

     The $133,000 receivable represents the principal balance of a loan made in fiscal year 1994 to the Chief Executive Officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan is full-recourse and bears interest at a current interest rate. The loan is due on demand but no later than October 31, 2001.

8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     At June 30, 2001, the Company maintained leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

     FISCAL YEAR        AMOUNT
     -----------        ------
     2002               $1,010
     2003                  632
     2004                  688
     2005                  650
     2006                  486
     Thereafter            248
                        ------
                        $3,714
                        ======

     Rental expense was $1,027,000, $1,126,000 and $1,000,000 in fiscal years 2001, 2000 and 1999, respectively.

     SEVERANCE BENEFIT AGREEMENTS

     The Company has entered into annually renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount of salary that could be required to be paid under these contracts, if such events occur, totaled approximately $1,869,000 as of June 30, 2001. In addition to salary, severance benefits include the cost of life, disability, accident and health insurance for 24 months, a pro-rata calculation of bonus for the current year and a gross-up payment for all federal, state and excise taxes due on the severance payment.

     CONSULTING AGREEMENT

     Effective September 1, 1998, the Company entered into a consulting agreement (Consulting Agreement) with the Chairman of the Board of Directors who is a major shareholder. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company primarily on matters involving the Company's motion control business, as well as other matters as requested by the Chief Executive Officer. During fiscal years 2001, 2000 and 1999, the Company paid $0, $66,000 and $137,750, respectively, to the Chairman of the Board under the Consulting Agreement.

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

     LITIGATION

     The Company, with other parties, has been named as a defendant in an environmental contamination lawsuit. The Company is investigating the nature of the claims but believes the claims are without merit and, therefore, no reserve for this litigation is required at this time.

     The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

9.   RESTRUCTURING CHARGE

     As a result of changing business conditions in the process instrumentation business, the Company restructured its process instrumentation operations in Dallas. The restructuring consisted of retaining a portion of the business in Dallas, moving the manufacturing of two products lines to its power instrumentation manufacturing facility in Seattle and selling the remaining two product lines. The costs associated with the restructuring were $587,000 for the fiscal year 2001, which includes $282,000 of employee termination expenses related to 15 employees, and closure and moving costs of $305,000. All restructuring costs have been incurred as of June 30, 2001.

10.  SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     The Company operates in two different segments: Power and Process Business (Power and Process) and Motion Control Business (Motion Control). Management has chosen to organize the Company around these segments based on differences in markets, products and services.

     POWER AND PROCESS BUSINESS

     Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. The power products group produces a comprehensive and cost-effective range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for SCADA systems.

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

     The process instrumentation products group manufactures and markets products for the process and power industries including monitoring systems and calibration equipment. The monitoring systems, called visual annunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants including, chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry.

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  SEGMENT INFORMATION (CONTINUED)

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

     The following provides information on the Company's segments (in thousands):

                                                                  FOR THE FISCAL YEARS ENDED JUNE 30,
                                                     2001                          2000                      1999
                                            -----------------------      -----------------------      -----------------------
                                             POWER                        POWER                        POWER
                                              AND           MOTION         AND           MOTION         AND           MOTION
                                            PROCESS        CONTROL       PROCESS        CONTROL       PROCESS        CONTROL
                                            --------       --------      --------       --------      --------       --------
     Revenue from external customers        $ 27,198       $ 21,188      $ 26,542       $ 18,591      $ 28,711       $ 12,980
     Equity income from investments in
        joint ventures                         1,170             --           698             --           329             --
     (Loss) income before income taxes        (1,539)         3,584        (1,643)         3,139        (1,932)           487
     Identifiable assets                      12,142          6,532        10,620          7,134         9,232          5,006

     The following is a reconciliation of segment information to consolidated information (in thousands):

                                                           FOR THE FISCAL YEARS ENDED AND
                                                                    AS OF JUNE 30,
                                                           2001          2000          1999
                                                         --------      --------      --------
     Segments' income (loss) before income taxes         $  2,045      $  1,496      $ (1,445)
     Corporate activities                                     527           108           128
                                                         --------      --------      --------
     Consolidated income (loss) before income taxes      $  2,572      $  1,604      $ (1,317)
                                                         ========      ========      ========
     Segments' identifiable assets                       $ 18,674      $ 17,754      $ 14,238
     Corporate assets and eliminations                      1,529         2,183         2,160
                                                         --------      --------      --------
     Consolidated total assets                           $ 20,203      $ 19,937      $ 16,398
                                                         ========      ========      ========

     The Company's wholly-owned foreign subsidiaries in the United Kingdom are included in the accompanying consolidated financial statements. Financial information for the foreign subsidiaries is summarized below (in thousands):

                                               FOR THE FISCAL YEARS ENDED AND AS OF JUNE 30,
                                                      2001        2000        1999
                                                     ------      ------      ------
     Revenues derived from foreign subsidiaries      $7,223      $5,632      $7,744
     Identifiable assets                              3,927       3,078       3,179

                              HATHAWAY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  SEGMENT INFORMATION (CONTINUED)

     Sales to international customers was $15,282,000, $11,577,000 and $12,902,000 in fiscal years 2001, 2000 and 1999, respectively.

11.  SUBSEQUENT EVENT

     On July 5, 2001, the Company completed the sale of its 20% equity interest in Si Fang for $3,020,000 in cash. The sale became effective upon receipt of the net proceeds in U.S. dollars and the required approvals from the State Administration of Foreign Exchange in China. The Company sold its interest to Beijing Si Fang Tongchuang Protection and Control Co., Ltd. (Tongchuang), a Chinese company. Prior to the sale, Tongchuang held a 22% interest in Si Fang. The Company will record a pretax gain on the sale, net of selling costs, of approximately $650,000. The gain will be recorded in the first quarter of the fiscal year ending June 30, 2002 and will be included in other income in the Company's consolidated financial statements.

     Prior to the sale, the Company's net cash investment in Si Fang was $39,000. This consisted of the original acquisition of a 25% interest in Si Fang in 1994 for $175,000, subsequent capital contributions made and proceeds received in two partial sale transactions, netting to an additional $317,000 investment and dividends received of $453,000. Through the date of sale, the Company has recognized equity income of $2,291,000 and gain on sales of $175,000. During fiscal years ended June 30, 2001, 2000 and 1999, the Company recognized equity income of $1,116,000, $670,000 and $314,000, respectively.

     The following presents the Company's unaudited pro forma financial information for the fiscal years ended June 30, 2001, 2000 and 1999. The pro forma statements of operations give effect to the sale of the Company's joint venture investment in Si Fang as if it had occurred at the beginning of each fiscal year.

     The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had these transactions actually occurred on the dates presented or to project the Company's results of operations or financial position for any future period. The gain on the sale of Si Fang is not reflected in the pro forma financial information as it is a non-recurring item.

                                                FOR THE FISCAL YEARS ENDED JUNE 30,
                                                2001            2000           1999
                                              ---------      ---------      ---------
     Net income (loss)                        $   1,301      $   1,036      $  (1,729)

     Basic net income (loss) per share             0.29           0.24          (0.40)
     Diluted net income (loss) per share           0.27           0.22          (0.40)

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for each of the four quarters in fiscal years 2001 and 2000 is as follows (in thousands, except per share data):

                                                   FIRST             SECOND          THIRD            FOURTH
                      2001                        QUARTER           QUARTER         QUARTER           QUARTER
                                                 --------          --------         --------          --------
     Revenues                                    $ 11,333          $ 13,166         $ 11,313          $ 12,574
     Operating income (loss)                          (54)              754              (16)              793
     Net income (loss)                                  9               771              260               956
     Basic net income (loss) per share               0.00              0.17             0.06              0.21
     Diluted net income (loss) per share             0.00              0.16             0.05              0.20

                                                   FIRST             SECOND          THIRD            FOURTH
                      2000                        QUARTER           QUARTER         QUARTER           QUARTER
                                                 --------          --------         --------          --------
     Revenues                                    $  8,905          $ 11,151         $ 11,767          $ 13,310
     Operating income (loss)                         (762)              501              139             1,096
     Net income (loss)                               (721)              617              225             1,354
     Basic net income (loss) per share              (0.17)             0.14             0.05              0.30
     Diluted net income (loss) per share            (0.17)             0.14             0.05              0.28

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item is set forth in the sections entitled "Election of Directors" (page 2), "Executive Officer" (page 3) and "Section 16(a) Beneficial Ownership Reporting Compliance" (page 9) in the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective September 1, 1998, the Company entered into a Consulting Agreement with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major shareholder of the Company. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company primarily on matters involving the Company's Motion Control business, as well as other matters as requested by the Chief Executive Officer. During fiscal year 2001, the Company made no payments to Mr. Prince under the Consulting Agreement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)   The following documents are filed as part of this Report:

     1.   FINANCIAL STATEMENTS

          a)   Consolidated Balance Sheets as of June 30, 2001 and June 30,
               2000.

          b) Consolidated Statements of Operations for each of the fiscal years in the three-year period ended June 30, 2001.

          c) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended June 30, 2001.

          d) Consolidated Statements of Stockholders' Investment for each of the fiscal years in the three-year period ended June 30, 2001.

          e)   Notes to Consolidated Financial Statements.

          f)   Report of Independent Public Accountants.

     2.   FINANCIAL STATEMENT SCHEDULES

          II. Valuation and Qualifying Accounts.

     3.   EXHIBITS

EXHIBIT NO.                     SUBJECT                                         PAGE
-----------                     -------                                         ----
    3.1        Restated Articles of Incorporation.                                *

    3.2        Amendment to Articles of Incorporation dated September 24, 1993.   *

EXHIBIT NO.                     SUBJECT                                         PAGE
-----------                     -------                                         ----
    3.3        By-laws of the Company adopted August 11, 1994.                    *

   10.1        Severance Agreement dated June 15, 1989 between Hathaway           *
               Corporation and Richard D. Smith. Incorporated by reference to
               Exhibit 10n(ii) to the Company's 1989 annual Report and Form 10-K for the fiscal year ended June 30, 1989.

   10.2        The 1989 Incentive and Non-Qualified Stock Option Plan dated       *
               January 4, 1989. Incorporated by reference to the Company's Form
               S-8 filed October 25, 1990.

   10.3        Joint Venture Agreement between Zibo Kehui Electric Company and    *
               Hathaway Instruments Limited, for the establishment of Zibo Kehui
               Electric Company Ltd., dated July 25, 1993. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the
               fiscal year ended June 30, 1994.

   10.4        Promissory Note from Richard D. Smith to Hathaway Corporation      *
               dated October 26, 1993. Incorporated by reference to Exhibit
               10.23 to the Company's Form 10-K for the fiscal year ended June
               30, 1994.

   10.5        Joint Venture Contract between Si Fang Protection and Control      *
               Company Limited and Hathaway Corporation for the establishment of
               Beijing Hathaway Si Fang Protection and Control Company, Ltd.,
               dated March 2, 1994. Incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30,
               1994.

   10.6        Joint Venture Contract between Wuhan Electric Power Instrument     *
               Factory, Beijing Huadian Electric Power Automation Corporation
               and Hathaway Corporation for the establishment of Hathaway Power
               Monitoring Systems Company, Ltd., dated June 12, 1995.
               Incorporated by reference to Exhibit 10.29 to the Company's Form
               10-K for the fiscal year ended June 30, 1995.

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

   10.8        Supplementary Agreement between Wuhan Electric Power Instrument    *
               Factory, Beijing Huadian Electric Power Automation Corporation
               and Hathaway Corporation dated August 30, 1995. Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the
               fiscal year ended June 30, 1995.

   10.9        Management Incentive Bonus Plan for the fiscal year ending June    *
               30, 1996. Incorporated by reference to Exhibit 10.28 to the
               Company's Form 10-K for the fiscal year ended June 30, 1995.**

   10.10       Purchase Agreement between Hathaway Corporation and Tate           *
               Engineering Services Corporation dated October 10, 1996, for the
               Company's purchase of all the issued and outstanding stock of
               Tate Integrated Systems, Inc. Incorporated by reference to the
               Company's Form 8-K dated October 25, 1996.

   10.11       Loan and Security Agreement dated May 7, 1998 between Hathaway     *
               Corporation and certain subsidiaries of Hathaway Corporation and
               Silicon Valley Bank. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended June 30,
               1998.


EXHIBIT NO.                     SUBJECT                                         PAGE
-----------                     -------                                         ----
   10.12       Schedule to Loan and Security Agreement dated May 7, 1998 between  *
               Hathaway Corporation and certain subsidiaries of Hathaway
               Corporation and Silicon Valley Bank. Incorporated by reference to
               Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended June 30, 1998.

   10.13       Amendment Number One dated August 1, 1998 to the 1989 Incentive    *
               and Non-Qualified Stock Option Plan. Incorporated by reference to
               Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1998.

   10.14       The Amended 1991 Incentive and Nonstatutory Stock Option Plan      *
               dated August 1, 1998. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30,
               1998.

   10.15       Employment Agreement between Hathaway Corporation and Richard D.   *
               Smith, effective August 13, 1998.

   10.16       Consulting Agreement between Hathaway Corporation and Eugene E.    *
               Prince dated September 1, 1998.

   10.17       The Year 2000 Stock Incentive Plan. Incorporated by reference to   *
               Exhibit A to the Company's Proxy Statement dated September 21,
               2000.

   10.18       The 2001 Employee Stock Purchase Plan. Incorporated by reference   *
               to Exhibit B to the Company's Proxy Statement dated September 21,
               2000.

   10.19       The Agreement for Assignment of Equity Interest in Hathaway Si     *
               Fang Protection and Control Co. Ltd. Incorporated by reference to
               Exhibit 99.1 to the Company's Form 8-K dated July 20, 2001.

   21          List of Subsidiaries                                              37

   22         Definitive Proxy Statement dated September 21, 2001 for the         *
              Registrant's 2001 Annual Meeting of Shareholders.

   23         Consent of ARTHUR ANDERSEN LLP.                                    33


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

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

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

                                        Date: September 21, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURES                 TITLE                               DATE

/s/ Richard D. Smith     President, Chief Executive           September 21, 2001
----------------------   Officer, Chief Financial
Richard D. Smith         Officer and Director


/s/ Eugene E. Prince     Chairman of the Board of             September 21, 2001
----------------------   Directors
Eugene E. Prince


/s/ George J. Pilmanis   Director                             September 21, 2001
----------------------
George J. Pilmanis


/s/ Delwin D. Hock       Director                             September 21, 2001
----------------------
Delwin D. Hock


/s/ Graydon D. Hubbard   Director                             September 21, 2001
----------------------
Graydon D. Hubbard