Form 10-Q
period 2001-09-30
HATHAWAY CORP
filed 2001-11-14
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
 SEPTEMBER 30, 2001                                               0-4041
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

                                    YES X NO

         Number of Shares of the only class of Common Stock outstanding:
                      (4,630,587 as of September 30, 2001)

                              HATHAWAY CORPORATION
                                      INDEX


                                                                                                           Page No.

PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets
                           September 30, 2001 and June 30, 2001 (Unaudited)............................      1

                      Condensed Consolidated Statements of Operations
                           Three months ended September 30, 2001 and 2000 (Unaudited)..................      2

                      Condensed Consolidated Statements of Cash Flows
                           Three months ended September 30, 2001 and 2000 (Unaudited) .................      3

                      Notes to Condensed Consolidated Financial Statements (Unaudited).................      4

             Item 2.  Management's Discussion and Analysis of Operating
                        Results and Financial Condition................................................      8

PART II.     OTHER INFORMATION

             Item 6.    Exhibits and Reports on Form 8-K...............................................     11

                              HATHAWAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                  2001             2001
--------------------------------------------------------------------------- ----------------- ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                $      3,707      $      1,911
   Restricted cash                                                                   413               346
   Trade receivables, net of allowance for doubtful accounts of $512 and
     $496 at September 30 and June 30, 2001, respectively                          6,653             7,708
   Inventories, net                                                                5,409             4,931
   Deferred income taxes                                                             554               229
   Prepaid expenses and other                                                        792               486
--------------------------------------------------------------------------- ----------------- ----------------
Total Current Assets                                                              17,528            15,611
Property and equipment, net                                                        1,763             1,781
Investment in joint ventures, net                                                    129             2,459
Other                                                                                352               352
--------------------------------------------------------------------------- ----------------- ----------------
Total Assets                                                                $     19,772      $     20,203
=========================================================================== ================= ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line-of-credit                                                           $         --      $        553
   Accounts payable                                                                1,591             1,583
   Accrued liabilities and other                                                   3,167             3,345
   Income taxes payable                                                              558               380
   Product warranty reserve                                                          523               514
--------------------------------------------------------------------------- ----------------- ----------------
Total Current Liabilities                                                          5,839             6,375
--------------------------------------------------------------------------- ----------------- ----------------

Commitments and Contingencies


Stockholders' Investment:
   Preferred stock, par value $1.00 per share, authorized 5,000 shares;
     no shares outstanding                                                            --                --
   Common stock, at aggregate state value, authorized 50,000 shares;
     5,753 and 5,719 shares issued at September 30 and June 30, 2001,
     respectively                                                                    100               100
   Additional paid-in capital                                                     11,411            11,230
   Loans receivable for stock                                                       (133)             (160)
   Retained earnings                                                               6,549             6,787
   Cumulative translation adjustments                                                (17)             (152)
   Treasury stock, at cost; 1,122 shares                                          (3,977)           (3,977)
--------------------------------------------------------------------------- ----------------- ----------------
Total Stockholders' Investment                                                    13,933            13,828
--------------------------------------------------------------------------- ----------------- ----------------
Total Liabilities and Stockholders' Investment                              $     19,772      $     20,203
=========================================================================== ================= ================

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2001             2000
--------------------------------------------------------------------------- ----------------- ----------------
Revenues                                                                    $     9,105       $    11,333

Cost of products sold                                                             6,229             7,098
--------------------------------------------------------------------------- ----------------- ----------------
Gross margin                                                                      2,876             4,235

Operating costs and expenses:
   Selling                                                                        1,462             1,616
   General and administrative                                                     1,140             1,196
   Engineering and development                                                    1,157             1,134
   Restructuring charge                                                              --               328
   Amortization and other                                                            --                15
--------------------------------------------------------------------------- ----------------- ----------------
Total operating costs and expenses                                                3,759             4,289
--------------------------------------------------------------------------- ----------------- ----------------
Operating loss                                                                     (883)              (54)

Other income (expense), net:
   Equity income from investments in joint ventures                                  --               175
   Gain on sale of investment in joint venture                                      674                --
   Interest and dividend income                                                      25                31
   Interest expense                                                                 (10)              (40)
   Other expense, net                                                               (44)              (17)
--------------------------------------------------------------------------- ----------------- ----------------
Total other income, net                                                             645               149
--------------------------------------------------------------------------- ----------------- ----------------
(Loss) income before income taxes                                                  (238)               95
Provision for income taxes                                                           --               (86)
--------------------------------------------------------------------------- ----------------- ----------------
Net (loss) income                                                           $      (238)      $         9
=========================================================================== ================= ================

Basic and diluted net (loss) income per share                               $     (0.05)      $      0.00
=========================================================================== ================= ================
Basic weighted average common shares                                              4,614             4,468
=========================================================================== ================= ================
Diluted weighted average common shares                                            4,614             4,901
=========================================================================== ================= ================

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2001             2000
--------------------------------------------------------------------------- ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $    (238)        $       9
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization                                                  175               196
   Provision for doubtful accounts                                                 53                12
   Provision for obsolete inventory                                               114                29
   Equity income, net of dividends, from investments in joint ventures             --              (175)
   Gain on sale of investment in joint venture                                   (674)               --
   Deferred income tax benefit                                                   (325)               37
   Other                                                                           83                (2)
   Changes in assets and liabilities:
     (Increase) decrease in -
       Restricted cash                                                            (53)                4
       Trade receivables                                                        1,061               553
       Inventories, net                                                          (549)             (712)
       Income tax refunds receivable, prepaid expenses and other                 (315)              (68)
     Increase (decrease) in -
       Accounts payable                                                            (7)               14
       Accrued liabilities and other                                             (190)             (686)
       Income taxes payable                                                       171                43
       Product service reserve                                                      6                22
--------------------------------------------------------------------------- ----------------- ----------------
Net cash used in operating activities                                            (688)             (724)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (159)             (215)
   Proceeds from sale of joint venture                                          3,020                --
--------------------------------------------------------------------------- ----------------- ----------------
Net cash provided by (used in) investing activities                             2,861              (215)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line-of-credit                                                  (553)           (1,008)
   Borrowings on line-of-credit                                                    --                63
   Repayment on loan to employee stock ownership plan                              27                74
   Sale of stock to employees through stock purchase plan                         106                --
   Proceeds from exercise of employee stock options                                --                31
--------------------------------------------------------------------------- ----------------- ----------------
Net cash used in financing activities                                            (420)             (840)

Effect of foreign exchange rate changes on cash                                    43                (8)
--------------------------------------------------------------------------- ----------------- ----------------
Net increase (decrease) in cash and cash equivalents                            1,796            (1,787)
Cash and cash equivalents at beginning of year                                  1,911             2,928
--------------------------------------------------------------------------- ----------------- ----------------
Cash and cash equivalents at September 30                                   $   3,707         $   1,141
=========================================================================== ================= ================

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

         It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 2001 Annual Report and Form 10-K previously filed by the Company.

2.       INVENTORIES

         Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                          SEPTEMBER 30,       JUNE 30,
                                                              2001              2001
                                                         ---------------- -----------------
         Parts and raw materials, net                    $       3,563    $       3,251
         Finished goods and work-in process, net                 1,846            1,680
                                                         ---------------- -----------------
                                                         $       5,409    $       4,931
                                                         ================ =================

3.       BASIC AND DILUTED (LOSS) INCOME PER SHARE

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), basic and diluted EPS have been computed as follows (in thousands, except per share data):


         BASIC EPS COMPUTATION                                 FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 2001             2000
                                                            ---------------------------------
         Numerator:
            Net (loss) income                                 $       (238)   $          9
         Denominator:
            Basic weighted average outstanding shares                4,614           4,468
                                                            ---------------------------------
         Basic (loss) income per share                        $      (0.05)   $       0.00

                                                            =================================

3.       BASIC AND DILUTED (LOSS) INCOME PER SHARE (CONTINUED)

         DILUTED EPS COMPUTATION                               FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 2001             2000
                                                            ---------------------------------
         Numerator:
            Net (loss) income                                 $       (238)   $          9
         Denominator:
            Diluted weighted average outstanding shares              4,614           4,901
                                                            ---------------------------------
         Diluted net (loss) income per share                  $      (0.05)   $       0.00
                                                            =================================


         For the three months ended September 30, 2001, stock options to purchase 508,137 shares of common stock were excluded in the calculation of diluted loss per share since the result would have been anti-dilutive. For the three months ended September 30, 2000, stock options to purchase 708,913 shares of common stock, 432,000 after application of the treasury stock method, were included in the calculation of diluted income per share.

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

         The following tables provide information on the Company's segments (in thousands):

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------
                                                         2001                             2000
                                             -----------------------------    -----------------------------
                                               POWER AND       MOTION           POWER AND       MOTION
                                                PROCESS        CONTROL           PROCESS        CONTROL
                                             -----------------------------    -----------------------------
         Revenues from external customers      $     5,459    $     3,646       $     5,664    $     5,669
         Gain on sale of investment
             in joint venture                          674             --                --             --
         Equity income from investments
             in joint ventures                          --             --               175             --
         (Loss) income before income taxes            (499)             6            (1,259)         1,152



                                               AS OF SEPTEMBER 30, 2001            AS OF JUNE 30, 2001
                                             -----------------------------     ----------------------------
                                               POWER AND        MOTION           POWER AND       MOTION
                                                PROCESS        CONTROL            PROCESS       CONTROL
                                             --------------- -------------     -------------- -------------
         Identifiable assets                   $     9,897     $   6,787         $  12,142      $   6,532

         The following is a reconciliation of segment information to consolidated information:


                                                              FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                2001             2000
                                                           ----------------------------------
         Segments' loss before income taxes                 $    (493)      $    (107)
         Corporate activities                                     255             202
                                                           ----------------------------------
         Consolidated (loss) income before income taxes     $    (238)      $      95
                                                           ==================================

                                                                AS OF            AS OF
                                                            SEPTEMBER 30,      JUNE 30,
                                                                2001             2001
                                                           ----------------------------------
         Segments' identifiable assets                       $     16,684    $     18,674
         Corporate assets and eliminations                          3,088           1,529
                                                           ----------------------------------
         Consolidated total assets                           $     19,772    $     20,203
                                                           ==================================

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

         Comprehensive loss is computed as follows (in thousands):

                                               FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  2001            2000
                                               ----------------------------
         Net (loss) income                     $      (238)    $         9
         Translation adjustment                        135            (110)
                                               ----------------------------
         Comprehensive loss                    $      (103)    $      (101)
                                               ============================


6.       INVESTMENT IN JOINT VENTURES

         On July 5, 2001, the Company completed the sale of its 20% equity interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si
         Fang) for $3,020,000 in cash. The sale became effective upon receipt of the net proceeds in U.S. dollars and the required approvals from the State Administration of Foreign Exchange in China. The Company sold its interest to Beijing Si Fang Tongchuang Protection and Control Co., Ltd. (Tongchuang), a Chinese company. Prior to the sale, Tongchuang held a 22% interest in Si Fang.

         The Company recorded a pretax gain on the sale, net of selling costs, of $674,000, or $.15 per basic or diluted share, in the first quarter ending September 30, 2001 and equity income of $175,000, or $.04 per basic and diluted share in the first quarter last year. These amounts are included in other income in the Company's consolidated financial statements.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on July 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, ANY STATEMENT THAT MAY PREDICT, FORECAST, INDICATE, OR IMPLY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS, AND MAY CONTAIN THE WORD "BELIEVE," "ANTICIPATE," "EXPECT," "PROJECT," "INTEND," "WILL CONTINUE," "WILL LIKELY RESULT," "SHOULD" OR WORDS OR PHRASES OF SIMILAR MEANING. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE FOLLOWING: INTERNATIONAL, NATIONAL AND LOCAL GENERAL BUSINESS AND ECONOMIC CONDITIONS IN THE COMPANY'S MOTION CONTROL, PROCESS AND POWER MARKETS, INTRODUCTION OF NEW TECHNOLOGIES, PRODUCTS AND COMPETITORS, THE ABILITY TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY, THE ABILITY OF THE COMPANY TO SUSTAIN, MANAGE OR FORECAST ITS GROWTH AND PRODUCT ACCEPTANCE, THE CONTINUED SUCCESS OF THE COMPANY'S CUSTOMERS TO ALLOW THE COMPANY TO REALIZE REVENUES FROM ITS ORDER BACKLOG AND TO SUPPORT THE COMPANY'S EXPECTED DELIVERY SCHEDULES, THE CONTINUED VIABILITY OF THE COMPANY'S CUSTOMERS AND THEIR ABILITY TO ADAPT TO CHANGING TECHNOLOGY AND PRODUCT DEMAND, THE ABILITY OF THE COMPANY TO MEET THE TECHNICAL SPECIFICATIONS OF ITS CUSTOMERS, THE CONTINUED AVAILABILITY OF PARTS AND COMPONENTS, INCREASED COMPETITION AND CHANGES IN COMPETITOR RESPONSES TO THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN GOVERNMENT REGULATIONS, AVAILABILITY OF FINANCING, THE ABILITY OF THE COMPANY'S LENDERS AND FINANCIAL INSTITUTIONS TO PROVIDE ADDITIONAL FUNDS IF NEEDED AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL WHO CAN DESIGN NEW APPLICATIONS AND PRODUCTS FOR THE MOTION CONTROL AND POWER INDUSTRIES. DEREGULATION AND CHANGES IN DEMOGRAPHIC PATTERNS AND WEATHER CONDITIONS HAVE CHANGED THE PRODUCT NEEDS AND REQUIREMENTS OF THE POWER INDUSTRY AND NEW PRODUCTS ARE BEING INTRODUCED ON A REGULAR BASIS. THEY ARE OFTEN PRODUCTS FOR IMPROVING THE EFFICIENCY AND RELIABILITY OF THE POWER SYSTEMS AND INCLUDE PRODUCTS THAT AUTOMATE AND IMPROVE THE AVAILABILITY OF INFORMATION REGARDING THE PERFORMANCE OF THE POWER SYSTEM. THE COMPANY'S ABILITY TO COMPETE IN THIS MARKET DEPENDS UPON ITS CAPACITY TO ANTICIPATE THE NEED FOR NEW PRODUCTS, AND TO CONTINUE TO DESIGN AND MARKET THOSE PRODUCTS TO MEET CUSTOMERS' NEEDS IN A COMPETITIVE WORLD.

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

OPERATING RESULTS

The Company recorded a net loss for the first quarter ended September 30, 2001 of $238,000 or $.05 per share compared to net income of $9,000 or $.00 per share for the same period last year. The decrease in results is due to the continued worldwide economic slowdown and is partially offset by a gain on the sale of our largest Chinese joint venture investment.

Revenues decreased 20% in the first quarter to $9,105,000 this year from $11,333,000 last year. The 20% decrease in revenues was due to a 36% decrease in revenues from the Company's motion control products and a 4% decrease in revenues from the Company's power and process instrumentation and systems automation businesses.

Motion Control realized pretax profit of $6,000 on revenues of $3,646,000 for the first quarter of fiscal year 2002 compared with a pretax profit of $1,152,000 on revenues of $5,669,000 for the same period last year. The 36% decrease in Motion Control revenues is due to the adverse effects of the continued economic slowdown, especially in the telecommunications and semiconductor processing industries. The segment has recently been awarded new orders for products to be used in the military, medical, automotive and industrial automation markets. At September 30, 2001, backlog for Motion Control orders was 35% higher than at the end of the first quarter last year and orders received during the quarter were 25% higher than the first quarter last year.

Power and Process reported revenues of $5,459,000 and a pretax loss of $499,000 for the first quarter of fiscal year 2002 compared with revenues of $5,664,000 and a pretax loss of $1,259,000 for the first quarter last year. The decrease reflects a decline in revenues from systems automation products partially offset by a 24% increase in revenues from power and process instrumentation. The segment's first quarter results this year contain a $674,000 pretax gain from the sale of our 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), compared with $175,000 equity income from Si Fang included in the first quarter last year. Last year's Power and Process results include a pretax restructuring charge of $328,000. Without the gain or income from Si Fang or the restructuring charge, the Power and Process segment reported a pretax loss of $1,173,000 compared with a pretax loss of $1,106,000 last year. At September 30, 2001 backlog for Power and Process orders was $8,393,000 which is down 31% from the same time last year and represents a decline in systems automation backlog. The decrease in systems automation revenues and backlog is a result of the Company's decision to shift the focus of the systems automation business to power generation and transmission automation systems and away from industrial automation applications. The new power business is not accelerating as quickly as the industrial projects are being completed. The future growth in revenues for the systems automation business is highly dependent on the continued growth in the power applications side of this business.

Sales to international customers increased to 35% of total sales in the first fiscal quarter of this year from 31% in the first fiscal quarter of last year. Foreign sales of motion control products decreased to $1,327,000 in the first quarter of this year from $1,853,000 in the first quarter of last year, representing 36% and 33% of total motion control product sales in the first quarter this year and last year, respectively. Foreign sales for Power and Process increased to $1,842,000 in the first quarter of this year from $1,686,000 in the first quarter of last year, representing 34% and 30% of total Power and Process sales in the first quarter of this year and last year, respectively.

Gross product margins from Motion Control for the first quarter this year decreased to 26% from 39% for the first quarter last year due to the large decrease in sales volume for our Motion Control business while the margins from Power and Process remained constant resulting in an overall decrease in total gross product margins to 32% from 37% last year.

Selling expenses, general and administrative and amortization of intangibles decreased 8% in the first quarter of fiscal 2002 compared to the first quarter last year as a result of savings from continued cost reduction efforts by the Company. Engineering and development costs increased 2% during the first quarter this year compared to the first quarter last year.

During the first quarter, the Company completed the sale of our 20% equity interest in Si Fang, the largest of our Chinese joint venture investments. The sale price for our investment was $3,020,000 and the company recognized a pretax gain of $674,000. During the first quarter last year, the Company recognized $175,000 equity income from the joint venture. Si Fang had begun the process of becoming a publicly traded company in the Chinese stock market and was encountering difficulties with a successful IPO due to the foreign ownership by Hathaway. In addition, Si Fang had begun developing product lines and engaging in business transactions which were not compatible with Hathaway's business. Accordingly, the largest owner in Si Fang made an offer to buy out Hathaway's interest and the Company felt this was the optimal time and structure to dispose of the investment. The proceeds received from the sale will be used to look for other opportunities to expand the Company, including investing in internal growth as well as pursuing complementary acquisitions.

In the quarter ended September 30, 2001, the Company recognized no provision for or benefit from income taxes compared to a provision for income taxes of $86,000 recognized last year. The effective rate used to calculate income taxes is based on projected income and differs from statutory amounts primarily due to losses in foreign jurisdictions that cannot be benefited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $1,796,000 during the first quarter of fiscal 2002 to $3,707,000 at September 30, 2001. This increase compares to $1,787,000 used in the same period last year. This difference is largely due to differences in activities from our Si Fang joint venture and debt repayments. During this year's first quarter, $3,020,000 was received from the sale of our 20% ownership in Si Fang, compared to $0 received last year. Repayments to pay off the Company's line of credit totaled $553,000 during the first quarter this year compared to $945,000 net repayments in the first quarter last year. Excluding the sale of Si Fang and net repayments on the line of credit, cash used in the first quarter of fiscal 2002 was $671,000 compared to $842,000 used during the same period last year.

The Company expects to fund its remaining fiscal 2002 working capital, capital expenditure and debt service requirements from the existing cash balance of $3,707,000 and the $2,619,000 available under the financing agreement at September 30, 2001. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's financing agreement with Silicon Valley Bank matures on May 7, 2002 but will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it will be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

                              HATHAWAY CORPORATION


PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           10. Agreement for Assignment of Equity Interest in Hathaway Si Fang Protection and Control Co., Ltd. *

           13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 2001 Annual Report to Stockholders. *

                  *These documents were filed with the Securities and Exchange
                   Commission and are incorporated herein by reference.

(b)        Reports on Form 8-K

           The following reports on Form 8-K were filed during the three months ended September 30, 2001:

           1. Form 8-K dated July 5, 2001 reporting the sale of the Company's 20% equity interest in Hathaway Si Fang Protection and Control Co., Ltd. (Si Fang) for $3,020,000 in cash.

           2. Amendment No. 1 to Form 8-K dated August 31, 2001 presenting unaudited pro forma financial information to give effect to the sale of the Company's joint venture investment in Si Fang as if it had occurred on July 1, 1999. The financial statements included were the unaudited pro forma consolidated balance sheet as of March 31, 2001 and the unaudited pro forma consolidated statements of operations for the year ended June 30, 2000 and the nine months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HATHAWAY CORPORATION

DATE:  November 14, 2001       By:    /s/ Richard D. Smith
      ---------------------        -----------------------------------------
                                      President, Chief Executive Officer and
                                      Chief Financial Officer