Form 10-Q
period 2001-12-31
HATHAWAY CORP
filed 2002-02-12
CIK 46129

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
  DECEMBER 31, 2001                                               0-4041
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

                             YES /X/   NO / /


         Number of Shares of the only class of Common Stock outstanding:
                       (4,660,688 as of December 31, 2001)

                              HATHAWAY CORPORATION
                                      INDEX

                                                                                Page No.
                                                                                --------
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets December 31, 2001
                 and June 30, 2001 (Unaudited)..................................    1

                 Condensed Consolidated Statements of Operations Three and
                 six months ended December 31, 2001 and 2000 (Unaudited)........    2

                 Condensed Consolidated Statements of Cash Flows Six months
                 ended December 31, 2001 and 2000 (Unaudited) ..................    3

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)....................................................    4

         Item 2. Management's Discussion and Analysis of Operating Results and
                 Financial Condition............................................    8

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders............   12

         Item 6. Exhibits and Reports on Form 8-K...............................   12

                              HATHAWAY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             DECEMBER 31,        JUNE 30,
                                                                2001              2001
                                                             ------------        --------
ASSETS
Current Assets:
   Cash and cash equivalents                                   $  3,412          $  1,911
   Restricted cash                                                  409               346
   Trade receivables, net of allowance for doubtful
     accounts of $505 and $496 at December 31 and
     June 30, 2001, respectively                                  6,931             7,708
   Inventories, net                                               5,484             4,931
   Deferred income taxes                                            608               229
   Prepaid expenses and other                                       972               486
                                                               --------          --------
Total Current Assets                                             17,816            15,611
Property and equipment, net                                       1,867             1,781
Investment in joint ventures, net                                   129             2,459
Other                                                               348               352
                                                               --------          --------
Total Assets                                                   $ 20,160          $ 20,203
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Line-of-credit                                              $     --          $    553
   Accounts payable                                               1,275             1,583
   Accrued liabilities and other                                  3,761             3,345
   Income taxes payable                                             633               380
   Product warranty reserve                                         521               514
                                                               --------          --------
Total Current Liabilities                                         6,190             6,375
                                                               --------          --------
Commitments and Contingencies

Stockholders' Investment:
   Preferred stock, par value $1.00 per share,
     authorized 5,000 shares; no shares outstanding                  --                --
   Common stock, at aggregate stated value,
     authorized 50,000 shares:  5,783 and 5,719 shares
issued at December 31 and June 30, 2001, respectively               100               100
   Additional paid-in capital                                    11,415            11,230
   Loans receivable for stock                                      (133)             (160)
   Retained earnings                                              6,624             6,787
   Cumulative translation adjustment                                (59)             (152)
   Treasury stock, at cost; 1,122 shares                         (3,977)           (3,977)
                                                               --------          --------
Total Stockholders' Investment                                   13,970            13,828
                                                               --------          --------
Total Liabilities and Stockholders' Investment                 $ 20,160          $ 20,203
                                                               ========          ========

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                    DECEMBER 31,                       DECEMBER 31,
                                                              2001              2000              2001              2000
                                                            --------          --------          --------          --------
Revenues                                                    $ 10,659          $ 13,166          $ 19,764          $ 24,499
Cost of products sold                                          6,667             8,058            12,896            15,156
                                                            --------          --------          --------          --------
Gross margin                                                   3,992             5,108             6,868             9,343

Operating costs and expenses:
   Selling, general and administrative                         2,786             3,096             5,388             5,908
   Engineering and development                                 1,093             1,129             2,250             2,263
   Restructuring charge                                           --               113                --               441
   Amortization and other                                          4                16                 4                31
                                                            --------          --------          --------          --------
Total operating costs and expenses                             3,883             4,354             7,642             8,643
                                                            --------          --------          --------          --------
Operating income (loss)                                          109               754              (774)              700

Other income (expenses), net:
   Equity income from investments in joint ventures               --               175                --               350
   Gain on sale of investment in joint ventures                   --                --               674                --
   Interest and dividend income                                   22                15                47                46
   Interest expense                                               --               (14)              (10)              (54)
   Other expenses, net                                          (102)              (36)             (146)              (53)
                                                            --------          --------          --------          --------
Total other (expense) income, net                                (80)              140               565               289
                                                            --------          --------          --------          --------
Income (loss) before income taxes                                 29               894              (209)              989
Benefit from (provision for) income taxes                         46              (123)               46              (209)
                                                            --------          --------          --------          --------
Net income (loss)                                           $     75          $    771          $   (163)         $    780
                                                            ========          ========          ========          ========
Basic net income (loss) per share                           $   0.02          $   0.17          $  (0.04)         $   0.17
                                                            ========          ========          ========          ========
Diluted net income (loss) per share                         $   0.02          $   0.16          $  (0.04)         $   0.16
                                                            ========          ========          ========          ========
Basic weighted average common shares                           4,632             4,477             4,623             4,473
                                                            ========          ========          ========          ========
Diluted weighted average common shares                         4,736             4,772             4,623             4,869
                                                            ========          ========          ========          ========

                              HATHAWAY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FOR THE SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                             2001              2000
                                                                            -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $  (163)         $   780
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
   Depreciation and amortization                                                360              386
   Provision for doubtful accounts                                               63               38
   Provision for obsolete inventory                                             128               90
   Equity income from investment in joint venture, net of dividend               --             (157)
   Gain on sale of investment in joint venture                                 (674)              --
   Deferred income tax (benefit) provision                                     (379)              62
   Other                                                                         32               18
   Changes in assets and liabilities:
     (Increase) decrease in -
       Restricted cash                                                          (55)             (57)
       Trade receivables                                                        755           (1,735)
       Inventories                                                             (652)            (323)
       Other current assets                                                    (497)            (194)
     Increase (decrease) in -
       Accounts payable                                                        (319)             (79)
       Accrued liabilities and other                                            657            1,156
                                                                            -------          -------
Net cash used in operating activities                                          (744)             (15)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                     (461)            (411)
   Proceeds from sale of investment in joint venture                          3,020               --
                                                                            -------          -------
Net cash provided by (used in) investing activities                           2,559             (411)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line-of-credit                                                (553)          (1,116)
   Borrowings on line-of-credit                                                  --               79
   Repayment on loan to employee stock ownership plan                            27               74
   Sale of stock to employee stock ownership plan                               106               --
   Sale of stock to employees through stock purchase plan                        69               --
   Proceeds from exercise of employee stock options                               2               35
                                                                            -------          -------
Net cash used in financing activities                                          (349)            (928)

Effect of foreign exchange rate changes on cash                                  35              (32)
                                                                            -------          -------
Net increase (decrease) in cash and cash equivalents                          1,501           (1,386)
Cash and cash equivalents at beginning of year                                1,911            2,928
                                                                            -------          -------
Cash and cash equivalents at December 31                                    $ 3,412          $ 1,542
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

2.   INVENTORIES

     Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

                                                  DECEMBER 31,      JUNE 30,
                                                     2001             2001
                                                  ------------      --------
     Parts and raw materials, net                    $3,439         $3,251
     Finished goods and work-in process, net          2,045          1,680
                                                     ------         ------
                                                     $5,484         $4,931
                                                     ======         ======

3.   BASIC AND DILUTED EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), basic and diluted EPS have been computed as follows (in thousands, except per share data):

                                              FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
     BASIC EPS COMPUTATION                           DECEMBER 31,                     DECEMBER 31,
                                                2001             2000            2001             2000
                                               -------         -------         -------          -------
     Numerator:
       Net income (loss)                       $    75         $   771         $  (163)         $   780
     Denominator:
       Basic weighted average
       outstanding shares                        4,632           4,477           4,623            4,473
                                               -------         -------         -------          -------
     Basic net income (loss) per share         $  0.02         $  0.17         $ (0.04)         $  0.17

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)

                                                FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
     DILUTED EPS COMPUTATION                           DECEMBER 31,                   DECEMBER 31,
                                                   2001           2000            2001             2000
                                                 -------         -------         -------          -------
     Numerator:
       Net income (loss)                         $    75         $   771         $  (163)         $   780
     Denominator:
       Diluted weighted average
       outstanding shares                          4,736           4,772           4,623            4,869
                                                 -------         -------         -------          -------
     Diluted net income (loss) per share         $  0.02         $  0.16         $ (0.04)         $  0.16

     For the three months ended December 31, 2001, stock options to purchase 104,644 shares of common stock were included in the calculation of diluted earnings per share. For the six months ended December 31, 2001, stock options to purchase 490,915 shares were excluded in the calculation of diluted loss per share since the result would have been anti-dilutive. For the three and six months ended December 31, 2000, stock options to purchase 295,525 and 396,028 shares of common stock, respectively, were included in the calculation of diluted earnings per share.

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

     The following provide information on the Company's segments (in thousands):

                                      FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                                      DECEMBER 31,
                                     2001                     2000                     2001                      2000
                             ---------------------    ---------------------    ---------------------    ---------------------
                              POWER                    POWER                    POWER                    POWER
                               AND        MOTION        AND        MOTION        AND        MOTION        AND        MOTION
                             PROCESS      CONTROL     PROCESS      CONTROL     PROCESS      CONTROL     PROCESS      CONTROL
                             --------     --------    --------     --------    --------     --------    --------     --------
     Revenues from
       external customers    $  6,437     $  4,222    $  7,531     $  5,635    $ 11,896     $  7,868    $ 13,195     $ 11,304
     Gain on sales of
       investments in
       joint ventures              --           --          --           --         674           --          --           --
     Equity income from
       investments in
       joint ventures              --           --         175           --          --           --         350           --
     Income (loss) before
       income taxes              (523)         432        (246)       1,008      (1,022)         438      (1,505)       2,160

                            AS OF DECEMBER 31, 2001   AS OF JUNE 30, 2001
                             POWER AND     MOTION      POWER AND     MOTION
                              PROCESS      CONTROL      PROCESS      CONTROL
                             ---------     -------     ---------     -------
     Identifiable assets      $10,671      $ 6,978      $12,142      $ 6,532

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   SEGMENT INFORMATION (CONTINUED)

     The following is a reconciliation of segment information to consolidated information:

                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                DECEMBER 31,                  DECEMBER 31,
                                             2001           2000          2001           2000
                                            -----          -----         -----          -----
     Segments' income before income
       taxes                                $ (91)         $ 762         $(584)         $ 655
     Corporate activities                     120            132           375            334
                                            -----          -----         -----          -----
     Consolidated income (loss)
       before income taxes                  $  29          $ 894         $(209)         $ 989
                                            =====          =====         =====          =====

                                                AS OF            AS OF
                                             DECEMBER 31,      JUNE 30,
                                                 2001            2001
                                             -----------       -------
     Segments' identifiable assets             $17,649         $18,674
     Corporate assets and eliminations           2,511           1,529
                                               -------         -------
     Consolidated total assets                 $20,160         $20,203
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

     Comprehensive income (loss) is computed as follows (in thousands):

                                 FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                        DECEMBER 31,                  DECEMBER 31,
                                    2001           2000          2001           2000
                                    -----          -----         -----          -----
     Net income (loss)              $  75          $ 771         $(163)         $ 780
     Translation adjustment           (42)            73            93            (37)
                                    -----          -----         -----          -----
     Comprehensive income
        (loss)                      $  33          $ 844         $ (70)         $ 743
                                    =====          =====         =====          =====

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

     The Company recorded a pretax gain on the sale, net of selling costs, of $674,000, or $.15 per basic or diluted share, in the six months ending December 31, 2001 and equity income of $350,000, or $.07 per fully diluted share in the six months ending December 31, 2000. These amounts are included in other income in the Company's consolidated financial statements.

                              HATHAWAY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on July 1, 2002, and has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

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

OPERATING RESULTS

CONSOLIDATED RESULTS

For the second quarter ended December 31, 2001, the Company recognized net income of $75,000, or $.02 per fully diluted share, compared to net income of $771,000, or $.16 per fully diluted share, for the same period last year. Last year's second quarter net income includes a pretax restructuring charge of $113,000. Excluding the restructuring charge, net income for the second quarter last year was $862,000 or $.18 per fully diluted share.

For the six months ended December 31, 2001, the Company recognized a net loss of $163,000, or $.04 per fully diluted share, compared to net income of $780,000, or $.16 per fully diluted share, for the same period last year. Last year's six months net income includes a pretax restructuring charge of $441,000. Excluding the restructuring charge, net income for the first six months last year was $1,112,000 or $.23 per fully diluted share.

Total revenues for the second quarter of fiscal year 2002 decreased 19% to $10,659,000 from $13,166,000 last year. Total revenues for the first half of fiscal 2002 decreased 19% to $19,764,000 from $24,499,000 last year. Factors contributing to lower revenues are described below in the discussion of segment results.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

Total gross product margin as a percentage of revenues during the second quarter this year decreased to 37% from 39% last year. Total gross product margin as a percentage of revenues during the first six months this year decreased to 35% from 38% last year. The decrease is due to the decrease in revenues and changes in the mix of products sold.

Selling, general and administrative expenses for the quarter decreased 10% to $2,786,000 this year from $3,096,000 last year and for the six months decreased 9% to $5,388,000 this year from $5,908,000 last year. The decrease is a result of savings from continued cost reduction efforts by the Company.

Engineering and development expenses decreased 3% to $1,093,000 from $1,129,000 for the quarter ended December 31, 2001 and 2000, respectively while remaining constant at $2,250,000 and $2,263,000 for the first six months of this year and last year, respectively.

In the quarter ended December 31, 2001, the Company recognized a benefit from income taxes of $46,000 compared to a $123,000 income tax provision for the same period last year. In the first six months of fiscal year 2002, the Company recognized a benefit from income taxes of $46,000 compared to a $209,000 income tax provision for the same period last year. The effective rate used to calculate income taxes is based on projected income for the year. The current year amounts differ from statutory amounts primarily due to changes in the valuation allowance because of utilization of tax loss and credit carryforwards that have not been previously benefited. Prior year amounts differ from statutory amounts primarily due to losses in foreign jurisdictions that cannot be benefited.

MOTION CONTROL SEGMENT RESULTS

Pretax profit for Motion Control for the second quarter fiscal 2002 was $432,000 compared to $1,008,000 for the same period last year. For the first six months of fiscal 2002 pretax profit for Motion Control was $438,000 compared to $2,160,000 for the same period last year.

Revenues from Motion Control decreased 25% to $4,222,000 for the second quarter this year from $5,635,000 for the second quarter last year. Revenues from Motion Control for the six months decreased 30% to $7,868,000 this year from $11,304,000 for the six months last year.

The decrease in profits and revenues from the Motion Control segment is primarily attributable to the adverse effects of the continued economic slowdown, especially in the telecommunications and semiconductors processing industries.

Gross product margins from Motion Control decreased in the second quarter this year to 33% from 40% last year and decreased in the first six months to 30% from 40% last year. The decrease is primarily due to the decrease in sales volume resulting in less favorable absorption of fixed costs.

POWER AND PROCESS SEGMENT RESULTS

Power and Process reported a pretax loss of $523,000 for the quarter ended December 31, 2001 compared to $133,000 pretax loss before a restructuring charge of $113,000 for the second quarter last year. For the six months ended December 31, 2001, Power and Process reported a pretax loss of $1,022,000 compared to a $1,064,000 pretax loss before restructuring charge of $441,000 for the same period last year. The current year's six months results include a $674,000 pretax gain from the sale of the Company's interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), compared with $350,000 equity income from Si Fang included in the first six months last year. Without the income from the China joint venture or the restructuring charge, the Power and Process segment reported a pretax loss of $1,696,000 for the first six months of fiscal 2002 compared with a pretax loss of $1,414,000 for the first six months of fiscal 2001.

During the first quarter of the current fiscal year, the Company completed the sale of our 20% equity interest in Si Fang, the largest of our Chinese joint venture investments. The sale price for our investment was $3,020,000. Si

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

Fang had begun the process of becoming a publicly traded company in the Chinese stock market and was encountering difficulties with a successful IPO due to the foreign ownership by the Company. In addition, Si Fang had begun developing product lines and engaging in business transactions which were not compatible with Hathaway's business. Accordingly, the largest owner in Si Fang made an offer to buy out Hathaway's interest and the Company felt this was the appropriate time and structure to dispose of the investment. The proceeds received from the sale will be used to look for other opportunities to expand the Company, including investing in internal growth as well as pursuing complementary acquisitions.

Power and Process revenues for the second quarter of fiscal 2002 were $6,437,000 compared to $7,531,000 for the same period last year and for the six months ended December 31, 2001 were $11,896,000 compared to $13,195,000 for the same period last year. The 10% decrease in Power and Process revenues for the first six months this year compared to last year reflects a decline in revenues from systems automation products partially offset by an 11% increase in revenues from the power instrumentation products. The decrease in systems revenues is a result of the Company's decision to shift the focus of the systems automation business to power generation and transmission automation systems and away from industrial automation applications.

Gross product margins from Power and Process for the second quarter ended December 31, 2001 increased to 40% from 38% in the second quarter last year and for the first six months this year increased to 38% from 37% for the same period last year. The increase is primarily due to changes in the mix of products sold.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $1,501,000 during the first six months of fiscal 2002 to $3,412,000 at December 31, 2001, compared to a decrease of $1,386,000 in the first six months of fiscal 2001. This difference is largely due to differences in activities from our Si Fang joint venture and debt repayments. During this year's first six months, $3,020,000 was received from the sale of our 20% ownership in Si Fang, compared to $193,000 dividend received last year. Repayments to pay off the Company's line of credit totaled $553,000 during the first six months this year compared to $1,037,000 net repayments in the same period last year. Excluding the Si Fang activities and net repayments on the line of credit, cash used in the first six months of fiscal 2002 was $784,000 compared to $542,000 used during the same period last year.

The Company expects to fund its remaining fiscal 2002 working capital, capital expenditure and debt service requirements from the existing cash balance of $3,412,000 and the $2,250,000 available under the financing agreement at December 31, 2001. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's financing agreement with Silicon Valley Bank matures on May 7, 2002 but will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it would be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

OUTLOOK

The Company's total sales order backlog at December 31, 2001 was $16,946,000, down 27% from December 31 last year; however 75% of the decrease resulted from the cancellation of a $4,750,000 Motion Control order that was received in March 2001 to supply motors and optical encoders to a customer in the fiber optic telecommunications industry over an 18 month period. While the Company's products are still designed into the customer's products, deliveries of our products have been halted by the customer due to excess inventories and the economic downturn. The Company believed it was important to have the order cancelled and obtain reimbursement for the current inventory exposure and have the customer release new orders at the time they are ready to start accepting deliveries.

                              HATHAWAY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    OPERATING RESULTS AND FINANCIAL CONDITION

Currently, the Company is delivering products to this customer under other orders and hopes to receive new orders as the economy recovers and the customer begins accelerating delivery of its products.

At December 31, 2001, backlog for Motion Control orders was $8,758,000, down 25% from the same time last year, due to the cancellation of the $4,750,000 telecommunications order described above. The Company believes that when deliveries of tunable lasers and spectrum analyzers that use our products begin to accelerate, we should be able to obtain new orders with higher margins. Additionally, the Company has recently been successful in winning new orders for Motion Control products from the military, medical, automotive and industrial automation markets and will continue to explore other opportunities to expand into new industry sectors and posture the Motion Control business for a quick recovery as the economy strengthens.

Sales order backlog for Power and Process orders was $8,188,000 at December 31, 2001 which is down 29% from the same time last year, reflecting a decline in systems automation backlog. The Company continues to be a leading supplier of products and systems that provide solutions to the new challenges being faced by the electric power companies and generator owners; however, the new power systems business is not accelerating as quickly as the completion of the industrial projects backlog. While the Company will continue to selectively pursue industrial projects, the future growth in revenues for our systems business is highly dependent on the continued growth in the power applications side of this business. Power and Process continues to build momentum and future opportunities with successful installations of its evaluation systems into the transmission substations of major power companies.

During the second quarter of this fiscal year, the Company announced it had been selected as the Lead Bidder to acquire the business and related assets of the Industrial Devices Division (IDC) of Automation Solutions International LLC
(ASI), located in Petaluma, California. ASI is currently a debtor-in-possession in a pending Chapter 11 bankruptcy case and the sale of IDC is being negotiated in accordance with bankruptcy procedures. The Company was selected by ASI, its secured creditor and Creditors' Committee as the Lead Bidder in a bidding process that was completed on Monday, December 17, 2001. The bankruptcy sale procedures called for an auction on February 5, 2002 where other bids were entertained. The Company was outbid during the auction process and will, therefore, receive a break-up fee of $140,000, equal to five percent of the Company's previous bid. The Company believed that the acquisition of IDC's product lines would have enhanced the motion control segment, but was not prepared to pay more than what was believed to be the fair value of the business. The Company will continue to explore other opportunities to enhance the motion control product lines.

The continued economic slowdown has adversely affected the Company's revenues and profits, especially in the motion control segment, and continued general economic softness may result in future adverse impacts on the Company's revenue and profits. The Company responded quickly to the market conditions by reducing costs wherever possible and developing applications for the motion control products into new markets and broader segments of existing markets. The Company believes it is well positioned for growth as the economy strengthens and demand for our customers' products accelerates. We will continue to actively seek new opportunities to mitigate the effects of the economy on our business.

The Company's power and process segment has not been as affected by changes in the state of the economy. The power instrumentation business has experienced a growth in revenues this year over last year. However, the segment's total revenues have declined due to a significant decrease in systems automation revenues as a result of our decision to shift the focus of the systems automation business to power generation and transmission automation systems and away from industrial automation applications. The new power business is not accelerating as quickly as the industrial projects are completed. The future growth in revenues for the systems automation business is highly dependent on the continued growth in the power applications side of this business. Recent successful installations of our technology in evaluation systems have created momentum and growth opportunities. We continue to generate new opportunities for expansion of our products into the power industry and are striving to bring those opportunities to fruition. We are also evaluating several alternatives as to how to return the Company to growth and profitability as quickly as possible.

                              HATHAWAY CORPORATION


PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual stockholders' meeting on October 25, 2001. The stockholders elected E.E. Prince, R.D. Smith, D.D. Hock, G.D. Hubbard and G.J. Pilmanis to serve on the Board of Directors for the coming year. The vote tabulation was as follows:

     1)   Election of Directors

                                   NUMBER OF VOTES
                                             WITHHELD OR  TOTAL SHARES      % OF SHARES
             NOMINEE            FOR            AGAINST    OUTSTANDING        VOTING FOR
          -------------      ---------       -----------  -----------       -----------
          E.E. Prince        4,293,931         63,451      4,630,587             92%
          R.D. Smith         4,294,033         63,349      4,630,587             92%
          G.D. Hubbard       4,293,931         63,451      4,630,587             92%
          D.D. Hock          4,293,931         63,451      4,630,587             92%
          G.J. Pilmanis      4,277,931         79,451      4,630,587             92%

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10. Agreement for Assignment of Equity Interest in Hathaway Si Fang Protection and Control Co., Ltd. *

          13. Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 2001 Annual Report to Stockholders. *

               * These documents were filed with the Securities and Exchange Commission and are incorporated herein by reference.

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the six months ended December 31, 2001:

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

          3. Form 8-K dated December 19, 2001, reporting the Company's announcement that it has been selected as the Lead Bidder to acquire the business and related assets of the Industrial Devices Division (IDC) of Automation Solutions International LLC (ASI), located in Petaluma, California.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HATHAWAY CORPORATION

DATE: February 11, 2002                 By: /s/ Richard D. Smith
                                            ---------------------------------
                                            President, Chief Executive Officer
                                            and Chief Financial Officer