Form 10-Q
period 2002-03-31
HATHAWAY CORP
filed 2002-05-15
CIK 46129

Use these links to rapidly review the document
HATHAWAY CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
March 31, 2002 (Unaudited)	0-4041

HATHAWAY CORPORATION
(Incorporated Under the Laws of the State of Colorado)

8228 Park Meadows Drive
Littleton, Colorado 80124
Telephone: (303) 799-8200

84-0518115
(IRS Employer Identification Number)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

Number of Shares of the only class of Common Stock outstanding:
(4,665,688 as of March 31, 2002)

HATHAWAY CORPORATION
INDEX

HATHAWAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2002	June 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$3,788	$1,911
Restricted cash	458	346
Trade receivables, net of allowance for doubtful accounts of $479 and $496 at March 31, 2002 and June 30, 2001, respectively	6,854	7,708
Inventories, net	5,210	4,931
Deferred income taxes	567	229
Prepaid expenses and other	841	486

Total current assets	17,718	15,611
Property and equipment, net	1,981	1,781
Investment in joint ventures, net	129	2,459
Other	345	352

Total Assets	$20,173	$20,203

Liabilities and Stockholders' Investment
Current Liabilities:
Line-of-credit	$—	$553
Accounts payable	1,724	1,583
Accrued liabilities and other	3,276	3,345
Income taxes payable	539	380
Product warranty reserve	432	514

Total Liabilities	5,971	6,375

Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares outstanding	—	—
Common stock, at aggregate stated value, authorized 50,000 shares; 5,788 and 5,719 shares issued at March 31, 2002 and June 30, 2001, respectively	100	100
Additional paid-in capital	11,400	11,230
Loans receivable for stock	(133)	(160)
Retained earnings	6,931	6,787
Accumulated comprehensive income	(119)	(152)
Treasury stock, at cost; 1,122 shares	(3,977)	(3,977)

Total Stockholders' Investment	14,202	13,828

Total Liabilities and Stockholders' Investment	$20,173	$20,203

HATHAWAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2002	2001	2002	2001
Revenues	$11,388	$11,313	$31,152	$35,812
Cost of products sold	6,762	7,218	19,658	22,374

Gross margin	4,626	4,095	11,494	13,438
Operating costs and expenses:
Selling, general and administrative	3,153	2,837	8,545	8,776
Engineering and development	1,175	1,189	3,425	3,452
Restructuring charge	—	85	—	526

Total operating costs and expenses	4,328	4,111	11,970	12,754

Operating income (loss)	298	(16)	(476)	684
Other income (expenses), net:
Equity income from investment in joint ventures	—	421	—	771
Gain on sale of investment in joint ventures	—	—	674	—
Interest and dividend income	9	23	56	69
Interest expense	—	(13)	(10)	(67)
Other expenses, net	(43)	(97)	(189)	(150)

Total other (expenses) income, net	(34)	334	531	623

Income before income taxes	264	318	55	1,307
Benefit (provision) for income taxes	43	(58)	89	(267)

Net income	$307	$260	$144	$1,040

Basic net income per share	$0.07	$0.06	$0.03	$0.23

Diluted net income per share	$0.06	$0.05	$0.03	$0.21

Basic weighted average shares outstanding	4,663	4,484	4,636	4,476

Diluted weighted average shares outstanding	4,795	4,769	4,782	4,844

HATHAWAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net income	$144	$1,040
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	559	704
Provision for doubtful accounts	81	45
Provision for obsolete inventory	238	247
Equity income from investment in joint venture, net of dividend	—	(578)
Gain on sale of investment in joint venture	(674)	—
Deferred income tax (benefit) provision	(338)	(73)
Other	14	40
Changes in assets and liabilities:
(Increase) decrease in—
Restricted cash	(109)	(69)
Trade receivables	790	(221)
Inventories	(515)	(1,388)
Other current assets	(367)	(271)
Increase (decrease) in—
Accounts payable	139	66
Accrued liabilities and other	2	1,066

Net cash (used in) provided by operating activities	(36)	608
Cash Flows From Investing Activities:
Purchase of property and equipment, net	(777)	(806)
Proceeds from sale of investment in joint venture	3,020	—

Net cash provided by (used in) investing activities	2,243	(806)
Cash Flows from Financing Activities:
Repayments on line of credit	(553)	(1,124)
Borrowings on line of credit	—	110
Repayments from loan to employee stock ownership plan	27	74
Sale of stock to employee stock ownership plan	106	—
Sales of stock to employees through stock purchase plan	69	—
Proceeds from exercise of stock options	9	48

Net cash used in financing activities	(342)	(892)
Effect of foreign exchange rate changes on cash	12	(54)

Net increase (decrease) in cash and cash equivalents	1,877	(1,144)
Cash and cash equivalents at beginning of year	1,911	2,928

Cash and cash equivalents at March 31	$3,788	$1,784

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

2. Inventories

        Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2002	June 30, 2001
Parts and raw materials, net	$3,551	$3,251
Finished goods and work-in process, net	1,659	1,680

	$5,210	$4,931

3. Basic and Diluted Earnings Per Share

        For the three and nine months ended March 31, 2002, 131,639 and 145,533 shares of common stock, respectively, were included in the calculation of diluted earnings per share based upon options outstanding as converted under the treasury stock method. For the three and nine months ended March 31, 2001, 284,938 and 367,805 shares of common stock, respectively, were included in the calculation of diluted earnings per share based upon options outstanding as converted under the treasury stock method.

4. Segment Information

        Statement of Financial Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        The Company operates in two different segments: Power and Process Business (Power and Process) and Motion Control Business (Motion Control). Management has chosen to organize the Company around these segments based on differences in markets, products and services.

        The following tables provide information on the Company's segments (in thousands):

	For the three months ended March 31,				For the nine months ended March 31,
	2002		2001		2002		2001
	Power and Process	Motion Control	Power and Process	Motion Control	Power and Process	Motion Control	Power and Process	Motion Control
Revenues from external customers	$7,337	$4,051	$5,481	$5,832	$19,233	$11,919	$18,676	$17,136
Gain on sale of investment in joint venture	—	—	—	—	674	—	—	—
Equity income from investments in joint ventures	—	—	421	—	—	—	771	—
Income (loss) before income taxes	132	174	(1,064)	1,046	(890)	612	(2,568)	3,206
	As of March 31, 2002		As of June 30, 2001
	Power and Process	Motion Control	Power and Process	Motion Control
Identifiable assets	$10,277	$6,450	$12,142	$6,532

        The following is a reconciliation of segment information to consolidated information:

	For the three months ended March 31,		For the nine months ended March 31,
	2002	2001	2002	2001
Segments' income (loss) before income taxes	$306	$(18)	$(278)	$638
Corporate activities	(42)	336	333	669

Consolidated income before income taxes	$264	$318	$55	$1,307

	As of March 31, 2002	As of June 30, 2001
Segments' identifiable assets	$16,727	$18,674
Corporate assets and eliminations	3,446	1,529

Consolidated total assets	$20,173	$20,203

        Sales to international customers were $3,382,000 and $3,499,000 for the three months ended March 31, 2002 and 2001, respectively and $9,804,000 and $11,423,000 for the nine months ended March 31, 2002 and 2001, respectively.

5. Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

        Comprehensive income is computed as follows (in thousands):

	For the three months ended March 31,		For the nine months ended March 31,
	2002	2001	2002	2000
Net income	$307	$260	$144	$1,040
Translation adjustment	(60)	(138)	33	(175)

Comprehensive income	$247	$122	$177	$865

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

        The Company recorded a pretax gain on the sale, net of selling costs, of $674,000, or $.14 per diluted share, in the nine months ending March 31, 2002 and equity income of $771,000, or $.16 per fully diluted share in the nine months ending March 31, 2001. These amounts are included in other income in the Company's consolidated financial statements.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on July 1, 2002, and has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

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

OPERATING RESULTS

Consolidated Results

        For the third quarter ended March 31, 2002, the Company recognized net income of $307,000, or $.06 per fully diluted share, compared to net income of $260,000, or $0.05 per fully diluted share, for the same period last year. Last year's third quarter net income includes a pretax restructuring charge of $85,000. Excluding the restructuring charge, net income for the third quarter last year was $304,000 or $.06 per fully diluted share.

        For the nine months ended March 31, 2002, the Company recognized net income of $144,000, or $.03 per fully diluted share, compared to net income of $1,040,000, or $.21 per fully diluted share, for the same period last year. Last year's net income for the first nine months includes a pretax restructuring charge of $526,000. Excluding the restructuring charge, net income for the first nine months last year was $1,416,000 or $.29 per fully diluted share.

        Total revenues for the third quarter fiscal year 2002 increased 1% to $11,388,000 from $11,313,000 during the same quarter of last fiscal year. Total revenues for the first nine months ended March 31, 2002 decreased 13% to $31,152,000 from $35,812,000 for the same period last year. Factors contributing to lower revenues are described below in the discussion of segment results.

        Total gross product margin as a percentage of revenues during the third quarter this year increased to 41% from 37% last year. Total gross product margin as a percentage of revenues during the first nine months this year decreased to 37% from 38% last year. Changes are primarily due to changes in the mix of products sold. The decrease for the nine month period is also due to the decrease in sales volume resulting in less favorable absorption of fixed costs.

        Selling, general and administrative expenses for the quarter increased 12% to $3,153,000 from $2,837,000 last year primarily due to a pretax power instrumentation management incentive bonus accrual of $221,000 recorded during the third quarter this year compared to no bonus recorded last year. For the nine months ended March 31, 2002, selling, general and administrative expenses decreased 2% to $8,545,000 from $8,776,000 for the same period last year due to savings this year from continued cost reduction efforts by the Company, partially offset by the bonus accrual.

        Engineering and development expenses decreased 1% to $1,175,000 from $1,189,000 for the quarter ended March 31, 2002 and 2001, respectively while remaining constant at $3,425,000 and $3,452,000 for the first nine months of this year and last year, respectively.

        In the quarter ended March 31, 2002, the Company recognized a benefit from income taxes of $43,000 compared to a $58,000 income tax provision for the same period last year. In the first nine months of fiscal 2002, the company recognized a benefit from income taxes of $89,000 compared to a $267,000 income tax provision for the same period last year. The effective rate used to calculate income taxes on an interim basis is based on projected income for the year. The effect of changes in estimated effective rates is included in the period the change is identified. The amounts differ from U.S. statutory amounts primarily due to reductions in previously recorded valuation allowances because of utilization of tax loss and credit carry forwards that have not been previously benefited as well as effective rate differences on foreign income.

Motion Control Segment Results

        Pretax profit for Motion Control for the third quarter fiscal 2002 was $174,000 compared to $1,046,000 for the same period last year. For the first nine months of fiscal 2002 pretax profit was $612,000 compared to $3,206,000 for the same period last year.

        Revenues from Motion Control decreased 30% to $4,051,000 for the third quarter this year from $5,832,000 for the third quarter last year. Revenues from Motion Control for the nine months also decreased 30% to $11,919,000 this year from $17,136,000 for the nine months last year.

        The decrease in profits and revenues from the Motion Control segment is primarily attributable to the adverse effects of the continued economic slowdown, especially in the telecommunication and semiconductor processing industries.

Power and Process Segment Results

        Power and Process reported a pretax profit of $132,000 for the quarter ended March 31, 2002 compared to a $979,000 pretax loss before a restructuring charge of $85,000 for the third quarter last year. For the nine months ended March 31, 2002, Power and Process reported a pretax loss of $890,000 compared to $2,042,000 pretax loss before the restructuring charge of $526,000 for the same period last year. The current year's nine months results include a $674,000 pretax gain from the sale of the Company's interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), compared with $771,000 equity income from Si Fang included in the first nine months last year. Without the income from the China joint venture or the restructuring charge, the Power and Process segment reported a pretax loss of $1,564,000 for the first nine months of fiscal 2002 compared with a pretax loss of $2,813,000 for the first nine months of fiscal 2001.

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

        Power and Process revenues for the third quarter of fiscal 2002 were $7,337,000 compared to $5,481,000 for the same period last year and for the nine months were $19,233,000 compared to $18,676,000 for the same period last year. The 3% increase in Power and Process revenues for the first nine months this year compared to last year reflects a decline in revenues from systems automation products offset by a 21% increase in revenues from the power instrumentation products. The decrease in systems revenues is a result of the Company's decision to shift the focus of the systems automation business to power generation and transmission automation systems and away from industrial automation applications.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $1,877,000 during the first nine months of fiscal 2002 to $3,788,000 at March 31, 2002, compared to a decrease of $1,144,000 in the first nine months of fiscal 2001. This difference is largely due to differences in activities from our Si Fang joint venture and debt repayments. During this year's first nine months, $3,020,000 was received from the sale of our 20% ownership in Si Fang, compared to $193,000 dividend received last year. Repayments to pay off the Company's line of credit totaled $553,000 during the first nine months compared to $1,014,000 net repayments in the same period last year. Excluding the Si Fang activities and net repayments on the line of credit, cash used in the first nine months of fiscal 2002 was $408,000 compared to $323,000 used during the same period last year.

        The Company expects to fund its remaining fiscal 2002 working capital, capital expenditure and debt service requirements from the existing cash balance of $3,788,000 and the $1,942,000 available under the financing agreement at March 31, 2002. The Company believes that such amounts are sufficient to fund operations and working capital needs for at least the next twelve months. The Company's financing agreement with Silicon Valley Bank matures on May 7, 2003 and will continue for successive additional terms of one year unless either party gives notice of termination at least sixty days before the maturity date. The Company has not received notice of termination and does not anticipate receiving or giving such notice, however, if such notice was received, the Company would pursue other lenders to meet its long-term financing needs. Although the Company believes it would be successful in its efforts to obtain alternate financing, there are no assurances that it would be successful in doing so. An inability to obtain such alternate financing may have a material adverse effect on the Company's results of operations and financial condition and could require the Company to implement various strategic alternatives.

OUTLOOK

        The Company's total sales order backlog at March 31, 2002 was $17,484,000, which is down 30% from March 31 last year; however 65% of the decrease resulted from the cancellation of a $4,750,000 Motion Control order that was received in March 2001 to supply motors and optical encoders to a customer in the fiber optic telecommunications industry over an 18 month period. While the Company's products are still designed into the customer's products, deliveries of our products have been halted by the customer due to excess inventories and the economic downturn. The company believed it was important to have the order cancelled and obtain reimbursement for the current inventory exposure and have the customer release new orders at the time they are ready to start accepting deliveries. Currently, the Company is delivering products to this customer under other orders and hopes to receive new orders as the economy recovers and the customer begins accelerating delivery of its products.

        At March 31, 2002, backlog for Motion Control orders was $9,246,000, down 34% from the same time last year, due to the cancellation of the $4,750,000 telecommunications order described above. Other than the effect from the order cancellation, backlog for the quarter and year to date has increased 6% and 11%, respectively. The Company believes that when deliveries of tunable lasers and spectrum analyzers that use our products begin to accelerate, we should be able to obtain new orders with higher margins. Additionally, the Company has recently been successful in winning new orders for Motion Control products from the military, medical, automotive and industrial automation markets and will continue to explore other opportunities to expand into new industry sectors and posture the Motion Control business for a quick recovery as the economy strengthens.

        Sales order backlog for Power and Process orders was $8,238,000 at March 31, 2002 which is down 23% from the same time last year, but up slightly from December 31, 2001. The Company continues to be a leading supplier of products and systems that provide solutions to the new challenges being faced by the electric power companies and generator owners; however, the new power systems business is not accelerating as quickly as the completion of the industrial projects backlog. While the Company will continue to selectively pursue industrial projects, the future growth in revenues for our systems business is highly dependent on the continued growth in the power applications side of this business. Power and Process continues to build momentum and future opportunities with successful installations of its evaluation systems into the transmission substations of major power companies.

        During the second quarter of this fiscal year, the Company announced it had been selected as the Lead Bidder to acquire the business and related assets of the Industrial Devices Division (IDC) of Automation Solutions International LLC (ASI), located in Petaluma, California which was being sold pursuant to a bankruptcy proceding. The bankruptcy sales procedures called for an auction on February 5, 2002 where other bids were entertained. The Company was outbid during the auction process and therefore received a break-up fee of $140,000. The Company will continue to explore other opportunities to enhance the motion control business through acquisition opportunities as well as additional focus on growing our existing motion control product lines.

        The continued economic slowdown has adversely affected the Company's revenues and profits, especially in the motion control segment, and continued general economic softness may result in future adverse impacts on the Company's revenue and profits. The Company responded quickly to the market conditions by reducing costs and developing applications for the motion control products into new markets and broader segments of existing markets. The Company believes it is well positioned for growth as the economy strengthens and demand for our customers' products accelerates. We will continue to actively seek new opportunities to mitigate the effects of the economy on our business.

        The Company's power and process segment has not been as affected by changes in the state of the economy. The power instrumentation business has experienced a growth in revenues and profits this year over last year. However, the segment's backlog has declined due to a significant decrease in systems automation backlog as a result of our decision to shift the focus of the systems automation business to power generation and transmission automation systems and away from industrial automation applications. Recent successful installations of our technology in evaluation systems have created momentum and growth opportunities. We continue to generate new opportunities for expansion of our products into the power industry and are striving to bring those opportunities to fruition.

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

(b)
Reports on Form 8-K

  The following reports on Form 8-K were filed during the nine months ended March 31, 2002:

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

  4.
  Form 8-K dated February 6, 2002, reporting the Company's announcement that it was not successful in acquiring the business and related assets of the Industrial Devices Division (IDC) of Automation Solutions International LLC (ASI), located in Petaluma, California.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATHAWAY CORPORATION
DATE: May 14, 2002	By:	/s/ RICHARD D. SMITH Chief Executive Officer and Chief Financial Officer