Form 10-K
period 2002-06-30
HATHAWAY CORP
filed 2002-09-30
CIK 46129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 0-4041

HATHAWAY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0518115 (I.R.S. Employer Identification No.)
8228 Park Meadows Drive Littleton, Colorado (Address of principal executive offices)	80124 (Zip Code)

Registrant's telephone number, including area code: (303) 799-8200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        As of September 16, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $12,767,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement dated September 21, 2002 are incorporated by reference in Part III of this Report.

PART I

Item 1. Business.

        Hathaway Corporation (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world. Prior to July 29, 2002, the Company was also engaged in designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries. As discussed more fully in Note 10 of the Notes to Consolidated Financial Statements on page 36, on July 29, 2002, the Company sold substantially all of its Power and Process Business, and intends to focus substantially all of its resources in the motor and motion control products markets. The Company operates primarily in the United States and the United Kingdom. Prior to the sale of its Power and Process Business, the Company also had joint venture investments in China. In connection with the sale of its Power and Process Business as discussed below, the Hathaway name will become the property of the buyers; therefore, the Company, at its upcoming Annual Meeting, is asking its shareholders to consider and vote on a proposal to amend the Articles of Incorporation to change the Company's name to Allied Motion Technologies, Inc.

  Motion Control Business

        Hathaway's motion control business offers quality, cost-effective products that suit a wide range of applications in the telecommunications, semiconductor processing, industrial, medical, military and aerospace industries, as well as in the manufacturing of analytical instruments and computer peripherals. End products using Hathaway technology include tuneable lasers, wavelength meters and spectrum analyzers for the fiber optic industry, robotic systems for the semiconductor industry, anti-lock braking transducers, satellite tracking systems, MRI scanners and high definition printers.

        The motion control group is organized into one division and two subsidiaries, respectively, of Hathaway Motion Control Corporation, a wholly-owned subsidiary of the Company: Motors and Instruments Division (MI—Tulsa), Emoteq Corporation (Emoteq—Tulsa) and Computer Optical Products, Inc. (COPI—Chatsworth, CA).

        The MI division manufactures precision direct current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general-purpose instrumentation products.

        Emoteq-Tulsa designs, manufactures and markets direct current brushless motors, related components, and drive and control electronics. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. Effective July 1, 1998, Emoteq Corporation acquired all of the outstanding shares of Ashurst Logistic Electronics Limited of Bournemouth, England (Ashurst). Ashurst manufactures drive electronics and position controllers for a variety of motor technologies as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. The acquired company was renamed Emoteq UK Limited.

        Optical encoders are manufactured by COPI. They are used to measure rotational and linear movements of parts in diverse applications such as tunable lasers, spectrum analyzers, machine tools, robots, printers and medical equipment. The primary markets for the optical encoders are in the telecommunications, computer peripheral manufacturing, industrial and medical sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

        Effective July 30, 2002 the Company acquired 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation ("Motor Products") from Owosso Corporation, a publicly held corporation. Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment. Motor Products will continue to operate its business in Owosso, Michigan under the existing management team.

  Power and Process Business

        On July 29, 2002, the Company sold substantially all of its Power and Process Business.

  Power Instrumentation

        Hathaway's power instrumentation products help ensure that electric utilities provide high quality service to consumers of electricity. With manufacturing facilities in Seattle and Belfast, Northern Ireland, and sales and engineering functions in Seattle, Belfast and Denver, the power products group produces a range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for Supervisory Control and Data Acquisition (SCADA) systems.

        The Company had three joint venture investments in China—a 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), a 25% interest in Zibo Kehui Electric Company Ltd. (Kehui) and a 40% interest in Hathaway Power Monitoring Systems Company, Ltd. (HPMS). Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is one of the largest Chinese supplier of digital relays in China. The Company sold its interest in Si Fang effective July 5, 2001 for cash of $3,020,000. Kehui designs, manufactures and sells cable and overhead fault location products, Supervisory Control and Data Acquisition (SCADA) systems and other test instruments within the China market. HPMS manufactures and sells instrumentation products designed by the Company to electric power companies in China. The Company sold its investments in Kehui and HPMS effective July 29, 2002 as part of the sale of the Power and Process Business.

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

  Process Instrumentation

        The process instrumentation products group manufactures and markets products for industrial applications including monitoring systems and calibration equipment. The monitoring systems, called visual annunciators and sequential event recorders, provide both visual and audible alarms and are used to control processes in various plants, including electrical generating plants, chemical, petroleum, food and beverage, pulp and paper, and textiles. Calibration equipment is used to test and adjust instrumentation for proper and accurate operation in measuring electricity, temperatures and pressure within the process industry. The calibration equipment products were not part of the sale of substantially all of the Power and Process Business. Subsequent to June 30, 2002, the Company committed to a plan to dispose of the calibrator business within one year.

  Product Distribution and Principal Markets

        The Company maintains a direct sales force. In addition to its own marketing and sales force, the Company has developed a worldwide network of independent sales representatives and agents to market its various product lines.

        The Company faces competition in all of its markets, although the number of competitors varies depending upon the product. The Company believes there are numerous competitors in the motion control market. Competition involves primarily product performance and price, although service and warranty are also important.

  Financial Information about Operating Segments

        The information required by this item is set forth in Note 9 of the Notes to Consolidated Financial Statements on page 34 herein.

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

  Sales to Large Customers

        During fiscal 2002, 2001 and 2000, no single customer accounted for more than 10% of the Company's consolidated revenue.

  Sales Backlog

        The Company's backlog at June 30, 2002, excluding backlog related to the Power and Process Segment sold or committed to sale subsequent to year-end, consisted of sales orders totaling approximately $5,836,000, of which $5,599,000 is expected to ship within fiscal 2003. This compares to a backlog of $13,044,000 at June 30, 2001, of which $12,699,000 was scheduled for shipment in fiscal 2002. Backlog at June 30, 2001 included $7,426,000 of orders to supply motors and optical encoders to the fiber optic telecommunications industry which were cancelled in fiscal 2002. Without including the backlog related to these order cancellations in the June 30, 2001 backlog, backlog for fiscal 2002 increased 4%. The July 2002 Motor Products acquisition adds approximately $6,800,000 in sales order backlog to the Motion Control Business backlog. There can be no assurance that the Company's backlog can be converted into revenue.

  Government Sales

        Approximately $671,000 of the Company's backlog as of June 30, 2002 related to the Motion Control Business consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts that permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

  Engineering and Development Activities

        The Company's expenditures on engineering and development were $4,490,000 in fiscal 2002, $4,806,000 in fiscal 2001 and $4,274,000 in fiscal 2000. Of these expenditures, no material amounts were charged directly to customers.

  Environmental Issues

        No significant pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

        In 2001, the Company, with other parties, was named as a defendant in an environmental contamination lawsuit. Additional information required by this item is set forth in Note 7 of the Notes to Consolidated Financial Statements on page 34 herein.

  Foreign Operations

        The information required by this item is set forth in Note 9 of the Notes to Consolidated Financial Statements on page 34 herein.

  Employees

        As of the end of fiscal 2002, the Company had approximately 331 full-time employees, of which 151 remained with the Company after the sale of the Power and Process Business on July 29, 2002. After the acquisition of Motor Products on July 30, 2002, the Company had 378 employees.

Item 2. Properties.

        As of June 30, 2002, the Company leased its administrative offices and manufacturing facilities as follows:

Description/Use	Location	Approximate Square Footage
Corporate headquarters and sales and engineering offices	Littleton, Colorado	14,000
Engineering and development facility	Evergreen, Colorado	3,000
Office and manufacturing facility	Farmers Branch, Texas	8,000
Office and manufacturing facility	Auburn, Washington	33,000
Engineering, development and administrative office	Hunt Valley, Maryland	14,000
Office and manufacturing facility	Tulsa, Oklahoma	20,000
Office and manufacturing facility	Chatsworth, California	22,000
Office and manufacturing facility	Tulsa, Oklahoma	10,000
Office facility	Hoddesdon, England	3,000
Office and manufacturing facility	Belfast, Northern Ireland	17,000
Office and manufacturing facility	Bournemouth, England	2,000

        Subsequent to the July 2002 Power and Process Business sale and the July 2002 Motor Products acquisition, the Company occupies the following administrative offices and manufacturing facilities:

Description/Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Littleton, Colorado	5,000	Leased
Engineering and development facility	Evergreen, Colorado	3,000	Leased
Office and manufacturing facility	Farmers Branch, Texas	8,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	20,000	Leased
Office and manufacturing facility	Chatsworth, California	22,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	10,000	Leased
Office and manufacturing facility	Bournemouth, England	2,000	Leased
Office and manufacturing facility	Owosso, Michigan	82,500	Owned

        The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at or near full capacity.

Item 3. Legal Proceedings.

        In 2001, the Company, with other parties, was named as a defendant in an environmental contamination lawsuit. The lawsuit relates to property that was occupied by the Company's Power and Process Business over 37 years ago. In connection therewith, subsequent to June 30, 2002, the Company agreed to settle this environmental contamination lawsuit. Accordingly, during the quarter ended June 30, 2002, the estimated charge for the settlement and related legal fees of $1,429,000 ($961,000 net of the tax effect) was recorded. While the Company believes that the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the uncertain risks associated with litigation. This settlement is subject to approval by the court, and accordingly, may change based upon the ultimate outcome. Additional information required by this item is set forth in Note 7 of the Notes to Consolidated Financial Statements on page 34 herein.

        The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of the security holders of the Company in the fourth quarter of fiscal year 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Hathaway Corporation's common stock is traded on the Nasdaq Small Cap Market System and trades under the symbol HATH. The number of holders of record of the Company's common stock as of the close of business on September 9, 2002 was 572. The Company did not pay or declare any dividends during fiscal years 2002 and 2001 as the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Small Cap Market System, as reported by Nasdaq.

	Price Range
	High	Low
FISCAL 2001
First Quarter	$9.88	$5.06
Second Quarter	7.38	2.25
Third Quarter	6.94	2.94
Fourth Quarter	4.84	3.10
FISCAL 2002
First Quarter	$3.90	$2.04
Second Quarter	3.25	1.75
Third Quarter	3.00	2.60
Fourth Quarter	3.15	2.25

Item 6. Selected Financial Data.

        The following table summarizes data from the Company's annual financial statements for the fiscal years 1998 through 2002 and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 beginning on page 15 herein. See Management's Discussion and Analysis for discussion of non-recurring items that affect the comparability of results between periods. Further, as discussed herein and in Note 10 to the consolidated financial statements, on July 29, 2002, the Company sold its Power and Process Business. In future periods, this business will be treated as a discontinued operation.

	For the fiscal years ended June 30,
	2002	2001	2000	1999	1998
	In thousands (except per share data)
Statements of Operations Data:
Net revenues	$42,059	$48,386	$45,133	$41,691	$41,317

(Loss) income before income taxes	$(586)	$2,572	$1,604	$(1,317)	$(2,161)
Benefit (provision) for income taxes	320	(576)	(129)	(208)	184

Net (loss) income	$(266)	$1,996	$1,475	$(1,525)	$(1,977)

Diluted net (loss) income per share	$(0.06)	$0.41	$0.31	$(0.36)	$(0.46)

Cash dividends:
Per share	$—	$—	$—	$—	$—
Total amount paid	$—	$—	$—	$—	$—
	At June 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Total assets	$22,629	$20,203	$19,937	$16,398	$17,820
Total current and long-term debt	$—	$553	$1,546	$1,308	$1,245

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should," "growth," "growing," "significant demand," "expanding growth opportunities," "new market," "maximize profits," or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of the Company to differ materially from the forward-looking statements. Due to the sale of the Power and Process Business and the purchase of Motor Products, the Company's past business practices and operating results may not provide a meaningful basis to predict future risks and uncertainties. Risks and uncertainties include, among others, the following: international, national and local general business and economic conditions in the Company's motion control business, risks related to the acquisition of Motor Products and other acquisitions that the Company may pursue and/or complete in the future, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers or the emerging industry standards and practices on a cost effective and timely basis the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, the ability to attract and retain qualified personnel who can design new applications and products for the motion control industry, ability to retain and the performance of sales personnel, availability of financing and the ability of the Company's lenders and financial institutions to provide additional funds if needed. We may have to seek third party investment in order to provide additional working capital and to finance acquisitions to enhance our motion control business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. If we cannot raise funds on acceptable terms, we may not be able to develop our motion control products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse affect on our ability to grow our business. Further, if we issue equity securities, the new equity securities may have rights, preferences or privileges senior to those of our Common Stock and such securities could be dilutive to the holders of the Company's common stock.

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

OPERATING RESULTS
Fiscal year 2002 compared to fiscal year 2001

Consolidated Results

        The Company achieved consolidated net income before the estimated charge for litigation settlement and related legal fees of $695,000 or $.15 per share for its fiscal year ended June 30, 2002 compared to $1,996,000, or $.41 per diluted share for the year ended June 30, 2001. After the estimated litigation charge of $961,000 (net of taxes), the Company reported a consolidated net loss for fiscal 2002 of $266,000 or $.06 per share.

        Subsequent to June 30, 2002, the Company agreed to settle an environmental contamination lawsuit filed in 2001 pursuant to which Hathaway, with other parties, was named as a defendant. Accordingly, during the fourth quarter, an estimated charge for the settlement and related legal fees of $961,000, net of tax, was recorded. The lawsuit relates to property that was occupied by the Company's Power business over 37 years ago. While the Company believes the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation. This settlement is subject to approval by the court, and accordingly, may change based upon the ultimate outcome.

        Consolidated results for fiscal 2002 also include the gain on the sale of the Company's investment in the Si Fang joint venture, resulting in a pretax gain of $674,000. Consolidated net income for fiscal years 2001 and 2000 included $1,116,000 and $670,000, pretax, of equity income related to the Company's investment in Si Fang, respectively.

        Revenues for the fiscal year 2002 decreased 13% to $42,059,000 this year from $48,386,000 last year. Refer to segment results below for discussion of the decrease.

        Total gross product margin as a percentage of revenues remained consistent at 39% during fiscal year 2002 and 2001. Selling, general and administrative expenses increased just over 1% to $11,897,000 this year from $11,725,000 last year due to cost reduction efforts by the Company offset by increased employee insurance costs. Engineering and development expenses decreased 7% to $4,490,000 from $4,806,000 for fiscal years 2002 and 2001, respectively primarily due to one-time costs incurred in fiscal 2001 to develop a configuration tool kit for the Company's remote terminal units used by the power industry.

        Sales to international customers decreased 12% to $13,496,000 in fiscal 2002 from $15,282,000 in fiscal 2001 but remained consistent at 32% of sales.

        At June 30, 2002, total backlog, consisting of sales orders received, was $15,002,000 compared to $21,713,000 at June 30, 2001. Excluding backlog related to the Power and Process Segment sold or committed to sale subsequent to year-end, backlog consisted of sales orders totaling approximately $5,836,000 and $13,044,000 at June 30, 2002 and 2001, respectively. The decrease was primarily due to the cancellation of $7,426,000 of orders to supply motors and optical encoders to the fiber optic telecommunications industry, which were included in the backlog at June 30, 2001. Without including the backlog related to these order cancellations in the June 30, 2001 backlog, backlog for fiscal 2002 increased 4%. There can be no assurance that the Company's backlog as of any date can be converted into revenue.

        For the year ended June 30, 2002, the Company recognized a benefit from income taxes of $320,000 compared to a provision for income taxes of $576,000 for last year. The effective income tax rate as a percentage of income before income taxes was 55% in fiscal 2002 and 22% in fiscal 2001. The difference in the effective tax rate between periods is primarily due to the impact of foreign tax rates, foreign tax jurisdiction income and loss, expenses not deductible for tax purposes and changes in the valuation allowance recorded against the Company's net deferred tax assets.

        Effective July 29, 2002, the Company sold substantially all of its Power and Process Business, and intends to focus substantially all of its resources in the motor and motion control products markets. Prior to the sale, the Company managed its business in two operating segments. Because the sale of the Power and Process Business was subject to shareholder approval (which approval was obtained on July 25, 2002), and in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," related to the presentation of discontinued operations, the assets, liabilities and operations for the Power and Process Business were not reflected as a discontinued operation as of June 30, 2002, but will be so in future reporting periods. See the information provided in Note 10 to the consolidated financial statements for further discussion. To facilitate analysis, the following represents the results of operations of the two segments (in thousands):

	For the fiscal years ended June 30,
	2002		2001		2000
	Power and Process	Motion Control	Power and Process	Motion Control	Power and Process	Motion Control
Revenue from external customers	$26,336	$15,723	$27,198	$21,188	$26,542	$18,591
Equity income and gains on sale from investments in joint ventures	833	—	1,170	—	824	—
(Loss) income before income taxes	(1,833)	842	(1,539)	3,584	(1,643)	3,139
Identifiable assets	11,390	6,127	12,142	6,532	10,620	7,134

        The following is a reconciliation of segment information to consolidated information (in thousands):

	For the fiscal years ended and as of June 30,
	2002	2001	2000
Segments' income (loss) before income taxes	$(991)	$2,045	$1,496
Corporate activities	405	527	108

Consolidated (loss) income before income taxes	$(586)	$2,572	$1,604

Segments' identifiable assets	$17,517	$18,674	$17,754
Corporate assets and eliminations	5,112	1,529	2,183

Consolidated total assets	$22,629	$20,203	$19,937

        In future periods, the results of the power and process business will be reported as results of discontinued operations, and the Motion Control Segment's results will include the results of operations of Motor Products subsequent to the acquisition date.

Motion Control Segment Results

        Pretax profit for Motion Control for fiscal 2002 was $842,000 compared to $3,584,000 last fiscal year. Revenues for the year ended June 30, 2002 decreased 26% to $15,723,000 from $21,188,000 last year. Gross margin for Motion Control was 31% for fiscal 2002 compared to 38% for fiscal 2001. In 1999, the motion control industry began to suffer from the slowdown in the economy. The continued slowdown adversely affected the revenue, gross margin and income before income taxes of the Motion Control Segment in fiscal year 2002. The decrease in gross margin was due to fixed overhead costs that cannot be reduced in direct correlation to reduced revenue. The Company responded early to these changing market conditions by reducing operating costs and developing applications for the Company's products into new markets and broader segments of existing markets. The Company's two largest industry sectors, telecommunications and semiconductor processing, have not yet begun to recover, but the Company has been successful in expanding into other industry sectors including military and automotive applications. The Company has received significant orders from these sectors during this fiscal year. During this period of economic adversity, the Company has not lost any significant customers.

        At June 30, 2002 backlog for Motion Control for fiscal 2002 decreased 55% to $5,836,000 from $13,044,000 at June 30, 2001. The decrease was primarily due to the cancellation of $7,426,000 of orders to supply motors and optical encoders to the fiber optic telecommunications industry, which were included in the backlog at June 30, 2001. Without including the backlog related to these order cancellations in the June 30, 2001 backlog, backlog for fiscal 2002 increased 4%. There can be no assurance that the Company's backlog as of any date can be converted into revenue.

        On July 30, 2002 the Company acquired 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation ("Motor Products") for $11,800,000 from Owosso Corporation, a publicly held corporation. Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment. Motor Products had revenues of $25,300,000, pretax income before corporate allocation of $1,850,000, and earnings before interest, depreciation and taxes of $2,800,000 for its fiscal year ended October 28, 2001 and total assets of $11,000,000 at October 28, 2001. Motor Products also brings $6,800,000 of sales order backlog to the Company. Motor Products will continue to operate out of Owosso, Michigan under the existing management team.

Power and Process Segment Results

        Power and Process reported a pretax loss of $1,883,000 for the year ended June 30, 2002 compared to $1,539,000 for the year ended June 30, 2001. The current year's Power and Process results include the estimated pretax charge for litigation settlement and related legal fees of $1,429,000. Without consideration of such loss, pretax loss would have been $454,000. Revenues for fiscal 2002 decreased 3% to $26,336,000 from $27,198,000 for last year. The decrease in Power and Process revenues is due to the Company's decision to shift the focus of the systems automation business to power generation and transmission automation systems and away from industrial automation applications. The new power business has not accelerated as quickly as the industrial projects have completed resulting in a significant decline in systems revenues.

        During the first quarter of the current fiscal year, the Company completed the sale of its 20% equity interest in Hathaway Si Fang Protection and Control Company, Ltd., the largest of the Chinese joint venture investments. The Power and Process Segment results include a $674,000 pretax gain on the $3,020,000 sale of Si Fang. In addition, the Segment results include $159,000 in equity income in fiscal 2002 from its remaining two joint venture investments in China, compared to $1,170,000 equity income from all joint venture investments included in fiscal 2001 (including $1,116,000 related to Si Fang).

        On July 30, 2002 the Company sold substantially all of its Power and Process segment for $6,550,000 in cash subject to certain closing adjustments. The Company will recognize a pretax gain on the sale of approximately $1,800,000, subject to settlement of the closing adjustments. The remaining assets of the Power and Process Segment relate to the calibration equipment product line. Subsequent to June 30, 2002, the Company committed to a plan to dispose of the calibrator business within one year.

Fiscal year 2001 compared to fiscal year 2000

Consolidated Results

        The Company achieved a 67% increase in net income before a restructuring charge for its fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000. Net income before the restructuring charge was $2,465,000 in fiscal year 2001, compared to net income of $1,475,000 in fiscal 2000. Net income for fiscal 2001 after the restructuring charge was $1,996,000, a 35% increase over fiscal 2000. As a result of changing business conditions in the process instrumentation business, the Company restructured the process instrumentation portion of its Power and Process segment. The restructuring, which was successfully completed during fiscal 2001, consisted of retaining a portion of the business in Dallas, moving manufacturing of two product lines from Dallas to the Company's power instrumentation manufacturing facility in Seattle and selling the remaining two product lines. A pretax charge of $587,000 was recorded related to this restructuring. Revenues increased 7% to $48,386,000 in fiscal 2001 from $45,133,000 in fiscal 2000, representing increases in both the Motion Control and the Power and Process segments.

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

Motion Control Segment Results

        Revenues from the Motion Control segment for the year ended June 30, 2001 increased 14% to $21,188,000 from $18,591,000 for the year ended June 30, 2000. Pretax profit for Motion Control for fiscal 2001 was $3,584,000 compared to $3,139,000 for fiscal 2000, a 14% increase. The increase in revenues and pretax profits is primarily due to the segment's success in providing products for specialty applications in OEM programs in numerous industry sectors including the telecommunications, semiconductor and industrial automation industries.

Power and Process Segment Results

        The Power and Process segment reported revenues for fiscal 2001 of $27,198,000 compared to revenues of $26,542,000 in fiscal 2000, a 2% increase. The segment recorded a $952,000 pretax loss before the restructuring charge compared to a pretax loss of $1,643,000 in fiscal 2000, a 42% improvement. The reported pretax loss for fiscal 2001 was $1,539,000. Sales order backlog for Power and Process orders was $8,669,000 at June 30, 2001 which is down 25% from June 30, 2000—primarily reflecting a decline in backlog of large process systems projects partially offset by an increase in power instrumentation and systems backlog reflecting the Company's shift of focus to automation and communications products for the power industry and away from large process system projects.

        Equity income from investments in joint ventures increased to $1,170,000 in fiscal 2001 from $698,000 in fiscal 2000. This increase was due to the continued success of the Si Fang joint venture which supplies digital relays in China. During fiscal years 2001 and 2000, the Company recognized equity income from Si Fang of $1,116,000 and $670,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) increased $2,367,000 during the year to a balance of $4,278,000 at June 30, 2002. Operating activities generated $552,000, $815,000 and $440,000 of cash in fiscal years 2002, 2001 and 2000, respectively primarily reflecting net loss or income adjusted for non-cash charges and working capital changes.

        Cash of $2,117,000 was generated by investing activities in fiscal year 2002 while $908,000 and $1,109,000 was used by investing activities in fiscal 2001 and 2000, respectively. The 2002 cash generated includes $3,020,000 cash received from the sale of Si Fang. Cash uses primarily reflect the purchases of property and equipment.

        Financing activities used cash of $411,000 and $864,000 in fiscal years 2002 and 2001, respectively, and generated cash of $1,186,000 in fiscal year 2000. During fiscal year 2002, $553,000 of cash was used to pay off the line of credit. This was offset by proceeds from repayments on loans receivable from the Employee Stock Ownership Plan of $27,000 and proceeds from employee stock purchases of $235,000. In fiscal year 2001, the Company made net repayments of $993,000 to the line of credit, offset by $75,000 of cash received from the Employee Stock Ownership Plan loan and $149,000 received for employee stock purchases. In fiscal year 2000, cash was generated by proceeds from the exercise of employee stock options, as well as increased net borrowings on the line-of-credit.

        At June 30, 2002, the Company had no bank debt, compared with $553,000 and $1,546,000 at the end of fiscal 2001 and 2000, respectively. The debt represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon). The Agreement is subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notifies the other of its intention to terminate the Agreement at least sixty days before the next maturity date. The Agreement was renewed on May 7, 2002. Borrowings on the loan were restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 2002, 85% of the Company's eligible receivables exceeded the maximum loan amount, therefore, the Company could borrow up to the Maximum Credit Limit of $3,000,000.

        The line-of-credit bears interest at Silicon's prime borrowing rate (prime rate, 4.75% at June 30, 2002) plus 1.5%. The interest rate is adjustable on a quarterly basis to prime rate plus 2% if the Company incurs a net loss greater than $750,000 in each previous twelve-month rolling period. In addition to interest, the loan bears a monthly unused line fee at 0.0625% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee is also adjustable on a quarterly basis to 0.125% if the Company incurs a net loss greater than $750,000 in each previous twelve-month rolling period.

        The line-of-credit is secured by all assets of the Company. The Agreement prohibits the Company from paying dividends without prior approval and requires that the Company maintain compliance with certain covenants related to tangible net worth. At June 30, 2002, the Company was in compliance with such covenants.

        Subsequent to year-end, the Company and Silicon amended the Agreement to increase the Maximum Credit Limit on the line-of-credit to $4,000,000 and to add an additional $1,750,000 term loan to the Agreement.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The Agreement matures on September 10, 2003. The interest rate on the line-of-credit is equal to the prime rate plus 1.5%. The interest rate is adjustable on a quarterly basis to prime rate plus 1% if the Company achieves a Quick Ratio (cash and cash equivalents to current liabilities) for two consecutive fiscal quarters of greater than or equal to 1.20 to 1.00 but less than 1.50 to 1.00. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.50 to 1.00, the interest rate will be adjusted to prime rate plus 0.75%. If the interest rate is so reduced and the Company's Quick Ratio deteriorates, the interest rate will be increased in accordance with the above parameters on a quarterly basis. In addition to interest, the line bears a monthly unused line fee at 0.375% on the difference between the amount of the Maximum Credit Limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit to fund the purchase of Motor Products.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates. The loan bears interest at 8.38%, but may be reduced on a quarterly basis. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.20 to 1.00 but less than 1.50 to 1.00, the rate will be reduced to 7.88%. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.50 to 1.00, the interest rate will be adjusted to 7.63%. If the interest rate is so reduced and the Company's Quick Ratio deteriorates, the interest rate will be increased in accordance with the above parameters on a quarterly basis. The Company borrowed $1,750,000 under this term loan on July 30, 2002 to fund the purchase of Motor Products. The term loan is being repaid in forty-two equal monthly payments of principal beginning September 1, 2002.

        Both loan facilities are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth, profitability and debt service coverage.

        On July 29, 2002 the Company sold substantially all of its Power and Process segment for $6,550,000 in cash, subject to certain closing adjustments. The Company used the proceeds from this sale, plus the $4,000,000 in new bank debt, plus cash on hand to acquire Motors Products for $11,800,000 on July 30, 2002. The Motor Product operations acquired have historically and are currently generating positive cash flows. The Company believes the acquisition will have a positive effect on the Company's liquidity and capital resources although there can be no guarantee thereof.

        Subsequent to June 30, 2002, the Company agreed to settle an environmental contamination lawsuit pursuant to which Hathaway, with other parties, was named as a defendant. The settlement, exclusive of estimated legal costs, will be paid as follows: $500,000 within 30 days after the settlement is approved by the court, $350,000 one year after the court approval and the remaining $250,000 two years after court approval. The related legal fees are expected to be paid by December 31, 2002. The settlement is subject to court approval, and therefore, the amount of the settlement will be fixed only upon such approval, and is subject to change prior to that time.

        The Company's fiscal 2003 working capital, capital expenditure and debt service requirements (including payment of the settlement discussed above) are expected to be funded from cash provided by operations, the Company's existing cash balance and amounts available under the line of credit facility.    The Company believes the capital currently available to it is sufficient for its currently anticipated needs, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing. A key component of the Company's liquidity relates to the availability of amounts under the line of credit with Silicon Valley Bank. Any lack of availability of this facility could have a material adverse impact on the Company's liquidity position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of June 30, 2002, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

        The interest payable on the Company's line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates. The line-of-credit matures in September 2003. The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. A change in the interest rate of 1% on the Company's variable rate debt would have the impact of changing interest expense by approximately $22,000 annually.

Foreign Currency Risk

        After July 29, 2002, upon the sale of the Power and Process Business, the Company had a wholly-owned subsidiary located in England. Sales from this operation are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141, including the Company's acquisition of Motor Products.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Goodwill must also be reviewed for impairment when certain events indicate that the goodwill may be impaired. Recognized intangible assets should, generally, be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because the Company has been a noncalendar year-end company, the FASB has allowed adoption of SFAS No. 142 either in fiscal year 2002 or fiscal year 2003, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142.    The Company adopted SFAS No. 142 on July 1, 2002. SFAS No. 142 will impact the Company's results of operations and financial position in future periods as goodwill resulting from its July 2002 acquisition (see Note 10 to the accompanying financial statements) will not be amortized.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on July 1, 2002). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell The adoption of SFAS No. 144 on July 1, 2002 did not have a material impact on the Company's financial position or results of operations. Because of the sale of the Power and Process Business was subject to shareholder approval (which approval was obtained on July 25, 2002), and in accordance with the provisions of SFAS No. 144 related to the presentation of discontinued operations, the assets, liabilities and operations of the Power and Process Business were not reflected as a discontinued operations as of June 30, 2002, but will be so in future reporting periods. See the information provided in Note 10 to the consolidated financial statements for further discussion.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

        The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The Company's significant accounting policies are discussed in Note 1 to the consolidated financial statements. The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. The Company uses historical experience and all available information to make these judgments and estimates. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies include:

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on historical experience and judgment based on current economic and customer-specific factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The Company's warranty obligation is based upon historical experience and is also affected by estimates of product failure rates and material usage incurred in correcting product failures. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

        The Company establishes inventory valuation allowances for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions and future demand are less favorable than those projected by management, additional inventory write-downs may be required.

        The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

        The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable. Under standards applicable at June 30, 2002, the assets must be carried at historical cost if the projected undiscounted cash flows from their use will recover their carrying amounts. However, if such projected cash flows are less than their carrying value, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair values which can involve highly subjective estimates of fair value. Depending upon future assessments of fair value, there could be impairment recorded related to goodwill.

        Some projects undertaken by the Company's wholly-owned subsidiary, Hathaway Industrial Automation, involve significant production, modification and/or customization of the software being licensed and integrated into customer processes. As a result, revenues related to these software arrangements are recognized over the course of these arrangements under the percentage-of-completion method of accounting in conformity with ARB No. 45, SOP 81-1 and SOP 97-2. Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The Company typically uses costs incurred on the arrangement as the basis to determine the percentage of work completed. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion and total estimated project costs upon completion. The judgments made in this area could: (i) have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized; and (ii) determine whether an overall loss on an arrangement is required to be recorded.

CONTRACTUAL COMMITMENTS

        For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 3 and 7 to the consolidated financial statements. At June 30, 2002, the Company's commitments under these obligations were as follows (in thousands):

Fiscal Period(1)	Operating Leases(2)	Term Loan(3)	Total
Six months ended Dec 31, 2002	$272	$167	$439
Year ended Dec 31, 2003	495	500	995
Year ended Dec 31, 2004	427	500	927
Year ended Dec 31, 2005	321	500	821
Year ended Dec 31, 2006	118	83	201

	$1,633	$1,750	$3,383

(1)
On August 15, 2002, the Board of Directors approved the change of the Company's fiscal year end from June 30 to December 31. The change will be effective December 31, 2002.

(2)
Adjusted to reflect the sale of the Power and Process business and the acquisition of Motor Products.

(3)
Amounts under the term loan were borrowed subsequent to June 30, 2002. In addition, this table assumes the Company's line of credit will be renewed annually which allows for the term loan to be repaid over a forty two month period.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Hathaway Corporation:

        We have audited the accompanying consolidated balance sheet of HATHAWAY CORPORATION (a Colorado corporation) AND SUBSIDIARIES as of June 30, 2002, and the related consolidated statements of operations, cash flows and stockholders' investment for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended June 30, 2002 of Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, cash flows and stockholders' investment and financial statement schedule of valuation and qualifying accounts for each of the two fiscal years in the period ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated July 27, 2001.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended June 30, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado,
    August 6, 2002, except as to Note 6, which is as of September 16, 2002.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June30, 2001 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
    July 27, 2001.

        The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on July 27, 2001. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to certain financial statements which are not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, stockholders and other readers may not be able to commence an action against Andersen under Section 11 of the Securities Act of 1933, or at least their ability to seek relief against Andersen may be impaired.

HATHAWAY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2002	June 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$4,278	$1,911
Restricted cash	501	346
Trade receivables, net of allowance for doubtful accounts of $494 and $496 at June 30, 2002 and 2001, respectively	7,901	7,708
Inventories, net	5,119	4,931
Deferred income taxes	1,364	229
Prepaid expenses and other	903	486

Total Current Assets	20,066	15,611
Property and equipment, net	1,934	1,781
Investment in joint ventures, net (Note 2)	288	2,459
Other	341	352

Total Assets	$22,629	$20,203

Liabilities and Stockholders' Investment
Current Liabilities:
Line-of-credit (Note 3)	$—	$553
Accounts payable	1,767	1,583
Accrued liabilities and other (Note 1)	4,570	3,345
Income taxes payable	702	380
Product warranty reserve	486	514

Total Current Liabilities	7,525	6,375
Litigation settlement, net of current portion	600	—

Total Liabilities	8,125	6,375
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares outstanding	—	—
Common stock, at aggregate stated value, authorized 50,000 shares; 5,812 and 5,719 shares issued at June 30, 2002 and 2001, respectively	100	100
Additional paid-in capital	11,688	11,230
Loans receivable for stock (Note 6)	—	(160)
Retained earnings	6,521	6,787
Accumulated comprehensive income	172	(152)
Treasury stock, at cost; 1,122 shares	(3,977)	(3,977)

Total Stockholders' Investment	14,504	13,828

Total Liabilities and Stockholders' Investment	$22,629	$20,203

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HATHAWAY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the fiscal years ended June 30,
	2002	2001	2000
Revenues	$42,059	$48,386	$45,133
Cost of products sold	25,550	29,734	28,175

Gross margin	16,509	18,652	16,958
Operating costs and expenses:
Selling, general and administrative	11,897	11,725	11,627
Engineering and development	4,490	4,806	4,274
Litigation expense (Note 7)	1,429	—	—
Restructuring charge (Note 8)	—	587	—
Amortization and other	5	57	83

Total operating costs and expenses	17,821	17,175	15,984

Operating income (loss)	(1,312)	1,477	974
Other income (expense), net:
Equity income from investments in joint ventures (Note 2)	159	1,170	698
Gain on sale of investment in joint ventures (Note 2)	674	—	126
Interest and dividend income	77	90	69
Interest expense	—	(82)	(154)
Other (expense) income, net	(184)	(83)	(109)

Total other income, net	726	1,095	630

(Loss) income before income taxes	(586)	2,572	1,604
Benefit (provision) for income taxes (Note 4)	320	(576)	(129)

Net (loss) income	$(266)	$1,996	$1,475

Basic net (loss) income per share (Note 1)	$(0.06)	$0.44	$0.34

Diluted net (loss) income per share (Note 1)	$(0.06)	$0.41	$0.31

Basic weighted average shares outstanding (Note 1)	4,644	4,493	4,341

Diluted weighted average shares outstanding (Note 1)	4,644	4,834	4,785

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HATHAWAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the fiscal years ended June 30,
	2002	2001	2000
Cash Flows From Operating Activities:
Net (loss) income	$(266)	$1,996	$1,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	754	831	890
Provision for doubtful accounts	84	150	150
Provision for obsolete inventory	674	79	—
Accrued litigation settlement and legal fees	1,300	—	—
Equity income from investments in joint ventures, net of dividends (Note 2)	(159)	(977)	(559)
Gain on sale of investment in joint venture	(674)	—	—
Deferred income tax (benefit) provision	(1,135)	372	31
Other	247	176	(144)
Changes in assets and liabilities:
(Increase) decrease in—
Trade receivables	(76)	12	(1,661)
Inventories	(747)	(530)	(1,234)
Prepaid expenses and other	(290)	(130)	182
Increase (decrease) in—
Accounts payable	134	(340)	309
Accrued liabilities and other	454	(384)	899
Income taxes payable	290	(147)	(22)
Product warranty reserve	(38)	(293)	124

Net cash provided by operating activities	552	815	440
Cash Flows From Investing Activities:
Purchase of property and equipment	(903)	(908)	(827)
Activities related to joint venture investments, net (Note 2)	3,020	—	(282)

Net cash provided by (used in) investing activities	2,117	(908)	(1,109)
Cash Flows From Financing Activities:
Changes in restricted cash	(120)	(95)	377
Repayments on line-of-credit	(553)	(1,117)	(65)
Borrowings on line-of-credit	—	124	303
Payment on loan to employee stock ownership plan	27	75	—
Sale of stock to employees through employee stock ownership plan	106	—	—
Sale of stock to employees through stock purchase plan	104	94	—
Proceeds from exercise of employee stock options	25	55	575
Purchase of treasury stock	—	—	(4)

Net cash (used in) provided by financing activities	(411)	(864)	1,186
Effect of foreign exchange rate changes on cash	109	(60)	(5)

Net increase (decrease) in cash and cash equivalents	2,367	(1,017)	512
Cash and cash equivalents at beginning of year	1,911	2,928	2,416

Cash and cash equivalents at end of year	$4,278	$1,911	$2,928

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest	$6	$94	$152
Income taxes	90	179	53

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HATHAWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Common Stock			Loans Receivable For Stock (Note 6)				Treasury Stock
			Additional Paid-in Capital		Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
	Shares	Amount						Shares	Amount
Balances, June 30, 1999	5,405	$100	$9,954	$(235)	$3,316	$154		1,122	$(3,973)
Purchase of treasury stock									(4)
Exercise of stock options	177		575
Tax benefit from disqualifying stock dispositions			65
Foreign currency translation adjustment						(120)	$(120)
Net income					1,475		1,475

Comprehensive income							$1,355

Balances, June 30, 2000	5,582	100	10,594	(235)	4,791	34		1,122	(3,977)
Exercise of stock options	29		55
Tax benefit from disqualifying stock dispositions			178
Shares issued to repurchase subsidiary stock (Note 5)	76		309
Employee stock purchase plan	32		94
Employee stock ownership plan				75
Foreign currency translation adjustment						(186)	$(186)
Net income					1,996		1,996

Comprehensive income							$1,810

Balances, June 30, 2001	5,719	100	11,230	(160)	6,787	(152)		1,122	$(3,977)
Exercise of stock options	15		25
Tax benefit from disqualifying stock dispositions			223
Reclassifcation of loan to officer (Note 6)				133
Employee stock purchase plan	45		104
Employee stock ownership plan	33		106	27
Foreign currency translation adjustment						324	$324
Net loss					(266)		(266)

Comprehensive income							$58

Balances, June 30, 2002	5,812	$100	$11,688	$—	$6,521	$172		1,122	$(3,977)

HATHAWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Hathaway Corporation (the Company) is engaged in the business of designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries, as well as motion control products to a broad spectrum of customers throughout the world. The Company operates primarily in the United States and Europe and had joint venture investments in China(Note 2).

        On July 29, 2002, the Company sold substantially all of its power and process business, and operations subsequently will primarily be related to motion control product markets. Because the sale of the Power and Process Business was subject to shareholder approval (which approval was obtained on July 25, 2002), and in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," related to the presentation of discontinued operations, the assets, liabilities and operations of the Power and Process Business were not reflected as a discontinued operation as of June 30, 2002, but will be so reflected in future reporting periods. See the information provided in Note 10.

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation ("Motor Products"). See further information provided in Note 10.

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

        Investments in joint ventures, in which the ownership is less than 50% but where the Company has the ability to exercise significant influence, are accounted for using the equity method (Note 2).

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

  Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are valued at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	June 30, 2002	June 30, 2001
Parts and raw materials, net	$2,758	$3,251
Finished goods and work-in-process, net	2,361	1,680

	$5,119	$4,931

        Reserves established for anticipated losses on excess or obsolete inventories were approximately $2,042,000 and $1,844,000 at June 30, 2002 and 2001, respectively.

  Property and Equipment

        Property and equipment is classified as follows (in thousands):

	Useful lives	June 30, 2002	June 30, 2001
Machinery, equipment, tools and dies	2-8 years	$6,307	$5,987
Furniture, fixtures and other	3-10 years	3,183	2,839

		9,490	8,826
Less accumulated depreciation and amortization		(7,556)	(7,045)

		$1,934	$1,781

        Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and leased equipment is provided, using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and any resulting gain or loss, if any, is reflected in earnings.

        Depreciation expense was approximately $754,000, $774,000 and $807,000 in fiscal years 2002, 2001 and 2000, respectively.

  Impairment of Long-Lived Assets and Intangibles

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets that are held and used in operations, the asset would be considered to be impaired if the undiscounted estimated future cash flows related to the asset did not exceed its net book value. The amount of the impairment is assessed using the asset's fair market value, which is estimated using discounted cash flows. Effective July 1, 2002, the Company adopted SFAS No. 142, which changes the manner in which goodwill impairments are determined, as discussed below.

  Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 36 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.

  Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	June 30, 2002	June 30, 2001
Compensation and fringe benefits	$1,957	$1,617
Deferred revenue	612	621
Commissions	477	552
Litigation and legal fees (Note 7)	829	84
Other accrued expenses	695	471

	$4,570	$3,345

  Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Revenues and expenses are translated at average rates prevailing during the period. The resulting translation adjustments are recorded in the other comprehensive income component of stockholders' investment in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

        The Company's other businesses generally recognize revenue when products are delivered or shipped (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectibility is reasonably assured.

  Basic and Diluted Income per Share

        Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method. In fiscal year 2002, stock options to purchase 141,910 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share since the results would have been anti-dilutive. Outstanding options totaling 341,962 and 444,316 had a dilutive effect for fiscal years 2001 and 2000, respectively.

        Basic (loss) income per share has been computed as follows (in thousands, except per share data):

	For the fiscal years ended June 30,
	2002	2001	2000
Numerator:
Net (loss) income	$(266)	$1,996	$1,475
Denominator:
Weighted average outstanding shares	4,644	4,493	4,341

Basic net (loss) income per share	$(0.06)	$0.44	$0.34

        Diluted (loss) income per share has been computed as follows (in thousands, except per share data):

	For the fiscal years ended June 30,
	2002	2001	2000
Numerator:
Net (loss) income	$(266)	$1,996	$1,475
Denominator:
Weighted average outstanding shares	4,644	4,834	4,785

Diluted net (loss) income per share	$(0.06)	$0.41	$0.31

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

  Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the line-of-credit approximates its fair value because the underlying instrument is a variable rate note that reprices frequently.

  Income Taxes

        The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. A valuation allowance may be provided to the extent deemed more likely than not that deferred tax assets will not be realized. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences and operating loss and tax credit carryforwards, net of valuation allowances, as of June 30, 2002.

  Concentration of Credit Risk

        During fiscal 2002, 2001 and 2000, no single customer accounted for more than 10% of the Company's consolidated revenue or its trade receivables balance. Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers' financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary.

  Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for any future business combinations in accordance with SFAS No. 141, including the Company's purchase of the Motor Products business in July 2002.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Goodwill must also be reviewed for impairment when certain events indicate that the goodwill may be impaired. Recognized intangible assets should, generally, be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets to Be Disposed Of.". Because the Company has been a non-calendar year-end company, the FASB has allowed adoption of SFAS No. 142 either in fiscal year 2002 or fiscal year 2003, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142.     The Company adopted SFAS No. 142 on July 1, 2002. SFAS No. 142 will impact the Company's results of operations and financial position in future periods as goodwill resulting from its July 2002 acquisition (see Note 10) will not be amortized.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on July 1, 2002). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 on July 1, 2002 did not have a material impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to

Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company's financial position or results of operations.

  Reclassifications

        Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on net income or stockholders' investment as previously reported.

2. INVESTMENTS IN JOINT VENTURES

        The Company had three joint venture investments in China—a 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), a 25% interest in Zibo Kehui Electric Company Ltd. (Kehui) and a 40% interest Hathaway Power Monitoring Systems Company, Ltd. (HPMS). The Company sold its investment in Si Fang on July 5, 2001 and its investments in Kehui and HPMS on July 29, 2002.    Si Fang designs, manufactures and sells a new generation of digital protective relays, control equipment and instrumentation products for substations in power transmission and distribution systems in China and is now the largest Chinese supplier of digital relays in China. Kehui designs, manufactures and sells cable and overhead fault location products, Supervisory Control and Data Acquisition (SCADA) systems and other test instruments within the China market. HPMS manufactures and sells, instrumentation products designed by the Company to electric power companies in China.

        The Company accounted for its investments in the Chinese joint ventures using the equity method of accounting. At the time of the original investments in the Chinese joint ventures and through fiscal 1997, the Company determined that due to the start-up nature of the entities, their untested products and political uncertainty in China, the realization of the initial investments and subsequent earnings (which were not significant) was uncertain; and, therefore, the Company wrote down its investments in these joint ventures to their then-estimated fair value.

        The operations of these joint ventures have continued to mature, their products have gained significant acceptance, and they have achieved profitability. Because of sustained positive operating results, offset by the Company's concerns of political and business uncertainty in China, the Company recognized 100% of its share of equity in income from these joint ventures in fiscal 2002 and a portion of its share of equity income in fiscal 2001 and 2000. The total equity income recognized was $159,000, $1,170,000 and $698,000 in fiscal years 2002, 2001 and 2000, respectively. These amounts are included in equity income from investments in joint ventures in the accompanying consolidated statements of operations and reflect the Company's share of earnings, net of write-downs, from the joint ventures' operating results for the years ended December 31.

        At June 30, 2002, the Company's investments and ownership interests in these joint ventures are as follows (in thousands):

	Ownership Interest	Investment	Cumulative Share of Income (Through Dec. 31, 2001)	Cumulative Dividends Received	Cumulative Write-downs	Balance at June 30, 2002
Kehui	25%	$100	$436	$(28)	$(298)	$210
HPMS	40%	140	155	—	(217)	78

		$240	$591	$(28)	$(515)	$288

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

        On July 5, 2001, the Company sold its 20% equity interest in Si Fang for $3,020,000 in cash. The sale became effective upon receipt of the net proceeds in U.S. dollars and the required approvals from the State Administration of Foreign Exchange in China. The Company sold its interest to Beijing Si Fang Tongchuang Protection and Control Co., Ltd. (Tongchuang), a Chinese company. Prior to the sale, Tongchuang held a 22% interest in Si Fang. The Company recorded a pretax gain on the sale, net of selling costs, of $674,000. The gain is included in other income in the accompanying consolidated 2002 statement of operations.

        Prior to the sale, the Company's net cash investment in Si Fang was $39,000. This consisted of the original acquisition of a 25% interest in Si Fang in 1994 for $175,000, subsequent capital contributions made and proceeds received in two partial sale transactions, netting to an additional $317,000 investment and dividends received of $453,000. Through the date of sale, the Company had recognized equity income of $2,291,000 and gain on sales of $175,000. During fiscal years ended June 30, 2001 and 2000, the Company recognized equity income of $1,116,000 and $670,000, respectively, related to Si Fang.

        Summarized financial information for Si Fang as of and for the years ended December 31, 2000 and 1999 (Si Fang is on a calendar fiscal year) is presented as follows (in thousands):

	As of and For the Year Ended December 31, 2000	As of and For the Year Ended December 31, 1999
Current assets	$34,722	$25,539
Non-current assets	14,869	4,785
Current liabilities	27,596	20,239
Non-current liabilities	6,024	—
Revenues	48,363	32,959
Gross profit	12,736	6,834
Net income before income taxes	6,291	3,940
Net income	5,580	3,352

        Summarized financial information for Kehui and for HPMS is not presented because it is not significant relative to the Company's consolidated financial statements. On July 29, 2002, the Company sold its investments in Kehui and HPMS as part of the sale of its Power and Process Business (Note 10).

3. DEBT

        On May 7, 1998, the Company entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon) which was to mature on May 7, 2003. The Agreement was subject to automatic and continuous annual renewal for successive additional terms of one year each unless either party notified the other of its intention to terminate the Agreement at least sixty days before the next maturity date. Borrowings on this line-of-credit were restricted to the lesser of $3,000,000 or 85% of the Company's eligible receivables (Maximum Credit Limit). As of June 30, 2002, 85% of the Company's eligible receivables exceeded the maximum loan amount and there was no outstanding loan balance; therefore the $3,000,000 Maximum Credit Limit was available for borrowing at that date.

        The line-of-credit bears interest at Silicon's prime borrowing rate (prime rate) (4.75% at June 30, 2002) plus 1.5%. The interest rate was adjustable on a quarterly basis to prime rate plus 2% if the Company incurred a net loss greater than $750,000 for each previous twelve-month rolling period. In addition to interest, the line bore a monthly unused line fee at 0.0625% of the Maximum Credit Limit less the average daily balance of the outstanding loan during a month. The unused line fee was also adjustable on a quarterly basis to 0.125% if the Company incurred a net loss greater than $750,000 for each previous twelve-month rolling period. The debt was secured by all of the assets of the Company. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth and prohibits the Company from paying dividends without prior approval. At June 30, 2002, the Company was in compliance with such covenants.

  Amendments to Long-Term Financing Agreement

        On July 30, 2002, the Company and Silicon amended the Agreement to increase the Maximum Credit Limit on the line-of-credit to $4,000,000. An additional $1,750,000 term loan was also added to the Agreement.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The Agreement matures on September 10, 2003. The interest rate on the line-of-credit is equal to Silicon's prime borrowing rate (4.75% at July 30, 2002) plus 1.5%. The interest rate may be adjusted on a quarterly basis to prime rate plus 1% if the Company achieves a Quick Ratio (cash and cash equivalents to current liabilities) for two consecutive fiscal quarters of greater than or equal to 1.20 to 1.00 but less than 1.50 to 1.00. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.50 to 1.00, the interest rate will be adjusted to prime rate plus 0.75%. If the interest rate is so reduced and the Company's Quick Ratio deteriorates, the interest rate will be increased in accordance with the above parameters on a quarterly basis. In addition to interest, the line bears a monthly unused line fee at 0.375% on the difference between the amount of the Maximum Credit Limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit in connection with the purchase of Motor Products.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates. The loan bears interest at 8.38%, but may be adjusted on a quarterly basis. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.20 to 1.00 but less than 1.50 to 1.00, the interest rate will be reduced to 7.88%. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.50 to 1.00, the interest rate will be adjusted to 7.63%. If the interest rate is so reduced and the Company's Quick Ratio deteriorates, the interest rate will be increased in accordance with the above parameters on a quarterly basis. The Company borrowed $1,750,000 under this term loan on July 30, 2002 in connection with the purchase of Motor Products.

        The loans are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth, profitability and debt service coverage.

4. INCOME TAXES

        The benefit (provision) for income taxes is based on income (loss) before income taxes as follows (in thousands):

	For the fiscal years ended June 30,
	2002	2001	2000
Domestic	$(1,782)	$2,231	$1,918
Foreign	1,196	341	(314)

(Loss) income before income taxes	$(586)	$2,572	$1,604

        Components of the benefit (provision) for income taxes are as follows (in thousands):

	For the fiscal years ended June 30,
	2002	2001	2000
Current benefit (provision):
Domestic	$(310)	$(204)	$(117)
Foreign	(505)	—	19

Total current benefit (provision)	(815)	(204)	(98)
Deferred benefit (provision)—domestic	1,135	(372)	(31)

Benefit (provision) for income taxes	$320	$(576)	$(129)

        The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the fiscal years ended June 30,
	2002	2001	2000
Tax benefit (provision) computed at statutory rate	$199	$(874)	$(545)
State tax, net of federal benefit	33	(87)	(99)
Nondeductible expenses and goodwill amortization	(42)	(119)	(14)
Impact of foreign tax rates and credits	48	—	—
Adjustments to prior year accruals*	—	312	—
Change in valuation allowance	50	186	561
Other	32	6	(32)

Benefit (provision) for income taxes	$320	$(576)	$(129)

*
Adjustments relate to the successful resolution of certain income tax related issues.

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	June 30, 2002	June 30, 2001
Allowances and other accrued liabilities	$1,389	$983
Investment in joint ventures	(26)	(530)
Tax credit carryforwards	338	236
Other	87	14
Valuation allowance	(424)	(474)

Net deferred tax asset	$1,364	$229

        The Company was entitled to a deduction for tax purposes related to the exercise of employee stock options during fiscal 2000 that resulted in a domestic operating loss carryforward for tax purposes. The loss carryforward was fully utilized during 2002. A benefit for income taxes was not recorded upon realization of the related loss carryforward. The Company has domestic tax credit carryforwards of $338,000 expiring in 2004 through 2008.

        Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at June 30, 2002. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset, net of valuation allowances as of June 30, 2002.

5.    STOCK COMPENSATION

  Hathaway Corporation Stock Option Plan

        At June 30, 2002, there were no shares of common stock available for grant under the Company's stock option plans. As of June 30, 2002, 112,360 options were granted in excess of the shares authorized under the stock option plans. The Company accounts for the over-issued stock options using variable plan accounting. Variable plan accounting requires the Company to recognize the difference between the fair market value of the stock at June 30, 2002 and the exercise price of the excess options issued as compensation expense, to the extent that the fair market value exceeds the exercise price. Because the fair market value of the Company's stock at June 30, 2002 ($2.50) was less than exercise price of the options ($2.62), there was no compensation expense related to these options during fiscal year 2002. However, the Company is required to periodically re-measure the value of the outstanding options based upon the then-current fair market value of the underlying common stock. It is reasonably possible that the future changes in the fair value of the common stock could result in significant non-cash charges to earnings. The Company will request approval from its shareholders for an additional 400,000 options to become available for grant under the stock option plans at the Company's annual shareholder meeting on October 24, 2002. At that time, upon shareholder approval, the option grants would be considered "fixed," and compensation cost, if any, would be measured, fixed and recognized over the vesting period of the options.

        Under the terms of the plans, options may not be granted at less than 85% of fair market value. However, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

        In conjunction with the acquisition of HIA during fiscal 1997, the Company granted options for 125,000 shares of the Company's common stock to certain key management personnel of HIA with accelerated vesting schedules dependent on meeting certain performance criteria. At June 30, 2002, options to purchase 54,000 shares remain outstanding. The options vest during fiscal 2004.

        In conjunction with the sale of the Power and Process Business, all options held by employees of the business sold became immediately exercisable and expired on the closing date of the sale or thirty days later. All unexercised options on the expiration dates were forfeited and became eligible for future grants by the Company. Subsequent to June 30, 2002, options to purchase 125,993 shares were exercised and options to purchase 342,174 shares were forfeited by employees of the business sold.

        Option activity in fiscal years 2000, 2001 and 2002 was as follows:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 1999	819,004	$2.87	371,866	$3.36
Granted	164,000	$1.81
Forfeited	(144,400)	$3.48
Exercised	(177,101)	$3.25

Outstanding at June 30, 2000	661,503	$2.37	410,800	$2.49
Granted	452,700	$5.43
Forfeited	(32,936)	$3.75
Exercised	(28,630)	$1.93

Outstanding at June 30, 2001	1,052,637	$3.66	460,857	$2.36
Granted	415,960	$2.93
Forfeited	(18,600)	$4.25
Exercised	(15,000)	$1.62

Outstanding at June 30, 2002	1,434,997	$3.46	680,814	$3.07

        Exercise prices for options outstanding and exercisable at June 30, 2002 are as follows:

	Range of Exercise Prices			Total
	$1.13 - $2.13	$2.62 - $3.88	$4.31 - $6.72	$1.13 - $6.72
Options Outstanding:
Number of options	331,467	655,630	447,900	1,434,997
Weighted average exercise price	$1.74	$3.01	$5.39	$3.46
Weighted average remaining contractual life	3.5 years	3.9 years	5.2 years	4.2 years
Options Exercisable:
Number of options	287,234	235,280	158,300	680,814
Weighted average exercise price	$1.75	$3.16	$5.33	$3.07

        Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the fiscal years ended June 30,
	2002	2001	2000
Risk-free interest rate	3.9%	5.9%	6.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years
Expected volatility	120.7%	89.5%	81.9%

        Using the fair value method of SFAS No. 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	For the fiscal years ended June 30,
	2002	2001	2000
Actual net (loss) income	$(266)	$1,996	$1,475
Pro forma net (loss) income	$(1,005)	$1,364	$1,444
Actual basic net income (loss) per share	$(0.06)	$0.44	$0.34
Pro forma basic net income (loss) per share	$(0.21)	$0.30	$0.33
Actual diluted net income (loss) per share	$(0.06)	$0.41	$0.31
Pro forma diluted net income (loss) per share	$(0.21)	$0.28	$0.30

        The weighted average fair value of options granted during fiscal years 2002, 2001 and 2000 was $2.57, $4.19 and $0.79, respectively. The total fair value of options granted was $1,069,000, $1,897,000 and $130,000 in fiscal years 2002, 2001 and 2000, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

        Option activity for the Emoteq plan during fiscal years 2001 and 2000 was as follows:

	Number of Shares		Weighted Average Exercise Price
	Time Vested	Performance Vested	Time Vested	Performance Vested
Outstanding at June 30, 1999	91,000	187,917	$1.51	$1.54
Granted	83,118	—	3.43	—
Forfeited	(6,000)	(132,399)	1.37	1.55

Outstanding at June 30, 2000	168,118	55,518	2.46	1.51
Exercised	(168,118)	(55,518)	2.46	1.51

Outstanding at June 30, 2001	—	—	—	—

        Prior to the exercise of the Emoteq stock options, the Company accounted for the performance vested options under variable plan accounting. The Company recognized $21,000 in compensation expense for the fiscal year ended June 30, 2000 related to the 55,518 performance options.

6. LOANS RECEIVABLE FOR STOCK

        The Company's loans receivable balance at June 30, 2002 was $133,000 from an Officer of the Company. The loan relates to the purchase of Company common stock and is included in Prepaid Expenses and Other on the accompanying consolidated balance sheet at June 30, 2002 as the note was repaid in full on September 16, 2002, with cash. The Company's loans receivable balance of $160,000 at June 30, 2001 is comprised of a loan receivable for $27,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and $133,000 from an Officer of the Company.

        The loans relate to the purchase of Company common stock and are reflected in the accompanying consolidated balance sheet at June 30, 2001 as an offset to stockholders' investment.

        The Plan allows eligible Company employees to participate in ownership of the Company. The June 30, 2001 $27,000 receivable represented the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal year 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note bears interest at an annual rate of 9.23% and matured May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in fiscal years 2002, 2001, and 2000) or ii) the annual interest payable on the note. Company contributions to the Plan were $37,000 in 2002, $133,000 in 2001 and $84,000 in 2000. The Company's contribution for 2001 was made on August 16, 2001 and was used to pay off the entire principal and interest due on the loan and purchase 33,095 newly issued shares of common stock of the Company.

        The loan from an Officer of the Company represented the principal balance of a loan made in fiscal year 1994 to the Chief Executive Officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan was full-recourse and bears interest at a current interest rate. The loan was repaid in full in cash on September 16, 2002, and therefore, was reclassified from a reduction to stockholders' investment to other current assets in the accompanying consolidated balance sheet as of June 30, 2002.

7. COMMITMENTS AND CONTINGENCIES

  Leases

        At June 30, 2002, the Company maintains leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Fiscal Period(1)	Total	Excluding Power and Process Business(2)
Six months ended Dec 31, 2002	$576	$272
Year ended Dec 31, 2003	1,105	495
Year ended Dec 31, 2004	1,060	427
Year ended Dec 31, 2005	855	321
Year ended Dec 31, 2006	537	118
Thereafter	1,337	—

	$5,470	$1,633

(1)
On August 15, 2002, the Board of Directors approved the change of the Company's fiscal year end from June 30 to December 31. The change will be effective December 31, 2002.

(2)
Adjusted to reflect the sale of the Power and Process business.

        Rental expense was $1,144,000, $1,027,000 and $1,126,000 in fiscal years 2002, 2001 and 2000, respectively. Excluding rent expense related to the Power and Process business, rent expense was $531,427, $557,427 and $459,680 in fiscal years 2002, 2001 and 2000, respectively.

  Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount of salary that could be required to be paid under these contracts, if such events occur, totaled approximately $2,285,000 as of June 30, 2002. In addition to salary, severance benefits include the cost of life, disability, accident and health insurance for 24 months, a pro-rata calculation of bonus for the current year and a gross-up payment for all federal, state and excise taxes due on the severance payment.

  Consulting Agreement

        Effective September 1, 1998, the Company entered into a consulting agreement (Consulting Agreement) with the Chairman of the Board of Directors who is a major shareholder. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During fiscal years 2002 and 2001 there was no compensation paid to the Chairman of the Board under the Consulting Agreement and the amount paid for fiscal year 2000 was $66,000.

  Stock Repurchase Program

        Under an employee stock repurchase program approved by the Board of Directors, the Company may repurchase its common stock from its employees at the current market value. The Company's Agreement with Silicon limits employee stock repurchases to $125,000 per fiscal year. Under Colorado law enacted in July 1994, repurchased shares of capital stock are considered authorized and unissued shares and have the same status as shares that have never been issued. The number of shares repurchased under the program was zero, zero and 263 shares for fiscal years 2002, 2001 and 2000, respectively.

  Litigation

        In 2001, the Company was named, with other parties, as a defendant in an environmental contamination lawsuit. Subsequent to June 30, 2002, the Company agreed to settle this lawsuit. Accordingly, as of June 30, 2002, an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000, net of tax) was recorded. The lawsuit relates to property that was occupied by the Company's Power business over thirty-seven years ago. While the Company believes the suit was without merit, it agreed to the settlement to eliminate the future costs of defending itself and the uncertainty and risks associated with litigation. The settlement, exclusive of legal costs, will be paid as follows: $500,000 within 30 days after the settlement is approved by the court, $350,000 one year after the court approval and the remaining $250,000 two years after court approval. The current portion of the estimated liability (829,000) is included in Accrued Liabilities and Other while the non-current portion ($600,000) is include in Litigation Settlement, net of current portion in the accompanying consolidated balance sheet as of June 30, 2002. The settlement is subject to approval by the court, and accordingly, may change based upon the ultimate outcome. Revisions to the amount and/or classification of this liability will be made as subsequent circumstances warrant.

        The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

8. RESTRUCTURING CHARGE

        As a result of changing business conditions in the process instrumentation business, the Company restructured its process instrumentation operations in Dallas. The restructuring consisted of retaining a portion of the business in Dallas, moving the manufacturing of two products lines to its power instrumentation manufacturing facility in Seattle and selling the remaining two product lines. The costs associated with the restructuring were $587,000 for the fiscal year 2001, which includes $282,000 of employee termination expenses related to 15 employees, and closure and moving costs of $305,000. All restructuring costs were incurred and paid as of June 30, 2001.

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

        On July 30, 2002, the Company purchased Motor Products, which will be a component of the motion control business (see Note 10).

  Power and Process Business

        Hathaway's complete line of power instrumentation products helps ensure that electric utilities provide high quality service to consumers of electricity. The power products group produces a range of products designed exclusively for the power industry worldwide. Hathaway's equipment assists the electric power system operators in operating and maintaining proper system performance. The products, which are used to monitor and control the power generation, transmission and distribution processes, include fault recording products, fault location products, condition monitoring (circuit breaker) products and remote terminal units for SCADA systems.

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

        On July 29, 2002, the Company sold substantially all of its Power and Process Business (Note 10).

        The following provides information on the Company's segments (in thousands):

	For the fiscal years ended June 30,
	2002		2001		2000
	Power and Process	Motion Control	Power and Process	Motion Control	Power and Process	Motion Control
Revenue from external customers	$26,336	$15,723	$27,198	$21,188	$26,542	$18,591
Equity income and gain on sale from investments in joint ventures	833	—	1,170	—	824	—
(Loss) income before income taxes	(1,833)	842	(1,539)	3,584	(1,643)	3,139
Identifiable assets	11,390	6,127	12,142	6,532	10,620	7,134

        The following is a reconciliation of segment information to consolidated information (in thousands):

	For the fiscal years ended and as of June 30,
	2002	2001	2000
Segments' income (loss) before income taxes	$(991)	$2,045	$1,496
Corporate activities	405	527	108

Consolidated (loss) income before income taxes	$(586)	$2,572	$1,604

Segments' identifiable assets	$17,517	$18,674	$17,754
Corporate assets and eliminations	5,112	1,529	2,183

Consolidated total assets	$22,629	$20,203	$19,937

        The Company's wholly-owned foreign subsidiaries in the United Kingdom are included in the accompanying consolidated financial statements. Financial information for the foreign subsidiaries is summarized below (in thousands):

	For the fiscal years ended and as of June 30,
	2001	2000	1999
Revenues derived from foreign subsidiaries	$8,587	$7,223	$5,632
Identifiable assets	5,819	3,927	3,078

        Sales to international customers were $13,496,000, $15,282,000 and $11,577,000 in fiscal years 2002, 2001 and 2000, respectively.

10. SUBSEQUENT EVENTS

  Sale of Power and Process Business

        On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI) for $6,550,000 in cash, subject to certain closing adjustments, plus the assumption of certain related liabilities. Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation, a publicly traded corporation under the symbol DHR. The Company will recognize a pretax gain on the sale of approximately $1,800,000 (subject to settlement of the closing adjustments) during the quarter ended September 30, 2002. The power and process business was comprised of power instrumentation products, systems and automation products, and process instrumentation products. It also included investments in two China joint ventures; a 25% interest in Kehui and a 40% interest in HPMS. Because the sale of the Power and Process Business was subject to shareholder approval (which approval was obtained on July 25, 2002), and in accordance with the provisions of SFAS No. 144 related to the presentation of discontinued operations, the assets, liabilities and operations of the Power and Process Business were not reflected as a discontinued operation as of June 30, 2002, but will be so reflected in future reporting periods.

        The remaining assets of the Power and Process Segment relate to the calibration equipment product line. Subsequent to June 30, 2002, the Company committed to a plan to dispose of the calibrator business within one year.

  Motor Products Acquisition

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation ("Motor Products") from Owosso Corporation, a publicly held corporation, for $11,800,000. The Company paid $11,500,000 in cash at closing and $300,000 is payable six months after closing. Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

        The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The preliminary net purchase price allocation, which is subject to adjustment after further evaluation of the fair value of the assets acquired and liabilities assumed, was as follows (in thousands):

Trade receivables	$2,947
Inventories	2,375
Property, plant and equipment, intangibles, goodwill and other non-current assets	11,518
Accrued liabilities and other current liabilities	(2,200)
Other liabilities	(2,840)

Net purchase price	$11,800

        The Company is currently in the process of determining the fair value of assets purchased and liabilities assumed and allocating the total purchase price to the tangible and intangible assets acquired. The results of operations from Motor Products subsequent to July 31, 2002 will be included in the Company's results of operations. Included in non-current assets above is an estimated amount of $4,400,000 for goodwill (subject to adjustment after further evaluation), all of which will be deductible for tax purposes. The remaining non-current assets will be amortized over an average life of approximately five years.

  Unaudited Pro Forma Information

        The following presents the Company's unaudited pro forma financial information for the fiscal years ended June 30, 2002, 2001 and 2000. The pro forma statements of operations give effect to the sale of the Company's Power and Process Business and the acquisition of Motor Products as if they had occurred at the beginning of each fiscal year.

        The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had these transactions actually occurred on the dates presented or to project the Company's results of operations or financial position for any future period. The gain on the sale of the Power and Process Business is not reflected in the pro forma financial information as it is a non-recurring item.

	For the fiscal years ended June 30,
	2002	2001	2000
Revenues	$39,368	$50,291	$48,188
Gross margin	8,160	13,032	12,830
Operating (loss) income	(1,732)	4,081	4,224
Net (loss) income	$(1,693)	$2,333	$2,321
	As of June 30,
	2002	2001
Cash and cash equivalents	$6,290	$4,380
Accounts receivable, net	5,861	6,205
Inventories, net	4,509	5,240
Other current assets	1,911	540
Property, plant and equipment, intangibles, goodwill and other non-current assets	13,168	13,230

Total assets	$31,739	$29,595

Current liabilities	$8,609	$7,613
Note payable	4,000	4,000
Other long term liabilities	3,440	2,840

Total liabilities	16,049	14,453

Stockholders' investment	15,690	15,142

Total liabilities and stockholders' investment	$31,739	$29,595

  Change in Fiscal Year End

        On August 15, 2002, the Board of Directors approved the change of the Company's fiscal year end from June 30 to December 31. The change will be effective December 31, 2002. The Company will report the six-month transition period on its Form 10-K dated December 31, 2002.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in fiscal years 2002 and 2001 is as follows (in thousands, except per share data):

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,105	$10,659	$11,388	$10,907
Operating (loss) income	(883)	109	298	(836)
Net (loss) income	(238)	75	307	(410)
Basic net (loss) income per share	(0.05)	0.02	0.07	(0.09)
Diluted net (loss) income per share	(0.05)	0.02	0.06	(0.09)
2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,333	$13,166	$11,313	$12,574
Operating income (loss)	(54)	754	(16)	793
Net income (loss)	9	771	260	956
Basic net income (loss) per share	0.00	0.17	0.06	0.21
Diluted net income (loss) per share	0.00	0.16	0.05	0.20

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There were no disagreements with either KPMG, LLP or Arthur Andersen, LLP on accounting and financial disclosure matters.

        On July 17, 2002, the Company replaced Arthur Andersen LLP ("Arthur Andersen") as the principal accountant for the Company and its affiliates. For the past two fiscal years, the reports of Arthur Andersen on the Company's consolidated financial statements did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to replace Arthur Andersen was approved by the Company's Board of Directors.

        In connection with the audits of the Company's financial statements for each of the two most recent fiscal years ending June 30, 2000 and June 30, 2001 and in the subsequent interim period preceding Arthur Andersen's replacement, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make references to the matter in its reports. For a complete discussion, refer to the Form 8-K filed by the Company on July 18, 2002.

        On July 17, 2002, the Company engaged as its new principal accountant KPMG LLP ("KPMG") for the fiscal year ending June 30, 2002. The decision to retain KPMG LLP was approved by the Company's Board of Directors upon the recommendation of its Audit Committee. During the two most recent fiscal years and through the date of their appointment, the Company has not consulted with KPMG on matters of the type contemplated by Item 304 (a) (2) (i) and (ii) of Regulation S-K.

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

Item 13. Certain Relationships and Related Transactions.

        Effective September 1, 1998, the Company entered into a Consulting Agreement with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major shareholder of the Company. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During fiscal year 2002, the Company made no payments to Mr. Prince under the Consulting Agreement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001.

b)
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended June 30, 2002.

c)
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended June 30, 2002.

d)
Consolidated Statements of Stockholders' Investment for each of the fiscal years in the three-year period ended June 30, 2002.

e)
Notes to Consolidated Financial Statements.

f)
Reports of Independent Auditors and Public Accountants.

  2.
  Financial Statement Schedules

  II.
  Valuation and Qualifying Accounts.

  3.
  Exhibits

Exhibit No.	Subject	Page
3.1	Restated Articles of Incorporation.	*
3.2	Amendment to Articles of Incorporation dated September 24, 1993.	*
3.3	By-laws of the Company adopted August 11, 1994.	*
10.1
	Severance Agreement dated June 15, 1989 between Hathaway Corporation and Richard D. Smith. Incorporated by reference to Exhibit 10n(ii) to the Company's 1989 annual Report and Form 10-K for the fiscal year ended June 30, 1989.	*
10.2	The 1989 Incentive and Non-Qualified Stock Option Plan dated January 4, 1989. Incorporated by reference to the Company's Form S-8 filed October 25, 1990.	*
10.3
	Joint Venture Agreement between Zibo Kehui Electric Company and Hathaway Instruments Limited, for the establishment of Zibo Kehui Electric Company Ltd., dated July 25, 1993. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended June 30, 1994.	*
10.4	Promissory Note from Richard D. Smith to Hathaway Corporation dated October 26, 1993. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 1994.	*
10.5
	Joint Venture Contract between Si Fang Protection and Control Company Limited and Hathaway Corporation for the establishment of Beijing Hathaway Si Fang Protection and Control Company, Ltd., dated March 2, 1994. Incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 1994.	*
10.6
	Joint Venture Contract between Wuhan Electric Power Instrument Factory, Beijing Huadian Electric Power Automation Corporation and Hathaway Corporation for the establishment of Hathaway Power Monitoring Systems Company, Ltd., dated June 12, 1995. Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended June 30, 1995.	*
10.7
	Technology License Contract between Wuhan Electric Power Instrument Factory and Beijing Huadian Electric Power Automation Corporation on behalf of Hathaway Power Monitoring Systems Company, Ltd. and Hathaway Corporation dated June 12, 1995. Incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended June 30, 1995.	*

10.8
	Supplementary Agreement between Wuhan Electric Power Instrument Factory, Beijing Huadian Electric Power Automation Corporation and Hathaway Corporation dated August 30, 1995. Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended June 30, 1995.	*
10.9	Management Incentive Bonus Plan for the fiscal year ending June 30, 1996. Incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended June 30, 1995.**	*
10.10
	Purchase Agreement between Hathaway Corporation and Tate Engineering Services Corporation dated October 10, 1996, for the Company's purchase of all the issued and outstanding stock of Tate Integrated Systems, Inc. Incorporated by reference to the Company's Form 8-K dated October 25, 1996.	*
10.11
	Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.12
	Schedule to Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.13
	Amendment Number One dated August 1, 1998 to the 1989 Incentive and Non-Qualified Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.14	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.15	Employment Agreement between Hathaway Corporation and Richard D. Smith, effective August 13, 1998.	*
10.16	Consulting Agreement between Hathaway Corporation and Eugene E. Prince dated September 1, 1998.	*
10.17	Year 2000 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.	*
10.18	2001 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 21, 2000.	*
10.19	Agreement for Assignment of Equity Interest in Hathaway Si Fang Protection and Control Co. Ltd. Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated July 20, 2001.	*

10.20
	Asset Purchase Agreement By and Among Qualitrol Power Products, LLC, Danaher UK Industries Limited, Hathaway Systems Corporation, Hathaway Industrial Automation, Inc., Hathaway Process Instrumentation Corporation, Hathaway Systems, Ltd. and Hathaway Corporation. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated June 24, 2002.	*
10.21	Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation.
10.22	Amendment dated July 10, 2002 to Loan Documents for Silicon Valley Bank.
10.23	Amendment dated July 30, 2002 to Loan Documents for Silicon Valley Bank.
21	List of Subsidiaries
22	Definitive Proxy Statement dated September 24, 2002 for the Registrant's 2002 Annual Meeting of Shareholders.	*
23	Consent of KPMG LLP.
99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*
These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

**
The Management Incentive Bonus Plans for the fiscal years ending June 30, 1997, 1998, 1999, 2000, 2001 and 2002 are omitted because they are substantially identical in all material respects to the Management Incentive Bonus Plan for the fiscal year ending June 30, 1996 previously filed with the Commission, except for the fiscal years to which they apply.

(b)
Reports on Form 8-K.

        The following reports on Form 8-K were filed during the fourth quarter of fiscal 2002:

  1)
  Form 8-K dated May 20, 2002 reporting the sale of the Company's Power and Process business and the appointment of a new President.

INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-37473) of the 1989 Incentive and Non-Qualified Stock Option Plan of Hathaway Corporation dated October 25, 1990, in the Registration Statements on Form S-8 (Nos. 33-44997 and 333-21337) of the 1991 Incentive and Non-Statutory Stock Option Plan of Hathaway Corporation dated January 8, 1992 and February 7, 1997, respectively, and in the Registration Statement on Form S-8 (No. 333-55344) of the Hathaway Corporation 2001 Employee Stock Purchase Plan, the Hathaway Corporation Year 2000 Stock Incentive Plan and the Emoteq Corporation Restated and Amended 1997 Incentive and Nonstatutory Stock Option Plan dated February 6, 2001, of our report dated August 6, 2002, except as to Note 6, which is as of September 16, 2002, with respect to the consolidated balance sheet of Hathaway Corporation as of June 30, 2002, and the related consolidated statements of operations, stockholders' investment and cash flows for the year then ended, and the related financial statement schedule, which report appears in the June 30, 2002 annual report on Form 10-K of Hathaway Corporation.

                      KPMG LLP

Denver, Colorado,
September 26, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HATHAWAY CORPORATION
By	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer and Chief Financial Officer
Date: September 26, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	September 26, 2002
/s/ EUGENE E. PRINCE Eugene E. Prince	Chairman of the Board of Directors	September 26, 2002
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	September 26, 2002
/s/ DELWIN D. HOCK Delwin D. Hock	Director	September 26, 2002
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	September 26, 2002

CERTIFICATION

I, Richard D. Smith, certify that:

        1.    I have reviewed this annual report on Form 10-K of Hathaway Corporation (the "registrant");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

/s/ Richard D. Smith
Richard D. Smith Chief Executive Officer and Chief Financial Officer

HATHAWAY CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Period
Year Ended June 30, 2002:
Reserve for bad debts	$496	$84	$(86)	$494

Year Ended June 30, 2001:
Reserve for bad debts	$530	$150	$(184)	$496

Year Ended June 30, 2000:
Reserve for bad debts	$479	$150	$(99)	$530

Board of Directors
Eugene E. Prince
Chairman of the Board

Richard D. Smith
Chief Executive Officer
and Chief Financial Officer

Delwin D. Hock
Former Chairman of the Board of Directors, President
and CEO of Public Service Company of Colorado

Graydon D. Hubbard
Retired Partner, Arthur Andersen LLP

George J. Pilmanis
President of Balriga International Corporation,
Business Development in the Far East and Eastern Europe

Transfer Agent
American Stock Transfer & Trust
40 Wall Street
New York, NY 10005
(800) 937-5449
 www.amstock.com

Independent Auditors
KPMG LLP
Denver, Colorado

Investor Information Requests
Copies of the Company's reports on Form 10-K and
Form 10-Q may be obtained from the Company
without charge upon written request to:
Hathaway Corporation
8228 Park Meadows Drive
Littleton, Colorado 80124.
 www.hathawaycorp.com

Annual Meeting
The Annual Meeting of Shareholders will be
held at the Lone Tree Country Club,
9808 Sunningdale Boulevard, Littleton, Colorado
on Thursday, October 24, 2002 at 2:00 p.m.

Corporate Officers
Richard D. Smith
Chief Executive Officer
and Chief Financial Officer

Richard S. Warzala
President and Chief Operating Officer

Susan M. Chiarmonte
Secretary and Treasurer

Subsidiaries and Divisions
Domestic Subsidiaries and Divisions
Hathaway Systems Corporation(1)
Littleton, Colorado

Hathaway Automation Technology, a division of
Hathaway Systems Corporation(1)
Auburn, Washington

Hathaway Industrial Automation, Inc.(1)
Hunt Valley, Maryland

Hathaway Process Instrumentation Corporation
Carrolton, Texas

Hathaway Motors and Instruments, a division of
Hathaway Motion Control Corporation
Tulsa, Oklahoma

Computer Optical Products, Inc.
Chatsworth, California

Emoteq Corporation
Tulsa, Oklahoma
Evergreen, Colorado

Motor Products Owosso Corporation(2)
Owosso, Michigan

International Subsidiaries and Divisions
Hathaway Systems Limited(1)
Belfast, Northern Ireland

Hathaway Instruments, a division of Hathaway
Systems Limited(1)
Hoddesdon, England

Emoteq UK Limited
Bournemouth, England

(1)
Substantially all the assets of this subsidiary were sold in connection with the sale of the Power and Process Business

(2)
Acquired July 30, 2002

QuickLinks

Table of Contents
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
HATHAWAY CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
HATHAWAY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
HATHAWAY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
HATHAWAY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
HATHAWAY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
INDEPENDENT AUDITORS' CONSENT
SIGNATURES
HATHAWAY CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)