Form 10-Q
period 2002-09-30
HATHAWAY CORP
filed 2002-11-15
CIK 46129

Use these links to rapidly review the document
HATHAWAY CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002 (Unaudited)	Commission File Number 0-4041

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

        YES ☐ NO ☒

        Number of Shares of the only class of Common Stock outstanding:
(4,817,570 as of September 30, 2002)

HATHAWAY CORPORATION
INDEX

HATHAWAY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2002	June 30, 2002
Assets
Current Assets:
Cash and cash equivalents	$2,528	$4,278
Restricted cash	172	501
Current assets of segment held for sale	584	9,869
Trade receivables, net of allowance for doubtful accounts of $104 and $134 at September 30 and June 30, 2002, respectively	5,791	2,643
Inventories, net	4,102	1,413
Deferred income taxes	1,176	706
Prepaid expenses and other	1,083	656

Total Current Assets	15,436	20,066
Property, plant and equipment, net	6,360	1,019
Non-current assets of segment held for sale	119	1,203
Goodwill and intangible assets	7,533	341

Total Assets	$29,448	$22,629

Liabilities and Stockholders' Investment
Current Liabilities:
Current liabilities of segment held for sale	$532	$4,513
Line of credit and term loan	3,958	—
Accounts payable	2,554	423
Accrued liabilities and other	3,689	2,066
Income taxes payable	395	410
Product warranty reserve	212	113

Total Current Liabilities	11,340	7,525
Pension, post-retirement and other long term liabilities	3,344	600

Total Liabilities	14,684	8,125
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares outstanding	—	—
Common stock, at aggregate stated value, authorized 50,000 shares; 5,954 and 5,812 shares issued at September 30 and June 30, 2002, respectively	100	100
Additional paid-in capital	11,962	11,688
Retained earnings	6,712	6,521
Cumulative translation adjustments	3	172
Treasury stock, at cost; 1,137 and 1,122 shares at September 30 and June 30, 2002, respectively	(4,013)	(3,977)

Total Stockholders' Investment	14,764	14,504

Total Liabilities and Stockholders' Investment	$29,448	$22,629

See accompanying notes to financial statements

HATHAWAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,
	2002		2001
Revenues		$8,020	$3,646
Cost of products sold		6,124	2,650

Gross margin		1,896	996
Operating costs and expenses:
Selling		397	223
General and administrative		1,066	656
Engineering and development		346	236
Amortization and other		100	—

Total operating costs and expenses		1,909	1,115

Operating loss		(13)	(119)
Other income (expense), net:
Interest and dividend income		8	24
Interest expense		(54)	(10)
Other (expense) income, net		(7)	1

Total other (loss) income, net		(53)	15

Loss before income taxes from continuing operations		(66)	(104)
Benefit from income taxes		14	31

Loss from continuing operations		(52)	(73)
Discontinued Operations (Note 8)
Gain on the sale of Power and Process Business, net of tax		1,007	—
Operating loss from discontinued operations, net of tax		(764)	(165)

Income (loss) from discontinued operations		243	(165)

Net income (loss)		$191	$(238)

Basic and diluted net loss per share from continuing operations		$(.01)	$(.01)
Basic and diluted net income (loss) per share from discontinued operations		..05	(.04)

Basic and diluted net income (loss) per share	$	..04	$(.05)

Basic and diluted weighted average common shares		4,788	4,614

See accompanying notes to financial statements.

HATHAWAY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$191	$(238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	380	175
Provision for doubtful accounts	10	53
Provision for obsolete inventory	96	114
Gain on sale of Power and Process Business	(1,679)	—
Gain on sale of joint venture	—	(674)
Deferred income taxes	188	(325)
Other	112	83
Changes in assets and liabilities, net of effects from acquisition and disposition:
(Increase) decrease in—
Trade receivables	787	1,061
Inventories, net	(400)	(549)
Prepaid expenses and other	326	(315)
Increase (decrease) in—
Accounts payable	684	(7)
Accrued liabilities and other	(977)	(190)
Income taxes payable	(204)	171
Product warranty reserve	1	6

Net cash used in operating activities	(485)	(635)
Cash Flows From Investing Activities:
Purchase of property and equipment	(183)	(159)
Payment for the purchase of Motor Products	(12,048)	—
Proceeds from sale of Power and Process Business	6,444	—
Proceeds from sale of joint venture	—	3,020

Net cash provided by (used in) investing activities	(5,787)	2,861
Cash Flows From Financing Activities:
Changes in restricted cash	337	(53)
Borrowings on line-of-credit and term loan	4,000	—
Repayments on line-of-credit and term loan	(42)	(553)
Repayment on loan to employee stock ownership plan	—	27
Sale of stock to employees through stock purchase plan	—	106
Purchase of treasury stock	(36)	—
Issuance of stock under employee stock options	216	—

Net cash provided by (used in) financing activities	4,475	(473)
Effect of foreign exchange rate changes on cash	47	43

Net increase (decrease) in cash and cash equivalents	(1,750)	1,796
Cash and cash equivalents at beginning of year	4,278	1,911

Cash and cash equivalents at September 30	$2,528	$3,707

See accompanying notes to financial statements

HATHAWAY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

1.    Corporate Changes

        Subsequent to the quarter ended September 30, 2002, the Company received approval to change the corporation's name to Allied Motion Technologies, Inc. from Hathaway Corporation. The name change is necessary because the buyers of the Power and Process Business purchased the exclusive right to use the Hathaway name in association with the products purchased. Following the Power and Process transaction, the Company is engaged in the Motion Control Business and the new name was advisable in order to reflect the change in the Company's business. The Company's individual operations will continue to do business under the existing brand names that are recognized by our customers, suppliers, and employees.

        On August 15, 2002, the Board of Directors approved the change of the Company's fiscal year end from June 30 to December 31 in order to facilitate expansion into international markets, particularly the European marketplace. The change will be effective December 31, 2002. The Company will report the six-month transition period on its Form 10-K dated December 31, 2002.

2.    Basis of Preparation and Presentation

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

        It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the June 30, 2002 Annual Report and Form 10-K previously filed by the Company.

3.    Inventories

        Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2002	June 30, 2002
Parts and raw materials, net	$2,549	$843
Finished goods and work-in process, net	1,553	570

	$4,102	$1,413

4.    Basic and Diluted Income (Loss) Per Share

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS), basic and diluted EPS have been computed as follows (in thousands, except per share data):

	For the three months ended September 30,
Basic and Diluted EPS Computation Continuing Operations
	2002	2001
Numerator:
Net loss	$(52)	$(73)
Denominator:
Basic and diluted weighted average outstanding shares	4,788	4,614

Basic and diluted loss per share	$(.01)	$(.01)

	For the three months ended September 30,
Basic and Diluted EPS Computation Discontinued Operations
	2002	2001
Numerator:
Net income (loss)	$243	$(165)
Denominator:
Basic and diluted weighted average outstanding shares	4,788	4,614

Basic and diluted net income (loss) per share	$.05	$(.04)

	For the three months ended September 30,
Basic and Diluted EPS Computation Net Income (Loss)
	2002	2001
Numerator:
Net income (loss)	$191	$(238)
Denominator:
Basic and diluted weighted average outstanding shares	4,788	4,614

Basic and diluted net income (loss) per share	$.04	$(.05)

        For the three months ended September 30, 2002 and 2001, stock options to purchase 391,500 and 508,137 shares of common stock, respectively, were excluded from the calculation of diluted loss per share since the result would have been anti-dilutive.

5.    Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        The Company historically operated in two different segments: Power and Process Business (Power and Process) and Motion Control Business (Motion Control). On July 29, 2002, the Company completed the sale of Power and Process transforming the Company into a focused Motion Control business and therefore eliminated the need for segment reporting. The discontinued operations of Power and Process are discussed in Note 8.

6.    Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

        Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended September 30,
	2002	2001
Net income (loss)	$191	$(238)
Translation adjustment	109	135

Comprehensive income (loss)	$300	$(103)

7.    Investment in Joint Ventures

        The Company had three joint venture investments in China—a 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), a 25% interest in Zibo Kehui Electric Company Ltd. (Kehui) and a 40% interest in Hathaway Power Monitoring Systems Company, Ltd. (HPMS). On July 29, 2002, the Company sold its investments in Kehui and HPMS as part of the sale of its Power and Process Business.

        On July 5, 2001, the Company sold its 20% equity interest in Si Fang for $3,020,000 in cash. The Company recorded a pretax gain on the sale, net of selling costs, of $674,000. The gain is included in the results of discontinued operations in the accompanying condensed consolidated 2001 statement of operations.

8.    Discontinued Operations

        On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI). Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation, a publicly traded corporation under the symbol DHR. The Power and Process Business was comprised of power instrumentation products, systems and automation products, and process instrumentation products. It also included investments in two China joint ventures; a 25% interest in Kehui and a 40% interest in HPMS. Because the sale of the Power and Process Business was subject to shareholder approval (which approval was obtained on July 25, 2002), and in accordance with the provisions of SFAS No. 144, "Reporting Long-Lived Assets and Disposal Groups to Be Disposed Of" (SFAS No. 144) related to the presentation of discontinued operations, the assets, liabilities and operations of the Power and Process Business were not reflected as a discontinued operation as of June 30, 2002.

        Proceeds from the sale of Power and Process were $7,884,000 plus the assumption of certain related liabilities. The proceeds consist of $7,134,000 in cash plus $750,000 due as follows: $250,000 due upon settlement of certain closing adjustments and $500,000 due on July 29, 2003. The amounts due are included in prepaid expenses and other current assets in the accompanying September 30, 2002 balance sheet. After consideration of selling costs, the net proceeds on this sale are expected to be approximately $6,721,000. As of September 30, 2002, the net proceeds received by the Company were approximately $6,444,000. As of September 30, 2002, selling costs that have not been paid were $473,000. The estimated amount to be received by the Company is subject to change based on the final settlement of certain closing adjustments, which is expected to occur by December 31, 2002.

        The remaining assets of the Power and Process segment relate to the Company's Calibrator Business. During the quarter ended September 30, 2002, the Company's Board of Directors committed to a plan to dispose of the Calibrator Business within one year. The Company is currently actively pursuing a sale of its Calibrator Business.

        Collectively, the Power and Process Business and the Calibrator Business made up the Company's Power and Process segment as previously reported.

        In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses and assets and liabilities of these discontinued operations have been excluded from the respective captions in the accompanying Condensed Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the captions, "Net income (loss) from discontinued operations", "Current assets of segment held for sale", "Non-current assets of segment held for sale" and "Current liabilities of segment held for sale" for all periods. In addition, certain of these Notes have been recast for all periods to reflect the discontinuance of these operations.

        Summary results for the discontinued operations are as follows (in thousands):

	For the Three Months Ended September 30,
	2002	2001
Revenues	$1,040 (a)	$5,459

Net income (loss) from discontinued operations:
Gain on the sale of Power and Process, net of tax provision of $672	$1,007	$—

Operating results from discontinued operations:
Loss from operations	(1,027)	(808)
Reduction of Calibrator Business carrying value to estimated fair value	(199)	—
Gain on sale of investment in joint venture	—	674
Tax benefit (provision)	462	(31)

Net loss from operating results from discontinued operations	(764)	(165)

Net income (loss) from discontinued operations	$243	$(165)

(a)
Includes one month Power and Process Business revenues and three months Calibrator Business revenues.

        Amounts included in the Condensed Consolidated Balance Sheets for discontinued operations are as follows (in thousands):

	September 30, 2002	June 30, 2002
Current assets of segment held for sale
Trade receivables, net	$146	$5,258
Inventories, net	398	3,706
Prepaid expenses and other	40	905

Total	$584	$9,869

Non-current assets of segment held for sale
Property, plant and equipment	$119	$915
Other assets	—	288

Total	$119	$1,203

Current liabilities of segment held for Sale
Accounts payable	$21	$1,344
Accrued liabilities	481	2,796
Product warranty reserve	30	373

Total	$532	$4,513

9.    Motor Products Acquisition

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation ("Motor Products") from Owosso Corporation, a publicly held corporation, for $11,800,000. In addition, the Company incurred approximately $646,000 in acquisition costs, which resulted in a total purchase price of $12,446,000. The Company paid $11,500,000 in cash at closing and $300,000 is payable six months after closing. Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

        The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition. The preliminary net purchase price allocation, which is subject to adjustment after further evaluation of the fair value of the assets acquired and liabilities assumed, was as follows (in thousands):

Trade receivables	$2,927
Inventories	2,300
Other current assets	24
Property, plant and equipment	5,468
Amortizable intangible assets	2,910
Goodwill	4,344
Accrued liabilities and other current liabilities	(2,785)
Pension and post-retirement liabilities	(2,742)

Net purchase price	$12,446

        The acquired goodwill will be deductible for tax purposes. The amortizable intangible assets will be amortized over an average life of approximately seven years.

        The accompanying condensed consolidated financial statements include the operating results of Motor Products subsequent to July 30, 2002.

        The following presents the Company's unaudited pro forma financial information from continuing operations for the fiscal quarters ended September 30, 2002 and 2001. The pro forma statements of operations give effect to the acquisition of Motor Products as if it had occurred at the beginning of each fiscal year. The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had the acquisition actually occurred at the beginning of each fiscal year or to project the Company's results of operations for any future period.

	For the Three Months Ended September 30,
	2002	2001
Revenues	$10,132	$9,769
Gross margin	$2,104	$2,108
Operating (loss) income	$(96)	$195
Net (loss) income from continuing operations	$(118)	$72
Diluted (loss) income per share from continuing operations	$(.02)	$.02

10.  Goodwill and Intangibles

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on July 1, 2002, and reassessed its goodwill and other intangible assets. The Company determined that the classifications it made and the useful lives it assigned were appropriate for the goodwill and amortizable intangibles it held as of June 30, 2002. The Company is still evaluating the goodwill and intangible assets it acquired as part of the acquisitions of Motor Products, which it acquired July 30, 2002. The Company expects to complete its evaluation of these assets during the quarter ended December 31, 2002.

        The impact of not amortizing goodwill, net of taxes, for the quarter ended September 30, 2001 would not have a material impact on net loss as reported.

        The changes in the carrying amount of goodwill for the three months ended September 30, 2002 is as follows (in thousands):

Balance as of June 30, 2002	$341
Goodwill acquired during period	4,344

Balance as of September 30, 2002	$4,685

        Included in other intangible assets on the Company's condensed consolidated balance sheet are the following (in thousands):

	September 30, 2002	Estimated Life
Amortizable intangible assets
Customer lists	$1,830	7 years
Trade name	$1,080	10 years
Accumulated amortization	(62)

Total intangible assets	$2,848

        Amortization expense for intangible assets for the three months ended September 30, 2002 was approximately $62,000. Estimated amortization expense for intangible assets is $154,000 for the six months ended December 31, 2002, and $369,000 for each of the years ended December 31, 2003 through 2007.

11.  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company accounts for business combinations in accordance with SFAS No. 141, including the Company's acquisition of Motor Products.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Goodwill must also be reviewed for impairment when certain events indicate that the goodwill may be impaired. Recognized intangible assets should, generally, be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because the Company has been a noncalendar year-end company, the FASB has allowed adoption of SFAS No. 142 either in fiscal year 2002 or fiscal year 2003, except for provisions related to the nonamortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on July 1, 2002. SFAS No. 142 impacts the Company's results of operations and financial position in future periods as goodwill resulting from its July 2002 acquisition (see Note 9 to the accompanying financial statements), as well as previously recorded goodwill, will not be amortized.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on July 1, 2002). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell The adoption of SFAS No. 144 on July 1, 2002 did not have a material impact on the Company's financial position or results of operations. Because of the sale of the Power and Process Business was subject to shareholder approval (which approval was obtained on July 25, 2002), and in accordance with the provisions of SFAS No. 144 related to the presentation of discontinued operations, the assets, liabilities and operations of the Power and Process Business were not reflected as a discontinued operations as of June 30, 2002, but were so as of September 30, 2002.

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

12.  Commitments and Contingencies

        In 2001, the Company was named, with other parties, as a defendant in an environmental contamination lawsuit. The lawsuit relates to property that was occupied by the Company's Power and Process Business over 37 years ago. In connection therewith, the Company agreed to settle the lawsuit, subject to court approval, and recorded a liability for the settlement and related legal fees of $1,400,000 during the quarter ended June 30, 2002. While the Company believes that the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the uncertain risks associated with litigation. Subsequent to September 30, 2002, the settlement was approved by the court. The settlement, exclusive of legal costs, will be paid as follows: $500,000 by November 23, 2002, $350,000 by November 23, 2003 and $250,000 by November 23, 2004.

HATHAWAY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include international, national and local general business and economic conditions in the Company's motion control markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion control industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, and the ability of the Company to control costs for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Operating Results

        Effective July 29, 2002, the Company sold its Power and Process Business. In addition, the Company's Board of Directors approved a plan to discontinue the Company's Calibrator Business. Together, these two businesses comprised the Company's Power and Process segment as historically reported. See Note 8 to the accompanying condensed consolidated financial statements for more information regarding these events. In accordance with SFAS No. 144, these businesses have been presented as discontinued operations in the accompanying condensed consolidated financial statements. As such, the operating results from continuing operations of the Company now only include results from the Company's Motion Control Business. All activities related to the Power and Process segment are excluded from continuing operating results and are included in the results from discontinued operations.

        REVENUES    Revenues from continuing operations were $8,020,000 in the quarter ended September 30, 2002 compared to $3,646,000 for the quarter ended September 30, 2001. Included in revenues for the quarter ended September 30, 2002 are revenues related to Motor Products, which was acquired on July 30, 2002. Excluding the impact of the Motor Products revenues, revenues increased by 9.5% over the quarter ended September 30, 2001.

        GROSS MARGINS    Gross margin as a percentage of revenues decreased to 24% from the quarter ended September 30, 2002 from 27% for the quarter ended September 30, 2001. The primary reason for this decline is due to the impact of the Motor Products gross margins which are lower than the margins generated by the Company's other businesses.

        SELLING EXPENSES    Selling expenses were $397,000 in the quarter ended September 30, 2002 compared to $223,000 in the quarter ended September 30, 2001. This increase is primarily due to the impact of Motor Products.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $1,066,000 in the quarter ended September 30, 2002 compared to $656,000 in the quarter ended September 30, 2001. This increase was due to the impact of Motor Products, increased salary costs as result of hiring the chief operating officer and president of the Company and certain business development costs.

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $346,000 in the quarter ended September 30, 2002 and $236,000 in the quarter ended September 30, 2001. This increase was primarily due to the impact of Motor Products.

        AMORTIZATION AND OTHER    Amortization and other expense was $100,000 in the quarter ended September 30, 2002 and zero in the quarter ended September 30, 2001. This increase is due to the amortization costs related to the estimated amortizable intangible assets acquired in the Motor Products acquisition.

        INTEREST EXPENSE    Interest expense was $54,000 in the quarter ended September 30, 2002 and $10,000 in the quarter ended September 30, 2001. This increase is due to the additional borrowings related to the financing of the acquisition of Motor Products.

        BENEFIT FROM INCOME TAXES    The benefit from income taxes was $14,000 in the quarter ended September 30, 2002 and $31,000 for the quarter ended September 30, 2001. The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in foreign tax rates.

        DISCONTINTUED OPERATIONS    Income from discontinued operations was $243,000 in the quarter ended September 30, 2002 compared to a loss from discontinued operations of $165,000 in the quarter ended September 30, 2001. Included in the results for the quarter ended September 30, 2002 is an after-tax gain on the sale of the Power and Process Business of $1,007,000 which closed on July 29, 2002 and a pretax write down to the carrying value of the Calibrator Business of $199,000. Included in the results for the same quarter last year is a pretax gain on the sale of Si Fang of $674,000, net of selling costs. The operating results of the discontinued operations was a pretax loss of $1,027,000 in the quarter ended September 30, 2002 compared to a pretax loss of $808,000 in the quarter ended September 30, 2001.

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $1,750,000 during the quarter to $2,528,000 at September 30, 2002. The decrease compares to $1,796,000 generated in the same period last year.

        Net cash used in operating activities was $485,000 in the quarter ended September 30, 2002 compared to $635,000 in the quarter ended September 30, 2001. This improvement was primarily due to cash generated from the net change in working capital accounts.

        Net cash used in investing activities was $5,787,000 for the quarter ended September 30, 2002 compared to cash provided by investing activities of $2,861,000 in the quarter ended September 30, 2001. In the quarter ended September 30, 2002, the Company made payments of $12,048,000 related to the acquisition of Motor Products and received $6,444,000 in payments, net of expenses paid, related to the sale of the Power and Process Business. In the quarter ended September 30, 2001, the Company received $3,020,000 in payments related to the sale of its investment in the Si Fang joint venture. Purchase of property and equipment were $183,000 in the quarter ended September 30, 2002 compared to $159,000 in the quarter ended September 30, 2001.

        Net cash provided by financing activities was $4,475,000 for the quarter ended September 30, 2002 compared to cash used in financing activities of $473,000 in the quarter ended September 30, 2001. In the quarter ended September 30, 2002, the Company received proceeds from its line-of-credit and term loan agreements of $4,000,000 and made payments of $42,000 on its term loan. In addition, the Company received net proceeds of $216,000 related to exercise of stock options. In the quarter ended September 30, 2001, the Company made $553,000 in payments on its line of credit and received $133,000 in payments related to the employee stock ownership and stock purchase plans.

        During the quarter ended September 30, 2002 the Company and Silicon Valley Bank amended the existing line of credit Agreement to increase the Maximum Credit Limit on the line-of-credit to $4,000,000 and to add an additional $1,750,000 term loan to the Agreement.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The Agreement matures on September 10, 2003. The interest rate on the line-of-credit is equal to the prime rate plus 1.5%. The interest rate is adjustable on a quarterly basis to prime rate plus 1% if the Company achieves a Quick Ratio (cash and cash equivalents to current liabilities) for two consecutive fiscal quarters of greater than or equal to 1.20 to 1.00 but less than 1.50 to 1.00. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.50 to 1.00, the interest rate will be adjusted to prime rate plus 0.75%. If the interest rate is so reduced and the Company's Quick Ratio deteriorates, the interest rate will be increased in accordance with the above parameters on a quarterly basis, but not above the prime rate plus 1.5%. In addition to interest, the line bears a monthly unused line fee at 0.375% on the difference between the amount of the Maximum Credit Limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit to fund the purchase of Motor Products. As of September 30, 2002, the amount available under the line-of-credit was $1,723,000.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates. The loan bears interest at 8.38%, but may be reduced on a quarterly basis. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.20 to 1.00 but less than 1.50 to 1.00, the rate will be reduced to 7.88%. If the Company achieves a Quick Ratio for two consecutive fiscal quarters of greater than or equal to 1.50 to 1.00, the interest rate will be adjusted to 7.63%. If the interest rate is so reduced and the Company's Quick Ratio deteriorates, the interest rate will be increased in accordance with the above parameters on a quarterly basis, but not above 8.38%. The Company borrowed $1,750,000 under this term loan on July 30, 2002 to fund the purchase of Motor Products. The term loan is being repaid in forty-two equal monthly payments of principal beginning September 1, 2002.

        Both loan facilities are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth, profitability and debt service coverage.

        The Company's working capital, capital expenditure and debt service requirements, including payment of the litigation settlement discussed above, are expected to be funded from cash provided by operations, the Company's existing cash balance and amounts available under the line of credit facility. The Company believes the capital currently available is sufficient for its currently anticipated needs, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing. A key component of the Company's liquidity relates to the availability of amounts under the line of credit with Silicon Valley Bank. Any lack of availability of this facility could have a material adverse impact on the Company's liquidity position.

Critical Accounting Policies

        The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. The Company uses historical experience and all available information to make these judgments and estimates. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company believes that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on historical experience and judgments based on current economic and customer specific factors. Significant judgments are made by management in connection with establishing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continue to monitor our customers' credit worthiness, and use our judgment in establishing the estimated amounts of customer receivables which may not be collected. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

        Inventory is valued at the lower of cost or market. The Company monitors and forecasts expected inventory needs based on our sales forecasts. Inventory is written down or written off when it becomes obsolete or when it is deemed excess. These determinations involve the exercise of significant judgment by management. If actual market conditions are significantly different than those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on our results of operations. Demand for our products can fluctuate significantly, and in the past we have recorded substantial charges for inventory obsolescence.

        The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. A valuation allowance is provided to the extent deemed more likely than not that deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

        The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable. Under previous standards, the assets had to be carried at historical cost if the projected cash flows from their use would recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows were less than their carrying value, even by one dollar, the long-lived assets had to be reduced to their estimated fair value. Considerable judgment was and is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill and long-lived asset impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair values. Depending upon future assessments of fair value, there could be impairment recorded related to goodwill and other long-lived assets.

Outlook

        The Company's total sales order backlog at September 30, 2002 was $11,763,000 compared to $3,646,000 as of September 30, 2001.

        In August, the Company developed a new corporate strategy whereby it defined the driving force of the Company to be "Technology/Know How" and defined the critical issues to focus on. The Company expects that the implementation of the defined critical issues will result in organic growth within the Company as well as consistent year to year improvement in operating profits.

        As a supplement to internal growth, the Company continues to be in active discussions with other companies in pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

        It is encouraging to report that business levels have stabilized and the Company now expects to see modest top line growth during the coming year. In addition, the vigorous implementation of lean manufacturing initiatives are expected to result in continuous improvement in productivity and operating profits well into the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of September 30, 2002, the Company has not used derivative instruments or engaged in hedging activities.

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

Foreign Currency Risk

        After July 29, 2002, upon the sale of the Power and Process Business, the Company has one foreign wholly-owned subsidiary which is located in England. Sales from this operation are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The changes in the British/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

Item 4.    Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Within 90 days prior to the filing of this report, the Company's chief executive officer and chief financial officer evaluated the Company's controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this 10-Q and concluded that they are effective. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In 2001, the Company, with other parties, was named as a defendant in an environmental contamination lawsuit. The lawsuit relates to property that was occupied by the Company's Power and Process Business over 37 years ago. In connection therewith, the Company agreed to settle the lawsuit, subject to court approval and recorded an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000 net of the tax effect) during the previous quarter ended June 30, 2002. While the Company believes that the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the uncertain risks associated with litigation. Subsequent to September 30, 2002, the settlement was approved by the court. Additional information required by this item is set forth in Note 12 of the Notes to Consolidated Financial Statements contained herein.

Item 2.    Changes in Securities and Use of Proceeds

        During the quarter ended September 30, 2002, the Company's common stock, no par value, was issued in exchange for services as follows:

August 15, 2002	Employee	Bonus	6,483 shares	$16,500
August 21, 2002	Consultant	Services	9,524 shares	$25,000

        The above shares of common stock were issued to satisfy obligations of the Company. Issuance was pursuant to agreements with the recipients and was exempt under Section 4(2) of the Securities Act. No cash proceeds were received by the Company. No registration statement was filed in connection with the issue. Securities issued have no conversion rights. No directors, officers of persons owning 10% or more of any class of equity securities of the Company received payments in connection with the issue.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held a special meeting of stockholders on July 25, 2002. The stockholders voted for the sale of the Power and Process Business. The vote tabulation was as follows:

Total of Shares Voted	For	Against	Withheld	% of Outstanding Stock Voting For
2,511,093	2,443,855	105,446	105,446	52.2%

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.
  Asset purchase agreement By and Among Qualitrol Power Product, LLC, Danaher UK Industries Limited, Hathaway Systems Corporation, Hathaway Industrial Automation, Inc., Hathaway Process Instrumentation Corporation, Hathaway Systems, Ltd. And Hathaway Corporation. *

  10.
  Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation. *

  10.
  Amendment dated July 10, 2002 to Loan Documents for Silicon Valley Bank. *

  10.
  Amendment dated July 30, 2002 to Loan Documents for Silicon Valley Bank. *

  13.
  Annual Report containing Notes to Consolidated Financial Statements in the Registrant's June 30, 2002 Annual Report to Stockholders. *

  99.
  Certification of Periodic Financial Reports.

*
These documents were filed with the Securities and Exchange Commission and are incorporated herein by reference.

(b)
Reports on Form 8-K

        The following reports on Form 8-K were filed during the three months ended September 30, 2002:

    1)
    Form 8-K dated July 9, 2002 reporting the stock purchase agreement to acquire 100% of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation.

    2)
    Form 8-K dated July 18, 2002 reporting the replacement of Arthur Andersen LLP with KPMG LLP as the Company's principal accountant.

    3)
    Form 8-K dated July 29, 2002 reporting the acquisition and disposition of assets associated with the purchase of Motor Products and the sale of the Power and Process Business.

    4)
    Form 8-K dated August 28, 2002 reporting the change of the fiscal year end from June 30 to December 31.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HATHAWAY CORPORATION
DATE: November 14, 2002	By:	/s/ RICHARD D. SMITH Chief Executive Officer and Chief Financial Officer

HATHAWAY CORPORATION

CERTIFICATION

I, Richard D. Smith, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hathaway Corporation (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.
I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer and Chief Financial Officer