Form 10-KT
period 2002-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2003-03-31
CIK 46129

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from JULY 01, 2002 to DECEMBER 31, 2002.

Commission file number: 0-4041

ALLIED MOTION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Inverness Way East, Suite 150 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 799-8520

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of December 31, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $7,227,000.

        Number of shares of the only class of Common Stock outstanding: 4,823,244 as of March 14, 2003

PART I

Item 1. Business.

        Allied Motion Technologies, Inc. (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling motion products to a broad spectrum of customers throughout the world. Prior to July 29, 2002, the Company was also engaged in designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries. As discussed more fully in Note 2 of the Notes to Consolidated Financial Statements, on July 29, 2002, the Company sold substantially all of its Power and Process Business, and in March 2003 finalized the sale of the Calibrator Business, completing the sale of all its Power and Process Business, therefore transforming the Company and focusing all of its resources in the motor and motion products markets (Motion Strategy). The Company operates primarily in the United States and the United Kingdom. Prior to the sale of its Power and Process Business, the Company also had joint venture investments in China. Prior to October 2002, the Company was known as Hathaway Corporation. In connection with the sale of its Power and Process Business, the Hathaway name became the property of the buyers. At the October 2002 Annual Meeting of Stockholders, a proposal was approved to amend the Articles of Incorporation to change the Company's name to Allied Motion Technologies, Inc.

        Allied Motion's business offers high quality, cost-effective products that serve a wide range of engineered applications in the off road, truck, bus and recreational vehicle markets, fuel cell, telecommunications, semiconductor, industrial, medical, military and aerospace industries, as well as in the manufacturing of analytical instruments and computer peripherals. End products using Allied Motion technology include HVAC systems and actuators for the vehicle markets, tuneable lasers, wavelength meters and spectrum analyzers for the fiber optic industry, robotic systems for the semiconductor industry, anti-lock brake and fuel cell applications for the specialty automotive market, satellite tracking systems, smart bomb and munitions control applications for the military and defense markets, as well as various applications in the medical and high definition printing markets.

        The motion group is organized into one division and three subsidiaries, respectively: Motors and Instruments Division (MI—Tulsa, OK), Emoteq Corporation (Emoteq—Tulsa, OK), Computer Optical Products, Inc. (COPI—Chatsworth, CA), and Motor Products—Owosso Corporation and Motor Products—Ohio Corporation (Motor Products—Owosso, MI).

        The MI division manufactures precision direct current fractional horsepower motors and certain motor components. Industrial equipment and military products are the major application for the motors. This division also supplies spare parts and replacement equipment for general-purpose instrumentation products.

        Emoteq-Tulsa designs, manufactures and markets direct current brushless motors, related components, and drive and control electronics as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. Emoteq has one wholly owned subsidiary acquired July 1, 1998 named Emoteq UK Limited.

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

Fiscal Year End Change

        To help position the Company for the new Motion Strategy, the Board of Directors approved the change of the fiscal year end from June 30 to December 31. The change to a calendar fiscal year will assist the Company's expansion as an international company especially the expansion into the European marketplace. The change is effective with this reporting period and therefore the Company is reporting a short six-month transition period ending December 31, 2002. The following table describes the periods presented in this Form 10-K.

Period:	Referred to as:
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001
Audited results from July 1, 1999 through June 30, 2000	Fiscal Year 2000

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

Financial Information about Operating Segments

        The information required by this item is set forth in Note 11 of the Notes to Consolidated Financial Statements contained herein.

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

Seasonality of the Business

        The Company's business is not of a seasonal nature; however, revenues may be influenced by customers' fiscal year ends and holiday seasons.

Working Capital Items

        The Company currently maintains inventory levels adequate for its short-term needs based upon present levels of production. The Company considers the component parts of its different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

Sales to Large Customers

        During fiscal years 2001 and 2000, one customer accounted for 20% and 11%, respectively, of the Company's consolidated revenue from continuing operations. The customer is a leading manufacturer of test instrumentation for the fiber optic telecommunications industry. During fiscal 2002, the customer cancelled a $4.75 million order. The Company's products are still designed into the customer's products, however deliveries of our products have been halted by the customer because of excess inventories and the economic downturn. The Company is delivering products to this customer under other orders at this time and expects that once the economy begins to rebound and the customer begins accelerating delivery of its products, we may receive new orders for our products.

Sales Backlog

        The Company's backlog from continuing operations at December 31, 2002 consisted of sales orders totaling approximately $13,663,000. Backlog at December 31, 2002 includes $6,604,000 in sales order backlog from the newly acquired Motor Products. Backlog at December 31, 2001 was $8,758,000. There can be no assurance that the Company's backlog can be converted into revenue.

Government Sales

        Approximately $1,010,000 of the Company's backlog as of December 31, 2002 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts that permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the Transition Period were $754,000. For fiscal years 2002, 2001, and 2000 engineering and development from continuing operations were $846,000, $962,000 and $861,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

Environmental Issues

        No significant pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

        See Item 3 Legal Proceedings and Note 10 of the Notes to Consolidated Financial Statements contained herein for additional information required by this item.

Foreign Operations

        The information required by this item is set forth in Note 11 of the Notes to Consolidated Financial Statements contained herein.

Employees

        As of the end of the Transition Period the Company had approximately 341 full-time employees, of which 332 remained with the Company after the sale of the Process Business on March 6, 2003.

Item 2. Properties.

        As of December 31, 2002, the Company occupies its administrative offices and manufacturing facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Littleton, Colorado	5,000	Leased
Office and manufacturing facility	Farmers Branch, Texas	8,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	20,000	Leased
Office and manufacturing facility	Chatsworth, California	22,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	10,000	Leased
Office and manufacturing facility	Bournemouth, England	2,000	Leased
Office and manufacturing facility	Owosso, Michigan	82,500	Owned

        As a result of the March 2003 Calibrator Business sale, the Company no longer occupies the facility in Farmers Branch, Texas.

        The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at less than full capacity.

Item 3. Legal Proceedings.

        In 2001, the Company, with other parties, was named as a defendant in an environmental contamination lawsuit. The lawsuit relates to property that was occupied by the Company's Power and Process Business over 37 years ago. In connection therewith, the Company agreed to settle the lawsuit and recorded an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000 net of the tax effect) during the fiscal year ended June 30, 2002. The settlement agreement received court approval during the Transition Period. While the Company believes that the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the uncertain risks associated with litigation. Additional information required by this item is set forth in Note 10 of the Notes to Consolidated Financial Statements contained herein.

        The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its annual stockholders' meeting on October 24, 2002. The stockholders voted on three separate items.

        The stockholders elected E.E. Prince, R.D. Smith, G.D. Hubbard, D.D. Hock and G.J. Pilmanis to serve on the Board of Directors for the coming year. The vote tabulation was as follows:

Nominee	For	Withheld or Against	Total Shares Outstanding	% of Shares Voting For
E.E. Prince	3,837,248	299,081	4,817,570	79.7%
R.D. Smith	3,837,248	299,081	4,817,570	79.7%
G.D. Hubbard	3,837,248	299,081	4,817,570	79.7%
D.D. Hock	3,837,248	299,081	4,817,570	79.7%
G.J. Pilmanis	3,837,248	299,081	4,817,570	79.7%

        The stockholders also voted to amend the Articles of Incorporation to change the Company's name to Allied Motion Technologies, Inc. The vote tabulation was as follows:

For	Withheld or Against	Total Shares Outstanding	% of Outstanding Stock Voting For
3,990,680	145,649	4,817,570	82.8%

        The stockholders also voted to amend the Year 2000 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Year 2000 Plan by 400,000 shares, from 600,000 shares to 1,000,000 shares and to increase the number of awards that may be granted to any one participant during a calendar year by 150,000, from 200,000 to 350,000. The vote tabulation was as follows:

For	Withheld or Against	Total Shares Voted	% of Voted Shares Voting For
1,390,127	678,349	2,068,476	67.2%

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Allied Motion's common stock is traded on the Nasdaq Small Cap Market System and trades under the symbol AMOT. The number of holders of record of the Company's common stock as of the close of business on March 14, 2003 was 541. The Company did not pay or declare any dividends during the Transition Period or during fiscal years 2002, 2001 and 2000 as the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Small Cap Market System, as reported by Nasdaq.

	Price Range
	High	Low
Fiscal Year Ended June 30, 2001
First Quarter	$9.88	$5.06
Second Quarter	7.38	2.25
Third Quarter	6.94	2.94
Fourth Quarter	4.84	3.10
Fiscal year ended June 30, 2002
First Quarter	$3.90	$2.04
Second Quarter	3.25	1.75
Third Quarter	3.00	2.60
Fourth Quarter	3.15	2.25
Transition period ended December 31, 2002
First Quarter	$2.85	$2.05
Second Quarter	2.79	1.70

Item 6. Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 1998 through 2002 and the Transition and Comparative Periods and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein. See Management's Discussion and Analysis for discussion of non-recurring items that affect the comparability of results between periods.

	For the Transition Period ended December 31, 2002	For the Comparative Period ended December 31, 2001
	In thousands (except per share data)
Statements of Operations Data:
Net revenues from continuing operations	$17,191	7,868

Income from continuing operations	$45	60
Operating loss from discontinued operations	(736)	(223)
Gain on sale of power and process business, net of income taxes	1,019	—

Net income (loss)	$328	(163)

Diluted income per share from continuing operations	$0.01	0.01

	At December 31, 2002	At December 31, 2001
Balance Sheet Data:
Total assets	$28,348	20,160
Total current and long-term debt	$4,133	—

	For the fiscal years ended June 30,
	2002	2001	2000	1999	1998
	In thousands (except per share data)
Statements of Operations Data:
Net revenues from continuing operations	$15,723	$21,188	$18,591	$12,980	$13,841

Income (loss) from continuing operations	$(45)	$2,024	$1,918	$(641)	$1,729
Operating income (loss) from discontinued operations	(221)	(28)	(443)	(884)	(3,706)
Gain on sale of power and process business, net of income taxes	—	—	—	—	—

Net income (loss)	$(266)	$1,996	$1,475	$(1,525)	$(1,977)

Diluted income (loss) per share from continuing operations	$(0.01)	$0.42	$0.40	$(0.15)	$(0.40)

	At June 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Total assets	$22,629	$20,203	$19,937	$16,398	$17,820
Total current and long-term debt	$—	$553	$1,546	$1,308	$1,245

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include international, national and local general business and economic conditions in the Company's motion markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, and the ability of the Company to control costs for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Fiscal Year End Change

        To help position the Company for the new Motion Strategy, the Board of Directors approved the change of the fiscal year end from June 30 to December 31. The change to a calendar fiscal year will assist the Company's expansion as an international company especially the expansion into the European marketplace. The change is effective with this reporting period and therefore the Company is reporting a short six-month Transition Period ended December 31, 2002. The following table describes the periods presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in the condensed consolidated financial statements and related notes thereto:

Period:	Referred to as:
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001
Audited results from July 1, 1999 through June 30, 2000	Fiscal Year 2000

OPERATING RESULTS

Transition Period compared to Comparative Period

        Effective July 29, 2002, the Company sold substantially all of its Power and Process Business and effective March 6, 2003, the Company sold its Calibrator Business, completing the sale of the Power and Process Business. Together, these two businesses comprised the Company's Power and Process segment as historically reported. See Note 2 to the accompanying consolidated financial statements for more information regarding these events. In accordance with SFAS No. 144, these businesses have been presented as discontinued operations in the accompanying consolidated financial statements. As such, the operating results from continuing operations of the Company now only include results from the Company's Motion Business. All activities related to the Power and Process segment are excluded from continuing operating results and are included in the results from discontinued operations.

        NET INCOME The Company achieved net income of $328,000 or $.07 per fully diluted share for the Transition Period compared to a net loss of $163,000 or $.04 per fully diluted share for the Comparative Period.

        INCOME FROM CONTINUING OPERATIONS The Company achieved income from continuing operations of $45,000 or $.01 per fully diluted share for the Transition Period compared to $60,000 or $.01 per fully diluted share for the Comparative Period.

        REVENUES Revenues were $17,191,000 in the Transition Period compared to $7,868,000 for the Comparative Period. Included in revenues for the Transition Period are revenues related to Motor Products, which was acquired on July 30, 2002. Exclusive of revenues from Motor Products, revenues increased 3% in the Transition Period over the Comparative Period due to our success in expanding into new industry sectors including military and automotive applications.

        GROSS MARGINS Gross margin as a percentage of revenues decreased to 23% for the Transition Period from 30% for the Comparative Period. The primary reason for this decline is due to the impact of the Motor Products acquisition. Motor Products margin for the Transition Period was negatively impacted due to the costs associated with the integration of Ohio's manufacturing lines into the Michigan plant, including the hiring and training of more than 50 new employees. However, with the implementation of lean manufacturing and off-shore purchasing initiatives, the Company anticipates Motor Products gross margins to improve to align with the Company's legacy business and for margins to increase company wide.

        SELLING EXPENSES Selling expenses were $726,000 and $444,000 in the Transition Period and Comparative Period, respectively. This increase is primarily due to the impact of Motor Products.

        GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $2,217,000 in the Transition Period compared to $1,403,000 in the Comparative Period. This increase was primarily due to the additional $290,000 expense from the acquisition of Motor Products and increased salary costs and expenses of $233,000 as a result of hiring additional personnel including the president and chief operating officer of the Company. Additionally the increase was due to $154,000 in business development expenses primarily related to the Company's new strategic development and lean manufacturing initiatives.

        ENGINEERING AND DEVELOPMENT EXPENSES Engineering and development expenses were $754,000 and $422,000 for the Transition and Comparative Periods, respectively. This increase was primarily due to the impact of Motor Products.

        AMORTIZATION AND OTHER Amortization and other expense was $131,000 in the Transition Period and $4,000 in the Comparative Period. This increase is due to the amortization costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

        INTEREST EXPENSE Interest expense for the Transition Period was $130,000 and for the Comparative Period was $10,000. This increase is due to the additional borrowings related to the financing of the acquisition of Motor Products.

        PROVISION FOR INCOME TAXES The provision for income taxes for the Transition Period was $40,000 and for the Comparative Period was $26,000. The effective income tax rate as a percentage of income before income taxes from continuing operations was 47% in the Transition Period and 31% in the Comparative Period. The difference in the effective tax rate between periods is primarily due to the impact of foreign taxes.

        DISCONTINUED OPERATIONS Income from discontinued operations was $283,000 in the Transition Period compared to a loss from discontinued operations of $223,000 for the Comparative Period. Included in the results for the Transition Period is a pre-tax gain on the sale of the Power and Process Business of $1,699,000 which closed on July 29, 2002 and a pretax write down to the carrying value of the Calibrator Business of $259,000. Included in the results for the Comparative Period is a pretax gain on the sale of Si Fang of $674,000, net of selling costs. Operating loss in the Transition Period increased from the Comparative Period primarily because the sale of the Power and Process Business closed on July 29, 2002 and only one month's activity is included in the results compared to six months results included in the Comparative Period. The month of July has historically been the least profitable month of each fiscal year.

Fiscal year 2002 compared to Fiscal year 2001

        NET INCOME The Company had a net loss of $266,000 or $.06 per fully diluted share for fiscal year 2002 compared to net income of $1,996,000 or $.41 per fully diluted share for fiscal year 2001.

        INCOME FROM CONTINUING OPERATIONS The Company had a loss of $45,000 or $.01 per fully diluted share for fiscal year 2002 compared to income of $2,024,000 or $.42 per fully diluted share for fiscal year 2001. Results for fiscal year 2002 were adversely affected by the economic slowdown, particularly in the semiconductor and telecommunications markets.

        REVENUES Revenues from continuing operations were $15,723,000 and $21,188,000 in fiscal 2002 and 2001, respectively. The decrease was primarily due to the overall economic slowdown especially in the semiconductor and telecommunications markets.

        GROSS MARGINS Gross margin as a percentage of revenues decreased to 32% for fiscal year 2002 from 38% for fiscal year 2001. The decrease in gross margin was due to fixed overhead costs that could not be reduced in direct correlation to reduced revenue.

        SELLING EXPENSES Selling expenses were $901,000 and $1,162,000 in fiscal years 2002 and 2001, respectively. The decrease was due to decreased commissions and selling expenses related to the decrease in revenues.

        GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $3,497,000 in fiscal year 2002 compared to $3,200,000 in fiscal year 2001. This increase was primarily due to increased employee bonus costs.

        ENGINEERING AND DEVELOPMENT EXPENSES Engineering and development expenses were $846,000 and $962,000 for fiscal years 2002 and 2001, respectively. This decrease was due to cost reductions made by the Company in reaction to the economic slowdown.

        AMORTIZATION AND OTHER Amortization and other expense were $5,000 and $57,000 for fiscal years 2002 and 2001, respectively. This decrease was primarily due amortization of the goodwill associated with the July 1, 1998 acquisition of Emoteq UK being completed in fiscal year 2001.

        INTEREST EXPENSE There was no interest expense for fiscal year 2002 compared to $82,000 for fiscal year 2001. The decrease is due to the elimination of the Company's outstanding debt during the first quarter of fiscal year 2002.

        BENEFIT FROM INCOME TAXES The benefit from income taxes for fiscal year 2002 was $31,000 compared to a provision for income taxes of $598,000 for fiscal year 2001. The effective income tax rate as a percentage of income before income taxes from continuing operations was a 41% benefit in fiscal year 2002 compared to a 23% provision in fiscal year 2001. The difference in the effective tax rate between periods is primarily due to expenses not deductible for tax purposes and changes in the valuation allowance against the balance of deferred tax assets.

        DISCONTINUED OPERATIONS Discontinued operations had a loss of $221,000 for fiscal year 2002 compared to $28,000 for fiscal year 2001. Included in the results for fiscal year 2002 is a pre-tax charge for litigation settlement and related legal fees of $1,429,000 to settle an environmental contamination lawsuit filed in 2001 pursuant to which the Company was named as a defendant. The lawsuit related to property that was occupied by the Company's Power Business over 37 years ago. While the Company believed the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation.

        Also included in the results for fiscal year 2002 is the gain on the sale of the Company's investment in the Si Fang joint venture and equity income from the remaining joint venture investments in China, totaling $833,000 before tax, compared to $1,170,000 equity income from all joint ventures included in fiscal year 2001. Also included in the results for fiscal year 2001 is a pre-tax restructuring charge of $587,000 related to the restructuring of the Company's Process Business.

        Overall, operating results from discontinued operations decreased in fiscal year 2002 over fiscal year 2001 primarily due to the litigation settlement and reduced income from China joint venture activities, offset by improved margins achieved in fiscal year 2002 due to changes in product mix sold and the effect of the restructuring charge in fiscal 2001.

Fiscal year 2001 compared to Fiscal year 2000

        NET INCOME The Company achieved net income of $1,996,000 or $.41 per fully diluted share for fiscal year 2001 compared to $1,475,000 or $.31 per fully diluted share for fiscal year 2000.

        INCOME FROM CONTINUING OPERATIONS The Company had income from continuing operations of $2,024,000 or $.42 per fully diluted share for fiscal year 2001 compared to $1,918,000 or $.40 per fully diluted share for fiscal year 2000. Results for fiscal years 2001 and 2000 were positively affected by the success in providing products for specialty applications in OEM programs in numerous industry sectors including the telecommunications, semiconductors, and industrial automation industries.

        REVENUES Revenues from continuing operations were $21,188,000 and $18,591,000 in fiscal 2001 and 2000, respectively. The increase was primarily due to the success in providing products for specialty applications in OEM programs in numerous industry sectors including the telecommunications, semiconductors, and industrial automation industries.

        GROSS MARGINS Gross margin as a percentage of revenues stayed relatively constant at 38% in fiscal year 2001 and 39% for fiscal year 2000.

        SELLING EXPENSES Selling expenses were $1,162,000 and $1,037,000 in fiscal years 2001 and 2000, respectively. The increase was due to the commissions on the increased revenues

        GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $3,200,000 in fiscal year 2001 compared to $2,826,000 in fiscal year 2000. This increase was primarily due to increased employee salary and bonus costs.

        ENGINEERING AND DEVELOPMENT EXPENSES Engineering and development expenses were $962,000 and $861,000 for fiscal years 2001 and 2000, respectively. The increase relates to the development of new applications for the Company's existing products.

        AMORTIZATION AND OTHER Amortization and other expense decreased to $57,000 in fiscal year 2001 from $83,000 in fiscal year 2000. The decrease is due to the final amortization of deferred loan closing costs in 2000.

        INTEREST EXPENSE There was $82,000 in interest expense for fiscal year 2001 compared to $153,000 for fiscal year 2000. This decrease was due to reduction of the Company's outstanding debt during fiscal year 2001.

        PROVISION FOR INCOME TAXES The provision for income taxes for fiscal year 2001 was $598,000 compared to $330,000 for fiscal year 2000. The effective income tax rate as a percentage of income before income taxes from continuing operations was 23% in fiscal year 2001 compared to 15% in fiscal year 2000. The difference in the effective tax rate between periods is primarily due to changes in the valuation allowance against the balance of deferred tax assets.

        DISCONTINUED OPERATIONS Loss from discontinued operations for fiscal year 2001 was $28,000 compared to a net loss of $443,000 for fiscal year 2000. Included in the results for fiscal year 2001 is a pretax restructuring charge of $587,000 related to the restructuring of the Company's Process Business. The restructuring, which was completed during fiscal year 2001, consisted of retaining a portion of the business in Dallas, moving manufacturing of two product lines from Dallas to the Company's power instrumentation manufacturing facility in Seattle and selling the remaining two product lines. The Company also recognized equity income from the Si Fang joint venture in China during fiscal years 2001 and 2000 of $1,116,000 and $670,000, respectively.

        Overall, operating results from discontinued operations improved in fiscal year 2001 over fiscal year 2000 primarily due to improved margins due to changes in the mix of products sold and the equity income from the China joint ventures offset by the restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity position as measured by cash and cash equivalents (excluding restricted cash) decreased $2,323,000 during the Transition Period to a balance of $1,955,000 at December 31, 2002. Cash flow used in operating activities was $1,428,000 in the Transition Period compared to $744,000 in the Comparative Period. Cash flow provided from operations was $552,000, $815,000 and $440,000 in fiscal years 2002, 2001 and 2000, respectively. The differences are primarily due to changes in operating results and working capital changes.

        Cash of $5,587,000 was used by investing activities during the Transition Period. Cash of $2,559,000 and $2,117,000 was generated by investing activities in the Comparative Period and fiscal year 2002, respectively, while $908,000 and $1,109,000 was used by investing activities in fiscal years 2001 and 2000, respectively. During the Transition Period, the Company made payments of $12,184,000, including acquisition costs, related to the acquisition of Motor Products and received $7,020,000 in payments, net of expenses paid, related to the sale of the Power and Process Business. The cash generated in the Comparative Period and fiscal year 2002 includes $3,020,000 cash received from the sale of Si Fang. Purchases of property and equipment were $423,000, $461,000, $903,000, $908,000 and $827,000 for the Transition Period, Comparative Period and fiscal years 2002, 2001 and 2000, respectively.

        Financing activities provided $4,614,000 in cash for the Transition Period but used cash of $349,000, $411,000 and $864,000 in the Comparative Period and in fiscal years 2002 and 2001, respectively, and generated cash of $1,186,000 in fiscal year 2000. During the Transition Period, the Company received proceeds from its line-of-credit and term loan agreements of $4,000,000 and made payments of $167,000 on its term loan, as well as decreased the restricted cash balance by $510,000. In addition, the Company received net proceeds of $271,000 related to the activities of employee benefit stock plans. During fiscal year 2002, $553,000 of cash was used to pay off the line of credit. This was offset by net proceeds from the activities of employee benefit stock plans of $262,000. In fiscal year 2001, the Company made net repayments of $993,000 to the line of credit, offset by $224,000 of cash received from activities of employee benefit stock plans. In fiscal year 2000, cash was generated by proceeds from employee benefit stock plans as well as increased net borrowings on the line-of-credit and a decrease in restricted cash requirements.

        At December 31, 2002, the Company had $4,133,000 of debt obligations, compared with zero, $553,000 and $1,546,000 at fiscal years ended June 30, 2002, 2001 and 2000, respectively. The December 31, 2002 debt primarily represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon), which was amended during the six months ended December 31, 2002 to increase the Maximum Credit Limit on the line-of-credit to $4,000,000 and to add an additional $1,750,000 term loan to the Agreement.

        Increases in components of working capital are primarily due to the acquisition of Motor Products on July 30, 2002.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The Agreement matures on September 10, 2003 but may be extended upon agreement by Silicon. The Company believes it will be able to renew its line-of-credit prior to its maturity. The interest rate on the line-of-credit is equal to the prime rate plus 1.5%. The interest rate may be adjusted on a quarterly basis, but not above prime rate plus 1.5%, if the Company achieves certain defined financial ratios. In addition to interest, the line bears a monthly unused line fee at 0.375% on the difference between the amount of the credit limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit to fund the purchase of Motor Products. As of December 31, 2002, the amount available under the line of credit was $982,000.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The term loan requires forty-two monthly principal payments of $41,667 plus interest through February 2, 2006. The loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates which is September 10, 2003. Accordingly, amounts outstanding under the term loan have been classified as a current liability. The loan bears interest at 8.38%, but may be adjusted on a quarterly basis, but not above 8.38%, if the Company achieves certain defined financial ratios. The Company borrowed $1,750,000 under this term loan on July 30, 2002 to fund the purchase of Motor Products.

        Both loan facilities are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability. At December 31, 2002, the Company was in compliance with all covenants.

        The Company's working capital, capital expenditure and debt service requirements, including payment of the litigation settlement, are expected to be funded from cash provided by operations, the Company's existing cash balance and amounts available under the line of credit facility. The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing. A key component of the Company's liquidity relates to the availability of amounts under the line of credit with Silicon Valley Bank. Any lack of availability of this facility could have a material adverse impact on the Company's liquidity position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of December 31, 2002, the Company has not used derivative instruments or engaged in hedging activities.

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

Foreign Currency Risk

        After July 29, 2002, upon the sale of the Power and Process Business, the Company had one wholly-owned subsidiary located in England. Sales from this operation are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The changes in the British Pound/U.S. Dollar exchange rate may positively or negatively affect the Company's sales, gross margins, net income, retained earnings and comprehensive income. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of

SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company accounted for the acquisition of Motor Products in accordance with SFAS No. 141.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity's product warranty liabilities to the extent they are material. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of the recognition provisions of FIN 45 on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure of SFAS No. 148 are effective for the Company's fiscal year ended December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management is not aware of any material variable interest entities that it may be required to consolidate.

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

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on historical experience and judgments based on current economic and customer specific factors. Significant judgments are made by management in connection with establishing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, the Company's customers are unable to meet their payment obligations. The Company continues to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which may not be collected. A significant change in the liquidity or financial position of the Company's customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

        Inventory is valued at the lower of cost or market. The Company monitors and forecasts expected inventory needs based on sales forecasts. Inventory is written down or written off when it becomes obsolete or when it is deemed excess. These determinations involve the exercise of significant judgment by management. If actual market conditions are significantly different than those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on our results of operations. Demand for our products can fluctuate significantly, and in the past we have recorded substantial charges for inventory obsolescence

        The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

        The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable. Under previous standards, the assets had to be carried at historical cost if the projected cash flows from their use would recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows were less than their carrying value, even by one dollar, the long-lived assets had to be reduced to their estimated fair value. Considerable judgment was and is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill and long-lived asset impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair value. Depending upon future assessments of fair value, there could be impairment recorded related to goodwill and other long-lived assets.

CONTRACTUAL COMMITMENTS

        For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 6 and 10 to the consolidated financial statements. At December 31, 2002, the Company's commitments under these obligations were as follows (in thousands):

Fiscal Period	Operating Leases	Line of Credit(1)	Term Loan(2)	Note Payable	Litigation Settlement	Total
Year ended Dec 31, 2003	$452	$2,250	$500	$300	$350	$3,852
Year ended Dec 31, 2004	407	—	500	—	250	1,157
Year ended Dec 31, 2005	281	—	500	—	—	781
Year ended Dec 31, 2006	7	—	83	—	—	90
Year ended Dec 31, 2007	—	—	—	—	—	—

	$1,147	$2,250	$1,583	$300	$600	$5,880

(1)
The line of credit Agreement matures on September 10, 2003 but can be extended upon agreement by Silicon.

(2)
The term loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates. This table assumes the Company's line of credit will be renewed annually for purposes of the term loan payment schedule. This allows for the term loan to be repaid over a forty-two month period.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Allied Motion Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of ALLIED MOTION TECHNOLOGIES, INC. (a Colorado corporation and formerly known as Hathaway Corporation) AND SUBSIDIARIES as of December 31, 2002 and June 30, 2002 and the related consolidated statements of operations, stockholders' investment and cash flows for the six-month period ended December 31, 2002 and for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the six month period ended December 31, 2002 and for each of the years in the three-year period ended June 30, 2002 of Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies, Inc. and subsidiaries as of December 31, 2002 and June 30, 2002 and the results of their operations and their cash flows for the six-month period ended December 31, 2002 and for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Allied Motion Technologies, Inc. and subsidiaries adopted the provisions of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002.

KPMG LLP

Denver, Colorado
February 24, 2003

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2002	June 30, 2002
Assets
Current Assets:
Cash and cash equivalents	$1,955	$4,278
Restricted cash	—	501
Current assets of segment held for sale	684	10,702
Trade receivables, net of allowance for doubtful accounts of $148 and $64 at December 31 and June 30, 2002, respectively	5,481	2,713
Inventories, net	3,953	1,713
Deferred income taxes	1,257	706
Prepaid expenses and other	846	656

Total Current Assets	14,176	21,269
Property, plant and equipment, net	6,431	1,019
Goodwill and intangible assets	7,741	341

Total Assets	$28,348	$22,629

Liabilities and Stockholders' Investment
Current Liabilities:
Current liabilities of segment held for sale	$535	$4,221
Debt obligations	4,133	—
Accounts payable	2,375	423
Accrued liabilities and other	2,562	2,179
Income taxes payable	713	702

Total Current Liabilities	10,318	7,525
Litigation settlement, net of current portion	250	600
Pension and post-retirement obligations	2,803	—

Total Liabilities	13,371	8,125
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 4,837 and 4,690 shares issued at December 31 and June 30, 2002, respectively	8,100	7,811
Retained earnings	6,849	6,521
Cumulative translation adjustment	28	172

Total Stockholders' Investment	14,977	14,504

Total Liabilities and Stockholders' Investment	$28,348	$22,629

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the six month period ended December 31, 2002
		For the fiscal years ended June 30,
		2002	2001	2000
Revenues	$17,191	$15,723	$21,188	$18,591
Cost of products sold	13,169	10,620	13,118	11,304

Gross margin	4,022	5,103	8,070	7,287
Operating costs and expenses:
Selling	726	901	1,162	1,037
General and administrative	2,217	3,497	3,200	2,826
Engineering and development	754	846	962	861
Amortization and other	131	5	57	83

Total operating costs and expenses	3,828	5,249	5,381	4,807

Operating income (loss)	194	(146)	2,689	2,480
Other income (expense), net:
Interest expense	(130)	—	(82)	(153)
Other (expense) income, net	21	70	15	(79)

Total other (expense) income, net	(109)	70	(67)	(232)

Income (loss) before income taxes from continuing operations	85	(76)	2,622	2,248
(Provision) benefit for income taxes	(40)	31	(598)	(330)

Income (loss) from continuing operations	45	(45)	2,024	1,918
Discontinued Operations
Gain on the sale of Power and Process Business, net of tax	1,019	—	—	—
Operating (loss) income from discontinued operations, net of tax	(736)	(221)	(28)	(443)

Income (loss) from discontinued operations	283	(221)	(28)	(443)

Net income (loss)	$328	$(266)	$1,996	$1,475

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.45	$0.44
Income (loss) from discontinued operations	0.06	(0.05)	(0.01)	(0.10)

Net income (loss) per share	$0.07	$(0.06)	$0.44	$0.34

Basic weighted average common shares	4,817	4,644	4,493	4,341

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$0.42	$0.40
Income (loss) from discontinued operations	0.06	(0.05)	(0.01)	(0.09)

Net income (loss) per share	$0.07	$(0.06)	$0.41	$0.31

Diluted weighted average common shares	4,970	4,644	4,834	4,785

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(In thousands)

	Common Stock
			Loans Receivable For Stock	Retained Earnings	Cumulative Translation Adjustments	Comprehensive Income
	Shares	Amount
Balances, June 30, 1999	4,283	$6,081	$(235)	$3,316	$154
Common stock issued under employee benefit stock plans	177	571
Tax benefit from disqualifying stock dispositions		65
Foreign currency translation adjustment					(120)	$(120)
Net income				1,475		1,475

Comprehensive income						$1,355

Balances, June 30, 2000	4,460	6,717	(235)	4,791	34
Common stock issued under employee benefit stock plans	61	149	75
Tax benefit from disqualifying stock dispositions		178
Shares issued to repurchase subsidiary stock	76	309
Foreign currency translation adjustment					(186)	$(186)
Net income				1,996		1,996

Comprehensive income						$1,810

Balances, June 30, 2001	4,597	7,353	(160)	6,787	(152)
Common stock issued under employee benefit stock plans	93	235	27
Tax benefit from disqualifying stock dispositions		223
Reclassification of loan to officer			133
Foreign currency translation adjustment					324	$324
Net loss				(266)		(266)

Comprehensive income						$58

Balances, June 30, 2002	4,690	7,811	—	6,521	172
Common stock issued under employee benefit stock plans	131	225
Issuance of restricted stock	16	42
Stock compensation expense		22
Foreign currency translation adjustment					134	$134
Net income				328		328
Reclassification adjustment for amounts included in net income					(278)	(278)

Comprehensive income						$184

Balances, December 31, 2002	4,837	$8,100	$—	$6,849	$28

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six month period ended December 31, 2002
		For the fiscal years ended June 30,
		2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$328	$(266)	$1,996	$1,475
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	555	754	831	890
Provision for doubtful accounts	64	84	150	150
Provision for obsolete inventory	128	674	79	—
Accrued litigation settlement and legal fees	—	1,300	—	—
Gain on sale of Power and Process Business	(1,699)	—	—	—
Equity income from investments in joint ventures, net of dividends	—	(159)	(977)	(559)
Gain on sale of investment in joint venture	—	(674)	—	(126)
Deferred income tax (benefit) provision	107	(1,135)	372	31
Other	23	247	176	(18)
Changes in assets and liabilities, net of effects from acquisition and disposition:
(Increase) decrease in—
Trade receivables	1,036	(76)	12	(1,661)
Inventories, net	(215)	(747)	(530)	(1,234)
Prepaid expenses and other	(49)	(290)	(130)	182
Increase (decrease) in—
Accounts payable	(23)	134	(340)	309
Accrued liabilities and other	(1,683)	706	(824)	1,001

Net cash (used in) provided by operating activities	(1,428)	552	815	440
Cash Flows From Investing Activities:
Purchase of property and equipment	(423)	(903)	(908)	(827)
Payment for the purchase of Motor Products	(12,184)	—	—	—
Proceeds from sale of Power and Process Business	7,020	—	—	—
Activities related to joint venture investments, net	—	3,020	—	(282)

Net cash (used in) provided by investing activities	(5,587)	2,117	(908)	(1,109)
Cash Flows From Financing Activities:
Changes in restricted cash	510	(120)	(95)	377
Borrowings on line-of-credit and term loan	4,000	—	124	303
Repayments on line-of-credit and term loan	(167)	(553)	(1,117)	(65)
Common stock issued under employee benefit stock plans	271	262	224	571

Net cash provided by (used in) financing activities	4,614	(411)	(864)	1,186
Effect of foreign exchange rate changes on cash	78	109	(60)	(5)

Net (decrease) increase in cash and cash equivalents	(2,323)	2,367	(1,017)	512
Cash and cash equivalents at beginning of period	4,278	1,911	2,928	2,416

Cash and cash equivalents at end of period	$1,955	$4,278	$1,911	$2,928

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$128	$6	$94	$152
Income taxes	—	90	179	53

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

ALLIED MOTION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Allied Motion Technologies, Inc. (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling motion products to a broad spectrum of customers throughout the world. Prior to July 29, 2002, the Company was also engaged in designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries. As discussed more fully in Note 2, on July 29, 2002, the Company sold substantially all of its Power and Process Business, and expects to finalize the sale of the Calibrator Business in the first quarter of 2003, which will complete the divestiture of all its Power and Process Segment, therefore transforming the Company and focusing all of its resources in the motor and motion products markets (Motion Strategy). The Company operates primarily in the United States and the United Kingdom. Prior to the sale of its Power and Process Business, the Company also had joint venture investments in China.

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation ("Motor Products") from Owosso Corporation, a publicly held corporation, for $11,800,000. Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment. The Company acquired Motor Products to further its Motion Strategy. See Note 3 for further information about the acquisition of Motor Products.

        The Company was known as Hathaway Corporation prior to October 2002. In connection with the sale of its Power and Process Business, the Hathaway name became the property of the buyers. At the October 2002 Annual Meeting of Stockholders, the stockholders approved an amendment to the Articles of Incorporation changing the Company's name to Allied Motion Technologies, Inc.

Fiscal Year End Change

        The Board of Directors approved a change in the fiscal year end from June 30 to December 31. The change is effective with this reporting period and therefore the Company is reporting a short six-month Transition Period ending December 31, 2002. The following table describes the periods presented in the Consolidated Financial Statements and related notes thereto:

Period:	Referred to as:
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001
Audited results from July 1, 1999 through June 30, 2000	Fiscal Year 2000

        The results of operations for the Comparative Period are as follows (in thousands, expect per share data):

For the Comparative Period Ended December 31, 2001
(Unaudited)
Revenues	$7,868
Gross margin	2,388
Operating income	115
Income from continuing operations	60
Loss from discontinued operations	(223)
Net loss	(163)
Basic and diluted income per share from continuing operations	.01
Basic and diluted net loss per share	(.04)

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

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are valued at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2002	June 30, 2002
Parts and raw materials, net	$2,332	$1,143
Work-in-process, net	940	570
Finished goods, net	681	—

	$3,953	$1,713

        Reserves established for anticipated losses on excess or obsolete inventories were approximately $1,024,000 and $697,000 at December 31 and June 30, 2002, respectively.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2002	June 30, 2002
Land	—	$227	$—
Building and building improvements	39 years	1,402	—
Machinery, equipment, tools and dies	2-8 years	6,932	3,110
Furniture, fixtures and other	3-10 years	1,643	1,323

		10,204	4,433
Less accumulated depreciation and amortization		(3,773)	(3,414)

		$6,431	$1,019

        Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the assets. Amortization of building improvements and leased equipment is provided, using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and any resulting gain or loss, if any, is reflected in earnings.

        Depreciation expense was approximately $354,000, $371,000, $310,000 and $280,000 in the Transition Period and fiscal years 2002, 2001 and 2000, respectively.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS No. 142) and ceased amortization of its goodwill. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its transitional goodwill impairment testing as of July 1, 2002 and determined that no impairments existed at that date. For more information on goodwill and the adoption of SFAS No.142, see Note 4.

Intangible Assets

        Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets

        On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144,

long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in the Transition Period or in the fiscal years ended June 30, 2002, 2001 or 2000.

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2002	June 30, 2002
Compensation and fringe benefits	$1,309	$731
Litigation and legal fees (Note 10)	425	829
Other accrued expenses	828	619

	$2,562	$2,179

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

Research and Development Expenses

        Research and development expenses are expensed as incurred.

Revenue Recognition

        The Company recognizes revenue when products are shipped or delivered (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectibility is reasonably assured.

Basic and Diluted Income per Share from Continuing Operations

        Basic income (loss) per share from continuing operations is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share from continuing operations is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method. Outstanding options totaling 153,000,

342,000 and 444,000 had a dilutive effect for the Transition Period, fiscal years 2001 and 2000, respectively. Stock options to purchase 971,000, 890,000, 240,000 and 14,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share for the Transition Period and fiscal years 2002, 2001 and 2000, respectively, since the results would have been anti-dilutive.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Adjustments for comprehensive income for all years presented are limited to cumulative translation adjustments from the translation of the financial statements of the Company's foreign subsidiaries.

Stock-Based Compensation

        The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost is reflected in net income (loss), except as discussed in Note 8. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net income (loss) would have been adjusted to the following amounts (in thousands, except per share data):

		For the Fiscal Years Ended June 30,
	For the Transition Period Ended December 31, 2002
		2002	2001	2000
Actual net income (loss)	$328	$(266)	$1,996	$1,475
Pro forma net (loss) income	$71	$(1,005)	$1,364	$1,444
Actual basic net income (loss) per share	$0.07	$(0.06)	$0.44	$0.34
Pro forma basic net income (loss) per share	$0.01	$(0.21)	$0.30	$0.33
Actual diluted net income (loss) per share	$0.07	$(0.06)	$0.41	$0.31
Pro forma diluted net income (loss) per share	$0.01	$(0.21)	$0.28	$0.30

        Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

        For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		For the Fiscal Years Ended June 30,
	For the Transition Period Ended December 31, 2002
		2002	2001	2000
Risk-free interest rate	3.9%	3.9%	5.9%	6.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	108.6%	120.7%	89.5%	81.9%

        The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the Transition Period ended December 31, 2002 and fiscal years ended June 30, 2002, 2001 and 2000 was $2.00, $2.57, $4.19 and $0.79, respectively. The total fair value of options granted was $461,000, $1,069,000, $1,897,000 and $130,000 in the Transition Period ended December 31, 2002 and fiscal years ended June 30, 2002, 2001 and 2000, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

Income Taxes

        The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

Concentration of Credit Risk

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

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company accounted for the acquisition of Motor Products in accordance with SFAS No. 141.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity's product warranty liabilities to the extent they are material. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of the recognition provisions of FIN 45 on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure of SFAS No. 148 are effective for the Company's fiscal year ended December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management is not aware of any variable interest entities that it may be required to consolidate.

Reclassifications

        Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on net income or stockholders' investment as previously reported.

2.    DISCONTINUED OPERATIONS

        On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI). Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation, a publicly traded corporation under the symbol DHR. The Power and Process Business was comprised of power instrumentation products, systems and automation products, and process instrumentation products. It also included investments in two Chinese joint ventures; a 25% interest in Kehui and a 40% interest in HPMS, which were also sold (See Note 5).

        Proceeds from the sale of substantially all of the Power and Process Business were $8,182,000 plus the assumption of certain related liabilities. The proceeds consist of $7,682,000 received as of December 31, 2002 plus $500,000 due on July 29, 2003. The amount due is included in prepaid expenses and other current assets in the accompanying December 31, 2002 balance sheet. After consideration of selling costs, the net proceeds on this sale were $6,904,000.

        The remaining assets of the Power and Process Segment relate to the Company's Calibrator Business. In August 2002, the Company's Board of Directors committed to a plan to dispose of the Calibrator Business. During the quarter ended September 30, 2002, the Company recorded a charge of $259,000 to write-down the carrying value of the Calibrator Business to its estimated fair value, less cost to sell. This charge is included in loss from operating results from discontinued operations. The Company expects to finalize the sale of the Calibrator Business during the first quarter of 2003.

        Collectively, the Power and Process Business and the Calibrator Business made up the Company's Power and Process segment as previously reported.

        In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses and assets and liabilities of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the captions, "Income (loss) from discontinued operations", "Current assets of segment held for sale" and "Current liabilities of segment held for sale" for all periods. In addition, certain of these Notes have been recast for all periods to reflect the discontinuance of these operations.

        Summary results for the discontinued operations are as follows (in thousands):

	For the Transition Period ended December 31, 2002	For the fiscal years ended June 30,
		2002	2001	2000
Revenues	$1,342 (a)	$26,336	$27,198	$26,542

Income (loss) from discontinued operations:
Gain on the sale of Power and Process, net of tax provision of $680	$1,019	$—	$—	$—

Operating results:
Loss from operations	(1,224)	(510)	(50)	(644)
Tax benefit	488	289	22	201

Operating loss from discontinued operations	(736)	(221)	(28)	(443)

Income (loss) from discontinued operations	$283	$(221)	$(28)	$(443)

(a)
Includes one month Power and Process Business revenues and six months Calibrator Business revenues.

        Amounts included in the Consolidated Balance Sheets for discontinued operations are as follows (in thousands):

	December 31, 2002	June 30, 2002
Current assets of segment held for sale
Trade receivables, net	$165	$5,188
Inventories, net	351	3,406
Property, plant and equipment	97	915
Prepaid expenses and other	71	535
Deferred income taxes	—	658

Total	$684	$10,702

Current liabilities of segment held for sale
Accounts payable	$53	$1,344
Accrued liabilities	450	2,504
Product warranty reserve	32	373

Total	$535	$4,221

3.    MOTOR PRODUCTS ACQUISITION

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products from Owosso Corporation, a publicly held corporation, for $11,800,000. The Company incurred approximately $712,000 in acquisition costs, which resulted in a total purchase price of $12,512,000. The Company paid $11,500,000 in cash at closing and $300,000 was paid in January 2003 and is included in debt obligations in the accompanying December 31, 2002 balance sheet.

        The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition which in part was determined by a third-party appraisal. The net purchase price allocation was as follows (in thousands):

Trade receivables	$2,927
Inventories	2,300
Other current assets	56
Property, plant and equipment	5,377
Amortizable intangible assets	2,670
Goodwill	4,861
Accrued liabilities and other current liabilities	(2,937)
Pension and post-retirement obligations	(2,742)

Net purchase price	$12,512

        The acquired goodwill and intangible assets will be deductible for tax purposes. The amortizable intangible assets will be amortized as discussed in Note 4.

        The accompanying consolidated financial statements include the operating results of Motor Products subsequent to July 30, 2002.

        The following presents the Company's unaudited pro forma financial information from continuing operations for the six months ended December 31, 2002 and the fiscal year ended June 30, 2002. The pro forma statements of operations give effect to the acquisition of Motor Products as if it had occurred at July 1, 2001. The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had the acquisition actually occurred at the beginning of each fiscal period or to project the Company's results of operations for any future period (in thousands, except per share data).

	For the Transition Period ended December 31, 2002	For the Fiscal Year ended June 30, 2002
Revenues	$19,303	$37,746
Gross margin	4,230	7,973
Operating income (loss)	108	(163)
Loss from continuing operations	$(23)	$(243)
Diluted loss per share from continuing operations	$.00	$(.05)

4.    GOODWILL AND INTANGIBLE ASSETS

        In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on July 1, 2002. SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption. However, the amounts used in the transitional goodwill impairment testing are measured as of July 1, 2002. The Company completed its analysis of the fair value of its goodwill and determined there is no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.

        The change in the carrying amount of goodwill for the Transition Period is as follows (in thousands):

Balance as of June 30, 2002	$341
Goodwill acquired during period	4,861

Balance as of December 31, 2002	$5,202

        Included in goodwill and intangible assets on the Company's consolidated balance sheet are the following intangible assets (in thousands):

	December 31, 2002	Estimated Life
Amortizable intangible assets
Customer lists	$1,930	8 years
Trade name	740	10 years
Accumulated amortization	(131)

Total intangible assets	$2,539

        Amortization expense for intangible assets for the Transition Period was $131,000. Estimated amortization expense for intangible assets is $315,000 for each of the years ended December 31, 2003 through 2007.

        The impact of not amortizing goodwill, net of taxes, for Fiscal Years 2002, 2001, and 2000 would not have a material impact on previously reported results.

5.    INVESTMENTS IN JOINT VENTURES

        The Company had three joint venture investments in China—a 20% interest in Hathaway Si Fang Protection and Control Company, Ltd. (Si Fang), a 25% interest in Zibo Kehui Electric Company Ltd. (Kehui) and a 40% interest in Hathaway Power Monitoring Systems Company, Ltd. (HPMS). The Company accounted for these investments using the equity method of accounting. On July 29, 2002, the Company sold its investments in Kehui and HPMS as part of the sale of its Power and Process Business.

        On July 5, 2001, the Company sold its investment in Si Fang for $3,020,000 in cash. The Company recorded a pretax gain on this sale, net of selling costs, of $674,000.

        The Company recorded the following in its consolidated statements of operations, all of which are now included in the results of discontinued operations (in thousands):

	For the fiscal years ended June 30,
	2002	2001	2000
Share of income under equity method of accounting	$159	$1,170	$698
Gain on sale of investment in Si Fang	674	—	126

6.    DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2002	June 30, 2002
Line of credit	$2,250	$—
Term loan	1,583	—
Note payable related to acquisition of Motor Products, interest at prime plus 2%, due in January 2003	300	—

Total	$4,133	$—
Less current maturities	(4,133)	—

Long-term debt obligations	$—	$—

        On May 7, 1998, the Company entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon) which was to mature on May 7, 2003. On July 30, 2002, the Company and Silicon amended the Agreement increasing the credit limit on the line-of-credit to $4,000,000. An additional $1,750,000 term loan was also added to the Agreement.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The Agreement matures on September 10, 2003 but can be extended upon agreement by Silicon. The Company believes it will be able to renew its line-of-credit prior to maturity. The interest rate on the line-of-credit is equal to Silicon's prime borrowing rate (4.75% at December 31, 2002) plus 1.5%. The interest rate may be adjusted on a quarterly basis, but not above prime rate plus 1.5%, if the Company achieves certain defined financial ratios. In addition to interest, the line bears a monthly unused line fee at 0.375% on the difference between the amount of the credit limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit in connection with the purchase of Motor Products. As of December 31, 2002, the amount available under the line-of-credit was $982,000.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The term loan requires forty-two monthly principal payments of $41,667 plus interest through February 1, 2006. The term loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates which is September 10, 2003. Accordingly, all amounts outstanding under the term loan have been classified as a current liability. The loan bears interest at 8.38%, but may be adjusted on a quarterly basis, but not above 8.38%, if the Company achieves certain defined financial ratios. The Company borrowed $1,750,000 under this term loan on July 30, 2002 in connection with the purchase of Motor Products.

        The loans are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability. At December 31, 2002, the Company was in compliance with all covenants.

7.    INCOME TAXES

        The benefit (provision) for income taxes is based on income (loss) before income taxes from continuing operations as follows (in thousands):

		For the fiscal years ended June 30,
	For the Transition Period ended December 31, 2002
		2002	2001	2000
Domestic	$(287)	$(601)	$2,693	$2,186
Foreign	372	525	(71)	62

(Loss) income before income taxes from continuing operations	$85	$(76)	$2,622	$2,248

        Components of the total benefit (provision) for income taxes are as follows (in thousands):

		For the fiscal years ended June 30,
	For the Transition Period ended December 31, 2002
		2002	2001	2000
Current benefit (provision):
Domestic	$(103)	$(310)	$(204)	$(117)
Foreign	(22)	(505)	—	19

Total current benefit (provision)	(125)	(815)	(204)	(98)
Deferred benefit (provision)—domestic	(107)	1,135	(372)	(31)

Benefit (provision) for income taxes	$(232)	$320	$(576)	$(129)

        The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

		For the fiscal years ended June 30,
	For the Transition Period ended December 31, 2002
		2002	2001	2000
Tax benefit (provision) on income from continuing operations, computed at statutory rate	$(29)	$26	$(891)	$(764)
State tax, net of federal benefit	(27)	20	(87)	(99)
Nondeductible expenses and goodwill amortization	(8)	(31)	(10)	(3)
Impact of foreign tax rates and credits	22	—	—	—
Adjustments to prior year accruals*	—	—	207	—
Change in valuation allowance	—	—	186	561
Other	2	16	(3)	(25)

Benefit (provision) for income taxes from continuing operations	(40)	31	(598)	(330)
Benefit (provision) for income taxes from discontinued operations	(192)	289	22	201

Benefit (provision) for income taxes	$(232)	$320	$(576)	$(129)

        * Adjustments relate to the successful resolution of certain income tax related issues.

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2002	June 30, 2002
Allowances and other accrued liabilities	$444	$705
Tax credit carryforwards	572	338
Net operating loss carryforwards	665	—
Other	—	87
Valuation allowance	(424)	(424)

Net deferred tax asset	$1,257	$706

        The Company has domestic tax credit carryforwards of $572,000 expiring in 2004 through 2008 and a domestic net operating loss carryforward of $1,848,000 expiring in 2022.

        Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2002. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset, net of valuation allowances as of December 31, 2002.

8.    STOCK COMPENSATION

Allied Motion Stock Option Plan

        At December 31, 2002, there were options outstanding to purchase 1,192,330 shares of common stock and options available for grant to purchase 270,640 shares under the Company's stock option plans. As of June 30, 2002, 112,360 options were granted in excess of the shares authorized under the stock option plans. The Company accounts for the over-issued stock options using variable plan accounting. Variable plan accounting requires the Company to recognize the difference between the fair market value of the stock and the exercise price of the excess options issued as compensation expense, to the extent that the fair market value exceeds the exercise price. A portion of the excess option grants were considered "fixed" on July 28, 2002 due to the forfeiture of 112,360 options related to the sale of the company's Power and Process Business. The remainder were considered "fixed" on October 24, 2002 when the Company's stockholders approved an additional 400,000 available for grant. On those dates, compensation cost of $39,000 was calculated based upon the then-current fair market values of the underlying common stock and will be recognized over the three -year vesting period of the options. Total compensation expense related to these stock options was $11,000 for the Transition Period ended December 31, 2002.

        Under the terms of the plans, options may not be granted at less than 85% of fair market value. Generally, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

        In conjunction with the sale of the Power and Process Business, all options held by employees of the business sold became immediately exercisable and expired on the closing date of the sale or thirty days later. All unexercised options on the expiration dates were forfeited and became eligible for future grants by the Company. The Company recorded compensation expense of $11,000 related to the accelerated vesting of these options

        Option activity during the Transition Period ended December 31, 2002 and fiscal years ended June 30, 2000, 2001 and 2002 was as follows:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 1999	819,004	$2.87	371,866	$3.36
Granted	164,000	1.81
Forfeited	(144,400)	3.48
Exercised	(177,101)	3.25

Outstanding at June 30, 2000	661,503	2.37	410,800	2.49
Granted	452,700	5.43
Forfeited	(32,936)	3.75
Exercised	(28,630)	1.93

Outstanding at June 30, 2001	1,052,637	3.66	460,857	2.36
Granted	415,960	2.93
Forfeited	(18,600)	4.25
Exercised	(15,000)	1.62

Outstanding at June 30, 2002	1,434,997	3.46	680,814	3.07
Granted	230,000	2.39
Forfeited	(346,674)	4.24
Exercised	(125,993)	1.72

Outstanding at December 31, 2002	1,192,330	3.21	685,535	3.41

        Exercise prices for options outstanding and exercisable at December 31, 2002 are as follows:

	Range of Exercise Prices			Total
	$1.13 - $2.40	$2.62 - $3.88	$4.31 - $6.72	$1.13 - $6.72
Options Outstanding:
Number of options	421,500	489,730	281,100	1,192,330
Weighted average exercise price	$2.11	$2.85	$5.50	$3.21
Weighted average remaining contractual life	5.4 years	6.2 years	6.4 years	6.0 years
Options Exercisable:
Number of options	191,500	272,135	221,900	685,535
Weighted average exercise price	$1.77	$2.96	$5.39	$3.41

Emoteq Corporation Stock Option Plan

        Prior to fiscal year 2001, the Company had granted options for shares of common stock of Emoteq Corporation (Emoteq, a wholly-owned subsidiary) to officers and key employees of Emoteq. The options were granted with exercise prices equal to the fair value of the underlying common stock on the date of grant, and consisted of time vesting options and performance vesting options. During fiscal year 2001 all of the outstanding (and also fully vested) stock options were exercised and 223,636 shares of Emoteq common stock, representing 12% ownership of Emoteq, were issued. Proceeds to the Company from the exercises totaled $498,000. Under the terms of the Emoteq stock option plan and the related stockholders' agreements, the stockholders had a liquidity put option that they could exercise only after owning the stock for at least six months. If the holder of the shares elected this put option, the Company would be required to purchase the shares of Emoteq at their then current fair market value. After holding the shares for at least six months, all such holders of Emoteq common stock exercised their put options and consequently, the Company purchased the shares for $1,006,000, the fair value of the shares, for consideration consisting of Hathaway common stock, notes payable and cash. The Company recorded $352,000 of cost in excess of net assets acquired (goodwill) related to the purchase of these Emoteq shares. The Emoteq stock option plan and stockholders' agreements were terminated in August 2001.

        Option activity for the Emoteq plan during fiscal years ended June 30, 2001 and 2000 was as follows:

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

9.    LOANS RECEIVABLE FOR STOCK

        At June 30, 2002, $133,000 was due to the Company from an Officer of the Company. The loan relates to the purchase of Company common stock and is included in Prepaid Expenses and Other on the accompanying consolidated balance sheet at June 30, 2002 as the note was repaid in full on September 16, 2002, with cash. The loan represented the principal balance of a loan made in fiscal year 1994 to the Chief Executive Officer of the Company in connection with his purchase of the Company's common stock, pursuant to the Officer and Director Loan Plan approved by stockholders on October 26, 1989. The loan was full-recourse with interest due at a current interest rate.

        The Company's loans receivable balance of $160,000 at June 30, 2001 is comprised of a loan receivable for $27,000 from the Leveraged Employee Stock Ownership Plan and Trust (the Plan) and the $133,000 from an Officer of the Company discussed above. The loans relate to the purchase of Company common stock and are reflected in the accompanying consolidated balance sheet at June 30, 2001 as an offset to stockholders' investment.

        The Plan allows eligible Company employees to participate in ownership of the Company. The June 30, 2001 $27,000 receivable represented the unpaid balance of the original $500,000 that the Company loaned to the Plan in fiscal year 1989 so that the Plan could acquire from the Company 114,285 newly issued shares of the Company's common stock. The note had an annual interest rate of 9.23% and was scheduled to mature May 31, 2004. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in the Transition Period and fiscal years 2002, 2001, and 2000)or ii) the annual interest payable on the note. Company contributions to the Plan were $29,000, $37,000 $133,000 and $84,000 in the Transition Period and fiscal years 2002, 2001 and 2000, respectively. The Company's contribution for 2001 was made on August 16, 2001 and was used to pay off the entire principal and interest due on the loan and purchase 33,095 newly issued shares of common stock of the Company.

10.  COMMITMENTS AND CONTINGENCIES

Leases

        At December 31, 2002, the Company maintains leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Fiscal Period	Total
Year ended Dec 31, 2003	452
Year ended Dec 31, 2004	407
Year ended Dec 31, 2005	281
Thereafter	7

$1,147

        Rental expense was $243,000, $531,427, $557,427 and $459,680 in the Transition Period and fiscal years 2002, 2001 and 2000, respectively.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount of salary that could be required to be paid under these contracts, if such events occur, totaled approximately $1,892,000 as of December 31, 2002. In addition to salary, severance benefits include the cost of life, disability, accident and health insurance for 24 months and a pro-rata calculation of bonus for the current year.

Consulting Agreement

        Effective September 1, 1998, the Company entered into a consulting agreement (Consulting Agreement) with the Chairman of the Board of Directors who is a major stockholder. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During the Transition Period and fiscal years 2002 and 2001 there was no compensation paid to the Chairman of the Board under the Consulting Agreement and the amount paid for fiscal year 2000 was $66,000.

Stock Repurchase Program

        Under an employee stock repurchase program approved by the Board of Directors, the Company may repurchase its common stock from its employees at the current market value. The Company's Agreement with Silicon limits employee stock repurchases to $125,000 per fiscal year. The number of shares repurchased under the program was zero for the Transition Period and fiscal years 2002 and 2001 and 263 shares for fiscal year 2000.

Litigation

        In 2001, the Company was named, with other parties, as a defendant in an environmental contamination lawsuit. In the Transition Period, the Company agreed to settle this lawsuit. Accordingly, as of June 30, 2002, an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000, net of tax) was recorded. This charge is included in the results of discontinued operations.

The lawsuit relates to property that was occupied by the Company's Power business over thirty-seven years ago. While the Company believes the suit was without merit, it agreed to the settlement to eliminate the future costs of defending itself and the uncertainty and risks associated with litigation. As of December 31, 2002, the amount of settlement, exclusive of legal costs, remaining to be paid was $600,000, including $350,000 included in Accrued Liabilities and Other and $250,000 included in Litigation Settlement, net of current portion, in the accompanying consolidated balance sheet.

        The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

11.  SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        The Company historically operated in two difference segments: Power and Process Business and Motion Business. On July 29, 2002, the Company completed the sale of substantially all the Power and Process Business transforming the Company into a focused Motion Business and therefore eliminated the need for segment reporting. The discontinued operations of Power and Process are discussed in Note 2.

        The Company's wholly-owned foreign subsidiary in the United Kingdom is included in the accompanying consolidated financial statements. Financial information related to continuing operations for the foreign subsidiary is summarized below (in thousands):

	For the Transition Period ended and as of December 31, 2002	For the fiscal years ended and as of June 30,
		2002	2001	2000
Revenues derived from foreign subsidiary	$735	$1,399	$289	$551
Identifiable assets	1,296	1,179	209	374

        Sales to international customers were $3,572,000, $4,880,000, $6,451,000 and $4,383,000 in the Transition Period and fiscal years 2002, 2001 and 2000, respectively.

        During fiscal years 2001 and 2000, one customer accounted for 20% and 11%, respectively, of the Company's consolidated revenue from continuing operations.

12.  PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

        Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

        In accordance with SFAS No. 132, Employers Disclosure About Pensions and Other Post-Retirement Benefits, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2002 (in thousands):

Change in pension benefit obligation:
Pension benefit obligation at July 30, 2002	$3,370
Service cost	41
Employee contributions	6
Interest cost	89
Actuarial gain	(359)
Benefits paid	(74)

Pension benefit obligation at December 31, 2002	$3,073

Change in plan assets:
Fair value of plan assets at July 30, 2002	$2,858
Actual return (loss) on plan assets	(20)
Employee contributions	6
Benefits and expenses paid	(74)

Fair value of plan assets at December 31, 2002	$2,770

Excess of benefit obligation over fair value of plan assets	$303
Unrecognized gain	223

Accrued pension cost	$526

Components of net periodic pension expense included in the consolidated statement of operations for the Transition Period is as follows:
Service cost	$41
Interest cost on projected benefit obligation	89
Expected return on assets	(115)

Net periodic pension expense	$15

Additional disclosures and assumptions:
Discount rate	6.25%
Expected long-term rate of return	10.00%
Rate of compensation increases	3.00%

Postretirement Welfare Plan

        Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products. No contributions from retirees are required and the plan is funded on a pay-as-you-go basis. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2002 (in thousands):

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at July 30, 2002	$2,230
Service cost	21
Interest cost	59
Actuarial loss	50
Benefits paid	(33)

Accumulated postretirement benefit obligation at December 31, 2002	$2,327

Accumulated postretirement benefit obligation	$2,327
Unrecognized net loss attributable to assumption changes during current year	50

Accrued postretirement benefit cost	$2,277

Net periodic postretirement benefit costs included in the Consolidated Statement of Operations for the Transition Period is as follows (in thousands):
Service cost	$21
Interest cost	59

Total	$80

        For measurement purposes, a 9.50% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 4.25% for 2013, and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $438,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the Transition Period by $17,700. Decreasing the assumed healthcare postretirement benefit obligation as of December 31, 2002 by 1% decreases the accumulated postretirement benefit obligation by $336,700 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for the Transition Period by $13,400. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% as of December 31, 2002 and 6.5% as of July 30, 2002.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the two quarters in the Transition Period and the four quarters in fiscal years 2002 and 2001 is as follows (in thousands, except per share data):

Transition Period	First Quarter	Second Quarter
Revenues	$8,020	$9,171
Gross margin	1,896	2,126
Income (loss) from continuing operations	(52)	97
Income from discontinued operations	243	40
Diluted (loss) income per share from continuing operations	(0.01)	0.02

Fiscal year 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,646	$4,222	$4,051	$3,804
Gross margin	996	1,392	1,290	1,425
Income (loss) from continuing operations	(73)	133	(57)	(48)
Income (loss) from discontinued operations	(165)	(57)	364	(363	)(1)
Diluted (loss) income per share from continuing operations	(0.01)	0.02	(0.01)	(0.01)
Fiscal year 2001	First Quarter		Second Quarter	Third Quarter	Fourth Quarter(2)
Revenues	$5,669		$5,635	$5,832	$4,052
Gross Margin	2,246		2,229	2,265	1,330
Income (loss) from continuing operations	685		750	916	(327)
Income (loss) from discontinued operations	(676	)(3)	21	(656)	1,283
Diluted income (loss) per share from continuing operations	0.14		0.16	0.19	(0.07)

(1)
Included in the results of discontinued operations for the fourth quarter of fiscal year 2002 is a pretax charge for litigation settlement and related legal fees of $1,429,000.

(2)
During the fourth quarter of fiscal year 2001, the Company began to be affected by the economic slowdown, particularly in the semiconductor and telecommunications markets.

(3)
Included in the results of discontinued operations for the first quarter of fiscal year 2001 is a pretax restructuring charge related to the restructuring of the Process Business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There were no disagreements with KPMG LLP on accounting and financial disclosure matters.

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

        In connection with the audits of the Company's financial statements for each of the two fiscal years ending June 30, 2000 and June 30, 2001 and in the subsequent interim period preceding Arthur Andersen's replacement, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make references to the matter in its reports. For a complete discussion, refer to the Form 8-K filed by the Company on July 18, 2002.

        On July 17, 2002, the Company engaged as its new principal accountant KPMG LLP ("KPMG") for the fiscal year ending June 30, 2002. The decision to retain KPMG LLP was approved by the Company's Board of Directors upon the recommendation of its Audit Committee. During the two fiscal years preceding and through the date of their appointment, the Company has not consulted with KPMG on matters of the type contemplated by Item 304(a) (2) (i) and (ii) of Regulation S-K. All of the fiscal periods included in this Form 10-K have been audited by KPMG LLP because of the discontinued operations.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

Name	Age	Position with the Company
Eugene E. Prince	70	Chairman of the Board of Directors
Richard D. Smith	55	Chief Executive Officer, Chief Financial Officer and Director
Delwin D. Hock	67	Director
Graydon D. Hubbard	69	Director
George J. Pilmans	64	Director

        Mr. Prince has served as a director of the Company since October 1975 and as Chairman of the Board of Directors since January 1981. He served as President of the Company from October 1975 and as Chief Executive Officer from September 1976 until his resignation from those offices on August 13, 1998. He retired from his employment with the Company effective August 13, 1998 but served as a paid consultant through November 1999. Pursuant to his consulting agreement, as long as Mr. Prince owns at least 10% of the issued shares of the Company, the Board of Directors shall nominate him for election to the Board of Directors. If he is elected, the Board of Directors will request that he be nominated for Chairman of the Board of Directors.

        Mr. Smith has served as a director of the Company since August 1996. He has served as Chief Executive Officer since August 13, 1998. He served as President from August 13, 1998 until May 2002. He was Executive Vice President from August 1993 until August 1998. Mr. Smith served as Vice-President of Finance from June 1983 to August 1993. He has served as Chief Financial Officer since June 1983. Pursuant to Mr. Smith's employment agreement, as long as he is the Chief Executive

Officer of the Company and is willing to serve, the Board of Directors will nominate him for election to the Board.

        Mr. Hock has served as a director of the Company since February 1997. He retired from his position as Chief Executive Officer of Public Service Company of Colorado, a gas and electric utility, in January 1996 and as Chairman of the Board of Directors in July 1997. From September 1962 to January 1996, Mr. Hock held various management positions at Public Service Company. He serves as a director of J.D. Edwards & Company and on six separate entities overseeing the operation of funds in the American Century Investors fund complex.

        Mr. Hubbard has served as a director of the Company since 1991. He is a retired certified public accountant and was a partner of Arthur Andersen LLP, the Company's former independent public accountants, in its Denver office for more than five years prior to his retirement in November 1989. Mr. Hubbard is also an author.

        Mr. Pilmanis has served as a director of the Company since 1993. For more than five years he has been chairman and president of Balriga International Corp., a privately held company concerned with business development in the Far East and Eastern Europe. He is also Executive Director of the Foreign Investors Council in Latvia.

Executive Officers

Name	Age	Position with the Company
Richard D. Smith	55	Chief Executive Officer, Chief Financial Officer and Director
Richard S. Warzala	49	President and Chief Operating Officer

        Information with respect to Mr. Smith's employment experience is provided above.

        Mr. Warzala was appointed President of the Company in May 2002 and has been employed by the Company since October 2001. From March 2000 through March 2001, Mr. Warzala served as President of the Motion Components Group for Danaher Corporation. Previously, he held various management positions at American Precision Industries, Inc. and was President of the Motion Group when it was acquired by Danaher in March 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who own more than ten percent of the Company's Common Stock to report their ownership and any changes in that ownership to the Securities and Exchange Commission. The Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were met for the Transition Period.

Item 11. Executive Compensation.

Summary of Cash and Other Compensation of Executive Officers

        The following table shows the compensation earned by the Chief Executive Officer and the President (the "Named Executive Officers") of the Company during the Transition Period and the fiscal years 2002, 2001 and 2000.

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Period	Salary		Bonus		Securites underlying options	All Other Compensation
Richard D. Smith, CEO	Transition 2002 2001 2000	$ $ $ $	117,500 233,333 223,125 206,250	$ $ $ $	0 0 180,000 42,000	0 90,000 90,000 69,000	$ $ $ $	3,704 20,540 17,245 17,547	(1)
Richard S. Warzala, President and COO	Transition 2002	$ $	112,500 117,500	$ $	0 0	200,000 200,000	$ $	2,919 2,014	(2)

(1)
All other compensation for Mr. Smith during the Transition Period consists of Company contributions to defined contribution plans of $2,519 and interest on a loan to Mr. Smith of $1,185 calculated as the difference between interest accrued and the fair market rate at the time the interest rate was determined.

(2)
All other compensation for Mr. Warzala during the Transition Period consists of Company contributions to defined contribution plans of $2,919.

Option Grants in Transition Period

        The following table provides a summary of all stock options granted during the Transition Period to the Named Executive Officers. It also shows a calculation of the potential realizable value if the fair market value of the Company's shares were to appreciate at either a 5% or 10% annual rate over the period of the option term.

Individual Grants
Potential realizable value at assumed annual rate of stock price appreciation for option term
	Number of securities underlying options granted(1)	Percent of total options granted to employees in fiscal year
Name			Exercise or base price ($/Sh)(2)	Expiration date
					5%($)	10%($)
Richard Warzala	200,000	87.0	$2.40	07/01/2009	$195,408	$455,384

(1)
The grants permit the exercise of options in exchange for shares of the Company's Common Stock as well as for cash. In connection with a merger, sale of assets, share exchange, or change of control of the Company, the Committee may allow surrender for cash, substitution or cancellation.

(2)
Exercise price was established at quoted market price for Company shares on the date of grant.

Aggregated Option Exercises in Transition Period and Transition Period-End Option Values

        The following table sets forth information regarding option exercises during the Transition Period and unexercised stock options held as of December 31, 2002 by the Named Executive Officers:

			Number of unexercised options at period end(#)		Value of unexercised in-the-money options at period end($)(1)
	Shares acquired on exercise (#)
Name		Value realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard D. Smith	30,000	$7,950	400,000	—	$181,380	$—
Richard S. Warzala	—	$—	16,500	383,500	$—	$—

(1)
Fair market value of unexercised in-the-money options at period end is based on the closing price of $1.77 Common Stock on December 31, 2002.

Compensation of Directors

        The Board of Directors holds four regular full day meetings each year. Non-employee directors are compensated at the rate of $3,600 per full day meeting of the board, $1,100 for each additional one-half day meeting, $500 per hour for a telephone meeting, $1,100 per committee meeting, and $1,100 per half day for official travel to locations outside the Denver area.

        Non-employee board members are compensated at the rate of $275 per hour for the time spent consulting with the Company at the request of the Board of Directors or the Executive Officers, preparing minutes of the Audit or Compensation Committees and on special assignment of such committees. During the Transition Period, Mr. Hock and Mr. Pilmanis each received $275 for preparation of Committee Minutes.

        The Company entered into a Consulting Agreement with Mr. Prince effective after his retirement from employment on August 31, 1998. Under the Agreement, Mr. Prince will provide consulting services to the Company on matters as requested by the Executive Officers. He will be compensated at the rate of $250 per hour. During the Transition Period, Mr. Prince was not paid for providing any consulting services.

Employment Agreement With Chief Executive Officer

        The Company has an Employment Agreement with Richard D. Smith, Chief Executive Officer, which became effective August 13, 1998 for an initial term of five years and continues subsequently on a year-to-year basis unless the Company or the officer gives termination notice at least 60 days prior to expiration of the initial or subsequent terms.

        Base Salary.    The Agreement provides a base salary of not less than $210,000 for Mr. Smith, and may be reviewed annually for increase on a merit basis. Mr. Smith's salary was increased to $235,000 effective September 2001.

        Annual Incentive Plan.    Annual incentive bonuses are paid based on achieving performance criteria established annually by the Board of Directors. The performance criteria will recognize the overall financial performance of the Company or the performance of its separate segments and the improvements made in financial results.

        Long-Term Incentive Plan Payment.    The Company utilizes stock options for long-term incentives.

        Other Provisions.    Mr. Smith participates in other benefits and perquisites as are generally provided by the Company to its employees. In addition, the Company provides Mr. Smith with $500,000 of life insurance and an automobile. In the event of death, disability or termination by the Company prior to a change in control, other than for cause, the Agreement with Mr. Smith provides for limited continuation of salary and insurance benefits and for bonus prorations or settlements.

Change in Control Arrangements

        The Company has entered into agreements with Mr. Smith and Mr. Warzala pursuant to which, upon termination by the Company (other than for cause as defined in the Agreement) or by the executive for good reason (as defined in the Agreement) within 90 days prior to or 24 months following a change in control of the Company, they are entitled to receive a severance payment equal to 2.5 times the sum of current annual base salary plus the amount paid under the Annual Incentive Plan for the preceding fiscal year, an allocation for incentive compensation for the current year up to the date of termination and two year continuation of insurance benefits. The agreements expire on December 31 of each year, however, they are extended automatically on January 1 of each year for a term of two years, unless notice of non-renewal is given by the Company not later than the September 30 immediately preceding renewal. The Company has similar agreements (providing lower severance multiples) with other key executives. The change in control agreements are applicable to a change in control of the Company or of the subsidiary or division for which the executive is employed and require the key executives to remain in the employ of the Company for a specified period in the event of a potential change in control of the Company and provide employment security to them in the face of current pressures to sell the Company or in the event of take-over threats, so that they can devote full time and attention to the Company's efforts free of concern about discharge in the event of a change in control of the Company. These agreements are common at other public companies. They are not excessive and are within industry standards. The Board of Directors has considered termination of these agreements and determined that the reasons for executing change in control agreements continue to be valid and concluded that notices of non-renewal would not be in the best interests of shareholders.

Compensation Committee Interlocks and Insider Participation

        During the Transition Period, the Compensation Committee was comprised of Messrs. Pilmanis, Hock and Hubbard who are all non-employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table and notes set forth, as of the Record Date (except for Mr. Albert for whom information is provided as of March 16, 2000), the beneficial ownership, as defined by the regulations of the Securities and Exchange Commission, of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (based on the records of the Company's stock transfer agent or a representation by the beneficial owner), each director and nominee, the executive officer and all persons who serve as executive officers and directors of the Company, as a group.

Name and address of beneficial owner	Amount and nature of beneficial relationship		Percent of class(2)
Eugene E. Prince 7560 Panorama Drive Boulder, Colorado 80303	933,717	(3)	18.9%
Richard D. Smith 23 Inverness Way East, Suite 150 Englewood, Colorado 80112	565,267	(4)	10.8%
Ira Albert 1304 SW 160th Avenue, Suite 209 Ft. Lauderdale, Florida 33326	274,300	(5)	5.7%
Richard S. Warazala	60,000	(6)	1.2%
Delwin D. Hock	43,167	(7)	—
Graydon D. Hubbard	37,167	(8)	—
George J. Pilmanis	19,667	(9)	—
Directors and executive officers of the Company as a group (6 persons)	1,658,984	(10)	30.4%

(1)
All beneficial ownership is sole and direct unless otherwise noted.

(2)
No percent of class is shown for holdings of less than 1%.

(3)
Includes 91,167 shares of Common Stock which Mr. Prince has the right to acquire within 60 days of the Record Date upon exercise of options. Includes 88,800 shares of Common Stock held by the Prince Children's Trusts, of which Mr. Prince's wife is trustee and as to which Mr. Prince disclaims beneficial ownership.

(4)
Includes 400,000 shares of Common Stock which Mr. Smith has the right to acquire within 60 days of the Record Date upon exercise of outstanding options and 121,784 shares of Common Stock held by the Company's Employee Stock Ownership Plan ("ESOP") as of the Record Date, as to which Mr. Smith could be deemed to have shared investment power as a trustee of the ESOP, which includes 4,575 shares of Common Stock credited to the ESOP account of Mr. Smith. Includes 42,583 shares of Common Stock held by Smith Family Trust, of which Mr. Smith is trustee.

(5)
Based on Schedule 13D filed by Mr. Albert with the Securities and Exchange Commission on or about March 16, 2000; includes 117,600 shares of Common Stock, held by Albert Investment Associates, L.P., as to which Mr. Albert has sole voting and investment power; includes 133,200 shares of Common Stock held by various accounts as to which Mr. Albert has sole investment power.

(6)
Includes 50,000 shares of Common Stock which Mr. Warzala has the right to acquire within 60 days of the Record Date upon exercise of outstanding options.

(7)
Includes 37,167 shares of Common Stock which Mr. Hock has the right to acquire within 60 days of the Record Date upon exercise of outstanding options.

(8)
Consists of 37,167 shares of Common Stock which Mr. Hubbard has the right to acquire within 60 days of the Record Date upon exercise of outstanding options.

(9)
Consists of 11,667 shares of Common Stock which Mr. Pilmanis has the right to acquire within 60 days of the Record Date upon exercise of outstanding options.

(10)
Includes 627,167 shares of Common Stock which directors and executive officers have the right to acquire within 60 days of the Record Date upon exercise of outstanding options and 121,784 shares of Common Stock held by the ESOP as to which Mr. Smith has shared investment power as trustee of the ESOP, which includes 4,575 shares of Common Stock held by the ESOP for the account of Mr. Smith.

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,192,330	$3.21	270,640

Item 13. Certain Relationships and Related Transactions.

        Effective September 1, 1998, the Company entered into a Consulting Agreement with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major shareholder of the Company. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During the Transition Period and fiscal years 2002 and 2001, Mr. Prince was not paid for providing any consulting services. For fiscal year 2000, he was paid $66,000.

Item 14. Controls and Procedures.

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Within 90 days prior to the filing of this report, the Company's chief executive officer and chief financial officer evaluated the Company's controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K and concluded that they are effective. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 16. Principal Accountant Fees and Services

Audit Fees

        The aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's Quarterly Report on Forms 10-Q for the Transition Period are as follows:

Transition Period
KPMG LLP	$131,500
Fiscal 2002
KPMG LLP	$58,250
Arthur Andersen LLP	20,000

Total	$78,250
Fiscal 2001
Arthur Andersen LLP	$73,020

All Other Fees

        The aggregate fees billed or expected to be billed for professional services rendered to the Company, other than for services described above, are as follows:

Transition Period
KPMG LLP	$14,500
Fiscal 2002
Arthur Andersen LLP	$42,330
Fiscal 2001
Arthur Andersen LLP	$28,486

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002.

b)
Consolidated Statements of Operations for the six month Transition Period ended December 31, 2002 and each of the fiscal years in the three-year period ended June 30, 2002.

c)
Consolidated Statements of Cash Flows for the six month Transition Period ended December 31, 2002 and each of the fiscal years in the three-year period ended June 30, 2002.

d)
Consolidated Statements of Stockholders' Investment for the six month Transition Period ended December 31, 2002 and each of the fiscal years in the three-year period ended June 30, 2002.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Auditors.

2.
Financial Statement Schedules

II.
Valuation and Qualifying Accounts.

3.
Exhibits

Exhibit No.	Subject	Page
3.1	Restated Articles of Incorporation.	*
3.2	Amendment to Articles of Incorporation dated September 24, 1993.	*
3.3	By-laws of the Company adopted August 11, 1994.	*
10.1
	Severance Agreement dated June 15, 1989 between Hathaway Corporation and Richard D. Smith. Incorporated by reference to Exhibit 10n(ii) to the Company's 1989 annual Report and Form 10-K for the fiscal year ended June 30, 1989.	*
10.2	Management Incentive Bonus Plan for the fiscal year ending June 30, 1996. Incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended June 30, 1995.**	*
10.3
	Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.4
	Schedule to Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*

10.5	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.6	Employment Agreement between Hathaway Corporation and Richard D. Smith, effective August 13, 1998.	*
10.7	Consulting Agreement between Hathaway Corporation and Eugene E. Prince dated September 1, 1998.	*
10.8	Year 2000 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.	*
10.9	2001 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 21, 2000.	*
10.10
	Asset Purchase Agreement By and Among Qualitrol Power Products, LLC, Danaher UK Industries Limited, Hathaway Systems Corporation, Hathaway Industrial Automation, Inc., Hathaway Process Instrumentation Corporation, Hathaway Systems, Ltd. and Hathaway Corporation. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated June 24, 2002.	*
10.11
	Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.	*
10.12	Amendment dated July 10, 2002 to Loan Documents for Silicon Valley Bank. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.	*
10.13	Amendment dated July 30, 2002 to Loan Documents for Silicon Valley Bank. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.	*
10.14	Amendment No. 1 to the Hathaway Corporation Year 2000 Stock Incentive Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.	*
21	List of Subsidiaries.	53
23	Consent of KPMG LLP. Included on page 49.	49
99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	51

*
These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

**
The Management Incentive Bonus Plans for the fiscal years ending June 30, 1997, 1998, 1999, 2000, 2001, 2002 and the six month Transition Period ended December 31, 2002 are omitted because they are substantially identical in all material respects to the Management Incentive Bonus Plan for the fiscal year ending June 30, 1996 previously filed with the Commission, except for the fiscal years to which they apply.

(b)
Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 2002.

INDEPENDENT AUDITORS' CONSENT

The Board of Directors and Stockholders of Allied Motion Technologies, Inc.:

        We consent to the incorporation by reference in the registration statements (Nos. 33-37473, 33-44997, 333-21337 and 333-55344) on Form S-8 of Allied Motion Technologies, Inc. of our report dated February 24, 2003, with respect to the consolidated balance sheets of Allied Motion Technologies, Inc. as of December 31, 2002 and June 30, 2002, and the related consolidated statements of operations, stockholders' investment and cash flows for the six-month period ended December 31, 2002 and for each of the fiscal years in the three year period ended June 30, 2002, and the related financial statement schedule, which report appears in the December 31, 2002, transitional report on Form 10-K of Allied Motion Technologies, Inc.

        As discussed in note 1 to the consolidated financial statements, Allied Motion Technologies, Inc. and subsidiaries adopted the provisions of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2002.

KPMG LLP

Denver, Colorado
March 31, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES, INC.
By:	/s/ RICHARD D. SMITH Chief Executive Officer and Chief Financial Officer
Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2003
/s/ EUGENE E. PRINCE Eugene E. Prince	Chairman of the Board of Directors	March 31, 2003
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 31, 2003
/s/ DELWIN D. HOCK Delwin D. Hock	Director	March 31, 2003
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	March 31, 2003

CERTIFICATION

I, Richard D. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K of Allied Motion Technologies, Inc. (the "registrant");

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

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer and Chief Financial Officer

ALLIED MOTION TECHNOLOGIES, INC.

SCHEDULE II—VALUATION AND QUALIFIYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Additions due to Acquistion	Balance at End of Period
Transition Period Ended December 31, 2002:
Reserve for bad debts	$64	$52	$(9)	$41	$148
Reserve for excess or obsolete inventories	$697	$92	$(224)	$459	$1,024

Year Ended June 30, 2002:
Reserve for bad debts	$60	$34	$(30)	$—	$64
Reserve for excess or obsolete inventories	$690	$247	$(240)	$—	$697

Year Ended June 30, 2001:
Reserve for bad debts	$54	$9	$(3)	$—	$60
Reserve for excess or obsolete inventories	$579	$111	$—	$—	$690

Year Ended June 30, 2000:
Reserve for bad debts	$27	$27	$—	$—	$54
Reserve for excess or obsolete inventories	$546	$33	$—	$—	$579