Form 10-Q
period 2003-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2003-05-15
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003	Commission File Number 0-4041
(Unaudited)

ALLIED MOTION TECHNOLOGIES, INC.

(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150
Englewood, Colorado 80112
Telephone: (303) 799-8520

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

Number of Shares of the only class of Common Stock outstanding:  4,854,545 as of April 30, 2003

ALLIED MOTION TECHNOLOGIES, INC.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In Thousands, except per share data)

(Unaudited)

March 31, 2003

December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$1,114	$1,955
Current assets of segment held for sale	—	684
Trade receivables, net of allowance for doubtful accounts of $110 and $148 at March 31, 2003 and December 31, 2002, respectively	5,664	5,481
Inventories, net	3,725	3,953
Deferred income taxes	1,385	1,257
Prepaid expenses and other	980	846
Total Current Assets	12,868	14,176
Property, plant and equipment, net	6,549	6,431
Goodwill and intangible assets	7,662	7,741
Total Assets	$27,079	$28,348

Liabilities and Stockholders’ Investment
Current Liabilities:
Accounts payable	$2,047	$2,375
Accrued liabilities and other	2,704	2,562
Debt obligations	3,708	4,133
Current liabilities of segment held for sale	—	535
Income taxes payable	671	713
Total Current Liabilities	9,130	10,318
Pension, post-retirement liabilities and other	3,112	3,053
Total Liabilities	12,242	13,371

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 4,855 and 4,837 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	8,130	8,100
Retained earnings	6,700	6,849
Cumulative translation adjustments	7	28
Total Stockholders’ Investment	14,837	14,977
Total Liabilities and Stockholders’ Investment	$27,079	$28,348

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2003	2002
Revenues	$9,176	$4,051
Cost of products sold	6,973	2,861
Gross margin	2,203	1,190

Operating costs and expenses:
Selling	464	233
General and administrative	1,310	935
Engineering and development	441	200
Amortization of intangible assets	78	—
Restructuring charge	105	—
Total operating costs and expenses	2,398	1,368
Operating loss	(195)	(178)

Other income (expense), net:
Interest expense	(64)	—
Other income (expense), net	14	(3)
Total other expenses, net	(50)	(3)
Loss before income taxes from continuing operations	(245)	(181)
Benefit from income taxes	96	54
Loss from continuing operations	(149)	(127)
Income from discontinued operations, net of tax	—	434

Net (loss) income	$(149)	$307

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.03)	$(0.03)
Income from discontinued operations	—	0.10
Net (loss) income per share	$(0.03)	$0.07

Basic and diluted weighted average common shares	4,846	4,663

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net (loss) income	$(149)	$307
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	347	199
Provision for doubtful accounts	10	18
Provision for obsolete inventory	62	110
Deferred income taxes	(128)	41
Other	(6)	(18)
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(124)	35
Inventories, net	137	137
Prepaid expenses and other	66	130
Increase (decrease) in -
Accounts payable	(359)	458
Accrued liabilities and other	(77)	(655)
Net cash (used in) provided by operating activities	(221)	762

Cash Flows From Investing Activities:
Purchase of property and equipment	(357)	(316)
Net proceeds from sale of Calibrator Business	149	—
Net cash used in investing activities	(208)	(316)

Cash Flows From Financing Activities:
Changes in restricted cash	—	(54)
Repayments on debt obligations	(425)	—
Proceeds from exercise of stock options	—	7
Common stock issued under employee benefit stock plans	30	—
Net cash used in financing activities	(395)	(47)

Effect of foreign exchange rate changes on cash	(17)	(23)

Net (decrease) increase in cash and cash equivalents	(841)	376

Cash and cash equivalents at beginning of period	1,955	3,412

Cash and cash equivalents at March 31	$1,114	$3,788

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$64	$—
Income taxes	—	—

See accompanying notes to financial statements

ALLIED MOTION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Corporate Changes

Allied Motion Technologies, Inc. is engaged in the business of designing, manufacturing and selling motion products to a broad spectrum of customers throughout the world.  Prior to October 2002, the Company was known as Hathaway Corporation.  In connection with the sale of its Power and Process Business, the Hathaway name became the property of the buyers.  At the October 2002 Annual Meeting of Stockholders, the stockholders approved an amendment to the Articles of Incorporation changing the Company’s name to Allied Motion Technologies, Inc.

On July 30, 2002, the Company purchased 100% of the stock of Motor Products – Owosso Corporation and Motor Products – Ohio Corporation (“Motor Products”) from Owosso Corporation, a publicly held corporation, for $11,800,000.  Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications.  The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV’s, off-road vehicles, health, fitness, medical and industrial equipment.  The Company acquired Motor Products to further its Motion Strategy.  See Note 9 for further information about the acquisition of Motor Products.

On August 15, 2002, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31.  The change was effective December 31, 2002.  The Company reported the six-month transition period on its Form 10-K for the period ended December 31, 2002.

2.                                      Basis of Preparation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Allied Motion Technologies, Inc. and its wholly-owned subsidiaries (the Company).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the December 31, 2002 Form 10-K previously filed by the Company.

3.                                      Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2003	December 31, 2002
Parts and raw materials, net	$2,255	$2,332
Work-in process, net	719	940
Finished goods, net	751	681
	$3,725	$3,953

4.                                      Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method       prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost is reflected in net income (loss).   Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”, the Company’s net income (loss) would have been adjusted to the following amounts (in thousands, except per share data):

	For the three months ended March 31,
	2003	2002
Actual net (loss) income	$(149)	$307
Pro forma net (loss) income	$(284)	$148

Actual basic and diluted net income (loss) per share	$(0.03)	$0.07
Pro forma basic and diluted net income (loss) per share	$(0.06)	$0.03

Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted                     compensation expense in the period of forfeiture.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant                  using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended March 31,
	2003	2002
Risk-free interest rate	3.9%	3.9%
Expected dividend yield	0.0%	0.0%
Expected life	6 years	6 years
Expected volatility	108.6%	120.7%

The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the quarter ended March 31, 2003 and 2002 was $1.48 and $2.60, respectively.  The total fair value of options granted was $186,000 and $546,000 in the quarter ended March 31, 2003 and  2002, respectively.  These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

5.                                      Earnings per Share

Basic income (loss) per share from continuing operations is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income or loss per share from continuing operations is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method.  Stock options to purchase 1,096,000 and 742,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share for the quarters ended March 31, 2003 and 2002, respectively, since the results would have been anti-dilutive.

6.                                      Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company historically operated in two different segments: Power and Process Business (Power and Process) and Motion Business.  On July 29, 2002, the Company completed the sale of substantially all the Power and Process Business and on March 6, 2003 the Company sold the final portion of Power and Process transforming the Company into a Motion Business and therefore eliminated the need for segment reporting.  The discontinued operations of Power and Process are discussed in Note 8.

7.                                      Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended March 31,
	2003	2002
Net (loss) income	$(149)	$307
Foreign currency translation adjustment	(21)	(60)
Comprehensive (loss) income	$(170)	$247

8.                                      Discontinued Operations

On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI).  Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation, a publicly traded corporation under the symbol DHR.  The Power and Process Business was comprised of power instrumentation products, systems and automation products, and process instrumentation products.  It also included investments in two China joint ventures which were also sold.

Proceeds from the sale of substantially all of the Power and Process Business were $8,182,000 plus the assumption of certain related liabilities.  The proceeds consisted of $7,682,000 received as of March 31, 2003 plus $500,000 due on July 29, 2003.  The amount due is included in prepaid expenses and other current assets in the accompanying March 31, 2003 balance sheet.

The remaining assets of the Power and Process Segment related to the Company’s Calibrator Business.  On March 6, 2003, the Company completed the sale of its Calibrator Business to a subsidiary of Martel Electronics Corp.  The proceeds consisted of $200,000 received on March 6, 2003 plus $50,000 due on March 6, 2004.  The amount due is included in prepaid expenses and other current assets in the accompanying March 31, 2003 balance sheet.  The Company did not recognize a gain or loss from the sale due to a writedown of the carrying value of the Calibrator Business to its estimated fair value at September 30, 2002.

In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present these businesses as discontinued operations.  Accordingly, the revenues, costs and expenses and assets and liabilities of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the captions, “Income (loss) from discontinued operations”, “Current assets of segment held for sale” and “Current liabilities of segment held for sale” for all periods presented.  In addition, certain of these Notes have been recast for all periods to reflect the discontinuance of these operations.

Summary results for the discontinued operations are as follows (in thousands):

	For the three months ended March 31,
	2003		2002
Revenues	$159	(a)	$7,337	(b)
Income from discontinued operations, net of taxes	$—		$434

(a)          Includes two months of Calibrator Business revenues.

(b)         Includes three months of Power and Process segment revenues.

Amounts included in the Consolidated Balance Sheets for discontinued operations are as follows (in thousands):

	March 31, 2003	December 31, 2002
Current assets of segment held for sale
Trade receivables, net	$—	$165
Inventories, net	—	351
Property, plant and equipment	—	97
Prepaid expenses and other	—	71
Deferred income taxes	—	—
Total	$—	$684
Current liabilities of segment held for sale
Accounts payable	$—	$53
Accrued liabilities	—	450
Product warranty reserve	—	32
Total	$—	$535

9.                                      Motor Products Acquisition

On July 30, 2002, the Company purchased 100% of the stock of Motor Products from Owosso Corporation, a publicly held corporation, for $11,800,000.  The Company incurred approximately $712,000 in acquisition costs, which resulted in a total purchase price of $12,512,000.  The

Company paid $11,500,000 in cash at closing and $300,000 was paid in January 2003 and was included in debt obligations in the accompanying December 31, 2002 balance sheet.

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

The acquired goodwill and intangible assets are deductible for tax purposes.  The amortizable intangible assets are amortized as discussed in Note 10.

The accompanying consolidated financial statements include the operating results of Motor Products subsequent to July 30, 2002.

The following presents the Company’s unaudited pro forma financial information from continuing operations for the three months ended March 31, 2002.  The pro forma statements of operations give effect to the acquisition of Motor Products as if it had occurred at January 1, 2002.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

For the three months ended March 31, 2002
Revenues	$9,190
Gross margin	1,655
Operating loss	(338)
Loss from continuing operations	(206)
Diluted loss per share from continuing operations	(.04)

10.                               Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142.  SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142.  Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144.  The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142.  The Company adopted SFAS No. 142 on July 1, 2002.  SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption.  However, the amounts used in the transitional goodwill impairment testing are measured as of July 1, 2002.  The Company completed its analysis of the fair value of its goodwill existing at July 1, 2002 and determined there was no indicated impairment of its goodwill.  There can be no assurance that future goodwill impairments will not occur.  In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.

The change in the carrying amount of goodwill for the quarter ended March 31, 2003 is as follows          (in thousands):

Balance as of December 31, 2002	$5,202
Goodwill acquired during period	—
Balance as of March 31, 2003	$5,202

Included in goodwill and intangible assets on the Company’s consolidated balance sheet are the following intangible assets (in thousands):

	March 31, 2003	December 31, 2002	Estimated Life
Amortizable intangible assets
Customer lists	$1,930	$1,930	8 years
Trade name	740	740	10 years
Accumulated amortization	(210)	(131)
Total intangible assets	$2,460	$2,539

Amortization expense for intangible assets for the quarter ended March 31 was $78,000.

11.                               Restructuring Charge

Restructuring charges include the costs associated with the Company’s strategy of reducing its facility requirements and implementing lean manufacturing initiatives.  These charges consist of costs that are incremental to the Company’s ongoing operations and, for the quarter ended March 31, 2003, include employee termination related charges.  In periods subsequent to March 31, 2003, the Company anticipates incurring restructuring charges related to lease termination costs and moving and relocation expenses.

The Company recorded restructuring charges of $105,000 in the first quarter of 2003, primarily associated with workforce reductions which were paid in the first quarter or will be paid by May 31, 2003.

At March 31, 2003, outstanding liabilities related to the 2003 restructuring charges were $61,000 and are included in accrued liabilities and other in the accompanying condensed consolidated balance sheet.

The following table summarizes the components of the restructuring charges as of March 31, 2003 (in thousands):

For the three months ended March 31, 2003
Restructuring charges	$105
Payments made	(44)
Accrued liability	$61

12.                               Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force

(EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company accounted for its restructuring activities during the first quarter 2003  in accordance with SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements.  Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities to the extent they are material.  The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based compensation.  SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The adoption of SFAS No. 148 did not have a material impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46).  This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.  Management is not aware of any variable interest entities that it may be required to consolidate.

ALLIED MOTION TECHNOLOGIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,”  “expect,” “project,” “intend,”  “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements.  The risks and uncertainties include international, national and local general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion  industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, and the ability of the Company to control costs for the purpose of improving profitability.  The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis; however, the Company makes no assurance that expectations, beliefs or projections will be achieved.

Because of the risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

Operating Results

Effective July 29, 2002, the Company sold its Power and Process Business.  In addition, on March 6, 2003, the Company sold the Company’s Calibrator Business.  Together, these two businesses comprised the Company’s Power and Process segment as historically reported.  See Note 8 to the accompanying condensed consolidated financial statements for more information regarding these events.  In accordance with SFAS No. 144, these businesses have been presented as discontinued operations in the accompanying condensed consolidated financial statements.  As such, the operating results from continuing operations of the Company now only include results from the Company’s Motion Business.  All activities related to the Power and Process segment are excluded from continuing operating results and are included in the results from discontinued operations.

On July 30, 2002, the Company purchased 100% of the stock of Motor Products – Owosso Corporation and Motor Products – Ohio Corporation (“Motor Products”) from Owosso Corporation, a publicly held corporation, for $11,800,000.  Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications.  The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV’s, off-road vehicles, health, fitness, medical and industrial equipment.  The Company acquired Motor Products to further its Motion Strategy.  See Note 9 for further information about the acquisition of Motor Products.

NET INCOME    The Company had a net loss of $149,000 or $.03 per diluted share for the first quarter 2003 compared to net income of $307,000 or $.07 per diluted share for the same quarter last year.

INCOME FROM CONTINUING OPERATIONS    The Company had a loss from continuing operations of $149,000 or $.03 per diluted share for the quarter ended March 31, 2003 compared to $127,000 or $.03 per diluted share for the same quarter last year.

REVENUES     Revenues were $9,176,000 in the quarter ended March 31, 2003 compared to $4,051,000 for the quarter ended March 31, 2002.  Included in revenues for the quarter ended March 31, 2003 are revenues related to Motor Products, which was acquired on July 30, 2002.  On a proforma basis, including Motor Products revenues for the quarter ended March 31, 2002, revenues were approximately the same for the first quarter of this year compared to the same period last year.

GROSS MARGINS    Gross margin as a percentage of revenues decreased to 24% from the quarter ended March 31, 2003 from 29% for the same quarter last year. The primary reason for this decline is due to the impact of acquiring Motor Products.  Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company’s other businesses sells its products.  In the quarter ended March 31, 2002 on a proforma basis, including Motor Products, gross margin was 18%.  This improvement is due to the implementation of lean manufacturing and off-shore purchasing initiatives.

SELLING EXPENSES   Selling expenses in the first quarter were $464,000 compared to $233,000 for the first quarter last year.  This increase is primarily due to the impact of acquiring Motor Products.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,310,000 in the quarter ended March 31, 2003 compared to $935,000 in the quarter ended March 31, 2002.  This increase was due to the impact of acquiring Motor Products, increased salary costs of $39,000 associated with the Company’s new chief operating officer and marketing executive, and $116,000 additional incentive bonus charges.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $441,000 in the first quarter and $200,000 in the same quarter last year.  This increase was primarily due to the impact of acquiring Motor Products.

AMORTIZATION          Amortization expense was $78,000 in the quarter ended March 31, 2003 and zero in the same quarter last year.  This increase is due to the amortization of costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

RESTRUCTURING CHARGE     Restructuring charges were $105,000 and zero for the quarters ended March 31, 2003 and 2002, respectively.  The restructuring expense relates to the consolidation of the Company’s manufacturing facilities resulting from the implementation of lean manufacturing initiatives.  This year’s first quarter charge relates to severance costs arising from workforce reductions.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2003 was $64,000 compared to zero in the quarter ended March 31, 2002.  This increase is due to the borrowings related to the financing of the acquisition of Motor Products.

BENEFIT FROM INCOME TAXES   Benefit from income taxes was $96,000 and $54,000 in the first quarter ended March 31, 2003 and 2002, respectively.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

DISCONTINUED OPERATIONS   Income from discontinued operations was zero in the quarter ended March 31, 2003 compared to income of $434,000 in the quarter ended March 31, 2002.  The Calibrator Business was sold during the first quarter 2003 and the Company did not recognize a gain or loss from the sale due to a writedown of the carrying value to its estimated fair value at September 30, 2002.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $841,000 during the quarter to $1,114,000 at March 31, 2003.  The decrease compares to $376,000 generated in the same period last year.

Net cash used in operating activities was $221,000 for the quarter ended March 31, 2003 compared to cash provided by operating activities of $762,000 for the quarter ended March 31, 2002.  The decrease was primarily due to the decline in operating results and larger uses of working capital.

Net cash used in investing activities was $208,000 and $316,000 for the quarters ended March 31, 2003 and 2002, respectively.  In the quarter ended March 31, 2003, the Company received net proceeds from the sale of the Calibrator Business of $149,000.  Purchases of property and equipment were $357,000 and $316,000 in the quarters ended March 31, 2003 and 2002, respectively.

Net cash used in financing activities was $395,000 and $47,000 for the quarters ended March 31, 2003 and 2002, respectively.  In the quarter ended March 31, 2003, the Company made payments of $300,000 related to a note payable issued in the acquisition of Motor Products and $125,000 on its term loan compared to no payments on its debt obligations for the same period last year.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under the line of credit facility.  The Company believes the capital currently available is sufficient for its currently anticipated needs for the next twelve months, but if additional financing is needed in the future, the Company would pursue additional capital via debt or equity financing.

A key component of the Company’s liquidity relates to the availability of amounts under the line of credit agreement with Silicon Valley Bank (Silicon).  Any lack of availability of this facility could have a material adverse impact on the Company’s liquidity position.  The Agreement matures on Septebmer 10, 2003 but can be extended upon agreement with Silicon.  The Company believes it will be able to extend the agreement with Silicon.  The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth and debt service coverage.  As of March 31, 2003 the Company was in compliance or has obtained waivers for such covenants.  The Company anticipates it will meet all covenant requirements prior to the end of the second quarter.  At March 31, 2003, the Company had $1,371,000 available on the line of credit.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance is based on historical experience and judgments based on current economic and customer specific factors.  Significant judgments are made by management in connection with establishing our customers’ ability to pay at the time of shipment.  Despite this assessment, from time to time, the Company’s customers are unable to meet their payment obligations.  The Company continues to monitor customers’ credit worthiness, and uses judgment in establishing the estimated amounts of customer receivables which may not be collected.  A significant change in the liquidity or financial position of the Company’s customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Inventory is valued at the lower of cost or market.  The Company monitors and forecasts expected inventory needs based on changing sales forecasts.  Inventory is written down or written off when it becomes obsolete, generally because of engineering changes to a product or discontinuance of a product line, or when it is deemed excess.  These determinations involve the exercise of significant judgment by management, and as demonstrated in recent periods demand for our products is volatile and changes in expectations regarding the level of future sales can result in substantial charges against earnings for obsolete and excess inventory.

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

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable.  Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest.  However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.  There can be no assurance that future long-lived asset impairments will not occur.

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles” (SFAS No. 142) and ceased amortization of its goodwill.  Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  This assessment requires estimates of future revenues, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data.  The Company will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions.  As a result of future periodic, at least annual, impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company.  Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges.  There can be no assurance that future goodwill impairments will not occur.

Outlook

The Company’s total sales order backlog at March 31, 2003 was $14,387,000 compared to $9,243,000 as of March 31, 2002 which did not include backlog for Motor Products.  Backlog was up 5% from December 31, 2002 and also from the first quarter of last year including Motor Products on a proforma basis.

The Company is proceeding with activities to restructure its operating facilities and reduce the number of facilities to three.  The restructuring activities are expected to be complete by the end of the third quarter.  In addition, the vigorous implementation of lean manufacturing initiatives are expected to result in continuous improvement in productivity and operating profits well into the future.

As a supplement to internal growth, the Company continues to be in active discussions with other companies in pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures are directly related to its normal operating and funding activities.  Historically, and as of March 31, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the Company’s line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates.  The line-of-credit matures in September 2003.  The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices.  As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $22,000 annually.

Foreign Currency Risk

After July 29, 2002, upon the sale of the Power and Process Business, the Company has one foreign  wholly-owned subsidiary which is located in England.  Sales from this operation are typically denominated in British Pounds, thereby creating exposures to changes in exchange rates.  The changes in the British/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings.  The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

Item 4.                       Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  Within 90 days prior to the filing of this report, the Company’s chief executive officer and chief financial officer evaluated the Company’s controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this 10-Q and concluded that they are effective.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K

(a)                    Exhibits

10.                       Asset Purchase Agreement among Hathaway Process Instrumentation Corporation and Martel Electronics Corp dated March 3, 2003.

99.                       Certification of Periodic Financial Reports.

(b)                   Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2003.  On May 15, 2003, the Company filed Amendment No. 1 to Form 8-K to amend its previously filed report on Form 8-K dated July 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2003	ALLIED MOTION TECHNOLOGIES, INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Richard D. Smith, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Allied Motion Technologies, Inc. (the “registrant”);

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

4.               I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and I have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.               I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Richard D. Smith
Richard D. Smith
Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Richard S. Warzala, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Allied Motion Technologies, Inc. (the “registrant”);

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

4.               I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and I have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.               I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Richard S. Warzala
Richard S. Warzala
President and Chief Operating Officer