Form 10-Q
period 2003-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2003-08-14
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
June 30, 2003	0-4041
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

Number of Shares of the only class of Common Stock outstanding:  5,000,234 as of July 31, 2003

ALLIED MOTION TECHNOLOGIES, INC.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In Thousands, except per share data)

(Unaudited)

June 30, 2003

December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$1,386	$1,955
Current assets of segment held for sale	—	684
Trade receivables, net of allowance for doubtful accounts of $106 and $148 at June 30, 2003 and December 31, 2002, respectively	6,166	5,481
Inventories, net	3,387	3,953
Deferred income taxes	1,249	1,257
Prepaid expenses and other	731	846
Total Current Assets	12,919	14,176
Property, plant and equipment, net	6,369	6,431
Goodwill and intangible assets	7,595	7,741
Total Assets	$26,883	$28,348

Liabilities and Stockholders’ Investment
Current Liabilities:
Accounts payable	$1,729	$2,375
Accrued liabilities and other	2,587	2,562
Debt obligations	3,583	4,133
Current liabilities of segment held for sale	—	535
Income taxes payable	647	713
Total Current Liabilities	8,546	10,318
Pension, post-retirement and other liabilities	3,149	3,053
Total Liabilities	11,695	13,371

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 5,000 and 4,837 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	8,351	8,100
Loan receivable from Employee Stock Option Plan	(200)	—
Retained earnings	7,002	6,849
Cumulative translation adjustments	35	28
Total Stockholders’ Investment	15,188	14,977
Total Liabilities and Stockholders’ Investment	$26,883	$28,348

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues	$9,736	$3,804	$18,912	$7,855
Cost of products sold	7,183	2,379	14,156	5,240
Gross margin	2,553	1,425	4,756	2,615

Operating costs and expenses:
Selling	462	224	926	457
General and administrative	998	940	2,308	1,962
Engineering and development	448	224	889	424
Amortization of intangible assets	79	1	157	1
Restructuring charges	23	—	140	—
Total operating costs and expenses	2,010	1,389	4,420	2,844
Operating income (loss)	543	36	336	(229)

Other income (expense), net:
Interest expense	(61)	—	(125)	—
Other income (expense), net	(16)	(16)	10	68
Total other income (expenses), net	(77)	(16)	(115)	68
Income (loss) before income taxes from continuing operations	466	20	221	(161)
(Provision for) benefit from income taxes	(164)	3	(68)	57
Income (loss) from continuing operations	302	23	153	(104)
(Loss) income from discontinued operations, net of taxes	—	(433)	—	1

Net income (loss)	$302	$(410)	$153	$(103)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.06	$—	$0.03	$(0.02)
Loss from discontinued operations	—	(0.09)	—	—
Net income (loss) per share	$0.06	$(0.09)	$0.03	$(0.02)
Basic weighted average common shares	4,856	4,669	4,851	4,666

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.06	$—	$0.03	$(0.02)
Loss from discontinued operations	—	(0.09)	—	—
Net income (loss) per share	$0.06	$(0.09)	$0.03	$(0.02)
Diluted weighted average common shares	4,885	4,786	4,882	4,666

Comprehensive income (loss)
Net income (loss)	$302	$(410)	$153	$(103)
Foreign currency translation adjustments	28	291	7	231
Comprehensive income (loss)	$330	$(119)	$160	$128

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$153	$(103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	673	394
Provision for doubtful accounts	15	21
Provision for obsolete inventory	173	546
Deferred income taxes	8	(756)
Accrued litigation settlement and legal fees	—	1,300
Other	(27)	56
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(516)	(831)
Inventories, net	368	(95)
Prepaid expenses and other	223	207
(Decrease) increase in -
Accounts payable	(705)	453
Accrued liabilities and other	(171)	49
Net cash provided by operating activities	194	1,241

Cash Flows From Investing Activities:
Purchase of property and equipment	(414)	(442)
Net proceeds from sale of Calibrator Business	149	—
Net cash used in investing activities	(265)	(442)

Cash Flows From Financing Activities:
Changes in restricted cash	—	(65)
Repayments on debt obligations	(550)	—
Proceeds from exercise of stock options	—	23
Common stock issued under employee benefit stock plans	48	35
Net cash used in financing activities	(502)	(7)

Effect of foreign exchange rate changes on cash	4	74

Net (decrease) increase in cash and cash equivalents	(569)	866

Cash and cash equivalents at beginning of period	1,955	3,412

Cash and cash equivalents at June 30	$1,386	$4,278

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$125	$—
Income taxes	$142	35

See accompanying notes to financial statements

ALLIED MOTION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Corporate Changes

Allied Motion Technologies, Inc. is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world.  Prior to October 2002, the Company was known as Hathaway Corporation.  In connection with the sale of its Power and Process Business (see Note 7), the Hathaway name became the property of the buyers.  At the October 2002 Annual Meeting of Stockholders, the stockholders approved an amendment to the Articles of Incorporation changing the Company’s name to Allied Motion Technologies, Inc.

On July 30, 2002, the Company purchased 100% of the stock of Motor Products – Owosso Corporation and Motor Products – Ohio Corporation (collectively “Motor Products”) from Owosso Corporation, a publicly held corporation, for $11,800,000.  Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications.  The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV’s, off-road vehicles, health, fitness, medical and industrial equipment.  The Company acquired Motor Products to further its Motion Strategy.  See Note 8 for further information about the acquisition of Motor Products.

On August 15, 2002, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31.  The change was effective December 31, 2002.  The Company reported the six-month transition period on its Form 10-K for the period ended December 31, 2002.

2.             Basis of Preparation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Allied Motion Technologies, Inc. and its wholly-owned subsidiaries (the Company or Allied Motion).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.             Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2003	December 31, 2002
Parts and raw materials, net	$1,771	$2,332
Work-in process, net	803	940
Finished goods, net	813	681
	$3,387	$3,953

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

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Actual net income (loss)	$302	$(410)	$153	$(103)
Pro forma net income (loss)	$161	$(583)	$(120)	$(441)

Actual basic and diluted net income (loss) per share	$0.06	$(0.09)	$0.03	$(0.02)
Pro forma basic and diluted net income (loss) per share	$0.03	$(0.12)	$(0.02)	$(0.09)

Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended June 30,	For the six months ended June 30,
	2002	2003	2002
Risk-free interest rate	3.9%	3.9%	3.9%
Expected dividend yield	0%	0%	0%
Expected life	6 years	6 years	6 years
Expected volatility	120.7%	108.6%	120.7%

The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the quarter ended June 30, 2002 was $2.01.  The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the six months ended June 30, 2003 and 2002 was $1.48 and $2.02, respectively.  The total fair value of options granted was $302,000 in the quarter ended June 30, 2002.  The total fair value of options granted was $246,000 and $315,000 in the six months ended June 30, 2003 and 2002, respectively.  These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.  There were no options granted during the quarter ended June 30, 2003.

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

5.             Earnings per Share

Basic income (loss) per share from continuing operations is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income or loss per share from continuing operations is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method.  Outstanding options totaling 29,000, 117,000, and 31,000 had a dilutive effect for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003, respectively.  Stock options to purchase 1,079,000 and 953,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share for the quarters and six months ended June 30, 2003 and 2002, respectively, since the results would have been anti-dilutive.

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

The Company historically operated in two different segments: Power and Process Business (Power and Process) and Motion Business.  On July 29, 2002, the Company completed the sale of substantially all the Power and Process Business and on March 6, 2003 the Company sold the final portion of Power and Process transforming the Company into a Motion Control Business and therefore eliminated the need for segment reporting.  The discontinued operations of Power and Process are discussed in Note 7.

7.             Discontinued Operations

On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI).  Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation.  The Power and Process Business was comprised of power instrumentation products, systems and automation products, and process instrumentation products.  It also included investments in two China joint ventures which were also sold.

Proceeds from the sale of substantially all of the Power and Process Business were $8,182,000 plus the assumption of certain related liabilities.  The proceeds consisted of $7,682,000 received as of June 30, 2003 plus $500,000 due on July 29, 2003.  The amount due is included in prepaid expenses and other current assets in the accompanying June 30, 2003 balance sheet.  The after tax gain on the sale was $1,019,000.

The remaining assets of the Power and Process Segment related to the Company’s Calibrator Business.  On March 6, 2003, the Company completed the sale of its Calibrator Business to a subsidiary of Martel Electronics Corp.  The proceeds consisted of $200,000 received on March 6, 2003 plus $50,000 due on March 6, 2004.  The amount due is included in prepaid expenses and other current assets in the accompanying June 30, 2003 balance sheet.  Due to a writedown of the carrying value of the Calibrator Business to its estimated fair value at September 30, 2002, there was no gain or loss recorded on the finalization of the sale.

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

Summary results for the discontinued operations are as follows (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002		2003		2002
Revenues	$—	$7,103	(a)	$159	(b)	$14,440	(c)
(Loss) income from discontinued operations, net of taxes	$—	$(433)		$—		$1

(a)          Includes three months of Power and Process segment revenues.

(b)         Includes two months of Calibrator Business revenues.

(c)          Includes six months of Power and Process segment revenues.

Amounts included in the Consolidated Balance Sheets for discontinued operations are as follows (in thousands):

	June 30, 2003	December 31, 2002
Current assets of segment held for sale
Trade receivables, net	$—	$165
Inventories, net	—	351
Property, plant and equipment	—	97
Prepaid expenses and other	—	71
Deferred income taxes	—	—
Total	$—	$684
Current liabilities of segment held for sale
Accounts payable	$—	$53
Accrued liabilities	—	482
Total	$—	$535

8.             Motor Products Acquisition

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

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition which in part was determined by a third-party appraisal.  The net purchase price allocation was as follows (in thousands):

Trade receivables	$2,927
Inventories	2,300
Other current assets	56
Property, plant and equipment	5,377
Amortizable intangible assets	2,670
Goodwill	4,873
Accrued liabilities and other current liabilities	(2,949)
Pension and post-retirement obligations	(2,742)
Net purchase price	$12,512

The acquired goodwill and intangible assets are deductible for tax purposes.  The amortizable intangible assets are amortized as discussed in Note 9.

The accompanying consolidated financial statements include the operating results of Motor Products subsequent to July 30, 2002.

The following presents the Company’s unaudited pro forma financial information from continuing operations for the three and six months ended June 30, 2002.  The pro forma statements of operations give effect to the acquisition of Motor Products as if it had occurred at January 1, 2002.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

	For the three months ended June 30, 2002	For the six months ended June 30, 2002
Revenues	$9,941	$19,131
Gross margin	2,243	3,898
Operating income (loss)	279	(65)
Income from continuing operations	266	60
Diluted income per share from continuing operations	0.06	0.01

9.             Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142.  SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142.  Recognized intangible assets with determinable useful lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144.  The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142.  The Company adopted SFAS No. 142 on July 1, 2002.  SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption.  However, the amounts used in the transitional goodwill impairment testing are measured as of July 1, 2002.  The Company completed its analysis of the fair value of its goodwill existing at July 1, 2002 and determined there was no indicated impairment of its goodwill.  There can be no assurance that future goodwill impairments will not occur.  In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.

The change in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows (in thousands):

Balance as of December 31, 2002	$5,202
Goodwill resulting from adjustment to purchase price allocation	12
Balance as of June 30, 2003	$5,214

Included in goodwill and intangible assets on the Company’s consolidated balance sheet are the     following intangible assets (in thousands):

	June 30, 2003	December 31, 2002	Estimated Life
Amortizable intangible assets
Customer lists	$1,930	$1,930	8 years
Trade name	740	740	10 years
Accumulated amortization	(289)	(131)
Total intangible assets	$2,381	$2,539

Amortization expense for intangible assets for the quarter and six months ended June 30, 2003 was $79,000 and $157,000, respectively.

10.          Restructuring Charges

Restructuring charges include the costs associated with the Company’s strategy of reducing its facility requirements and implementing lean manufacturing initiatives.  These charges consist of costs that are incremental to the Company’s ongoing operations and, for the six months ended June 30, 2003, include employee termination related charges.  In periods subsequent to June 30, 2003, the Company anticipates incurring restructuring charges related to lease termination costs and moving and relocation expenses.

The Company recorded restructuring charges of $140,000 in the first six months of 2003, primarily associated with workforce reductions which were paid in the first half of the year.

At June 30, 2003, outstanding liabilities related to the 2003 restructuring charges were $35,000 and are included in accrued liabilities and other in the accompanying condensed consolidated balance sheet.

The following table summarizes the activity in restructuring charges through June 30, 2003 (in thousands):

For the six months ended June 30, 2003
Restructuring charges	$140
Payments made	(105)
Accrued liability	$35

11.          Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company accounted for its restructuring activities during the first six months of 2003 in accordance with SFAS No. 146.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46).  This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.  The Company has no variable interests in other entities.

In May 2003 the FASB issued issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 had no initial impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company does not expect the adoption SFAS No. 150 to have an impact on its results on the Company’s financial position, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,”  “expect,” “project,” “intend,”  “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements.  The risks and uncertainties include international, national and local general business and economic conditions in the Company’s markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion  industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, and the ability of the Company to control costs for the purpose of improving profitability.  The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Operating Results

Effective July 29, 2002, the Company sold its Power and Process Business.  In addition, on March 6, 2003, the Company sold its Calibrator Business.  Together, these two businesses comprised the Company’s Power and Process segment as historically reported.  See Note 7 to the accompanying condensed consolidated financial statements for more information regarding these events.  In accordance with SFAS No. 144, these businesses have been presented as discontinued operations in the accompanying condensed consolidated financial statements.  As such, the operating results from continuing operations of the Company now only include results from the Company’s Motion Business.  All activities related to the Power and Process segment are excluded from continuing operating results and are included in the results from discontinued operations.

On July 30, 2002, the Company purchased 100% of the stock of Motor Products – Owosso Corporation and Motor Products – Ohio Corporation (collectively “Motor Products”) from Owosso Corporation, a publicly held corporation, for $11,800,000.  Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC motors serving a wide range of original equipment applications.  The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV’s, off-road vehicles, health, fitness, medical and industrial equipment.  The Company acquired Motor Products to further its Motion Strategy.  See Note 8 for further information about the acquisition of Motor Products.

Quarter Ended June 30, 2003 compared to Quarter Ended June 30, 2002

NET INCOME   The Company had net income of $302,000 or $.06 per diluted share for the second quarter 2003 compared to a net loss of $410,000 or $.09 per diluted share for the same quarter last year. This increase is primarily due to the divestiture of the Power and Process segment and the addition of Motor Products.

INCOME FROM CONTINUING OPERATIONS   The Company had income from continuing operations of $302,000 or $.06 per diluted share for the quarter ended June 30, 2003 compared to $23,000 or $.00 per diluted share for the same quarter last year.

REVENUES   Revenues were $9,736,000 for the quarter ended June 30, 2003 compared to $3,804,000 for the quarter ended June 30, 2002.  Included in revenues for the quarter ended June 30, 2003 are revenues related to Motor Products, which was acquired on July 30, 2002.  On a proforma basis, including Motor Products revenues for the quarter ended June 30, 2002, revenues were 2% lower for the second quarter of this year compared to the same period last year.

GROSS MARGINS   Gross margin as a percentage of revenues decreased to 26% for the quarter ended June 30, 2003 from 37% for the same quarter last year.  This decrease is primarily due to the impact of acquiring Motor Products.  Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company sells its products.  In the quarter ended June 30, 2002 on a proforma basis, including Motor Products, gross margin was 23%.  This improvement from the pro forma basis is primarily due to cost reductions and improved efficiency resulting from the aggressive implementation of lean manufacturing initiatives, savings in material costs from purchasing material from off-shore sources and from the restructuring of the operations.

SELLING EXPENSES   Selling expenses in the second quarter were $462,000 compared to $224,000 in the second quarter last year.  This increase is primarily due to the impact of acquiring Motor Products.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $998,000 in the quarter ended June 30, 2003 compared to $940,000 in the quarter ended June 30, 2002.  This decrease was due to a decrease in incentive bonus charges partially offset by the increased salary costs associated with the Company’s new chief operating officer and marketing executive and by the impact of acquiring Motor Products.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $448,000 in the second quarter and $224,000 in the same quarter last year.  This increase was primarily due to the impact of acquiring Motor Products.

AMORTIZATION   Amortization expense was $79,000 in the quarter ended June 30, 2003 and $1,000 in the same quarter last year.  This increase is due to the amortization of costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

RESTRUCTURING CHARGE   Restructuring charges were $23,000 and zero for the quarters ended June 30, 2003 and 2002, respectively.  The restructuring expense relates to the consolidation of the Company’s manufacturing facilities resulting from the implementation of lean manufacturing initiatives.  This year’s second quarter charge relates to severance costs arising from workforce reductions.

INTEREST EXPENSE   Interest expense for the second quarter ended June 30, 2003 was $61,000 compared to zero in the quarter ended June 30, 2002.  This increase is due to the borrowings related to the financing of the acquisition of Motor Products.

INCOME TAXES   Provision for income taxes was $164,000 in the second quarter ended June 30, 2003 compared to a benefit from income taxes of $3,000 in the second quarter ended June 30, 2002.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

DISCONTINUED OPERATIONS   Income from discontinued operations was zero in the quarter ended June 30, 2003 compared to a loss of $433,000 in the quarter ended June 30, 2002.  Included in the results from discontinued operations for the quarter ended June 30, 2002 is a pretax charge for litigation settlement and legal fees of $1,429,000 to settle an environmental contamination lawsuit filed in 2001 pursuant to which the Company was named as a defendant.  The lawsuit related to property that was occupied by the Company’s Power Business over 37 years ago.  While the Company believed the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

NET INCOME   The Company had net income of $153,000 or $.03 per diluted share for the first six months of 2003 compared to a net loss of $103,000 or $.02 per diluted share for the same six months last year.  This increase is primarily due to the addition of Motor Products.

INCOME FROM CONTINUING OPERATIONS   The Company had income from continuing operations of $153,000 or $.03 per diluted share for the six months ended June 30, 2003 compared to a net loss of $104,000 or $.02 per diluted share for the same quarter last year.

REVENUES   Revenues were $18,912,000 in the six months ended June 30, 2003 compared to $7,855,000 for the six months ended June 30, 2002.  Included in revenues for the six months ended June 30, 2003 are revenues related to Motor Products, which was acquired on July 30, 2002.  On a proforma basis, including Motor Products revenues for the six months ended June 30, 2002, revenues were 1% lower for the first six months of this year compared to the same period last year.

GROSS MARGINS    Gross margin as a percentage of revenues decreased to 25% for the six months ended June 30, 2003 from 33% for the same period last year. This decrease is primarily due to the impact of acquiring Motor Products.  Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company sells its products.  For the six month period ended June 30, 2002 on a proforma basis, including Motor Products, gross margin was 20%.  This improvement from the pro forma basis is primarily due to cost reductions and improved efficiency resulting from the aggressive implementation of lean manufacturing initiatives, savings in material costs from purchasing material from off-shore sources and from the restructuring of the operations.

SELLING EXPENSES   Selling expenses in the six months were $926,000 compared to $457,000 for the six months last year.  This increase is primarily due to the impact of acquiring Motor Products .

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,308,000 in the six months ended June 30, 2003 compared to $1,962,000 in the six months ended June 30, 2002.  This increase was due to the impact of acquiring Motor Products and increased salary costs associated with the Company’s new chief operating officer and marketing executive, partially offset by a decrease in incentive bonus charges from the same six months last year.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $889,000 in the first six months and $424,000 in the same six months last year.  This increase was primarily due to the impact of acquiring Motor Products.

AMORTIZATION   Amortization expense was $157,000 in the six months ended June 30, 2003 and $1,000 in the same six months last year.  This increase is due to the amortization of costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

RESTRUCTURING CHARGE   Restructuring charges were $140,000 and zero for the six months ended June 30, 2003 and 2002, respectively.  The restructuring expense relates to the consolidation of the Company’s manufacturing facilities resulting from the implementation of lean manufacturing initiatives.  This year’s charge relates to severance costs arising from workforce reductions.

INTEREST EXPENSE   Interest expense for the six months ended June 30, 2003 was $125,000 compared to zero in the six months ended June 30, 2002.  This increase is due to the borrowings related to the financing of the acquisition of Motor Products.

INCOME TAXES   Provision for income taxes was $68,000 in the six months ended June 30, 2003 compared to a benefit from income taxes of $57,000 in the six months ended June 30, 2002.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

DISCONTINUED OPERATIONS   Income from discontinued operations was zero in the first six months of 2003 compared to income of $1,000 for the first six months of 2002.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $569,000 during the six months to $1,386,000 at June 30, 2003.  The decrease compares to $866,000 generated in the same period last year.

Net cash provided by operating activities was $194,000 for the six months ended June 30, 2003 compared to cash provided by operating activities of $1,241,000 for the six months ended June 30, 2002.  The decrease reflects an improvement in net income offset by adjustments for non cash items during the period and larger uses of working capital.

Net cash used in investing activities was $265,000 and $442,000 for the six months ended June 30, 2003 and 2002, respectively.  In the six months ended June 30, 2003, the Company received net proceeds from the sale of the Calibrator Business of $149,000.  Purchases of property and equipment were $414,000 and $442,000 in the six months ended June 30, 2003 and 2002, respectively.

Net cash used in financing activities was $502,000 and $7,000 for the six months ended June 30, 2003 and 2002, respectively.  In the six months ended June 30, 2003, the Company made payments of $300,000 related to a note payable issued in the acquisition of Motor Products and $250,000 on its term loan compared to no payments on its debt obligations for the same period last year.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line of credit facility.  The Company believes the capital currently available is sufficient for its currently anticipated needs for the next twelve months, but if additional financing is needed in the future, the Company would pursue additional capital via debt or equity financing.

A key component of the Company’s liquidity relates to the availability of amounts under the line of credit agreement with Silicon Valley Bank (Silicon).  Any lack of availability of this facility could have a material adverse impact on the Company’s liquidity position.  The Agreement matures on September 10, 2003 and the Company believes it will be able to extend the Agreement beyond the maturity date. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth and debt service coverage.  As of June 30, 2003 the Company was in compliance with all covenants.  At June 30, 2003, the Company had $1,227,000 available on the line of credit.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance is based on historical experience and judgments based on current economic and customer specific factors.  Significant judgments are made by management in connection with establishing the Company’s customers’ ability to pay at the time of shipment.  Despite this assessment, from time to time, the Company’s customers are unable to meet their payment obligations.  The Company continues to monitor customers’ credit worthiness, and uses judgment in establishing the estimated amounts of customer receivables which may not be collected.  A significant change in the liquidity or financial position of the Company’s customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Inventory is valued at the lower of cost or market.  The Company monitors and forecasts expected inventory needs based on changing sales forecasts.  Inventory is written down or written off when it becomes obsolete, generally because of engineering changes to a product or discontinuance of a product line, or when it is deemed excess.  These determinations involve the exercise of significant judgment by management, and as demonstrated in recent periods demand for the Company’s products is volatile and changes in expectations regarding the level of future sales can result in substantial charges against earnings for obsolete and excess inventory.

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

Outlook

The Company’s total sales order backlog at June 30, 2003 was $14,057,000 compared to $5,836,000 as of June 30, 2002 which did not include backlog for Motor Products.  Backlog was up 3% from December 31, 2002 and 10% over June 30, 2002 including Motor Products on a proforma basis.

The Company is proceeding with activities to restructure its operating facilities and reduce the number of facilities to three.  The restructuring activities are expected to be complete by the end of the year.  In addition, the vigorous implementation of lean manufacturing initiatives, ongoing cost reduction efforts, and savings in material costs from purchasing material from off-shore sources are expected to result in continuous improvement in productivity and operating profits well into the future.

As a supplement to internal growth, the Company continues to be in active discussions with other companies in pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures are directly related to its normal operating and funding activities.  Historically, and as of June 30, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the Company’s line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates.  The line-of-credit matures in September 2003 although the Company believes it will be able to extend it beyond the maturity date.  The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices.  As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $22,000 annually based on the principal balance outstanding at June 30, 2003.

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

Item 4.    Controls and Procedures

The Company’s disclosure controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2003, the Company’s chief executive officer and chief financial officer, and president evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this 10-Q and concluded that they are effective.

There has not been any significant change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)           Exhibits

31.           Certifications pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.           Certifications pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On May 15, 2003, the Company filed Amendment No. 1 to Form 8-K to amend its previously filed report on Form 8-K dated July 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 13, 2003	ALLIED MOTION TECHNOLOGIES, INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and Chief Financial Officer