Form 10-Q
period 2003-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2003-11-14
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003 (Unaudited)	Commission File Number 0-4041

ALLIED MOTION TECHNOLOGIES, INC.

(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150

Englewood, Colorado  80112

Telephone:  (303) 799-8520

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

Number of Shares of the only class of Common Stock outstanding:  5,000,234 as of October 31, 2003

ALLIED MOTION TECHNOLOGIES, INC.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

September 30, 2003

December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$1,490	$1,955
Current assets of segment held for sale	—	684
Trade receivables, net of allowance for doubtful accounts of $98 and $148 at September 30, 2003 and December 31, 2002, respectively	6,398	5,481
Inventories, net	3,319	3,953
Deferred income taxes	1,249	1,257
Prepaid expenses and other	864	846
Total Current Assets	13,320	14,176
Property, plant and equipment, net	6,245	6,431
Goodwill and intangible assets	7,516	7,741
Total Assets	$27,081	$28,348

Liabilities and Stockholders’ Investment
Current Liabilities:
Accounts payable	$1,907	$2,375
Accrued liabilities and other	3,432	3,275
Debt obligations	2,958	4,133
Current liabilities of segment held for sale	—	535
Total Current Liabilities	8,297	10,318
Pension, post-retirement and other liabilities	3,183	3,053
Total Liabilities	11,480	13,371

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 5,000 and 4,837 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	8,355	8,100
Loan receivable from Employee Stock Ownership Plan	(200)	—
Retained earnings	7,405	6,849
Cumulative translation adjustments	41	28
Total Stockholders’ Investment	15,601	14,977
Total Liabilities and Stockholders’ Investment	$27,081	$28,348

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues	$9,838	$8,020	$28,750	$15,875
Cost of products sold	7,546	6,054	21,702	11,194
Gross margin	2,292	1,966	7,048	4,681

Operating costs and expenses:
Selling	514	397	1,512	854
General and administrative	996	1,148	3,232	3,266
Engineering and development	485	346	1,374	770
Amortization of intangible assets	79	100	236	101
Restructuring charges	—	—	140	—
Total operating costs and expenses	2,074	1,991	6,494	4,991
Operating income (loss)	218	(25)	554	(310)

Other (expense) income, net:
Interest expense	(57)	(54)	(182)	(54)
Other (expense) income, net	(8)	13	2	137
Total other (expense) income, net	(65)	(41)	(180)	83
Income (loss) before income taxes from continuing operations	153	(66)	374	(227)
Benefit from income taxes	250	14	182	71
Income (loss) from continuing operations	403	(52)	556	(156)
Income from discontinued operations, net of taxes	—	243	—	244

Net income	$403	$191	$556	$88

Basic and diluted net income per share:
Income (loss) from continuing operations	$0.08	$(0.01)	$0.11	$(0.03)
Income from discontinued operations	—	0.05	—	0.05
Net income per share	$0.08	$0.04	$0.11	$0.02

Basic weighted average common shares	5,001	4,788	4,901	4,759

Diluted weighted average common shares	5,122	4,788	4,963	4,759

Comprehensive income
Net income	$403	$191	$556	$88
Foreign currency translation adjustments	6	(169)	13	62
Comprehensive income	$409	$22	$569	$150

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$556	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	977	674
Provision for doubtful accounts	15	31
Provision for obsolete inventory	287	642
Deferred income taxes	8	(756)
Accrued litigation settlement and legal fees	—	1,300
Gain on sale of Power and Process Business	—	(1,679)
Other	8	95
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(796)	(44)
Inventories, net	321	(495)
Prepaid expenses and other	(354)	821
(Decrease) increase in -
Accounts payable	(523)	1,137
Accrued liabilities and other	47	(1,131)
Net cash provided by operating activities	546	683

Cash Flows From Investing Activities:
Purchase of property and equipment	(547)	(625)
Payment for purchase of Motor Products	—	(12,348)
Proceeds from sale of Power and Process Business	500	6,444
Net proceeds from sale of Calibrator Business	149	—
Net cash provided by (used in) investing activities	102	(6,529)

Cash Flows From Financing Activities:
Changes in restricted cash	—	272
Borrowings from line-of-credit and term loan (debt obligations)	—	4,300
Repayments on debt obligations	(1,175)	(11)
Proceeds from exercise of stock options	—	281
Purchase of treasury stock	—	(36)
Common stock issued under employee benefit stock plans	49	35
Net cash (used in) provided by financing activities	(1,126)	4,841

Effect of foreign exchange rate changes on cash	13	121

Net decrease in cash and cash equivalents	(465)	(884)

Cash and cash equivalents at beginning of period	1,955	3,412

Cash and cash equivalents at September 30	$1,490	$2,528

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$182	$54
Income taxes	140	35

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

On August 15, 2002, the Board of Directors approved the change of the Company’s fiscal year end from June 30 to December 31.  The change was effective December 31, 2002.  The Company reported the six-month transition period on its Form 10-K for the period ended December 31, 2002.  The amounts shown for the nine months ended September 30, 2002 have not been previously disclosed

2.             Basis of Preparation and Presentation

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

3.                                      Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2003	December 31, 2002
Parts and raw materials, net	$2,001	$2,332
Work-in process, net	663	940
Finished goods, net	655	681
	$3,319	$3,953

4.             Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost is reflected in net income.   Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”, the Company’s net income would have been adjusted to the following amounts (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Actual net income	$403	$191	$556	$88
Pro forma net income (loss)	$256	$35	$121	$(406)

Actual basic and diluted net income per share	$0.08	$0.04	$0.11	$0.02
Pro forma basic and diluted net income (loss) per share	$0.05	$0.01	$0.02	$(0.09)

Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.9%	3.9%	3.9%	3.9%
Expected dividend yield	0%	0%	0%	0%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	108.6%	120.7%	108.6%	120.7%

The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the quarter ended September 30, 2003 and 2002 was $1.84 and $2.01, respectively.  The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the nine months ended September 30, 2003 and 2002 was $1.49 and $2.01, respectively.  The total fair value of options granted was $9,200 and $402,000 in the quarters ended September 30, 2003 and 2002, respectively.  The total fair value of options granted was $254,880 and $716,880 in the nine months ended September 30, 2003 and 2002, respectively.

These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

5.             Earnings per Share

Basic income (loss) per share from continuing operations is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income or loss per share from continuing operations is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method.  Outstanding options totaling 121,000 and 62,000 had a dilutive effect for the three months and nine months ended September 30, 2003 and 2002, respectively.  Stock options to purchase 738,000, 974,000, 775,000, and 625,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share for the quarters and nine months ended September 30, 2003 and 2002, respectively, since the results would have been anti-dilutive.

6.                                      Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  SFAS No. 131 allows aggregation of operating segments if they have similar economic characteristics and if they are similar in relation to the nature of the products and services provided, the nature of the production process used, the types of customers for the products and services and the methods used to distribute the products and services.

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

Proceeds from the sale of substantially all of the Power and Process Business were $8,182,000 plus the assumption of certain related liabilities.  Selling costs incurred were $1,277,000.  The after tax gain on the sale was $1,007,000.

The remaining assets of the Power and Process Segment related to the Company’s Calibrator Business.  On March 6, 2003, the Company completed the sale of its Calibrator Business to a subsidiary of Martel Electronics Corp.  The proceeds consisted of $200,000 received on March 6, 2003 plus $50,000 due on March 6, 2004.  The amount due is included in prepaid expenses and other current assets in the accompanying September 30, 2003 balance sheet.  After consideration of selling costs of $51,000 incurred in the first quarter of 2003, the net proceeds on the sale were $199,000.  Due to a writedown of the carrying value of the Calibrator Business to its estimated fair value at September 30, 2002, there was no gain or loss recorded on the finalization of the sale.

In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present these businesses as discontinued operations.  Accordingly, the revenues, costs and expenses and assets and liabilities of these discontinued operations have been excluded from the respective captions in the accompanying Condensed Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the captions, “Income from discontinued operations”, “Current assets of segment held for sale” and “Current liabilities of segment held for sale” for all periods presented.  In addition, certain of these Notes have been recast for all periods to reflect the discontinuance of these operations.

Summary results for the discontinued operations are as follows (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2002		2003		2002
Revenues	$—	$1,040	(a)	$159	(b)	$15,480	(c)

Gain on the sale of Power and Process, net of tax	$—	$1,007	(d)	$—		$1,007	(d)
Operating loss from discontinued operations, net of tax	$—	$(764)		$—		$(763)
Income from discontinued operations, net of taxes	$—	$243		$—		$244

(a)          Includes one month of Power and Process segment revenues and three months of Calibrator Business revenues.

(b)         Includes two months of Calibrator Business revenues.

(c)          Includes seven months of Power and Process segment revenues and nine months of Calibrator Business revenues.

(d)   An additional $12,000 net gain was recorded in the quarter ended December 31, 2002.

Amounts included in the Condensed Consolidated Balance Sheets for discontinued operations are as follows (in thousands):

	September 30, 2003	December 31, 2002
Current assets of segment held for sale
Trade receivables, net	$—	$165
Inventories, net	—	351
Property, plant and equipment	—	97
Prepaid expenses and other	—	71
Deferred income taxes	—	—
Total	$—	$684
Current liabilities of segment held for sale
Accounts payable	$—	$53
Accrued liabilities	—	482
Total	$—	$535

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

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition which in part was determined by a third- party appraisal.  The net purchase price allocation was as follows (in thousands):

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

The following presents the Company’s unaudited pro forma financial information from continuing operations for the three and nine months ended September 30, 2002.  The pro forma statements of operations give effect to the acquisition of Motor Products as if it had occurred at January 1, 2002. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

	For the three months ended September 30, 2002	For the nine months ended September 30, 2002
Revenues	$10,132	$29,263
Gross margin	2,265	6,473
Operating loss	(108)	(427)
Loss from continuing operations	(118)	(337)
Diluted loss per share from continuing operations	(0.02)	(0.07)

9.             Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142.  SFAS No. 142 changed the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142.  Recognized intangible assets with determinable useful lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144.  The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142.  The Company adopted

SFAS No. 142 on July 1, 2002.  SFAS No. 142 requires a goodwill impairment test on an annual basis.  The Company completed its analysis of the fair value of its goodwill existing at September 30, 2003 and determined there was no indicated impairment of its goodwill.  There can be no assurance that future goodwill impairments will not occur.

The change in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows (in thousands):

Balance as of December 31, 2002	$5,202
Goodwill resulting from adjustment to purchase price allocation	12
Balance as of September 30, 2003	$5,214

Included in goodwill and intangible assets on the Company’s consolidated balance sheet are the following intangible assets (in thousands):

	September 30, 2003	December 31, 2002	Estimated Life
Amortizable intangible assets
Customer lists	$1,930	$1,930	8 years
Trade name	740	740	10 years
Accumulated amortization	(368)	(131)
Total intangible assets	$2,302	$2,539

Amortization expense for intangible assets for the quarter ended September 30, 2003 and 2002 was $79,000 and $100,000, respectively, and for the nine months ended September 30, 2003 and 2002 was $236,000 and $101,000, respectively.

10.          Restructuring Charges

Restructuring charges include the costs associated with the Company’s strategy of reducing its facility requirements and implementing lean manufacturing initiatives.  These charges consist of costs that are incremental to the Company’s ongoing operations and, for the nine months ended September 30, 2003, include employee termination related charges.  In periods subsequent to September 30, 2003, the Company anticipates incurring additional restructuring charges related to employee termination charges.

The Company recorded restructuring charges of $140,000 in the first nine months of 2003, primarily associated with workforce reductions which were paid in the first half of the year.

At September 30, 2003, outstanding liabilities related to the 2003 restructuring charges were $35,000 and are included in accrued liabilities and other in the accompanying condensed consolidated balance sheet.

The following table summarizes the activity in restructuring charges through September 30, 2003 (in thousands):

For the nine months ended September 30, 2003
Restructuring charges	$140
Payments made	(105)
Accrued liability	$35

11.          Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company accounted for its restructuring activities during the first nine months of 2003 in accordance with SFAS No. 146.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46).  This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.  The Company has no variable interests in other entities.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no initial impact on its results on the Company’s financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Quarter Ended September 30, 2003 compared to Quarter Ended September 30, 2002

NET INCOME    The Company had net income of $403,000 or $.08 per diluted share for the third quarter 2003 compared to net income of $191,000 or $.04 per diluted share for the comparable quarter last year.  The improvement is due to the addition of Motor Products, the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $298,000 tax benefit related to the realization of a prior year state income tax refund.  In addition, the third quarter results from last year include a gain on the sale of Power and Process, partially offset by the segment’s operating loss.

INCOME FROM CONTINUING OPERATIONS    The Company had income from continuing operations of $403,000 or $.08 per diluted share for the quarter ended September 30, 2003 compared to a loss of $52,000 or $.01 per diluted share for the comparable quarter last year.  The improvement is due to the addition of Motor Products, the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $298,000 tax benefit related to the realization of a prior year state income tax refund.

REVENUES    Revenues were $9,838,000 for the quarter ended September 30, 2003 compared to $8,020,000 for the quarter ended September 30, 2002.  Included in revenues for the quarter ended September 30, 2003 are revenues related to Motor Products, which was acquired on July 30, 2002, compared to only two months for the quarter ended September 30, 2002.  On a pro forma basis, including Motor Products, revenues for the full quarter ended September 30, 2002, revenues were 3% lower for the third quarter of this year compared to the comparable period last year.

GROSS MARGINS    Gross margin as a percentage of revenues decreased to 23% for the quarter ended September 30, 2003 from 25% for the comparable quarter last year.  This decrease is primarily due to the impact of acquiring Motor Products.  Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company sells its products.  In the quarter ended September 30, 2002 on a pro forma basis, including Motor Products for the full quarter, gross margin was 22%.  This improvement from the proforma basis is primarily due to cost reductions and improved efficiency resulting from the implementation of lean manufacturing initiatives, savings in material costs from purchasing material from off-shore sources and from the restructuring of the operations.

SELLING EXPENSES    Selling expenses in the quarter ended September 30, 2003 were $514,000 compared to $397,000 in the comparable quarter last year.  This increase is primarily due to the impact of acquiring Motor Products.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $996,000 in the quarter ended September 30, 2003 compared to $1,148,000 in the quarter ended September 30, 2002.  This decrease was primarily due to a reduction in consulting expenses related to strategic development and a decrease in general insurance expenses partially offset by the increased salary costs associated with the Company’s new chief operating officer and marketing executive and by the impact of acquiring Motor Products.

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $485,000 in the quarter ended September 30, 2003 and $346,000 in the comparable quarter last year.  This increase was primarily due to the impact of acquiring Motor Products and additional expenditures associated with engineering product development.

AMORTIZATION    Amortization expense was $79,000 in the quarter ended September 30, 2003 and $100,000 in the comparable quarter last year.  Last year’s amortization expense was based on the estimated fair value of amortizable intangibles at the date of acquisition of Motor Products which was subsequently updated pursuant to finalization of a third party appraisal.

INTEREST EXPENSE    Interest expense for the quarter ended September 30, 2003 was $57,000 compared to $54,000 in the quarter ended September 30, 2002.  This increase is due to the borrowings on July 30, 2002 related to the financing of the acquisition of Motor Products partially offset by lower interest rates.

INCOME TAXES    Benefit from income taxes was $250,000 in the third quarter ended September 30, 2003 compared to a benefit of $14,000 in the third quarter ended September 30, 2002.  This year’s amount includes a $298,000 benefit related to the realization of a prior year state income tax refund.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

DISCONTINUED OPERATIONS    Income from discontinued operations was zero in the quarter ended September 30, 2003 compared to income of $243,000 in the quarter ended September 30, 2002.  Included in the results from discontinued operations for the quarter ended September 30, 2002 is a gain on the sale of Power and Process of $1,007,000 and an operating loss from discontinued operations of $764,000 which includes a pretax charge for litigation settlement and legal fees of $1,429,000 to settle an environmental contamination lawsuit filed in 2001 pursuant to which the Company was named as a defendant.  The lawsuit related to property that was occupied by the Company’s Power Business over 37 years ago.  While the Company believed the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

NET INCOME    The Company had net income of $556,000 or $.11 per diluted share for the first nine months of 2003 compared to net income of $88,000 or $.02 per diluted share for the comparable nine months last year.  This improvement is primarily due to the addition of Motor Products, the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $298,000 tax benefit related to the realization of a prior year state income tax refund.  In addition, the third quarter results from last year include a gain on the sale of Power and Process, partially offset by the segment’s operating loss.

INCOME FROM CONTINUING OPERATIONS    The Company had income from continuing operations of $556,000 or $.11 per diluted share for the nine months ended September 30, 2003 compared to a loss of $156,000 or $.03 per diluted share for the comparable nine months last year.    The improvement is due to the addition of Motor Products, the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $298,000 tax benefit related to the realization of a prior year state income tax refund.

REVENUES    Revenues were $28,750,000 in the nine months ended September 30, 2003 compared to $15,875,000 for the nine months ended September 30, 2002.  Included in revenues for the nine months ended September 30, 2003 are revenues related to Motor Products, which was acquired on July 30, 2002, compared to only two months for the nine months ended September 30, 2002.  On a pro forma basis, including Motor Products revenues for the full nine months ended September 30, 2002, revenues were 2% lower for the first nine months of this year compared to the comparable period last year.

GROSS MARGINS    Gross margin as a percentage of revenues decreased to 25% for the nine months ended September 30, 2003 from 29% for the comparable period last year. This decrease is primarily due to the impact of acquiring Motor Products.  Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company sells its products.  For the nine month period ended September 30, 2002 on a pro forma basis, including Motor Products for the full nine months, gross margin was 21%.  This improvement from the pro forma basis is primarily due to cost reductions and improved efficiency resulting from the implementation of lean manufacturing initiatives, savings in material costs from purchasing material from off-shore sources and from the restructuring of the operations.

SELLING EXPENSES    Selling expenses in the nine months ended September 30, 2003 were $1,512,000 compared to $854,000 for the nine months last year.  This increase is primarily due to the impact of acquiring Motor Products.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $3,232,000 in the nine months ended September 30, 2003 compared to $3,266,000 in the nine months ended September 30, 2002.  This decrease was due to a decrease in incentive bonus charges from the comparable nine months last year, partially offset by the impact of acquiring Motor Products and increased salary costs associated with the Company’s new chief operating officer and marketing executive.

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $1,374,000 in the nine months ended September 30, 2003 and $770,000 in the comparable nine months last year.  This increase was primarily due to the impact of acquiring Motor Products and additional expenditures associated with engineering product development.

AMORTIZATION    Amortization expense was $236,000 in the nine months ended September 30, 2003 and $101,000 in the comparable nine months last year.  This increase is due to the amortization of costs related to the amortizable intangible assets acquired in the Motor Products acquisition on July 30, 2002.

RESTRUCTURING CHARGE    Restructuring charges were $140,000 and zero for the nine months ended September 30, 2003 and 2002, respectively.  The restructuring expense relates to severance costs arising from workforce reductions from consolidation of the Company’s manufacturing facilities.

INTEREST EXPENSE    Interest expense for the nine months ended September 30, 2003 was $182,000 compared to $54,000 in the nine months ended September 30, 2002.  This increase is due to the borrowings related to the financing of the acquisition of Motor Products on July 30, 2002.

INCOME TAXES    Benefit from income taxes was $182,000 in the nine months ended September 30, 2003 compared to $71,000 in the nine months ended September 30, 2002.  This year’s amount includes a $298,000 benefit related to the realization of a prior year state income tax refund.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

DISCONTINUED OPERATIONS    Income from discontinued operations was zero in the first nine months of 2003 compared to income of $244,000 for the first nine months of 2002.  Included in the results from discontinued operations for the nine months ended September 30, 2002 is a gain on the sale of Power and Process of $1,007,000 and an operating loss from discontinued operations of $763,000 which includes a pretax charge for litigation settlement and legal fees of $1,429,000 to settle an environmental contamination lawsuit filed in 2001 pursuant to which the Company was named as a defendant.  The lawsuit related to property that was occupied by the Company’s Power Business over 37 years ago.  While the Company believed the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $465,000 during the nine months to $1,490,000 at September 30, 2003.  The decrease compares to $884,000 used in the comparable period last year.

Net cash provided by operating activities was $546,000 for the nine months ended September 30, 2003 compared to $683,000 for the nine months ended September 30, 2002.  The decrease reflects an improvement in net income and increases in adjustments for non cash items during the period offset by larger uses of working capital, primarily to finance receivables and pay accounts payable.  Included in the amounts for the nine months last year is the operating activities of Power and Process which was sold on

July 29, 2002 and only two months of operating activities of Motor Products which was acquired on July 30, 2002.

Net cash provided by investing activities was $102,000 for the nine months ended September 30, 2003 compared to $6,529,000 used during the nine months ended September 30, 2002.  In the nine months ended September 30, 2003, the Company received net proceeds from the sale of the Power and Process Business of $500,000 and from the sale of the Calibrator Business of $149,000.  In the nine months ended September 30, 2002, the Company made payments of $12,348,000 related to the acquisition of Motor Products and received $6,444,000 in payments, net of expenses paid, related to the sale of the Power and Process Business.  Purchases of property and equipment were $547,000 and $625,000 in the nine months ended September 30, 2003 and 2002, respectively.

Net cash used in financing activities was $1,126,000 compared to cash generated of $4,841,000 for the nine months ended September 30, 2003 and 2002, respectively.  In the nine months ended September 30, 2003, the Company made payments of $300,000 related to a note payable issued in the acquisition of Motor Products, $375,000 on its term loan and $500,000 on the line of credit, compared to payments of $11,000 on its debt obligations for the comparable period last year and borrowing of $4,300,000 in relation to the acquisition of Motor Products.  Also included in the amounts for the prior year are proceeds of $281,000 from the exercise of stock options and a decrease in restricted cash balances of $272,000.

A component of the Company’s liquidity relates to the availability of amounts under the line of credit agreement with Silicon Valley Bank (Silicon).  Any lack of availability of this facility could have a material adverse impact on the Company’s liquidity position.  The Agreement matures on February 28, 2004 and the Company believes it will be able to extend the Agreement beyond the maturity date. The Agreement requires that the Company maintain compliance with certain covenants related to tangible net worth and debt service coverage.  As of September 30, 2003 the Company was in compliance with all covenants.  At September 30, 2003, the Company had $1,423,000 available on the line of credit.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line of credit facility.  The Company believes the cash resources currently available is sufficient for its anticipated needs for the next twelve months, but if additional financing is needed in the future, the Company would pursue additional capital via debt or equity financing.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below, the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles” (SFAS No. 142) and ceased amortization of its goodwill.  Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  This assessment requires estimates of future revenues, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data.  The Company will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions.  As a result of future periodic impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company.  Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges.  There can be no assurance that future goodwill impairments will not occur.

Outlook

The Company’s total sales order backlog at September 30, 2003 increased 19% to $14,078,000 from $11,762,000 as of September 30, 2002.  Backlog was up nearly 3% from December 31, 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures are directly related to its normal operating and funding activities.  Historically, and as of September 30, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the Company’s line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates.  The line-of-credit matures in February 2004.  The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices.  As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $18,000 annually based on the principal balance outstanding at September 30, 2003.

Foreign Currency Risk

After July 29, 2002, upon the sale of the Power and Process Business, the Company had one foreign  wholly-owned subsidiary which was located in England.  Sales from this operation were typically denominated in British Pounds, thereby creating exposures to changes in exchange rates.  The changes in the British/U.S. exchange rate could positively or negatively affect the Company’s sales, gross margins, net income and retained earnings.  The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the British Pound.

Item 4.    Controls and Procedures

The Company’s disclosure controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2003, the Company’s chief executive officer and chief financial officer, and president evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this 10-Q and concluded that they are effective.

There has not been any significant change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4.    Submissions of Matters to Vote of Security Holders

The Company held its annual stockholders’ meeting on October 23, 2003.  The stockholders voted on one item.

The stockholders elected E.E. Prince, R.D. Smith, G.D. Hubbard, D.D. Hock and G.J. Pilmanis to serve on the Board of Directors for the coming year.  The vote tabulation was as follows:

Nominee	For	Withheld or Against	Total Shares Outstanding	Voting For
E.E. Prince	4,494,347	36,708	5,000,234	89.9%
R.D. Smith	4,374,547	156,508	5,000,234	87.5%
G.D. Hubbard	4,331,581	199,474	5,000,234	86.6%
D.D. Hock	4,312,049	219,006	5,000,234	86.2%
G.J. Pilmanis	4,331,581	199,474	5,000,234	86.6%

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

31.           Certifications pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.           Certifications pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On August 15, 2003, the Company filed Form 8-K to report the issuance of press releases dated April 28, 2003 to report the results of operations for the first quarter ended March 31, 2003 and dated July 28, 2003 to report the results of operations for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2003	ALLIED MOTION TECHNOLOGIES, INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer