Form 10-K
period 2003-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2004-03-24
CIK 46129

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-4041

ALLIED MOTION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0518115 (I.R.S. Employer Identification No.)
23 Inverness Way East, Suite 150 Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

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

        As of December 31, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock approximated $5,799,000.

        Number of shares of the only class of Common Stock outstanding: 5,018,455 as of March 19, 2004

PART I

Item 1. Business.

        Allied Motion Technologies, Inc. (the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling motor and servo motion products primarily to the Commercial Motor, Industrial Motion Control and Aerospace and Defense markets. Prior to July 29, 2002, the Company was also engaged in designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries. As discussed more fully in Note 2 of the Notes to Consolidated Financial Statements, on July 29, 2002, the Company sold substantially all of its Power and Process Business, and in March 2003 finalized the sale of the Calibrator Business, completing the sale of all its Power and Process Business, therefore transforming the Company and focusing all of its resources in the motor and motion products markets (Motion Strategy). The Company operates primarily in the United States and the United Kingdom. Prior to the sale of its Power and Process Business, the Company also had joint venture investments in China. Prior to October 2002, the Company was known as Hathaway Corporation. In connection with the sale of its Power and Process Business, the Hathaway name became the property of the buyers. At the October 2002 Annual Meeting of Stockholders, a proposal was approved to amend the Articles of Incorporation to change the Company's name to Allied Motion Technologies, Inc.

        Allied Motion utilizes its underlying core "Electromagnetic Motion Know How" to provide compact, high performance products as solutions to a variety of motion applications. The served markets include on and off road vehicles, semi-conductor equipment, packaging, medical, actuation, military, commercial aviation and industrial automation, and fiber-optic based telecommunications. End products using Allied Motion technology include HVAC systems for trucks, buses and off-road vehicles, medical equipment, processing equipment for the semiconductor industry, missile and munitions control systems for the military, anti-lock brake and fuel cell applications for the specialty automotive market, satellite tracking systems, MRI scanners, high definition printers and tunable lasers, wavelength meters and spectrum analyzers for the fiber optic industry as well as various applications in the medical market.

        Allied Motion is organized into three subsidiaries: Emoteq Corporation (Emoteq—Tulsa, OK), Computer Optical Products, Inc. (COPI—Chatsworth, CA), and Motor Products Corporation (Motor Products—Owosso, MI).

        Emoteq designs, manufactures and markets direct current brushless motors, related components, and drive and control electronics as well as a family of static frequency converters for military and aerospace applications and has extensive experience in power electronics design and software development required for the application of specialized drive electronics technology. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. Emoteq also manufactures precision direct current fractional horsepower motors and certain motor components and spare parts and replacement equipment for general-purpose instrumentation products. Industrial equipment and military products are the major application for the motors.

        Optical encoders are manufactured by COPI. They are used to measure rotational and linear movements of parts in diverse applications such as printers, sorting machinery, machine tools, robots, medical equipment, tunable lasers and spectrum analyzers. The primary markets for the optical encoders are in the industrial, computer peripheral manufacturing, medical and telecommunications sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

        Motor Products, located in Owosso, Michigan has been a motor producer for more than sixty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

        On February 10, 2004, the Company signed a merger agreement to acquire Owosso Corporation located in Watertown, New York. The closing of the merger is scheduled for the second quarter of 2004 and is subject to approval by Owosso's shareholders, the filing of an effective registration statement for the Company's securities and customary closing conditions. Owosso's sole operating subsidiary, Stature Electric, Inc., manufactures fractional and integral horsepower motors, gear motors, and motor part sets. Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers that use them in their end products.

  Fiscal Year End Change

        The Company changed its fiscal year end from June 30 to December 31 effective December 31, 2002; and, therefore, the Company reported a six-month transition period ending December 31, 2002. The following table describes the periods presented in this Form 10-K.

Period:	Referred to as:
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Unaudited results from January 1, 2002 through December 31, 2002	Twelve Month Comparative Period
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001

  Product Distribution

        The Company maintains a direct sales force. In addition to its own marketing and sales force, the Company has independent sales representatives and agents to sell its various product lines in certain markets.

  Competition

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

  Sales to Large Customers

        During Year 2003, the Transition Period, and Fiscal Year 2002, no single customer accounted for more than 10% of total revenues. During Fiscal Year 2001 one customer accounted for 20% of the Company's consolidated revenue from continuing operations. The customer is a leading manufacturer of test instrumentation for the fiberoptic telecommunications industry. During Fiscal Year 2002, the customer cancelled a $4.75 million order. The Company's products are still designed into the customer's products, however deliveries of our products have been halted by the customer because of the economic downturn. The Company is also delivering products to this customer under other orders at this time.

  Sales Backlog

        The Company's backlog at December 31, 2003 consisted of sales orders totaling approximately $13,383,000 while backlog at December 31, 2002 was $13,663,000. In our commercial motors markets, the Company is experiencing an increased number of its customers going on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the order and sale. Approximately 50% of our customers in commercial motors markets were on a pull system in 2003 compared to 35% in 2002. Accordingly, this trend will reduce the amount of backlog since these customers are no longer giving the Company long-term orders that it delivers against over time and, therefore, the amount of backlog compared to prior periods is not necessarily an accurate indication of the future sales of the Company compared to prior periods.

        There can be no assurance that the Company's backlog can be converted into revenue.

  Government Sales

        Approximately $86,000 of the Company's backlog as of December 31, 2003 consisted of contracts with the United States Government. The Company's contracts with the government contain a provision generally found in government contracts that permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

  Engineering and Development Activities

        The Company's expenditures on engineering and development for Year 2003 were $1,853,000. For the Transition Period, Fiscal Years 2002, and 2001 engineering and development from continuing operations were $754,000, $846,000, and $962,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

  Environmental Issues

        No significant pollution or other types of emission result from the Company's operations and it is not anticipated that the Company's proposed operations will be affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

        See Item 3 Legal Proceedings and Note 8 of the Notes to Consolidated Financial Statements contained herein for additional information required by this item.

  Foreign Operations

        The information required by this item is set forth in Note 11 of the Notes to Consolidated Financial Statements contained herein.

  Employees

        At December 31, 2003 the Company had approximately 343 full-time employees.

  Available Information

        The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

        The Company has adopted a Code of Ethics for its chief executive officer, president and senior financial officers. A copy of this Code has been filed as an exhibit to this Form 10-K. The Company intends to make the Code available on the Company's website and to disclose on this website any amendment to this Code. Waivers under this Code, if any, will be disclosed under the rules of the SEC and the Nasdaq Small Cap Market. A copy of this Code is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 23 Inverness Way East, Suite 150, Englewood, CO 80112-5711.

Item 2. Properties.

        As of December 31, 2003, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	25,000	Leased
Office and manufacturing facility	Chatsworth, California	22,000	Leased
Warehouse facility	Tulsa, Oklahoma	10,000	Leased
Office and manufacturing facility	Owosso, Michigan	82,500	Owned

        The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. All facilities described above are operating at less than full capacity.

Item 3. Legal Proceedings.

        In 2001, the Company, with other parties, was named as a defendant in an environmental contamination lawsuit. The lawsuit relates to property that was occupied by the Company's Power and Process Business over 37 years ago. In connection therewith, the Company agreed to settle the lawsuit and recorded an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000 net of tax) during the fiscal year ended June 30, 2002. The settlement agreement received court approval during the Transition Period. While the Company believes that the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the uncertain risks associated with litigation. Additional information required by this item is set forth in Note 8 of the Notes to Consolidated Financial Statements contained herein.

        The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its annual stockholders' meeting on October 23, 2003. The stockholders voted on one item.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Allied Motion's common stock is traded on the Nasdaq Small Cap Market System and trades under the symbol AMOT. The number of holders of record of the Company's common stock as of the close of business on February 23, 2004 was 552. The Company did not pay or declare any dividends during year 2003, or during the Transition Period, Fiscal Years 2002, and 2001 and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Small Cap Market System, as reported by Nasdaq.

	Price Range
	High	Low
Fiscal year ended June 30, 2002
First Quarter	$3.90	$2.04
Second Quarter	3.25	1.75
Third Quarter	3.00	2.60
Fourth Quarter	3.15	2.25
Transition period ended December 31, 2002
First Quarter	$2.85	$2.05
Second Quarter	2.79	1.70
Year ended December 31, 2003
First Quarter	$2.12	$1.50
Second Quarter	2.38	1.50
Third Quarter	3.25	1.50
Fourth Quarter	5.00	2.93

  Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,323,430	$3.00	119,540

Item 6. Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 1999 through 2003 and the Transition and Comparative Periods and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein. See Management's Discussion and Analysis for discussion of non-recurring items that affect the comparability of results between periods.

Statements of Operations Data:	For the year ended December 31, 2003	For the Twelve Month Comparative Period ended December 31, 2002
	In thousands (except per share data)
Revenues from continuing operations	$39,434	$25,046

Income (loss) from continuing operations	$948	$(59)
Operating loss from discontinued operations	—	(735)
Gain on sale of power and process business, net of income taxes	—	1,019

Net income (loss)	$948	$225

Diluted income (loss) per share from continuing operations	$0.19	$(0.01)

Statements of Operations Data:	For the Six Month Transition Period ended December 31, 2002	For the Six Month Comparative Period ended December 31, 2001
	In thousands (except per share data)
Revenues from continuing operations	$17,191	$7,868

Income from continuing operations	$45	$60
Operating loss from discontinued operations	(736)	(223)
Gain on sale of power and process business, net of income taxes	1,019	—

Net income (loss)	$328	$(163)

Diluted income per share from continuing operations	$0.01	$0.01

Balance Sheet Data:	At December 31, 2003	At December 31, 2002
Total assets	$27,497	$28,348
Total current and long-term debt	$2,312	$4,133
	For the fiscal years ended June 30,
Statements of Operations Data:
	2002	2001	2000	1999
	In thousands (except per share data)
Revenues from continuing operations	$15,723	$21,188	$18,591	$12,980

Income (loss) from continuing operations	$(45)	$2,024	$1,918	$(641)
Operating income (loss) from discontinued operations	(221)	(28)	(443)	(884)

Net income (loss)	$(266)	$1,996	$1,475	$(1,525)

Diluted income (loss) per share from continuing operations	$(0.01)	$0.42	$0.40	$(0.15)

	At June 30,
Balance Sheet Data:
	2002	2001	2000	1999
Total assets	$22,629	$20,203	$19,937	$16,398
Total current and long-term debt	$—	$553	$1,546	$1,308

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

        New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis; however, the Company makes no assurance that expectations, beliefs or projections will be achieved.

        Because of the risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Business

        Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. The Company's products are in use in an ever-greater number of demanding applications in specialty automotive, HVAC, medical, health-fitness, defense, aerospace, semiconductor manufacturing, fiber optic-based telecommunications, printing, and graphic imaging market sectors, to name a few.

        Today, three companies form the core of Allied Motion. The companies, Emoteq, Computer Optical Products and Motor Products offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

        Emoteq Corporation in Tulsa, Oklahoma develops and manufactures advanced servo motor and drive solutions. Emoteq has developed specialized, high performance servo solutions. As a result, Emoteq's products are at work in precision equipment applications around the world from semiconductor manufacturing equipment to fuel cell powered vehicles to high performance target tracking systems.

        Computer Optical Products (COPI) in Chatsworth, California solves difficult feedback application problems with innovative optical encoder solutions. Combining their considerable expertise in mechanical, optical, and electronic technologies, COPI's engineers have developed unique encoding solutions for numerous and diverse applications from pre-press imaging equipment to missile seeker heads. Integrating their custom high resolution sine-cosine optical encoders with customers' motor actuators is a particular strength of the company.

        Motor Products Corporation in Owosso, Michigan has been supplying fractional horsepower DC motors to original equipment manufacturers in a myriad of industries for over sixty years. Allied Motion acquired Motor Products in July 2002 to further the Company's strategy to become a leading supplier in the motion industry. Motor Products specializes in the design of custom brush DC motors for specific customer applications, and supplies them with uniformly high quality in quantities ranging from tens to the tens of thousands. Motor Products motors are in use worldwide in commercial and industrial applications in HVAC and heat-transfer systems, fans and blowers, pumps, electro-mechanical actuators, and both over-the-road trucks and buses and off-road vehicles.

Business and Strategy Overview

        During 2002, management significantly changed the structure and strategy of the Company. The Company had historically operated in two business segments under the name Hathaway Corporation: Motion Control and Power and Process. During 2002, the Company sold substantially all its power and process business segment and transformed the Company to a focused motion company under the name Allied Motion Technologies Inc.

        During 2002 and 2003, the Company has made considerable progress in implementing its new corporate strategy, the driving force of which is "Applied Motion Technology/Know How", and in the transformation of Allied Motion into a growth oriented motion company. To ensure the implementation of all of our critical issues that are necessary to accomplish our overall strategy, we launched a formal process, called Strategy Deployment, in each Allied Motion operation. The Strategy Deployment process includes the development of action plans and a rigorous and regular implementation review process to ensure we achieve the objectives of our Strategic Plan.

        During 2003, the Company initiated recruitment efforts for various engineering and sales and marketing positions to enhance its ability to increase sales in the future. The overhead cost reductions and the parallel recruitment efforts are consistent with improving our "Areas of Excellence" and the redeployment of resources in support of our strategy as an Applied Motion Technology/Know-How company. Key resources have been added in electrical design, mechanical design and in applied marketing and it is our belief these key resources will allow us to accelerate our current product re-design as well as our new product development efforts. We fully expect our recruiting efforts to result in cost effective and innovative new designs and solutions that will provide us with the technology platform to obtain a leadership position in our served market segments.

        Also during 2003 the Company began the re-alignment of its sales team to focus on selected vertical target market segments. Already, this has resulted in a much better understanding of these markets and through the emphasis on our applications expertise we will now be aligned to provide improved support for our customers in the future which we believe should contribute to the Company's growth in sales and profitability.

        During 2003 (on a pro-forma basis for the year including Motor Products for twelve months of 2002), sales increased by approximately $1 million and operating profits increased approximately $1.2 million. To accomplish this we utilized what we call a soft implementation of various processes available to our business units through our ever evolving and expanding set of tools. This tool kit contains a well defined set of processes, training programs and procedures that are fundamental to the way we operate our businesses. We have coined the term "AST", for Allied's Systematic Tools. Based on Lean and Six Sigma principles, we provide our employees with well defined methods to addresses various assessment, development, execution and process needs within the Company. These "Tools" include strategy development, strategy deployment, applied marketing, value stream mapping, cellular manufacturing, SMED, Six Sigma, etc. The soft implementation used during the past year will move to a more vigorous and scheduled implementation in each of our business units in 2004. We believe this will allow us to improve profitability of our existing operations as well as effectively integrate new acquisitions.

        One of our major challenges, and a risk to our business, is to maintain and improve our price competitiveness. Our customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. For the Company to continue to be competitive in its markets, we must have the ability to continuously improve our cost of doing business while maintaining and improving the quality and performance of our products. To accomplish this, we have placed significant emphasis on reducing our costs through the implementation of AST, re-designing products and designing new products for cost improvement and manufacturing efficiency, sourcing materials and components from global low cost sources and establishing manufacturing capabilities in low cost regions. The continuous improvement in our cost of doing business is an integral part of our corporate strategy.

Subsequent Acquisition

        On February 10, 2004, the Company signed a merger agreement to acquire Owosso Corporation located in Watertown, New York. The closing of the merger is scheduled for the second quarter of 2004. Owosso's sole operating subsidiary, Stature Electric, manufactures fractional and integral horsepower motors, gear motors, and motor part sets. Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers that use them in their end products.

        Stature Electric excels at engineering, designing, packaging and applying integrated gearing and motor solutions for the commercial and industrial equipment, healthcare, recreation and non-automotive transportation markets. We utilized the framework of our strategy to ensure Stature Electric and Allied Motion were strategically aligned. The markets they serve and the technology they bring are both extensions of and expansions to our current company know-how.

        The consideration for the merger of $14 million will consist of the issuance of approximately 532,200 shares of Allied Motion common stock representing approximately 9.6% of the outstanding shares of the Company after the merger, $1 million of cash payable to Owosso's preferred shareholders, assumption of $4.6 million of Owosso's debt and approximately $6 million of cash to settle the remainder of Owosso's debt and liabilities at closing. Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004. In addition, warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share will be issued to Owosso's preferred shareholders. Allied Motion has received a commitment from PNC Business Credit and Silicon Valley Bank for up to $18.1 million to complete the acquisition and for working capital needs. The closing of the acquisition is subject to approval by Owosso's shareholders, the effectiveness of a Registration Statement for the Allied Motion common shares to be issued and customary closing conditions.

        In addition to the acquisition of Owosso and Stature Electric, the Company continues to be in active discussions with other companies in pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

Outlook

        The following will provide a good snapshot of what Allied Motion will focus its plans on in 2004:

  •
  We will emphasize top line growth. Armed with our expanded "Areas of Excellence" we will launch innovative new products to our served markets and provide better service to our customers through our re-aligned sales team and market segment specialists.

  •
  We will remain loyal to our strategy and will be relentless in our efforts to continue cost reductions internally, utilizing "AST", Allied's Systematic Tools, and externally through our expanded strategic sourcing activities with an increased emphasis on low cost region suppliers.

  •
  We will continue to focus on strengthening our management team and hire top notch personnel to satisfy our critical resource requirements in our Areas of Excellence (applications and design engineering and applied marketing).

  •
  Through the use of "AST", Allied's Systematic Tools, we will ensure the successful integration of Stature within Allied and will position Stature to once again grow in the future.

  •
  We will remain diligent in our efforts to identify and cultivate additional acquisition and business development activities for our Company.

Fiscal Year End Change

        The Company changed its fiscal year end from June 30 to December 31 effective December 31, 2002; and, therefore, the Company reported a six-month Transition Period ended December 31, 2002. The following table describes the periods presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in the condensed consolidated financial statements and related notes thereto:

Period:	Referred to as:
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Unaudited results from January 1, 2002 through December 31, 2002	Twelve Month Comparative Period
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001

Operating Results

Year 2003 compared to Twelve Month Comparative Period

        Effective July 29, 2002, the Company sold substantially all of its Power and Process Business and effective March 6, 2003, the Company sold its Calibrator Business, completing the sale of the Power and Process Business. Together, these two businesses comprised the Company's Power and Process segment as historically reported. See Note 12 to the accompanying consolidated financial statements for more information regarding these events. In accordance with SFAS No. 144, these businesses have been presented as discontinued operations in the accompanying consolidated financial statements. As such, the operating results from continuing operations of the Company now only include results from the Company's Motion Business. All activities related to the Power and Process segment are excluded from continuing operating results and are included in the results from discontinued operations.

        NET INCOME    The Company achieved net income of $948,000 or $.19 per diluted share for the year 2003 compared to $225,000 or $.05 per diluted share for the Twelve Month Comparative Period. The improvement is due to the sale of the Power and Process Business, the addition of Motor Products, improved gross margins through the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $442,000 tax benefit related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

        INCOME FROM CONTINUING OPERATIONS    The Company achieved income from continuing operations of $948,000 or $.19 per diluted share for the year 2003 compared to a net loss of $59,000 or $.01 per diluted share for the Twelve Month Comparative Period. The improvement is due to the addition of Motor Products, the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $442,000 tax benefit related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

        REVENUES    Revenues were $39,434,000 in year 2003 compared to $25,046,000 for the Twelve Month Comparative Period. Included in revenues for all of year 2003 and five months of the Twelve Month Comparative Period are revenues related to Motor Products, which was acquired on July 30, 2002. Exclusive of revenues from Motor Products, revenues increased 7% in year 2003 over the Twelve Month Comparative Period due to our success in expanding into new industry sectors including military and automotive applications. On a pro forma basis, including Motor Products revenues for the full twelve months ended December 31, 2002, revenues were 3% higher for 2003 compared to the comparable period last year.

        GROSS MARGINS    Gross margin as a percentage of revenues decreased to 26% for year 2003 from 27% for the Twelve Month Comparative Period. The primary reason for this decline is due to the impact of the Motor Products acquisition. Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company sells its products. Gross margin of 26% in 2003 compares to 22% for the twelve months ended December 31, 2002 on a pro forma basis, including Motor Products for the full period. This improvement from the pro forma basis is primarily due to cost reductions and improved efficiency resulting from the implementation of lean manufacturing initiatives, savings in material costs from purchasing material from off-shore sources and from the restructuring of the operations.

        SELLING EXPENSES    Selling expenses were $2,022,000 and $1,183,000 in year 2003 and the Twelve Month Comparative Period, respectively. This increase is primarily due to the impact of Motor Products, increased selling expenses and commissions related to the increase in revenues, and increased expenses related to the development of a focused marketing strategy including website development.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $4,596,000 in year 2003 compared to $4,311,000 in the Twelve Month Comparative Period. This increase was due to the impact of acquiring Motor Products, increased salary cost associated with the Company's new president and chief operating officer and additional incentive bonus charges.

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $1,853,000 and $1,178,000 for year 2003 and the Twelve Month Comparative Periods, respectively. This increase was primarily due to the impact of acquiring Motor Products and additional expenditures associated with engineering product development.

        AMORTIZATION AND OTHER    Amortization and other expense was $315,000 in year 2003 and $132,000 in the Twelve Month Comparative Period. This increase is due to the amortization costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

        RESTRUCTURING CHARGE    Restructuring charges were $211,000 and zero for year 2003 and the Twelve Month Comparative Period, respectively. The restructuring expense relates to moving expenses and severance costs arising from workforce reductions from consolidation of the Company's manufacturing facilities.

        INTEREST EXPENSE    Interest expense for year 2003 was $226,000 and for the Twelve Month Comparative Period was $130,000. This increase is due to the additional borrowings related to the financing of the acquisition of Motor Products.

        INCOME TAXES    The provision for income taxes for year 2003 was $19,000 compared to a $17,000 benefit for the Twelve Month Comparative Period. The effective income tax rate as a percentage of income before income taxes from continuing operations was 2% in year 2003 and 47% in the Six Month Comparative Period. The difference in the effective tax rate between periods is primarily due to a $442,000 tax benefit related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

        DISCONTINUED OPERATIONS    Income from discontinued operations was zero in year 2003 compared to $284,000 in the Twelve Month Comparative Period. Included in the results for the Twelve Month Comparative Period is a pretax gain on the sale of the Power and Process Business of $1,699,000 which closed on July 29, 2002 and a writedown to the carrying value of the Calibrator Business of $259,000. Also included in the Twelve Month Comparative Period is operating income from discontinued operations of $292,000 and a pretax charge for litigation settlement and legal fees of $1,429,000 to settle an environmental contamination lawsuit filed in 2001 pursuant to which the Company was named as a defendant. The lawsuit related to property that was occupied by the Company's Power Business over 37 years ago. While the Company believed the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation.

Transition Period compared to Six Month Comparative Period

        NET INCOME    The Company achieved net income of $328,000 or $.07 per diluted share for the Transition Period compared to a net loss of $163,000 or $.04 per diluted share for the Six Month Comparative Period.

        INCOME FROM CONTINUING OPERATIONS    The Company achieved income from continuing operations of $45,000 or $.01 per diluted share for the Transition Period compared to $60,000 or $.01 per diluted share for the Six Month Comparative Period.

        REVENUES    Revenues were $17,191,000 in the Transition Period compared to $7,868,000 for the Six Month Comparative Period. Included in revenues for the Transition Period are revenues related to

Motor Products, which was acquired on July 30, 2002. Exclusive of revenues from Motor Products, revenues increased 3% in the Transition Period over the Six Month Comparative Period due to our success in expanding into new industry sectors including military and automotive applications.

        GROSS MARGINS    Gross margin as a percentage of revenues decreased to 23% for the Transition Period from 30% for the Six Month Comparative Period. The primary reason for this decline is due to the impact of the Motor Products acquisition. Motor Products margin for the Transition Period was negatively impacted due to the costs associated with the integration of Ohio's manufacturing lines into the Michigan plant, including the hiring and training of more than 50 new employees. However, with the implementation of lean manufacturing and off-shore purchasing initiatives, the Company anticipates Motor Products gross margins to improve to align with the Company's legacy business and for margins to increase company wide.

        SELLING EXPENSES    Selling expenses were $726,000 and $444,000 in the Transition Period and Six Month Comparative Period, respectively. This increase is primarily due to the impact of Motor Products.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $2,217,000 in the Transition Period compared to $1,403,000 in the Six Month Comparative Period. This increase was primarily due to the additional $290,000 expense from the acquisition of Motor Products and increased salary costs and expenses of $233,000 as a result of hiring additional personnel including the president and chief operating officer of the Company. Additionally the increase was due to $154,000 in business development expenses primarily related to the Company's new strategic development and lean manufacturing initiatives.

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $754,000 and $422,000 for the Transition and Six Month Comparative Periods, respectively. This increase was primarily due to the impact of Motor Products.

        AMORTIZATION AND OTHER    Amortization and other expense was $131,000 in the Transition Period and $4,000 in the Six Month Comparative Period. This increase is due to the amortization costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

        INTEREST EXPENSE    Interest expense for the Transition Period was $130,000 and for the Six Month Comparative Period was $10,000. This increase is due to the additional borrowings related to the financing of the acquisition of Motor Products.

        PROVISION FOR INCOME TAXES    The provision for income taxes for the Transition Period was $40,000 and for the Six Month Comparative Period was $26,000. The effective income tax rate as a percentage of income before income taxes from continuing operations was 47% in the Transition Period and 31% in the Six Month Comparative Period. The difference in the effective tax rate between periods is primarily due to the impact of foreign taxes.

        DISCONTINUED OPERATIONS    Income from discontinued operations was $283,000 in the Transition Period compared to a loss from discontinued operations of $223,000 for the Six Month Comparative Period. Included in the results for the Transition Period is a pre-tax gain on the sale of the Power and Process Business of $1,699,000 which closed on July 29, 2002 and a pretax write down to the carrying value of the Calibrator Business of $259,000. Included in the results for the Six Month Comparative Period is a pretax gain on the sale of Si Fang of $674,000, net of selling costs. Operating loss in the Transition Period increased from the Six Month Comparative Period primarily because the sale of the Power and Process Business closed on July 29,2002 and only one month's activity is included in the results of the Transition Period compared to six months results included in the Six Month Comparative Period. The month of July has historically been the least profitable month of each fiscal year.

Fiscal year 2002 compared to Fiscal year 2001

        NET INCOME    The Company had a net loss of $266,000 or $.06 per diluted share for fiscal year 2002 compared to net income of $1,996,000 or $.41 per diluted share for fiscal year 2001.

        INCOME FROM CONTINUING OPERATIONS    The Company had a loss of $45,000 or $.01 per diluted share for fiscal year 2002 compared to income of $2,024,000 or $.42 per diluted share for fiscal year 2001. Results for fiscal year 2002 were adversely affected by the economic slowdown, particularly in the semiconductor and telecommunications markets.

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

        AMORTIZATION AND OTHER    Amortization and other expense were $5,000 and $57,000 for fiscal years 2002 and 2001, respectively. This decrease was primarily due to the amortization of the goodwill associated with the July 1, 1998 acquisition of Emoteq UK being completed in fiscal year 2001.

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

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents increased $5,000 during the Year 2003 to a balance of $1,960,000 at December 31, 2003. Cash flow provided by operating activities was $2,152,000 in Year 2003 while cash used in operating activities was $187,000, $1,428,000, and $744,000 in the Twelve Month Comparative Period, the Transition Period, and the Six Month Comparative Period, respectively. Cash flow provided from operations was $552,000 in fiscal year 2002 and $815,000 in fiscal year 2001. The differences are primarily due to changes in operating results and working capital changes.

        Cash of $764,000 and $5,584,000 was used in investing activities during Year 2003 and the Twelve Month Comparative Period, respectively. Cash of $5,077,000 was used by investing activities during the Transition Period, while cash of $2,559,000 and $1,997,000 was generated by investing activities in the Six Month Comparative Period and fiscal year 2002, respectively. Cash of $1,003,000 was used by investing activities in fiscal year 2001. During Year 2003 the Company made payments of $300,000 related to the acquisition of Motor Products and received $500,000 and $149,000 from the sale of the Power and Process Business and the Calibrator Business, respectively. During the Twelve Month Comparative Period which includes the Transition Period, the Company made payments of $12,184,000, including acquisition costs, related to the acquisition of Motor Products and received $7,020,000 in payments, net of expenses paid, related to the sale of the Power and Process Business. The cash generated in the Six Month Comparative Period and fiscal year 2002 includes $3,020,000 cash received from the sale of Si Fang. Purchases of property and equipment were $1,113,000, $865,000, $423,000, $461,000, $903,000 and $908,000 for Year 2003, the Twelve Month Comparative Period, the Transition Period, the Six Month Comparative Period and fiscal years 2002 and 2001, respectively. During the Year 2003, the Twelve Month Comparative Period and the Transition Period, restricted cash balances decreased by zero, $445,000 and $510,000, respectively while during the Six Month Comparative Period, and fiscal years 2002 and 2001, restricted cash balances increased by $55,000, $120,000 and $95,000, respectively.

        During year 2003 financing activities used $1,447,000 in cash while $4,162,000 in cash was provided in the Twelve Month Comparative Period. Financing activities provided $4,104,000 in cash for the Transition Period but used cash of $349,000, $291,000 and $769,000 in the Six Month Comparative Period and in fiscal years 2002 and 2001, respectively. In 2003, the Company made $2,000,000 in repayments on the line-of-credit, received $500,000 from new capital leases entered into during year 2003, made repayments of $21,000 on its capital leases and received $74,000 from stock transactions under employee benefit stock plans. Financing activities for the Twelve Month Comparative Period focused primarily on the activities during the Transition Period when the Company received proceeds from its line-of-credit and term loan agreements of $4,000,000 and made payments of $167,000 on its term loan. The Company also received net proceeds of $329,000 related to the activities of the employee benefit stock plans in the Twelve Month Comparative Period. During the Transition Period, besides the line-of-credit activity and term loan payments discussed above, the Company received net proceeds of $271,000 related to the activities of employee benefit stock plans. During fiscal year 2002,

$553,000 of cash was used to pay off the line of credit. This was offset by net proceeds from the activities of employee benefit stock plans of $262,000. In fiscal year 2001, the Company made net repayments of $993,000 to the line of credit, offset by $224,000 of cash received from activities of employee benefit stock plans.

        At December 31, 2003, the Company had $1,833,000 of debt obligations, compared with $4,133,000, zero, and $553,000 at December 31, 2002 and fiscal years ended June 30, 2002 and 2001, respectively. The December 31, 2003 debt represents borrowings on the Company's current long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon), which was amended during the Transition Period to increase the Maximum Credit Limit on the line-of-credit to $4,000,000 and to add an additional $1,750,000 term loan to the Agreement.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The Agreement was to mature on September 10, 2003 but was amended to extend the maturity date to June 30, 2004. The interest rate on the line-of-credit prior to the year 2003 amendment was equal to the prime rate plus 1.5%, but was lowered to the prime rate plus 1% (5% at December 31, 2003) with the new amendment. The interest rate may be adjusted on a quarterly basis, but not above prime rate plus 1%, if the Company achieves certain defined financial ratios. In addition to interest, the line bears a monthly unused line fee at 0.375% on the difference between the amount of the credit limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit to fund the purchase of Motor Products but made $1,500,000 in repayments during Year 2003. As of December 31, 2003, the amount available under the line of credit was $2,843,000.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The term loan requires forty-two monthly principal payments of $41,667 plus interest through February 2, 2006. The loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates which is June 30, 2004. Accordingly, amounts outstanding under the term loan have been classified as a current liability. The loan bears interest at 8.38%, but may be adjusted on a quarterly basis, but not above 8.38%, if the Company achieves certain defined financial ratios. The Company borrowed $1,750,000 under this term loan on July 30, 2002 to fund the purchase of Motor Products.

        Both loan facilities are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability. At December 31, 2003, the Company was in compliance with all covenants.

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

        In relation to the proposed acquisition of Owosso Corporation, the Company has received a commitment from PNC Business Credit and Silicon Valley Bank for up to $18.1 million to complete the acquisition and for working capital needs. The commitment consists of up to $10.5 million of borrowings under a revolving line of credit facility, $3.0 million of borrowings under a new term loan agreement and a stand-by letter of credit of up to $4.6 million to collateralize industrial revenue bonds.

See Note 14 of the Consolidated Financial Statements for further information on this proposed acquisition.

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

Contractual Commitments

        For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 4 and 8 to the consolidated financial statements. At December 31, 2003, the Company's commitments under these obligations were as follows (in thousands):

Year ended December 31,	Operating Leases	Capital Leases(1)	Line of Credit(2)	Term Loan(3)	Litigation Settlement	Total
2004	$716	$166	$750	$1,083	$250	$2,965
2005	576	167	—	—	—	743
2006	432	156	—	—	—	588
2007	402	57	—	—	—	459
2008	411	—	—	—	—	411
Thereafter	1,769	—	—	—	—	1,769

	$4,306	$546	$750	$1,083	$250	$6,935

(1)
The capital lease commitments include amounts representing interest.

(2)
The line of credit Agreement matures on June 30, 2004 but can be extended upon agreement by Silicon.

(3)
The term loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates which is currently June 2004. Assuming the Company's line of credit will be renewed annually, the required principal payments would be $500,000 in 2004, $500,000 in 2005 and $83,000 in 2006. This allows for the term loan to be repaid over a forty-two month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of December 31, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

        The interest payable on the Company's line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates. The line-of-credit matures in June 2004. The Company manages interest rate risk by investing excess funds in cash equivalents bearing variable interest rates that are tied to various market indices. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. A change in the interest rate of 1% on the Company's variable rate debt would have the impact of changing interest expense by approximately $7,500 annually.

Foreign Currency Risk

        After July 29, 2002, upon the sale of the Power and Process Business, the Company had one wholly-owned subsidiary located in England, but during year 2003, this subsidiary was merged into its parent company located in the United States. Historically sales from this operation were typically denominated in British Pounds, thereby creating exposures to changes in exchange rates. The Company did not believe that reasonably possible near-term changes in exchange rates would result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, chose not to enter into foreign currency hedging instruments.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

        The Board of Directors and Stockholders of Allied Motion Technologies Inc.:

        We have audited the accompanying consolidated balance sheets of ALLIED MOTION TECHNOLOGIES INC. (a Colorado corporation) AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' investment and comprehensive income, and cash flows for the year ended December 31, 2003, the six-month period ended December 31, 2002, and for each of the years in the two-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2003, the six-month period ended December 31, 2002, and for each of the years in the two-year period ended June 30, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the six-month period ended December 31, 2002, and for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Allied Motion Technologies Inc. and subsidiaries adopted the provisions of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002.

KPMG LLP

Denver, Colorado
February 19, 2004

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$1,960	$1,955
Current assets of segment held for sale	—	684
Trade receivables, net of allowance for doubtful accounts of $106 and $148 at December 31, 2003 and 2002, respectively	5,971	5,481
Inventories, net	3,867	3,953
Deferred income taxes	1,247	777
Prepaid expenses and other	592	846

Total Current Assets	13,637	13,696
Property, plant and equipment, net	6,423	6,431
Deferred income taxes	—	480
Goodwill and intangible assets	7,437	7,741

Total Assets	$27,497	$28,348

Liabilities and Stockholders' Investment
Current Liabilities:
Current liabilities of segment held for sale	$—	$535
Current maturities of capital lease obligations	134	—
Debt obligations	1,833	4,133
Accounts payable	2,230	2,375
Accrued liabilities and other	3,059	2,562
Income taxes payable	445	713

Total Current Liabilities	7,701	10,318
Litigation settlement, net of current portion	—	250
Long-term capital lease obligations, net of current portion	345	—
Deferred income taxes	430	—
Pension and post-retirement obligations	2,962	2,803

Total Liabilities	11,438	13,371
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 5,021 and 4,837 shares issued at December 31, 2003 and 2002, respectively	8,383	8,100
Loan receivable from Employee Stock Ownership Plan	(200)	—
Retained earnings	7,797	6,849
Cumulative translation adjustments	79	28

Total Stockholders' Investment	16,059	14,977

Total Liabilities and Stockholders' Investment	$27,497	$28,348

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

		For the six-month period ended December 31, 2002	For the fiscal years ended June 30,
	For the year ended December 31, 2003
			2002	2001
Revenues	$39,434	$17,191	$15,723	$21,188
Cost of products sold	29,167	13,169	10,620	13,118

Gross margin	10,267	4,022	5,103	8,070
Operating costs and expenses:
Selling	2,022	726	901	1,162
General and administrative	4,596	2,217	3,497	3,200
Engineering and development	1,853	754	846	962
Amortization and other	315	131	5	57
Restructuring charges	211	—	—	—

Total operating costs and expenses	8,997	3,828	5,249	5,381

Operating income (loss)	1,270	194	(146)	2,689
Other income (expense), net:
Interest expense	(226)	(130)	—	(82)
Other (expense) income, net	(77)	21	70	15

Total other (expense) income, net	(303)	(109)	70	(67)

Income (loss) before income taxes from continuing operations	967	85	(76)	2,622
(Provision) benefit for income taxes	(19)	(40)	31	(598)

Income (loss) from continuing operations	948	45	(45)	2,024
Discontinued Operations
Gain on the sale of Power and Process Business, net of tax	—	1,019	—	—
Operating loss from discontinued operations, net of tax	—	(736)	(221)	(28)

Income (loss) from discontinued operations	—	283	(221)	(28)

Net income (loss)	$948	$328	$(266)	$1,996

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$0.01	$(0.01)	$0.45
Income (loss) from discontinued operations	—	0.06	(0.05)	(0.01)

Net income (loss) per share	$0.19	$0.07	$(0.06)	$0.44

Basic weighted average common shares	4,925	4,817	4,644	4,493

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.19	$0.01	$(0.01)	$0.42
Income (loss) from discontinued operations	—	0.06	(0.05)	(0.01)

Net income (loss) per share	$0.19	$0.07	$(0.06)	$0.41

Diluted weighted average common shares	5,061	4,970	4,644	4,834

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock
			Loans Receivable For Stock	Retained Earnings	Cumulative Translation Adjustments	Comprehensive Income
	Shares	Amount
Balances, June 30, 2000	4,460	$6,717	$(235)	$4,791	$34
Stock transactions under employee benefit stock plans	61	149	75
Tax benefit from disqualifying stock dispositions		178
Shares issued to repurchase subsidiary stock	76	309
Foreign currency translation adjustment					(186)	$(186)
Net income				1,996		1,996

Comprehensive income						$1,810

Balances, June 30, 2001	4,597	7,353	(160)	6,787	(152)
Stock transactions under employee benefit stock plans	93	235	27
Tax benefit from disqualifying stock dispositions		223
Reclassification of loan to officer			133
Foreign currency translation adjustment					324	$324
Net loss				(266)		(266)

Comprehensive income						$58

Balances, June 30, 2002	4,690	7,811	—	6,521	172
Stock transactions under employee benefit stock plans	131	225
Issuance of restricted stock	16	42
Stock compensation expense		22
Foreign currency translation adjustment					134	$134
Net income				328		328
Reclassification adjustment for amounts included in net income					(278)	(278)

Comprehensive income						$184

Balances, December 31, 2002	4,837	8,100	—	6,849	28
Stock transactions under employee benefit stock plans	183	271	(200)
Issuance of restricted stock	1	3
Stock compensation expense		9
Foreign currency translation adjustment					51	$51
Net income				948		948

Comprehensive income						$991

Balances, December 31, 2003	5,021	$8,383	$(200)	$7,797	$79

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		For the six-month period ended December 31, 2002	For the fiscal years ended June 30,
	For the year ended December 31, 2003
			2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$948	$328	$(266)	$1,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,359	555	754	831
Provision for doubtful accounts	47	64	84	150
Provision for obsolete inventory	135	128	674	79
Accrued litigation settlement and legal fees	—	—	1,300	—
Gain on sale of Power and Process Business	—	(1,699)	—	—
Equity income from investments in joint ventures, net of dividends	—	—	(159)	(977)
Gain on sale of investment in joint venture	—	—	(674)	—
Deferred income tax provision (benefit)	440	107	(1,135)	372
Other	100	23	247	176
Changes in assets and liabilities, net of effects from acquisition and dispositions:
(Increase) decrease in -
Trade receivables	(414)	1,036	(76)	12
Inventories, net	(74)	(215)	(747)	(530)
Prepaid expenses and other	(82)	(49)	(290)	(130)
(Decrease) increase in -
Accounts payable	(201)	(23)	134	(340)
Accrued liabilities and other	(106)	(1,683)	706	(824)

Net cash provided by (used in) operating activities	2,152	(1,428)	552	815
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,113)	(423)	(903)	(908)
Payment for the purchase of Motor Products	(300)	(12,184)	—	—
Proceeds from sale of Power and Process Business	649	7,020	—	—
Changes in restricted cash	—	510	(120)	(95)
Proceeds from sale of joint venture investment	—	—	3,020	—

Net cash (used in) provided by investing activities	(764)	(5,077)	1,997	(1,003)
Cash Flows From Financing Activities:
Borrowings on line-of-credit and term loan	—	4,000	—	124
Repayments on line-of-credit and term loan	(2,000)	(167)	(553)	(1,117)
Proceeds from capital leases	500	—	—	—
Repayments on capital leases	(21)	—	—	—
Stock transactions under employee benefit stock plans	74	271	262	224

Net cash (used in) provided by financing activities	(1,447)	4,104	(291)	(769)
Effect of foreign exchange rate changes on cash	64	78	109	(60)

Net increase (decrease) in cash and cash equivalents	5	(2,323)	2,367	(1,017)
Cash and cash equivalents at beginning of period	1,955	4,278	1,911	2,928

Cash and cash equivalents at end of period	$1,960	$1,955	$4,278	$1,911

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest	$226	$128	$6	$94
Income taxes	(254)	—	90	179

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Allied Motion Technologies, Inc. is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. Prior to October 2002, the Company was known as Hathaway Corporation. In connection with the sale of its Power and Process Business (see Note 12), the Hathaway name became the property of the buyers. At the October 2002 Annual Meeting of Stockholders, the stockholders approved an amendment to the Articles of Incorporation changing the Company's name to Allied Motion Technologies Inc.

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products—Owosso Corporation and Motor Products—Ohio Corporation (collectively "Motor Products") from Owosso Corporation, a publicly held corporation, for $11,800,000. Motor Products, located in Owosso, Michigan has been a motor producer for more than fifty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment. The Company acquired Motor Products to further its Motion Strategy. See Note 2 for further information about the acquisition of Motor Products.

  Fiscal Year End Change

        The Board of Directors approved a change in the fiscal year end from June 30 to December 31 which was effective July 1, 2002; and therefore the Company reported a six month period ended December 31, 2002. The following table describes the periods presented in the Consolidated Financial Statements and related notes thereto:

Period:	Referred to as:
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001

        The results of operations for the Six Month Comparative Period (unaudited) are as follows (in thousands, except per share data):

Revenues	$7,868
Gross margin	2,388
Operating income	115
Income from continuing operations	60
Operating loss from discontinued operations	(223)
Net loss	(163)
Basic and diluted income per share from continuing operations	.01
Basic and diluted net loss per share	(.04)

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

  Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2003	December 31, 2002
Parts and raw materials, net	$2,205	$2,332
Work-in-process, net	1,006	940
Finished goods, net	656	681

	$3,867	$3,953

        Reserves established for anticipated losses on excess or obsolete inventories were approximately $881,000 and $1,024,000 at December 31, 2003 and 2002, respectively.

  Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2003	December 31, 2002
Land		$150	$150
Building and improvements	39 years	1,511	1,479
Machinery, equipment, tools and dies	2-8 years	7,800	6,932
Furniture, fixtures and other	3-10 years	1,484	1,643

		10,945	10,204
Less accumulated depreciation and amortization		(4,522)	(3,773)

		$6,423	$6,431

        Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the assets. Amortization of building improvements and leased equipment is provided using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and any resulting gain or loss, if any, is reflected in earnings.

        Depreciation expense was approximately $1,044,000, $354,000, $371,000 and $310,000 in year 2003, the Transition Period and fiscal years 2002 and 2001, respectively.

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS No. 142) and ceased amortization of its goodwill. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its transitional goodwill impairment testing as of July 1, 2002 and determined that no impairments existed at that date. SFAS No. 142 requires a goodwill impairment test on an annual basis. The Company completed its annual analysis of the fair value of its goodwill at September 30, 2003 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

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

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in year 2003, the Transition Period or in the fiscal years ended June 30, 2002 or 2001.

  Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $185,000 and $212,000 as of December 31, 2003 and 2002, respectively.

  Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Compensation and fringe benefits	$1,245	$1,309
Litigation and legal fees (Note 8)	300	425
Customer deposits	458	—
Other accrued expenses	1,056	828

	$3,059	$2,562

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

  Engineering and Development Expenses

        Engineering and development expenses are expensed as incurred.

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

  Basic and Diluted Income per Share from Continuing Operations

        Basic income (loss) per share from continuing operations is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share from continuing operations is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method. Outstanding options totaling 136,000, 153,000, and 341,000 had a dilutive effect for year 2003, the Transition Period and fiscal years 2001, respectively. Stock options to purchase 734,000, 971,000, 890,000, and 240,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted income (loss) per share for year 2003, the Transition Period and fiscal years 2002 and 2001, respectively, since the results would have been anti-dilutive.

  Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Adjustments for comprehensive income for all years presented are limited to cumulative translation adjustments from the translation of the financial statements of the Company's foreign subsidiaries.

  Stock-Based Compensation

        The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost is reflected in net income (loss), except as discussed in Note 6. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net income (loss) would have been adjusted to the following amounts (in thousands, except per share data):

		For the Transition Period Ended December 31, 2002	For the Fiscal Years Ended June 30,
	For the year Ended December 31, 2003
			2002	2001
Actual net income (loss)	$948	$328	$(266)	$1,996
Pro forma net (loss) income	$375	$71	$(1,005)	$1,364
Actual basic net income (loss) per share	$0.19	$0.07	$(0.06)	$0.44
Pro forma basic net income (loss) per share	$0.08	$0.01	$(0.21)	$0.30
Actual diluted net income (loss) per share	$0.19	$0.07	$(0.06)	$0.41
Pro forma diluted net income (loss) per share	$0.07	$0.01	$(0.21)	$0.28

        Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

        For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		For the Transition Period Ended December 31, 2002
			For the Fiscal Years Ended June 30,
	For the year Ended December 31, 2003
			2002	2001
Risk-free interest rate	2.9%	3.9%	3.9%	5.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	102.7%	108.6%	120.7%	89.5%

        The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during year 2003, the Transition Period ended December 31, 2002 and fiscal years ended June 30, 2002 and 2001 was $1.64, $2.00, $2.57, and $4.19, respectively. The total fair value of options granted was $324,000, $461,000, $1,069,000, and $1,897,000 in year 2003, the Transition Period ended December 31, 2002 and fiscal years ended June 30, 2002 and 2001, respectively. These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

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

  Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the line-of-credit approximates its fair value because the underlying instrument is a variable rate note that reprices frequently. The carrying amount of the term loan approximates its fair value because the fixed interest rate is a current fair market interest rate.

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

        The Company acquired Motor Products to further its strategy of expanding its motion business. Motor Products was very well aligned with the Company due to the commitment to lean manufacturing processes and an extensive design and applications engineering knowledge base.

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

        The acquired goodwill and intangible assets will be deductible for tax purposes. The amortizable intangible assets will be amortized as discussed in Note 3.

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

	For the Transition Period ended December 31, 2002	For the Fiscal Year ended June 30, 2002
Revenues	$19,303	$37,746
Gross margin	4,230	7,973
Operating income (loss)	108	(163)
Loss from continuing operations	$(23)	$(243)
Diluted loss per share from continuing operations	$.00	$(.05)

3.     GOODWILL AND INTANGIBLE ASSETS

        Included in goodwill and intangible assets on the Company's consolidated balance sheets are the following intangible assets (in thousands):

	December 31, 2003	December 31, 2002	Estimated Life
Goodwill	$5,213	$5,202

Amortizable intangible assets
Customer lists	1,930	1,930	8 years
Trade name	740	740	10 years
Accumulated amortization	(446)	(131)

Total intangible assets	2,224	2,539

Total goodwill and intangible assets	$7,437	$7,741

        The change in the carrying amount of goodwill for year 2003 is as follows (in thousands):

Balance as of December 31, 2002	$5,202
Goodwill resulting from adjustments to purchase price allocation	11

Balance as of December 31, 2003	$5,213

        Amortization expense for intangible assets for the year 2003 and Transition Period was $315,000 and $131,000, respectively. Estimated amortization expense for intangible assets is $315,000 for each of the years ended December 31, 2004 through 2008.

        The impact of not amortizing goodwill, net of taxes, for Fiscal Years 2002 and 2001 would not have a material impact on previously reported results.

4.     DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Line of credit	$750	$2,250
Term loan	1,083	1,583
Note payable related to acquisition of Motor Products	—	300

Total	1,833	4,133
Less current maturities	(1,833)	(4,133)

Long-term debt obligations	$—	$—

        The Company has entered into a long-term financing agreement (Agreement) with Silicon Valley Bank (Silicon) which was to mature on May 7, 2003. On July 30, 2002, the Company and Silicon amended the Agreement increasing the credit limit on the line-of-credit to $4,000,000.

        Under the amended Agreement, borrowing on the line-of-credit is restricted to the Maximum Credit Limit which is calculated as the lesser of $4,000,000 or 80% of the Company's eligible receivables plus the lesser of 1) 25% of the Company's eligible inventory, or 2) 30% of the Company's eligible receivables, or 3) $750,000. The amended Agreement was to mature on September 10, 2003 but was further amended to extend the maturity date to June 30, 2004. The interest rate on the line-of-credit prior to the year 2003 amendment was equal to the prime rate plus 1.5%, but was lowered to the prime rate plus 1% (5% at December 31, 2003) with the new amendment. The interest rate may be adjusted on a quarterly basis, but not above prime rate plus 1%, if the Company achieves certain defined financial ratios. In addition to interest, the line bears a monthly unused line fee of 0.375% on the calculated difference between the amount of the credit limit and the average daily principal balance of the line-of-credit outstanding during the month. The Company borrowed $2,250,000 on July 30, 2002 under this line-of-credit to fund the purchase of Motor Products but made $1,500,000 in repayments during year 2003. As of December 31, 2003, the amount available under the line of credit was $2,843,000.

        Also under the amended Agreement, the Company obtained a term loan of $1,750,000. The term loan requires forty-two monthly principal payments of $41,667 plus interest through February 1, 2006. The term loan matures the earlier of February 1, 2006 or the date the line-of-credit terminates which is June 30, 2004. Accordingly, all amounts outstanding under the term loan have been classified as a current liability. The loan bears interest at 8.38%, but may be adjusted on a quarterly basis, but not above 8.38%, if the Company achieves certain defined financial ratios. The Company borrowed $1,750,000 under this term loan on July 30, 2002 in connection with the purchase of Motor Products.

        The loans are secured by all of the assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability. At December 31, 2003, the Company was in compliance with all covenants.

5.     INCOME TAXES

        The benefit (provision) for income taxes is based on income (loss) before income taxes from continuing operations as follows (in thousands):

		For the Transition Period ended December 31, 2002	For the fiscal years ended June 30,
	For the year ended December 31, 2003
			2002	2001
Domestic	$900	$(287)	$(601)	$2,693
Foreign	67	372	525	(71)

(Loss) income before income taxes from continuing operations	$967	$85	$(76)	$2,622

        Components of the total benefit (provision) for income taxes are as follows (in thousands):

		For the Transition Period ended December 31, 2002	For the fiscal years ended June 30,
	For the year ended December 31, 2003
			2002	2001
Current benefit (provision):
Domestic	$441	$(103)	$(310)	$(204)
Foreign	(20)	(22)	(505)	—

Total current benefit (provision)	421	(125)	(815)	(204)
Deferred benefit (provision)—domestic	(440)	(107)	1,135	(372)

Benefit (provision) for income taxes	$(19)	$(232)	$320	$(576)

        The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

		For the Transition Period ended December 31, 2002	For the fiscal years ended June 30,
	For the year ended December 31, 2003
			2002	2001
Tax benefit (provision) on income from continuing operations, computed at statutory rate	$(328)	$(29)	$26	$(891)
State tax, net of federal benefit	(88)	(27)	20	(87)
Nondeductible expenses and goodwill amortization	(48)	(8)	(31)	(10)
Impact of foreign tax rates and credits	3	22	—	—
Adjustments to prior year accruals(1)	144	—	—	207
Prior year state tax refund(2)	298	—	—	—
Change in valuation allowance	—	—	—	186
Other		2	16	(3)

Benefit (provision) for income taxes from continuing operations	(19)	(40)	31	(598)
Benefit (provision) for income taxes from discontinued operations	—	(192)	289	22

Benefit (provision) for income taxes	$(19)	$(232)	$320	$(576)

(1)
Adjustments relate to the successful resolution of certain prior year income tax related issues.

(2)
Refund relates to the realization of a prior year state income tax refund for Motor Products from periods prior to the acquisition.

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Allowances and other accrued liabilities	$597	$477
Tax credit carryforwards	500	572
Net operating loss carryforwards	1,035	665
Valuation allowance	(352)	(424)

Net deferred tax assets	1,780	1,290

Deferred tax liability:
Property, plant and equipment	(868)	(5)
Intangibles	(95)	(28)

Net deferred tax liability	(963)	(33)

Net deferred tax assets	$817	$1,257

        The net deferred tax assets are classified as follows in the accompanying consolidated balance sheets (in thousands):

	December 31, 2003	December 31, 2002
Current deferred tax assets	$1,247	$777
Non-current deferred tax assets	—	480
Non-current deferred tax liabilities	(430)	—

Net deferred tax assets	$817	$1,257

        The Company has domestic tax credit carryforwards of $500,000 expiring in 2005 through 2008 and a domestic net operating loss carryforward of $2,875,000 expiring in 2022 through 2023. Tax credit carryforwards of $72,000 expired in 2003. As a result, a corresponding reduction in the valuation allowance was recorded.

        Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2003. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset, net of valuation allowances as of December 31, 2003.

6.     STOCK COMPENSATION

  Allied Motion Stock Option Plan

        At December 31, 2003, there were options outstanding to purchase 1,323,430 shares of common stock and options available for grant to purchase 119,540 shares under the Company's stock option plans. Under the terms of the plans, options may not be granted at less than 85% of fair market value. Generally, all options granted to date have been granted at fair market value as of the date of grant. Options generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant.

        As of June 30, 2002, 112,360 options were granted in excess of the shares authorized under the stock option plans. The Company accounted for the over-issued stock options using variable plan accounting. Variable plan accounting requires the Company to recognize the difference between the fair market value of the stock and the exercise price of the excess options issued as compensation expense, to the extent that the fair market value exceeds the exercise price. A portion of the excess option grants were considered "fixed" on July 28, 2002 due to the forfeiture of 112,360 options related to the sale of the Company's Power and Process Business. The remainder were considered "fixed" on October 24, 2002 when the Company's stockholders approved an additional 400,000 available for grant. On those dates, compensation cost of $39,000 was calculated based upon the then-current fair market values of the underlying common stock and will be recognized over the three -year vesting period of the options. Total compensation expense related to these stock options was $9,000 and $11,000 for 2003 and the Transition Period, respectively.

        In conjunction with the sale of the Power and Process Business, all options held by employees of the business sold became immediately exercisable and expired on the closing date of the sale or thirty days later. All unexercised options on the expiration dates were forfeited and became eligible for future grant by the Company. The Company recorded compensation expense of $11,000 in the Transition Period related to the accelerated vesting of these options

        Option activity during year 2003, the Transition Period ended December 31, 2002 and fiscal years ended June 30, 2000 and 2001 was as follows:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 2000	661,503	$2.37	410,800	$2.49
Granted	452,700	5.43
Forfeited	(32,936)	3.75
Exercised	(28,630)	1.93

Outstanding at June 30, 2001	1,052,637	3.66	460,857	2.36
Granted	415,960	2.93
Forfeited	(18,600)	4.25
Exercised	(15,000)	1.62

Outstanding at June 30, 2002	1,434,997	3.46	680,814	3.07
Granted	230,000	2.39
Forfeited	(346,674)	4.24
Exercised	(125,993)	1.72

Outstanding at December 31, 2002	1,192,330	3.21	685,535	3.41
Granted	197,000	1.98
Forfeited	(65,900)	3.89

Outstanding at December 31, 2003	1,323,430	3.00	836,242	3.35

        Exercise prices for options outstanding and exercisable at December 31, 2003 are as follows:

	Range of Exercise Prices			Total
	$1.13 – $2.34	$2.40 – $2.90	$3.20 – $6.72	$1.13 – $6.72
Options Outstanding:
Number of options	368,500	557,170	397,760	1,323,430
Weighted average exercise price	$1.82	$2.61	$4.63	$3.00
Weighted average remaining contractual life	4.0 years	4.9 years	6.2 years	5.0 years
Options Exercisable:
Number of options	201,500	303,170	331,572	836,242
Weighted average exercise price	$1.80	$2.68	$4.91	$3.35

  Emoteq Corporation Stock Option Plan

        Prior to fiscal year 2001, the Company had granted options for shares of common stock of Emoteq Corporation (Emoteq, a wholly-owned subsidiary) to officers and key employees of Emoteq. The options were granted with exercise prices equal to the fair value of the underlying common stock on the date of grant, and consisted of time vesting options and performance vesting options. During fiscal year 2001 all of the outstanding (and also fully vested) stock options were exercised and 223,636 shares of Emoteq common stock, representing 12% ownership of Emoteq, were issued. Proceeds to the

Company from the exercises totaled $498,000. Under the terms of the Emoteq stock option plan and the related stockholders' agreements, the stockholders had a liquidity put option that they could exercise only after owning the stock for at least six months. If the holder of the shares elected this put option, the Company would be required to purchase the shares of Emoteq at their then current fair market value. After holding the shares for at least six months, all such holders of Emoteq common stock exercised their put options and consequently, the Company purchased the shares for $1,006,000, the fair value of the shares, for consideration consisting of Company common stock, notes payable and cash. The Company recorded $352,000 of cost in excess of net assets acquired (goodwill) related to the purchase of these Emoteq shares. The Emoteq stock option plan and stockholders' agreements were terminated in August 2001.

        Option activity for the Emoteq plan during the fiscal year ended June 30, 2001 was as follows:

	Number of Shares		Weighted Average Exercise Price
	Time Vested	Performance Vested	Time Vested	Performance Vested
Outstanding at June 30, 2000	168,118	55,518	$2.46	$1.51
Exercised	(168,118)	(55,518)	2.46	1.51

Outstanding at June 30, 2001	—	—	—	—

        Prior to the exercise of the Emoteq stock options, the Company accounted for the performance vested options under variable plan accounting.

7.     LOANS RECEIVABLE FOR STOCK

        The Leveraged Employee Stock Ownership Plan and Trust (the Plan) allows eligible Company employees to participate in ownership of the Company. The $200,000 receivable at December 31, 2003 represents the full amount the Company loaned to the Plan during year 2003 so that the Plan could acquire from the Company 130,719 newly issued shares of the Company's common stock. The note bears an annual interest rate of 5.75% and is scheduled to mature May 31, 2018. The terms of the Plan require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in year 2003, the Transition Period and fiscal years 2002 and 2001) or ii) the annual interest payable on the note. Company contributions to the Plan were $51,000, $29,000, $37,000 and $133,000 in year 2003, the Transition Period and fiscal years 2002 and 2001, respectively.

8.     COMMITMENTS AND CONTINGENCIES

  Operating Leases

        At December 31, 2003, the Company maintains leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2004	$716
2005	576
2006	432
2007	402
2008	411
Thereafter	1,769

$4,306

        Rental expense was $703,000, $243,000, $531,427 and $557,427 in Year 2003, the Transition Period and fiscal years 2002 and 2001, respectively.

  Capital Leases

        The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the accompanying consolidated balance sheet as property, plant and equipment and was $500,000 and zero at December 31, 2003 and 2002, respectively. Accumulated amortization of the leased equipment at December 31, 2003 and December 31, 2002 was $18,000 and zero, respectively. Amortization of assets under capital leases is included in depreciation expense.

        The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2003, are as follows (in thousands):

Year ending December 31,
2004	$166
2005	167
2006	156
2007	57

Total minimum lease payments	546
Less: amount representing interest	67

Present value of net minimum lease payments	479
Less: Current maturities of capital lease obligations	134

Long-term capital lease obligations	$345

  Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with certain key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The maximum amount of salary that could be required to be paid under these contracts, if such events occur, totaled approximately $1,848,000 as of December 31, 2003. In addition to the salary above, severance benefits include payment of 20% of annual salary for life, disability, accident and health insurance for 24 months and a pro-rata calculation of bonus for the current year.

  Consulting Agreement

        Effective September 1, 1998, the Company entered into a consulting agreement (Consulting Agreement) with the Chairman of the Board of Directors who is a major stockholder. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During Year 2003, the Transition Period and fiscal years 2002 and 2001 there was no compensation paid to the Chairman of the Board under the Consulting Agreement.

  Stock Repurchase Program

        Under an employee stock repurchase program approved by the Board of Directors, the Company may repurchase its common stock from its employees at the current market value. The Company's Agreement with Silicon limits employee stock repurchases to $125,000 per fiscal year. The number of shares repurchased under the program was 1,968 for Year 2003 and zero for the Transition Period and fiscal years 2002 and 2001.

  Litigation

        In 2001, the Company was named, with other parties, as a defendant in an environmental contamination lawsuit. During the Transition Period, the Company agreed to settle this lawsuit. Accordingly, as of June 30, 2002, an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000, net of tax) was recorded. This charge is included in the results of discontinued operations. The lawsuit relates to property that was occupied by the Company's Power business over thirty-seven years ago. While the Company believes the suit was without merit, it agreed to the settlement to eliminate the future costs of defending itself and the uncertainty and risks associated with litigation. As of December 31, 2003, the amount of settlement, exclusive of legal costs, remaining to be paid was $250,000 included in Accrued liabilities and other in the accompanying consolidated balance sheet.

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

        In accordance with SFAS No. 132, Employers Disclosure About Pensions and Other Post-Retirement Benefits, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003	December 31, 2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of period*	$3,073	$3,370
Service cost	85	41
Employee contributions	13	6
Interest cost	185	89
Actuarial loss (gain)	82	(359)
Benefits paid	(193)	(74)

Projected benefit obligation at end of period	$3,245	$3,073

Change in plan assets:
Fair value of plan assets at beginning of period*	$2,770	$2,858
Actual return (loss) on plan assets	541	(20)
Employee contributions	13	6
Benefits and expenses paid	(193)	(74)

Fair value of plan assets at end of period	$3,131	$2,770

*
Beginning of period for December 31, 2002 was July 30, 2002, the date of the Motor Products acquisition.

	December 31, 2003	December 31, 2002
Excess of projected benefit obligation over fair value of plan assets	$114	$303
Unrecognized gain	441	223

Accrued pension cost	$555	$526

        The accumulated benefit of obligation for the pension plan was $3,165,000 at December 31, 2003 and $2,969,000 at December 31, 2002.

        Components of net periodic pension expense included in the consolidated statement of operations for the year 2003 and Transition Period are as follows:

	For the year ended December 31, 2003	For the Transition Period ended December 31, 2002
Service cost	$85	$41
Interest cost on projected benefit obligation	185	89
Expected return on assets	(241)	(115)

Net periodic pension expense	$29	$15

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2003	December 31, 2002
Discount rate	6.00%	6.25%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2003	For the Transition Period ended December 31, 2002
Discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	9.00%	10.00%
Rate of compensation increases	5.00%	5.00%

        The Company does not expect to fund the pension plan in 2004.

        The expected rate of return is based on the targeted asset allocation of 65% equity securities and 35% fixed income securities.

        The pension plan assets allocation at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
Cash equivalents	1%	1%
Equity securities	65%	69%
Fixed income securities	34%	30%

Total	100%	100%

        The pension assets are managed by an outside investment manager. The Company's investment policy with respect to pension assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses.

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

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003	December 31, 2002
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period*	$2,327	$2,230
Service cost	61	21
Interest cost	122	59
Actuarial loss (gain)	(295)	50
Benefits paid	(79)	(33)

Accumulated postretirement benefit obligation at end of period	$2,136	$2,327

Accumulated postretirement benefit obligation	$2,136	$2,327
Unrecognized net gain (loss) attributable to assumption changes during the year	271	(50)

Accrued postretirement benefit cost	$2,407	$2,277

*
Beginning of period for December 31, 2002 was July 30, 2002, the date of the Motor Products acquisition.

        Net periodic postretirement benefit costs included in the Consolidated Statement of Operations for year 2003 and the Transition Period is as follows (in thousands):

	For the year ended December 31, 2003	For the Transition Period ended December 31, 2002
Service cost	$61	$21
Interest cost	122	59
Amortization of (Gain) loss	(5)	—

Total	$178	$80

        For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to the ultimate rate by a said year, and remain at that level thereafter, per the following:

	December 31, 2003	December 31, 2002
Annual rate of increase per capita of covered health care benefits	9.50%	9.50%
Ultimate rate	4.00%	4.25%
Year ultimate rate is reached	2014	2013

        The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by $438,000 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for year 2003 by $45,600. Decreasing the assumed healthcare postretirement benefit obligation as of December 31, 2003 by 1% decreases the accumulated postretirement benefit obligation by $333,500 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for year 2003 by $34,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.00% and 6.25% as of December 31, 2003 and 2002, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 6.00% for 2003 and 6.25% for 2002.

        The Company expects to contribute approximately $85,000 to the postretirement welfare plan during 2004. The accrued postretirement benefit cost has been reflected as a non-current liability due to the insignificance of estimates to be funded in 2004.

10.   RESTRUCTURING CHARGES

        Restructuring charges include the costs associated with the Company's strategy of reducing its facility requirements and implementing lean manufacturing initiatives. These charges consist of costs that are incremental to the Company's ongoing operations and, for Year 2003, include employee termination related charges.

        The Company recorded restructuring charges of $211,000 in Year 2003, primarily associated with workforce reductions which were paid in the first half of the year.

        At December 31, 2003, there were no outstanding liabilities related to the restructuring charges included in accrued liabilities and other in the consolidated balance sheet.

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

        The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, the Company's chief operating decision maker has been identified as the Office of the Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying consolidated financial statements and within this note.

        The Company's wholly-owned foreign subsidiary in the United Kingdom was merged into the Emoteq subsidiary during Year 2003 and is included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiary is summarized below (in thousands):

		For the Transition Period ended and as of December 31, 2002
	For the year ended and as of December 31, 2003		For the fiscal years ended and as of June 30,
			2002	2001
Revenues derived from foreign subsidiary	$773	$735	$1,399	$289
Identifiable assets	34	1,296	1,179	209

        Sales to international customers were $7,371,000, $3,572,000, $4,880,000, and $6,451,000 in year 2003, the Transition Period and fiscal years 2002 and 2001, respectively.

        During Year 2003, the Transition Period and Fiscal Year 2002, no single customer accounted for more than 10% of total revenues. During fiscal years 2001 one customer accounted for 20% of the Company's consolidated revenue from continuing operations.

12.   DISCONTINUED OPERATIONS

        On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI). Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation, a publicly traded corporation under the symbol DHR. The Power and Process Business was comprised of power instrumentation products, systems and automation products, and process instrumentation products. It also included investments in two Chinese joint ventures; a 25% interest in Kehui and a 40% interest in HPMS, which were also sold (See Note 13).

        Proceeds from the sale of substantially all of the Power and Process Business were $8,182,000 plus the assumption of certain related liabilities. Selling costs incurred were $1,278,000. The after tax gain on the sale was $1,019,000. The Company received net proceeds of $7,020,000 in the Transition Period and $500,000 in the year 2003.

        The remaining assets of the Power and Process Segment related to the Company's Calibrator Business. On March 6, 2003, the Company completed the sale of its Calibrator Business to a subsidiary of Martel Electronics Corp. The proceeds consisted of $200,000 received on March 6, 2003 plus $50,000 due on March 6, 2004. The amount due is included in prepaid expenses and other current assets in the accompanying December 31, 2003 balance sheet. After consideration of selling costs of $51,000 incurred in the first quarter of 2003, the net proceeds on the sale were $199,000. Due to a writedown of the carrying value of the Calibrator Business to its estimated fair value at September 30, 2002, there was no gain or loss recorded on the finalization of the sale.

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

        Summary results for the discontinued operations are as follows (in thousands):

	For the Transition Period ended December 31, 2002	For the fiscal years ended June 30,
		2002	2001
Revenues	$1,342 (a)	$26,336	$27,198

Income (loss) from discontinued operations:
Gain on the sale of Power and Process, net of tax provision of $680	$1,019	$—	$—

Operating results:
Loss from operations	(1,224)	(510)	(50)
Tax benefit	488	289	22

Operating loss from discontinued operations	(736)	(221)	(28)

Income (loss) from discontinued operations	$283	$(221)	$(28)

(a)
Includes one month Power and Process Business revenues and six months Calibrator Business revenues.

        Amounts included in the December 31, 2002 Consolidated Balance Sheet for discontinued operations are as follows (in thousands):

Current assets of segment held for sale
Trade receivables, net	$165
Inventories, net	351
Property, plant and equipment	97
Prepaid expenses and other	71

Total	$684

Current liabilities of segment held for sale
Accounts payable	$53
Accrued liabilities	450
Product warranty reserve	32

Total	$535

13.   INVESTMENTS IN JOINT VENTURES

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

        The Company recorded the following in its consolidated statements of operations, all of which are now included in the results of discontinued operations (in thousands):

	For the fiscal years ended June 30,
	2002	2001
Share of income under equity method of accounting	$159	$1,170
Gain on sale of investment in Si Fang	674	—

14.   SUBSEQUENT EVENTS (UNAUDITED)

        On February 10, 2004, the Company signed a merger agreement to acquire Owosso Corporation (OTCBB: OWOS) located in Watertown, New York. Owosso's sole operating subsidiary is Stature Electric, Inc. The merger consideration of $14 million will consist of the issuance of approximately 532,200 shares of Allied Motion common stock representing approximately 9.6% of the outstanding shares of the Company after the merger, $1 million of cash payable to Owosso's preferred shareholders, assumption of $4.6 million of Owosso's debt and approximately $6 million of cash to settle the remainder of Owosso's debt and liabilities at closing. Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004. In addition, warrants to purchase 300,000 shares of Company common stock at $4.41 per share will be issued to Owosso's preferred shareholders. The Company has received a commitment from PNC Business Credit and Silicon Valley Bank for up to $18.1 million to complete the acquisition and for working capital needs. The closing of the acquisition is subject to approval by Owosso's shareholders, the effectiveness of a registration statement for the Company's securities and customary closing conditions.

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in year 2003, the two quarters in the Transition Period and the four quarters in fiscal year 2002 is as follows (in thousands, except per share data):

Year 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,176	$9,736	$9,838	$10,684
Gross margin	2,203	2,553	2,292	3,219
Income (loss) from continuing operations	(149)	302	403	392
Diluted (loss) income per share from continuing operations	(0.03)	0.06	0.08	0.07
Transition Period	First Quarter	Second Quarter
Revenues	$8,020	$9,171
Gross margin	1,896	2,126
Income (loss) from continuing operations	(52)	97
Income from discontinued operations	243	40
Diluted (loss) income per share from continuing operations	(0.01)	0.02

Fiscal year 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,646	$4,222	$4,051	$3,804
Gross margin	996	1,392	1,290	1,425
Income (loss) from continuing operations	(73)	133	(57)	(48)
Income (loss) from discontinued operations	(165)	(57)	364	(363)
Diluted (loss) income per share from continuing operations	(0.01)	0.02	(0.01)	(0.01)

Included in the results of discontinued operations for the fourth quarter of fiscal year 2002 is a pretax charge for litigation settlement and related legal fees of $1,429,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There were no disagreements with KPMG LLP on accounting and financial disclosure matters.

        On July 17, 2002, the Company replaced Arthur Andersen LLP ("Arthur Andersen") as the principal accountant for the Company and its affiliates. For the previous two fiscal years, the reports of Arthur Andersen on the Company's consolidated financial statements did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to replace Arthur Andersen was approved by the Company's Board of Directors.

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

        On July 17, 2002, the Company engaged as its new principal accountant KPMG LLP ("KPMG") for the fiscal year ending June 30, 2002. The decision to retain KPMG LLP was approved by the Company's Board of Directors upon the recommendation of its Audit Committee. During the two fiscal years preceding and through the date of their appointment, the Company has not consulted with KPMG on matters of the type contemplated by Item 304 (a) (2) (i) and (ii) of Regulation S-K. All of the fiscal periods included in this Form 10-K have been audited by KPMG LLP because of the requirement to restate the financial statements for discontinued operations.

Item 9A. Controls and Procedures.

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2003 the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K and concluded that they are effective.

        There has not been any significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information required by this item is set forth in the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

        Information required by this item is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Effective September 1, 1998, the Company entered into a Consulting Agreement with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major stockholder of the Company. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During year 2003, the Transition Period and fiscal years 2002 and 2001, Mr. Prince was not paid for providing any consulting services.

Item 14. Principal Accountant Fees and Services

        Information required by this item is set forth in the section entitled "Principal Accountant Fees and Services", in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements

  a)
  Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.

  b)
  Consolidated Statements of Operations for year 2003, the six month Transition Period ended December 31, 2002 and each of the fiscal years in the two-year period ended June 30, 2002.

  c)
  Consolidated Statements of Stockholders' Investment and Comprehensive Income for year 2003, the six month Transition Period ended December 31, 2002 and each of the fiscal years in the two-year period ended June 30, 2002.

  d)
  Consolidated Statements of Cash Flows for year 2003, the six month Transition Period ended December 31, 2002 and each of the fiscal years in the two-year period ended June 30, 2002.

  e)
  Notes to Consolidated Financial Statements.

  f)
  Report of Independent Auditors.

  2.
  Financial Statement Schedules

  II.
  Valuation and Qualifying Accounts.

  3.
  Exhibits

Exhibit No.	Subject	Page
2.1	Agreement and Plan of Merger, dated as of February 10, 2004, by and among Allied Motion Technologies Inc., AMOT Inc. and Owosso Corporation.	*
3.1	Restated Articles of Incorporation.	*
3.2	Amendment to Articles of Incorporation dated September 24, 1993.	*
3.3	By-laws of the Company adopted August 11, 1994.	*
10.1
	Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.2
	Schedule to Loan and Security Agreement dated May 7, 1998 between Hathaway Corporation and certain subsidiaries of Hathaway Corporation and Silicon Valley Bank. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.3	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.	*
10.4	Consulting Agreement between Hathaway Corporation and Eugene E. Prince dated September 1, 1998.	*

10.5	Year 2000 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.	*
10.6
	Asset Purchase Agreement By and Among Qualitrol Power Products, LLC, Danaher UK Industries Limited, Hathaway Systems Corporation, Hathaway Industrial Automation, Inc., Hathaway Process Instrumentation Corporation, Hathaway Systems, Ltd. and Hathaway Corporation. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated June 24, 2002.	*
10.7
	Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.	*
10.8	Amendment dated July 10, 2002 to Loan Documents for Silicon Valley Bank. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.	*
10.9	Amendment dated July 30, 2002 to Loan Documents for Silicon Valley Bank. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.	*
10.10	Amendment No. 1 to the Hathaway Corporation Year 2000 Stock Incentive Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.	*
10.11	Employment Agreement between Allied Motion Technologies, Inc. and Richard D. Smith, effective August 1, 2003.
10.12	Change of Control Agreement between Allied Motion Technologies, Inc. and Richard D. Smith, effective July 24, 2003.
10.13	Employment Agreement between Allied Motion Technologies, Inc. and Richard S. Warzala, effective March 1, 2003.
10.14	Change of Control Agreement between Hathaway Corporation and Richard S. Warzala, effective May 1, 2002.
10.15	Amendment dated September 26, 2003 to Loan Documents for Silicon Valley Bank.
10.16	Amendment dated February 19, 2004 to Loan Documents for Silicon Valley Bank.
14.1	Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003.
21	List of Subsidiaries
23	Consent of KPMG LLP.
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the President and Chief Operating Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
These documents have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

(b)
Reports on Form 8-K.

    On October 27, 2003, the Company filed Form 8-K to report the issuance of a press release dated October 27, 2003 to report the results of operations for the third quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES, INC.
By	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer and Chief Financial Officer
Date: March 22, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	March 22, 2004
/s/ EUGENE E. PRINCE Eugene E. Prince	Chairman of the Board of Directors	March 22, 2004
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 22, 2004
/s/ DELWIN D. HOCK George J. Pilmanis	Director	March 22, 2004
/s/ GRAYDON D. HUBBARD Delwin D. Hock	Director	March 22, 2004

ALLIED MOTION TECHNOLOGIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Additions due to Acquisition	Balance at End of Period
Year Ended December 31, 2003:
Reserve for bad debts	$148	$47	$(89)	$—	$106
Reserve for excess or obsolete inventories	$1,024	$135	$(278)	$—	$881
Valuation allowance for deferred tax assets	$424	$—	$(72)	$—	$352

Transition Period Ended December 31, 2002:
Reserve for bad debts	$64	$52	$(9)	$41	$148
Reserve for excess or obsolete inventories	$697	$92	$(224)	$459	$1,024
Valuation allowance for deferred tax assets	$424	$—	$—	$—	$424

Year Ended June 30, 2002:
Reserve for bad debts	$60	$34	$(30)	$—	$64
Reserve for excess or obsolete inventories	$690	$247	$(240)	$—	$697
Valuation allowance for deferred tax assets	$424	$—	$—	$—	$424

Year Ended June 30, 2001:
Reserve for bad debts	$54	$9	$(3)	$—	$60
Reserve for excess or obsolete inventories	$579	$111	$—	$—	$690
Valuation allowance for deferred tax assets	$610	$(186)	$—	$—	$424