Form 10-Q
period 2004-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2004-05-17
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
March 31, 2004	0-4041
(Unaudited)

ALLIED MOTION TECHNOLOGIES INC.

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

Number of Shares of the only class of Common Stock outstanding:  5,550,660 as of May 11, 2004

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$971	$1,960
Trade receivables, net of allowance for doubtful accounts of $108 and $106 at March 31, 2004 and December 31, 2003, respectively	6,468	5,971
Inventories, net	4,675	3,867
Deferred income taxes	1,072	1,247
Prepaid expenses and other	726	592
Total Current Assets	13,912	13,637
Property, plant and equipment, net	6,312	6,423
Goodwill and intangible assets	7,358	7,437
Total Assets	$27,582	$27,497

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$136	$134
Debt obligations	1,707	1,833
Accounts payable	2,535	2,230
Accrued liabilities and other	2,943	3,504
Total Current Liabilities	7,321	7,701
Long-term capital lease obligations, net of current portion	312	345
Deferred income taxes	491	430
Pension and post-retirement obligations	2,981	2,962
Total Liabilities	11,105	11,438

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 5,018 and 5,021 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	8,374	8,383
Loan receivable from Employee Stock Ownership Plan	(200)	(200)
Retained earnings	8,224	7,797
Cumulative translation adjustments	79	79
Total Stockholders’ Investment	16,477	16,059
Total Liabilities and Stockholders’ Investment	$27,582	$27,497

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Revenues	$11,248	$9,176
Cost of products sold	8,201	6,973
Gross margin	3,047	2,203

Operating costs and expenses:
Selling	496	464
General and administrative	1,230	1,310
Engineering and development	510	441
Amortization of intangible assets	79	78
Restructuring charge	—	105
Total operating costs and expenses	2,315	2,398
Operating income (loss)	732	(195)

Other income (expense), net:
Interest expense	(40)	(64)
Other income, net	3	14
Total other expense, net	(37)	(50)
Income (loss) before income taxes	695	(245)
(Provision) benefit for income taxes	(268)	96

Net income (loss)	$427	$(149)

Basic net income (loss) per share:
Net income (loss) per share	$0.09	$(0.03)
Basic weighted average common shares	5,020	4,846

Diluted net income (loss) per share:
Net income (loss) per share	$0.08	$(0.03)
Diluted weighted average common shares	5,499	4,846

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$427	$(149)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	374	347
Provision for doubtful accounts	2	10
Provision for obsolete inventory	252	62
Deferred income taxes	236	(128)
Other	4	(6)
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(499)	(124)
Inventories, net	(1,060)	137
Prepaid expenses and other	133	66
Increase (decrease) in -
Accounts payable	305	(359)
Accrued liabilities and other	(542)	(77)
Net cash used in operating activities	(368)	(221)

Cash Flows From Investing Activities:
Purchase of property and equipment	(184)	(357)
Acquisition costs	(317)	—
Net proceeds from sale of Calibrator Business	50	149
Net cash used in investing activities	(451)	(208)

Cash Flows From Financing Activities:
Repayments on line-of-credit and term loan	(126)	(425)
Repayment of capital lease obligations	(31)	—
Stock transactions under employee benefit stock plans	(13)	30
Net cash used in financing activities	(170)	(395)

Effect of foreign exchange rate changes on cash	—	(17)

Net decrease cash and cash equivalents	(989)	(841)

Cash and cash equivalents at beginning of period	1,960	1,955

Cash and cash equivalents at March 31	$971	$1,114

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$40	$64
Income taxes	31	—

See accompanying notes to financial statements

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Preparation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Allied Motion Technologies Inc. and its wholly-owned subsidiaries (the Company).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the December 31, 2003 Annual Report and Form 10-K previously filed by the Company.

2.             Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2004	December 31, 2003
Parts and raw materials, net	$2,759	$2,205
Work-in process, net	1,294	1,006
Finished goods, net	622	656
	$4,675	$3,867

3.             Stock-Based Compensation

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

	For the three months ended March 31,
	2004	2003
Actual net income (loss)	$427	$(149)
Pro forma net income (loss)	$355	$(284)

Actual basic net income (loss) per share	$0.09	$(0.03)
Pro forma basic net income (loss) per share	$0.07	$(0.06)

Actual diluted net income (loss) per share	$0.08	$(0.03)
Pro forma diluted net income (loss) per share	$0.06	$(0.06)

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended March 31,
	2004	2003
Risk-free interest rate	2.9%	3.9%
Expected dividend yield	0.0%	0.0%
Expected life	6 years	6 years
Expected volatility	102.7%	108.6%

The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the quarter ended March 31, 2004 and 2003 was $3.68 and $1.48, respectively.  The total fair value of options granted was $97,000 and $186,000 in the quarters ended March 31, 2004 and 2003, respectively.  These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

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

4.             Earnings per Share

Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income or loss per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method.  Stock options to purchase 262,000 and 1,096,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted loss per share for the quarters ended March 31, 2004 and 2003, respectively, since the results would have been anti-dilutive.

5.             Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision maker has been identified as the Office of the Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  Management believes all material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying consolidated financial statements.

6.             Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended March 31,
	2004	2003
Net (loss) income	$427	$(149)
Foreign currency translation adjustment	—	(21)
Comprehensive (loss) income	$427	$(170)

7.             Discontinued Operations

On March 6, 2003, the Company completed the sale of its Calibrator Business to a subsidiary of Martel Electronics Corp.  The proceeds from this sale of $250,000 consisted of $50,000 and $200,000 received on March 6, 2004 and 2003, respectively. The Company did not recognize a gain or loss from the sale due to a writedown of the carrying value of the Calibrator Business to its estimated fair value at September 30, 2002.

Summary results for the discontinued operation are as follows (in thousands):

	For the three months ended March 31, 2003
Revenues	$159	(a)
Income from discontinued operations, net of taxes	$—

(a)   Includes two months of Calibrator Business revenues.

8.             Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheet are the following intangible assets (in thousands):

	March 31, 2004	December 31, 2003	Estimated Life
Goodwill	$5,213	$5,213
Amortizable intangible assets
Customer lists	1,930	1,930	8 years
Trade name	740	740	10 years
Accumulated amortization	(525)	(446)
Total intangible assets	2,145	2,224

Total goodwill and intangible assets	$7,358	$7,437

Amortization expense for intangible assets for the quarters ended March 31, 2004 and 2003 was $79,000 and $78,000, respectively.

9.             Restructuring Charge

Restructuring charges recorded in the quarter ended March 31, 2003 include the costs associated with the Company’s strategy of reducing its facility requirements and implementing lean manufacturing initiatives.  These charges consist of costs that are incremental to the Company’s ongoing operations and are primarily associated with workforce reductions.

10.          Pension and Postretirement Welfare Plans

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows:

	For the three months ended March 31,
	2004	2003
Service cost	$20	$26
Interest cost on projected benefit obligations	45	58
Expected return on assets	(58)	(75)
Net periodic pension expense	$7	$9

The Company does not expect to fund the pension plan in 2004.

Postretirement Welfare Plan

Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products.  The plan is funded on a pay-as-you-go basis.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows:

	For the three months ended March 31,
	2004	2003
Service cost	$10	$17
Interest cost	20	35
Amortization of (gain) loss	(1)	(1)
Net periodic postretirement costs	$29	$51

The Company expects to contribute approximately $85,000 to the postretirement welfare plan during 2004.

11.                               Subsequent Acquisition

On May 10, 2004, the Company completed the merger of Owosso Corporation (OTCBB: OWOS) with a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004.  The sole operating subsidiary acquired is Stature Electric, Inc. located in Watertown, New York.  The merger consideration of $14 million consisted of the issuance of 532,205 shares of Allied Motion common stock representing approximately 9.6% of the outstanding shares of the Company after the merger, $1 million of cash payable to Owosso’s preferred shareholders and approximately $11.6 million of cash to settle the remainder of Owosso’s debt and liabilities at closing.  Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004.  In addition, warrants to purchase 300,000 shares of Company common stock at $4.41 per share will be issued to Owosso’s preferred shareholders.  The Company filed a registration statement on Form S-4 that became effective on March 29, 2004 related to the common stock of the Company issued in connection with the acquisition.  The Company is borrowing $8.25 million under new term loan agreements and has received a commitment from PNC Business Credit and Silicon Valley Bank for up to $10.5 million under a new revolving credit facility to complete for the acquisition and for working capital needs.

Item 2.  Management's Discussion and Analysis of Operating Results and Financial Condition

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

Business Overview

Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets.  The Company’s products are in use in an ever-greater number of demanding applications in specialty automotive, HVAC, medical, health-fitness, defense, aerospace, semiconductor manufacturing, fiber optic-based telecommunications, printing, and graphic imaging market sectors, to name a few.

As of March 31, 2004, three companies formed the core of Allied Motion.  The companies, Emoteq, Computer Optical Products and Motor Products offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

Emoteq Corporation in Tulsa, Oklahoma develops and manufactures advanced servo motor and drive solutions.  Emoteq has developed specialized, high performance servo solutions. As a result, Emoteq’s products are at work in precision equipment applications around the world from semiconductor manufacturing equipment to fuel cell powered vehicles to high performance target tracking systems.

Computer Optical Products (COPI) in Chatsworth, California solves difficult feedback application problems with innovative optical encoder solutions.  Combining their considerable expertise in mechanical, optical, and electronic technologies, COPI’s engineers have developed unique encoding solutions for numerous and diverse applications from pre-press imaging equipment to missile seeker heads. Integrating their custom high resolution sine-cosine optical encoders with customers’ motor actuators is a particular strength of the company.

Motor Products Corporation in Owosso, Michigan has been supplying fractional horsepower DC motors to original equipment manufacturers in a myriad of industries for over sixty years.  Allied Motion acquired Motor Products in July 2002 to further the Company’s strategy to become a leading supplier in the motion industry.  Motor Products specializes in the design of custom brush DC motors for specific customer applications, and supplies them with uniformly high quality in quantities ranging from tens to the tens of thousands.   Motor Products motors are in use worldwide in commercial and industrial applications in HVAC and heat-transfer systems, fans and blowers, pumps, electro-mechanical actuators, and both over-the-road trucks and buses and off-road vehicles.

On May 10, 2004, the Company completed the merger of Owosso Corporation into a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004.  The sole operating subsidiary acquired is Stature Electric, located in Watertown New York.  Stature Electric manufactures fractional and integral horsepower motors, gear motors, and motor part sets.  Significant markets for Stature include commercial products and equipment, healthcare, recreation and non-automotive transportation. Stature’s component products are sold throughout North America and in Europe, primarily to original equipment manufacturers that use them in their end products.

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

The consideration for the merger of $14 million consisted of the issuance of approximately 532,205 shares of Allied Motion common stock representing approximately 9.6% of the outstanding shares of the Company after the merger, $1 million of cash payable to Owosso’s preferred shareholders and approximately $11.6 million of cash to settle the remainder of Owosso’s debt and liabilities at closing.  Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004. In addition, warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share will be issued to Owosso’s preferred shareholders.  The Company filed a registration statement on Form S-4 that became effective on March 29, 2004 related to the common stock of the Company issued in connection with the acquisition.  Allied Motion is borrowing $8.25 million under new term loan agreements and has received a commitment from PNC Business Credit and Silicon Valley Bank for up to $10.5 million under a new revolving credit facility to complete the acquisition and for working capital needs.

Strategy Overview

During the past two years, the Company has made considerable progress in implementing its new corporate strategy, the driving force of which is “Applied Motion Technology/Know How”, and in the transformation of Allied Motion into a growth oriented motion company.  To ensure the implementation of all of our critical issues that are necessary to accomplish our overall strategy, we launched a formal process, called Strategy Deployment, in each Allied Motion operation.  The Strategy Deployment process includes the development of action plans and a rigorous and regular implementation review process to ensure we achieve the objectives of our Strategic Plan.

The Company is continuing its recruitment efforts for various engineering and sales and marketing positions to enhance its ability to increase sales in the future. The overhead cost reductions and the parallel recruitment efforts are consistent with improving our “Areas of Excellence” and the redeployment of resources in support of our strategy as an Applied Motion Technology/Know-How company.  Key resources have been added in electrical design, mechanical design and in applied marketing and it is our belief these key resources will allow us to accelerate our current product re-design as well as our new product development efforts. We fully expect our recruiting efforts to result in cost effective and innovative new designs and solutions that will provide us with the technology platform to obtain a leadership position in our served market segments.

The Company’s sales team is focused on selected vertical target market segments to achieve a much better understanding of these markets, and through continuous emphasis on our applications expertise we will continue to provide improved support for our customers we believe should contribute to the Company’s growth in sales and profitability.

To achieve growth, the Company is utilizing what we call a soft implementation of various processes available to our business units through our ever evolving and expanding set of tools. This tool kit contains a well defined set of processes, training programs and procedures that are fundamental to the way we operate our businesses.  We have coined the term “AST”, for Allied’s Systematic Tools. Based on Lean and Six Sigma principles, we provide our employees with well defined methods to address various assessment, development, execution and process needs within the Company. These “Tools” include strategy development, strategy deployment, applied marketing, value stream mapping, cellular manufacturing, SMED, Six Sigma, etc.  We believe these tools will allow us to improve profitability of our existing operations as well as effectively integrate new acquisitions.

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

In addition to the acquisition of Owosso and Stature Electric discussed above, the Company continues to be in active discussions with other companies in pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

Operating Results

NET INCOME   The Company had net income of $427,000 or $.08 per diluted share for the first quarter 2004 compared to a net loss of $149,000 or $.03 per diluted share for the same quarter last year.  During the first quarter last year, the Company sold its Calibrator Business.  In accordance with SFAS No. 144, the business is presented as a discontinued operation, however results of operations for the discontinued business were zero and no gain or loss from the sale was recorded due to a writedown of the carrying value of the business to its estimated fair value at September 30, 2002.

REVENUES   Revenues were $11,248,000 in the quarter ended March 31, 2004 compared to $9,176,000 for the quarter ended March 31, 2003. The increase is due to the general economic improvement in addition to winning new projects.

ORDER BACKLOG   At March 31, 2004, order backlog was $17,600,000 which is a 22% increase over the same period last year and 32% increase since the beginning of 2004.  The truck, semiconductor, and power transmission markets experienced the largest percentage increases.

GROSS MARGINS   Gross margin as a percentage of revenues increased to 27% for the quarter ended March 31, 2004 from 24% for the same quarter last year.  This improvement in margins reflect both the improvement the Company is realizing from the implementation of its lean manufacturing process and from continued cost reduction efforts to reduce overhead costs and expenses.

SELLING EXPENSES   Selling expenses in the first quarter were $496,000 compared to $464,000 for the first quarter last year.  The small increase in selling expenses resulted from additional investment in target marketing and image development activities.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,230,000 in the quarter ended March 31, 2004 compared to $1,310,000 in the quarter ended March 31, 2003.  This decrease was due to a reduction in administrative costs resulting from the Company’s cost reduction efforts.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $510,000 in the first quarter and $441,000 in the same quarter last year.  This increase was primarily due to increases in product development efforts including additional personnel costs in design and applications engineering.

AMORTIZATION   Amortization expense was $79,000 in the quarter ended March 31, 2004 and $78,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products acquisition.

RESTRUCTURING CHARGE   Restructuring charges were zero and $105,000 for the quarters ended March 31, 2004 and 2003, respectively.  The restructuring expense in the first quarter last year relates to the consolidation of the Company’s manufacturing facilities resulting from the implementation of lean manufacturing initiatives and is primarily severance costs arising from workforce reductions.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2004 was $40,000 compared to $64,000 in the quarter ended March 31, 2003.  The reduction in interest is directly attributed to the decreased outstanding balance on the borrowings related to the financing of the acquisition of Motor Products.

INCOME TAXES   Provision for income taxes was $268,000 for the first quarter this year compared to benefit from income taxes of $96,000 in the first quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $989,000 during the quarter to $971,000 at March 31, 2004.  The decrease compares to a decrease of $841,000 in the same period last year.

Net cash used in operating activities was $368,000 for the quarter ended March 31, 2004 compared to cash used in operating activities of $221,000 for the quarter ended March 31, 2003.  The increase was primarily due to larger uses of working capital to purchase inventory necessary to fulfill the increased customer orders.

Net cash used in investing activities was $451,000 and $208,000 for the quarters ended March 31, 2004 and 2003, respectively.  During the first quarter this year, the Company paid $317,000 of expenses related to the proposed acquisition of Owosso Corporation.  In the quarters ended March 31, 2004 and 2003, the Company received net proceeds from the sale of the Calibrator Business of $50,000 and $149,000, respectively.  Purchases of property and equipment were $184,000 and $357,000 in the quarters ended March 31, 2004 and 2003, respectively.

Net cash used in financing activities was $170,000 and $395,000 for the quarters ended March 31, 2004 and 2003, respectively.  In the quarter ended March 31, 2004, the Company made payments of $126,000 on its term loan compared to payments of $125,000 in the same period last year.  In the first quarter last year, the Company paid $300,000 on a note payable issued in the acquisition of Motor Products.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line of credit facility.  As of March 31, 2004, the Company had $2,843,000 available on the line of credit.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its line of credit.  Any lack of availability of this facility could have a material adverse impact on the Company’s liquidity position.

The Company’s line of credit was scheduled to mature on June 30, 2004; however, in relation to the acquisition of Owosso Corporation which was consummated on May 10, 2004, the Company is borrowing $8.25 million under new term loan agreements and has received a commitment from PNC Business Credit and Silicon Valley Bank for up to $10.5 million under a new revolving line of credit facility to complete the acquisition and for working capital needs.  See Note 11 of the Condensed Consolidated Financial Statements for further information on the acquisition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures are directly related to its normal operating and funding activities.  Historically, and as of March 31, 2004, the Company has not used derivative instruments or engaged in hedging activities.

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

Foreign Currency Risk

After July 29, 2002, upon the sale of the Power and Process Business, the Company had one wholly-owned subsidiary located in England, but during year 2003, this subsidiary was merged into its parent company located in the United States.  Historically sales from this operation were typically denominated in British Pounds, thereby creating exposures to changes in exchange rates.  The Company does not believe that reasonably possible near-term changes in exchange rates would result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, chose not to enter into foreign currency hedging instruments.

Item 4.    Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2004 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1.

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

	32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 23, 2004, the Company filed Form 8-K to report the issuance of a press release dated February 23, 2004 to report the results of operations for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 17, 2004	ALLIED MOTION TECHNOLOGIES, INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer