Form 10-Q
period 2004-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2004-08-16
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
June 30, 2004	0-4041
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

Number of Shares of the only class of Common Stock outstanding:  5,791,767 as of August 2, 2004

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In Thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$838	$1,960
Trade receivables, net of allowance for doubtful accounts of $101 and $106 at June 30, 2004 and December 31, 2003, respectively	9,848	5,971
Inventories, net	6,582	3,867
Deferred income taxes	805	1,247
Prepaid expenses and other	562	592
Total Current Assets	18,635	13,637
Property, plant and equipment, net	12,909	6,423
Goodwill and intangible assets	15,913	7,437
Total Assets	$47,457	$27,497

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$139	$134
Current maturities of debt obligations	6,623	1,833
Accounts payable	4,300	2,230
Accrued liabilities and other	4,876	3,504
Total Current Liabilities	15,938	7,701
Long-term capital lease obligations, net of current portion	274	345
Debt obligations, net of current portion	6,305	—
Deferred income taxes	566	430
Pension and post-retirement obligations	3,013	2,962
Total Liabilities	26,096	11,438

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 5,792 and 5,021 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	12,605	8,383
Loan receivable from Employee Stock Ownership Plan	(155)	(200)
Retained earnings	8,832	7,797
Cumulative translation adjustments	79	79
Total Stockholders’ Investment	21,361	16,059
Total Liabilities and Stockholders’ Investment	$47,457	$27,497

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$15,104	$9,736	$26,352	$18,912
Cost of products sold	11,040	7,183	19,241	14,156
Gross margin	4,064	2,553	7,111	4,756

Operating costs and expenses:
Selling	650	462	1,156	926
General and administrative	1,417	998	2,637	2,308
Engineering and development	712	448	1,222	889
Amortization of intangible assets	131	79	210	157
Restructuring charges	—	23	—	140
Total operating costs and expenses	2,910	2,010	5,225	4,420
Operating income	1,154	543	1,886	336

Other income (expense), net:
Interest expense	(142)	(61)	(182)	(125)
Other income (expense), net	(22)	(16)	(19)	10
Total other expense, net	(164)	(77)	(201)	(115)
Income before income taxes	990	466	1,685	221
Provision for income taxes	(382)	(164)	(650)	(68)

Net income	$608	$302	$1,035	$153

Basic net income per share:
Net income per share	$0.11	$0.06	$0.20	$0.03
Basic weighted average common shares	5,334	4,856	5,176	4,851

Diluted net income per share:
Net income per share	$0.10	$0.06	$0.18	$0.03
Diluted weighted average common shares	5,897	4,885	5,699	4,882

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,035	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	673
Provision (credit) for doubtful accounts	(3)	15
Provision for obsolete inventory	141	173
Deferred income taxes	578	8
Other	114	(27)
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in -
Trade receivables	(1,816)	(516)
Inventories	(1,180)	368
Prepaid expenses and other	308	223
Increase (decrease) in -
Accounts payable	525	(705)
Accrued liabilities and other	(400)	(171)
Net cash provided by operating activities	227	194

Cash Flows From Investing Activities:
Purchase of property and equipment	(355)	(414)
Cash paid for acquisition of Owosso Corporation, net of cash acquired of $99	(13,188)	—
Net proceeds from sale of Calibrator Business	50	149
Net cash used in investing activities	(13,493)	(265)

Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	4,078	—
Borrowings on term loans	8,250	—
Repayments on term loans	(1,233)	(550)
Repayments of capital lease obligations	(66)	—
Issuance of unregistered stock	1,000	—
Repayment on loan to Employee Stock Ownership Plan	45	—
Stock transactions under employee benefit stock plans	70	48
Net cash provided by (used in) financing activities	12,144	(502)

Effect of foreign exchange rate changes on cash	—	4

Net decrease in cash and cash equivalents	(1,122)	(569)

Cash and cash equivalents at beginning of period	1,960	1,955

Cash and cash equivalents at June 30	$838	$1,386

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$132	$125
Income taxes	$32	$142

See accompanying notes to financial statements

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Corporate Changes

On May 10, 2004, Allied Motion Technologies Inc. (the Company) completed the merger of Owosso Corporation and its sole operating subsidiary Stature Electric, Inc. located in Watertown, New York with a wholly owned subsidiary of the Company.  Stature manufactures fractional and integral horsepower motors, gear motors, and motor part sets. Significant markets for Stature include medical/healthcare, non-automotive transportation, industrial automation, material handling, and manufacturing machinery. Stature’s products are primarily sold to original equipment manufacturers throughout North America and in Europe.  See Note 9 for further information about the acquisition of Owosso.

2.             Basis of Preparation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.             Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2004	December 31, 2003
Parts and raw materials, net	$3,855	$2,205
Work-in process, net	1,566	1,006
Finished goods, net	1,161	656
	$6,582	$3,867

4.             Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost is reflected in net income.   Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”, (SFAS No. 123), the Company’s net income (loss) would have been adjusted to the following amounts (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Actual net income	$608	$302	$1,035	$153
Pro forma net income (loss)	$405	$161	$758	$(120)

Actual basic net income per share	$0.11	$0.06	$0.20	$0.03
Pro forma basic net income (loss) per share	$0.08	$0.03	$0.15	$(0.02)

Actual diluted net income per share	$0.10	$0.06	$0.18	$0.03
Pro forma diluted net income (loss) per share	$0.07	$0.03	$0.13	$(0.02)

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended June 30,	For the six months ended June 30,
	2004	2004	2003
Risk-free interest rate	2.9%	2.9%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years
Expected volatility	102.7%	102.7%	108.6%

The weighted average fair value of options granted, using the Black-Scholes option-pricing model, during the quarter ended June 30, 2004 was $3.46.  The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the six months ended June 30, 2004 and 2003 was $3.49 and $1.48, respectively.  The total fair value of options granted was $599,000 in the quarter ended June 30, 2004.  The total fair value of options granted was $696,000 and $246,000 in the six months ended June 30, 2004 and 2003, respectively.  These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.  There were no options granted during the quarter ended June 30, 2003.

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

5.             Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares and warrants outstanding and (2) if not anti-dilutive, the effect of stock options and warrants determined utilizing the treasury stock method.  Stock options to purchase 235,000 and 1,079,000 shares of common stock were excluded from the calculation of diluted loss per share for the quarters ended June 30, 2004 and 2003, respectively, since the results would have been anti-dilutive.  Stock options to purchase 251,000 and 1,079,000 shares of common stock were excluded from the calculation of diluted loss per share for the six months ended June 30, 2004 and 2003, respectively, since the results would have been anti-dilutive.

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

The Company operates in one segment which is the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision maker has been identified as the Office of the Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  Management believes material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying consolidated financial statements.

7.             Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$608	$302	$1,035	$153
Foreign currency translation adjustment	—	28	—	7
Comprehensive income	$608	$330	$1,035	$160

8.             Discontinued Operations

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

	For the six months ended June 30, 2003
Revenues	$159	(a)
Income from discontinued operations, net of taxes	$—

(a)   Includes two months of Calibrator Business revenues.

9.             Owosso Acquisition

On May 10, 2004, the Company completed the merger of Owosso Corporation, and its sole operating subsidiary Stature Electric, Inc. located in Watertown, New York, with a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004.  The consideration for the merger of $17.1 million consisted of $1 million of cash payable to Owosso’s preferred shareholders, $11.7 million of cash for Owosso’s debt, liabilities and transaction costs, $1.2 million in fees and expenses incurred by the Company, the issuance of 535,527 shares of the Company’s common stock (valued at $2,421,000) and the issuance of warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share (valued at $725,000) which were issued to Owosso’s preferred shareholders.  Of the total cash purchase price consideration of $13.9 million, $13.2 million has been paid as of June 30, 2004, with the remaining $690,000 included in accrued liabilities and other in the condensed consolidated balance sheet as of June 30, 2004.  Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004.   Allied Motion financed the cash portion of the acquisition price with existing cash, borrowings of $8.25 million under new term loan agreements and borrowings under its new revolving line-of-credit.    The Company acquired Owosso to further the Company’s strategy to expand its penetration into the motion control market.

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition. Certain asset values are being determined by third-party appraisals which have not been finalized.  As such, the purchase price allocation below is preliminary and subject to change.  The preliminary net purchase price allocation was as follows (in thousands):

Trade receivables	$2,058
Inventories	1,676
Prepaid expenses and other	427
Property, plant and equipment	6,954
Amortizable intangible assets	3,000
Goodwill	5,686
Accounts payable	(1,545)
Accrued liabilities and other current liabilities	(1,133)
Net purchase price	$17,123

The acquired goodwill and intangible assets are deductible for tax purposes.  The amortizable intangible assets are amortized as discussed in Note 10.

The accompanying condensed consolidated financial statements include the operating results of Stature Electric subsequent to May 10, 2004.

The following presents the Company’s unaudited pro forma financial information for the three and six months ended June 30, 2004 and 2003 after certain pro forma adjustments giving effect to the acquisition of Owosso Corporation as if it had occurred at January 1, 2003.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$17,846	$14,159	$33,616	$27,936
Gross margin	$4,082	$3,286	$7,825	$6,212
Operating income (loss)	$554	$354	$805	$(40)
Net income (loss)	$30	$104	$21	$(313)
Diluted net income (loss) per share	$0.00	$0.02	$0.00	$(0.06)

10.          Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheet are the following intangible assets (in thousands):

	June 30, 2004	December 31, 2003	Estimated Life
Goodwill	$10,899	$5,213
Amortizable intangible assets
Customer lists	4,480	1,930	8 years
Trade name	1,190	740	10 years
Accumulated amortization	(656)	(446)
Total intangible assets	5,013	2,224

Total goodwill and intangible assets	$15,913	$7,437

The change in goodwill from December 31, 2003 is due to the acquisition of Owosso (see note 9).  Amortization expense for intangible assets for the quarters and six months ended June 30, 2004 and 2003 were $131,000, $79,000, $210,000 and $157,000, respectively.  The estimated amortization expense is $320,000 for the six-month period ended December 31, 2004 and $640,000 in each of the years 2005 through 2009.

11.          Debt Obligations

On May 10, 2004, in relation to the acquisition of Owosso Corporation, the Company repaid its existing borrowings and obtained new term loans and entered into a new revolving line-of-credit agreement with PNC Bank and Silicon Valley Bank.   Debt obligations consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)	(In thousands)
Term loan payable to bank in monthly installments of $90,278 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	$3,160	$—
Term loan payable to bank in monthly installments of $59,360 plus interest at 5.5%, plus balloon payment of $2,863,000, due in May 2007, secured by buildings, machinery and equipment	4,940	—
Term loan payable to bank in monthly installments of $41,667 plus interest at 8.38%, paid in May 2004	—	1,083
Revolving line-of-credit	4,828	750
Total	12,928	1,833
Less current maturities	(6,623)	(1,833)
Long-term debt obligations	$6,305	$—

Under the new revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 80% of eligible trade accounts receivable and 50% of eligible inventory, as defined in the Agreement.  At June 30, 2004, the amount available to borrow under the line-of-credit was $2,869,000.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the banks’ prime rates plus 1% (5.25% effective July 1, 2004).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability.  At June 30, 2004, the Company was in compliance with all covenants.

12.          Restructuring Charges

Restructuring charges recorded in the quarter and six months ended June 30, 2003 include the costs associated with the Company’s strategy of reducing its facility requirements.  These charges consist of costs that are incremental to the Company’s ongoing operations and are primarily associated with workforce reductions.

13.          Pension and Postretirement Welfare Plans

Pension Plan

Motor Products, a wholly owned subsidiary of the Company, has a defined benefit pension plan covering substantially all of its hourly union employees.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Service cost	$29	$29	$49	$55
Interest cost on projected benefit obligations	50	64	95	122
Expected return on assets	(79)	(83)	(137)	(158)
Amortization of gain	(3)	—	(3)	—
Net periodic pension expense (credit)	$(3)	$10	$4	$19

The Company does not expect to contribute to the pension plan in 2004.

Postretirement Welfare Plan

Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products.  The plan is funded on a pay-as-you-go basis.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Service cost	$16	$14	$26	$31
Interest cost	30	28	50	63
Amortization of gain	—	(1)	(1)	(2)
Net periodic postretirement costs	$46	$41	$75	$92

The Company expects to contribute approximately $85,000 to the postretirement welfare plan during 2004.

14.          Subsequent Events

On July 22, 2004, the Company signed an agreement to acquire Precision Motor Technology B.V. (Premotec) located in Dordrecht, the Netherlands.  The purchase price is approximately EUR 3.75 million (U.S. $4.5 million) consisting of a combination of cash and shares of common stock of the Company.  The Company has received a commitment from a bank in the Netherlands to provide a term loan for the acquisition plus a post closing working capital line of credit for EUR 2.5 million of the purchase price.  The closing is scheduled for the third quarter of 2004.

Item 2.    Management’s Discussion and Analysis of Operating Results and Financial Condition

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

As of June 30, 2004, four companies formed the core of Allied Motion.  The companies, Emoteq, Computer Optical Products, Motor Products and Stature Electric offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

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

Motor Products Corporation in Owosso, Michigan supplies fractional horsepower DC motors to original equipment manufacturers in a myriad of industries.  Allied Motion acquired Motor Products in July 2002 to further the Company’s strategy to become a leading supplier in the motion industry.  Motor Products specializes in the design of custom brush DC motors for specific customer applications, and supplies them with uniformly high quality in quantities ranging from tens to the tens of thousands.   Motor Products motors are in use worldwide in commercial and industrial applications in HVAC and heat-transfer systems, fans and blowers, pumps, electro-mechanical actuators, and both over-the-road trucks and buses and off-road vehicles.

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

The consideration for the merger of $17.1 million consisted of the issuance of 535,527 shares of Allied Motion common stock (valued at $2,421,000) representing 8% of the outstanding shares of the Company after the merger, $1 million of cash payable to Owosso’s preferred shareholders, $11.7 million of cash to settle the remainder of Owosso’s debt and liabilities at closing and $1.2 million in fees and expenses incurred by the Company.  Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004. In addition, warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share (valued at $725,000) were issued to Owosso’s preferred shareholders.  The Company filed a registration statement on Form S-4 that became effective on March 29, 2004 related to the common stock and warrants issued in connection with the acquisition.  Allied Motion borrowed $8.25 million under new term loan agreements and received a commitment from PNC Business Credit and Silicon Valley Bank for up to $10.5 million under a new revolving credit facility for the acquisition and for working capital needs.

On July 22, 2004, the Company signed an agreement to acquire Precision Motor Technology B.V. (Premotec) located in Dordrecht, the Netherlands.  The purchase price is approximately EUR 3.75 million (U.S. $4.5 million) consisting of a combination of cash and shares of common stock of Allied Motion.  Allied Motion has received a commitment from a bank in the Netherlands to provide a term loan for the acquisition plus a post closing working capital line of credit for EUR 2.5 million of the purchase price.  The closing is scheduled for the third quarter of 2004.

Premotec has been manufacturing small precision electric motors for more than thirty years which utilize four different motor technologies: Brushless DC, Coreless DC, Iron Core DC, and Permanent Magnet Stepper and Synchronous motors, and also offers a range of reduction gearboxes tailored to a number of these motors.  The products are manufactured at Premotec’s facility in the Netherlands and at a contract manufacturing facility in Eastern Europe.  Premotec’s products are sold to OEM customers in Europe and the United States and through distributors to smaller OEM’s in almost all countries of the EEC.  The products are used in a wide variety of industrial, professional and medical applications, such as fuel injection systems, bar code readers, laser scanning equipment, HVAC actuators, dialysis equipment, industrial ink jet printers, waste water treatment, cash dispensers, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

Strategy Overview

Allied Motion’s Strategic Plan is to leverage our superior expertise in the integration of electro-magnetic and other enabling technologies to address growth oriented motion applications with the most compact, differentiated products, systems, and/or solutions that provide added value for our customers.  Our intent is to be the recognized leader of motion solutions in market segments where we will enhance our position through the implementation of Allied’s Systematic Tools (AST) to drive continuous improvement in quality, cost, delivery and growth.  We will concentrate in geographic markets where our technical support provides an additional competitive advantage.

Allied Motion continues to make progress in implementing our corporate strategy.  To ensure the implementation of all of our critical issues that are necessary to accomplish our overall strategy, we utilize a formal process, called Strategy Deployment, in each Allied Motion operation.  The Strategy Deployment process includes the development of action plans and a rigorous and regular implementation review process to ensure we achieve the objectives of our Strategic Plan.

The Company is continuing its recruitment efforts for various engineering and sales and marketing positions to enhance its ability to increase sales in the future. The overhead cost reductions and the parallel recruitment efforts are consistent with improving our “Areas of Excellence” and the redeployment of resources in support of our strategy.  Key resources have been added in electrical design, mechanical design and in applied marketing and it is our belief these key resources will allow us to accelerate our current product re-design as well as our new product development efforts. We fully expect our recruiting efforts to result in cost effective and innovative new designs and solutions that will provide us with the technology platform to obtain a leadership position in our served market segments.

The Company’s sales team is focused on selected vertical target market segments to achieve a much better understanding of these markets, and through continuous emphasis on our applications expertise we will continue to provide improved support for our customers which we believe should contribute to the Company’s growth in sales and profitability.

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

Operating Results

Quarter Ended June 30, 2004 compared to Quarter Ended June 30, 2003

NET INCOME  The Company had net income of $608,000 or $.10 per diluted share for the second quarter 2004 compared to net income of $302,000 or $.06 per diluted share for the same quarter last year.  Included in net income for the quarter ended June 30, 2004 are results related to Stature Electric from the date of acquisition on May 10, 2004.

REVENUES  Revenues were $15,104,000 in the quarter ended June 30, 2004 compared to $9,736,000 for the quarter ended June 30, 2003.  Included in revenues for the quarter ended June 30, 2004 are results related to Stature Electric from the date of acquisition on May 10, 2004.  Of this 55% increase in revenues, 29% came from the Company’s existing businesses and 26% came from Stature’s incremental revenues.  The increases in our existing businesses are due to the general economic improvement in the business sectors our customers operate in.  The semiconductor, construction equipment, marine and truck markets experienced the largest percentage increases.  In addition, the Company has realigned its sales team to focus on selected vertical target market segments to achieve a much better understanding of these markets, which has contributed to the Company’s growth in sales.

ORDER BACKLOG  At June 30, 2004, order backlog was $22,023,000, including Stature. On a pro forma basis, including backlog for Stature at the quarter ended June 20, 2003, backlog is up 21% over the same time last year.

GROSS MARGINS  Gross margin as a percentage of revenues increased to 27% for the quarter ended June 30, 2004 from 26% for the same quarter last year.  This improvement in margins reflect both the improvement the Company is realizing from improved manufacturing efficiencies through the implementation of its lean manufacturing process and from continued cost reduction efforts to reduce overhead costs and expenses.

SELLING EXPENSES   Selling expenses in the second quarter were $650,000 compared to $462,000 for the second quarter last year.  This increase is primarily due to the impact of acquiring Stature and increased investment in sales and marketing strategic development efforts, target marketing and image development activities.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses were $1,417,000 in the quarter ended June 30, 2004 compared to $998,000 in the quarter ended June 30, 2003.  This increase is due primarily to a $397,000 increase in incentive bonus expense.

ENGINEERING AND DEVELOPMENT EXPENSES  Engineering and development expenses were $712,000 in the second quarter and $448,000 in the same quarter last year.  This increase was primarily due to the impact of acquiring Stature and increases in product development efforts including additional personnel costs in design and applications engineers.

AMORTIZATION  Amortization expense was $131,000 in the quarter ended June 30, 2004 and $79,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products and Stature acquisitions.

RESTRUCTURING CHARGE  Restructuring charges were zero and $23,000 for the quarters ended June 30, 2004 and 2003, respectively.  The restructuring expense in the second quarter last year relates to the consolidation of the Company’s manufacturing facilities and is primarily severance costs arising from workforce reductions.

INTEREST EXPENSE  Interest expense for the second quarter ended June 30, 2004 was $142,000 compared to $61,000 in the quarter ended June 30, 2003.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisition of Stature.

INCOME TAXES  Provision for income taxes was $382,000 for the second quarter this year compared to $164,000 in the second quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state tax rates.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

NET INCOME  The Company had net income of $1,035,000 or $.18 per diluted share for the first six months of 2004 compared to net income of $153,000 or $.03 per diluted share for the same six months last year.  Included in net income for the six months ended June 30, 2004 are results related to Stature Electric from the date of acquisition on May 10, 2004.

During the first six months last year, the Company sold its Calibrator Business.  In accordance with SFAS No. 144, the business is presented as a discontinued operation, however results of operations for the discontinued business were zero and no gain or loss from the sale was recorded due to a writedown of the carrying value of the business to its estimated fair value at September 30, 2002.

REVENUES  Revenues were $26,352,000 in the six months ended June 30, 2004 compared to $18,912,000 for the six months ended June 30, 2003.  Included in revenues for the six months ended June 30, 2004 are results related to Stature Electric from the date of acquisition on May 10, 2004.  Of this 39% increase in revenues over last year, 26% came from the Company’s existing businesses and 13% came from Stature’s incremental revenues.   The increases in our existing businesses are due to the general economic improvement in the business sectors our customers operate in.  The semiconductor, construction equipment, marine and truck markets experienced the largest percentage increases.  In addition, the Company has realigned its sales team to focus on selected vertical target market segments to achieve a much better understanding of these markets, which has contributed to the Company’s growth in sales.

GROSS MARGINS  Gross margin as a percentage of revenues increased to 27% for the six months ended June 30, 2004 from 25% for the same period last year.  This improvement in margins reflect both the improvement the Company is realizing from improved manufacturing efficiencies through the implementation of its lean manufacturing process and from continued cost reduction efforts to reduce overhead costs and expenses.

SELLING EXPENSES  Selling expenses in the first six months were $1,156,000 compared to $926,000 for the first six months last year.  This increase is due to the impact of acquiring Stature and increased investment in sales and marketing strategic development efforts, target marketing and image development activities.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses were $2,637,000 in the six months ended June 30, 2004 compared to $2,308,000 in the six months ended June 30, 2003.  This increase is primarily due to a $422,000 increase in incentive bonus expense partially offset by a reduction in administrative costs resulting from the Company’s cost reduction efforts.

ENGINEERING AND DEVELOPMENT EXPENSES  Engineering and development expenses were $1,222,000 in the six months and $889,000 in the same six months last year.  This increase was primarily due to the impact of acquiring Stature and increases in product development efforts including additional personnel costs in design and applications engineers.

AMORTIZATION  Amortization expense was $210,000 in the six months ended June 30, 2004 and $157,000 in the same six months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products and Stature acquisitions.

RESTRUCTURING CHARGE  Restructuring charges were zero and $140,000 for the six months ended June 30, 2004 and 2003, respectively.  The restructuring expense in the first six months last year relates to the consolidation of the Company’s manufacturing facilities and is primarily severance costs arising from workforce reductions.

INTEREST EXPENSE  Interest expense for the six months ended June 30, 2004 was $182,000 compared to $125,000 in the six months ended June 30, 2003.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisition of Stature.

INCOME TAXES  Provision for income taxes was $650,000 for the first six months this year compared to $68,000 in the same six months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state tax rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $1,122,000 during the six months to $838,000 at June 30, 2004.  The decrease compares to a decrease of $569,000 in the same period last year.

Net cash provided by operating activities was $227,000 for the six months ended June 30, 2004 compared to cash provided by operating activities of $194,000 for the six months ended June 30, 2003.  The increase was due to an improvement in net income offset by larger uses of working capital primarily to finance receivables and inventory.

Net cash used in investing activities was $13,493,000 and $265,000 for the six months ended June 30, 2004 and 2003, respectively.  During the first six months this year, the Company paid $13,188,000 related to the acquisition of Owosso Corporation.  In the six months ended June 30, 2004 and 2003, the Company received net proceeds from the sale of the Calibrator Business of $50,000 and $149,000, respectively.  Purchases of property and equipment were $355,000 and $414,000 in the six months ended June 30, 2004 and 2003, respectively.

Net cash provided by financing activities was $12,144,000 for the six months ended June 30, 2004 compared to net cash used of $502,000 for the six months ended June 30, 2003.  In the six months ended June 30 2004, the Company had net borrowings on lines-of-credit of $4,078,000 compared to zero in the same period last year.  The Company borrowed $8,250,000 under new term loan agreements during the six months ended June 30, 2004 compared to zero borrowings in the first six months of last year.  The Company repaid $1,233,000 and $550,000 on term loans during the six months ended June 30, 2004 and 2003, respectively.  In June 2004, Allied Motion issued 198,177 shares of common stock under the terms of a Stock Purchase Agreement.  The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert and members of his immediate family.  The aggregate purchase price for the shares was $1.0 million representing the fair market value of the stock at the time the Company received the purchase price.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facility.  On May 10, 2004, in relation to the acquisition of Owosso Corporation, the Company repaid its existing borrowings and obtained $8.25 million of new term loans and entered into a new revolving line-of-credit agreement with PNC Bank and Silicon Valley Bank.  As of June 30, 2004, the Company had $2,869,000 available on the line-of-credit.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its line-of-credit.  Any lack of availability of this facility could have a material adverse impact on the Company’s liquidity position.

See Note 11 of the Condensed Consolidated Financial Statements for further information on the Company’s debt obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures are directly related to its normal operating and funding activities.  Historically, and as of June 30, 2004, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

The interest payable on the Company’s line-of-credit is variable based on the prime rate, and, therefore, affected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $98,000 annually.

Foreign Currency Risk

After July 29, 2002, upon the sale of the Power and Process Business, the Company had one wholly-owned subsidiary located in England, but during year 2003, this subsidiary was merged into its parent company located in the United States and therefore, the Company currently has no foreign currency risk.  Historically sales from this operation were typically denominated in British Pounds, thereby creating exposures to changes in exchange rates.  The Company does not believe that reasonably possible near-term changes in exchange rates would result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, chose not to enter into foreign currency hedging instruments.

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2004 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any significant changes in the Company’s internal controls over financial reporting during the quarter or six months ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c)     Recent Sales of Unregistered Securities

In June 2004, Allied Motion issued 198,177 shares of its no par value common stock under the terms of a Stock Purchase Agreement.  The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert and members of his immediate family.  The aggregate purchase price for the shares was $1.0 million representing the fair market value of the stock at the time the Company received the purchase price.  The purchase and sale of these shares of common stock was exempt from securities registration under Section 4(2) of the Securities Act of 1933, as amended.

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

(b)     Reports on Form 8-K

On April 22, 2004, the Company filed Form 8-K to report the issuance of a press release dated April 22, 2004 to report the results of operations for the first quarter ended March 31, 2004.

On May 10, 2004, the Company filed Form 8-K to report the issuance of a press release dated May 10, 2004 to announce the completion of the merger of Owosso Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 16, 2004	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer