Form 10-Q
period 2004-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2004-11-15
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
September 30, 2004	0-4041
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

Number of Shares of the only class of Common Stock outstanding:  6,054,293 as of November 1, 2004

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$926	$1,960
Trade receivables, net of allowance for doubtful accounts of $103 and $106 at September 30, 2004 and December 31, 2003, respectively	11,492	5,971
Inventories, net	8,506	3,867
Deferred income taxes	567	1,247
Prepaid expenses and other	700	592
Total Current Assets	22,191	13,637
Property, plant and equipment, net	13,886	6,423
Goodwill and intangible assets	19,399	7,437
Total Assets	$55,476	$27,497

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$180	$134
Current maturities of debt obligations	8,558	1,833
Accounts payable	5,477	2,230
Accrued liabilities and other	5,824	3,504
Total Current Liabilities	20,039	7,701
Long-term capital lease obligations, net of current portion	282	345
Debt obligations, net of current portion	7,427	—
Deferred income taxes	1,229	430
Pension and post-retirement obligations and other liabilities	3,064	2,962
Total Liabilities	32,041	11,438

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,055 and 5,021 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	14,073	8,383
Loan receivable from Employee Stock Ownership Plan	(155)	(200)
Retained earnings	9,444	7,797
Cumulative translation adjustments	73	79
Total Stockholders’ Investment	23,435	16,059
Total Liabilities and Stockholders’ Investment	$55,476	$27,497

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues	$18,042	$9,838	$44,394	$28,750
Cost of products sold	13,479	7,546	32,720	21,702
Gross margin	4,563	2,292	11,674	7,048

Operating costs and expenses:
Selling	671	514	1,827	1,512
General and administrative	1,687	996	4,324	3,232
Engineering and development	803	485	2,025	1,374
Amortization of intangible assets	182	79	392	236
Restructuring charges	—	—	—	140
Total operating costs and expenses	3,343	2,074	8,568	6,494
Operating income	1,220	218	3,106	554

Other income (expense), net:
Interest expense	(229)	(57)	(411)	(182)
Other income (expense), net	(6)	(8)	(25)	2
Total other expense, net	(235)	(65)	(436)	(180)
Income before income taxes	985	153	2,670	374
Benefit (provision) for income taxes	(373)	250	(1,023)	182

Net income	$612	$403	$1,647	$556

Basic net income per share:
Net income per share	$0.10	$0.08	$0.30	$0.11
Basic weighted average common shares	5,907	5,001	5,421	4,901

Diluted net income per share:
Net income per share	$0.09	$0.08	$0.27	$0.11
Diluted weighted average common shares	6,681	5,122	6,024	4,963

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,647	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,625	977
Provision (credit) for doubtful accounts	—	15
Provision for obsolete inventory	186	287
Deferred income taxes	902	8
Other	147	8
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in -
Trade receivables	(2,810)	(796)
Inventories	(1,394)	321
Prepaid expenses and other	435	(354)
Increase (decrease) in -
Accounts payable	720	(523)
Accrued liabilities and other	(314)	47
Net cash provided by operating activities	1,144	546

Cash Flows From Investing Activities:
Purchase of property and equipment	(653)	(547)
Cash paid for acquisition of Owosso Corporation, net of cash acquired of $99	(13,563)	—
Cash paid for Premotec, net of cash acquired of $82	(3,135)	—
Proceeds from sale of Power and Process Business	—	500
Net proceeds from sale of Calibrator Business	50	149
Net cash provided by (used in) investing activities	(17,301)	102

Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	5,605	—
Borrowings on term loans	10,193	—
Repayments on term loans	(1,682)	(1,175)
Repayments of capital lease obligations	(103)	—
Issuance of unregistered stock	1,000	—
Repayment on loan to Employee Stock Ownership Plan	45	—
Stock transactions under employee benefit stock plans	63	49
Net cash provided by (used in) financing activities	15,121	(1,126)

Effect of foreign exchange rate changes on cash	2	13

Net decrease in cash and cash equivalents	(1,034)	(465)

Cash and cash equivalents at beginning of period	1,960	1,955

Cash and cash equivalents at September 30	$926	$1,490

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$331	$182
Income taxes	$32	$140

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

On August 23, 2004, the Company completed the acquisition of Premotec Beheer B.V. (Beheer) and its wholly owned, sole operating subsidiary, Precision Motor Technology B.V. (Premotec), located in Dordrecht, The Netherlands from Premotec Holding B.V., all limited liability companies incorporated in The Netherlands.  Premotec has been manufacturing small precision electric motors for more than thirty years.  The products are manufactured at its facility in The Netherlands and at a contract manufacturing facility in Eastern Europe and are sold to original equipment manufacturers (OEM) in Europe and the United States and through distributors to smaller OEM’s in many countries of the European Economic Community.  Premotec’s products are used in a wide variety of industrial, professional and medical applications, such as fuel injection systems, high-density digital tape drives, bar code readers, laser scanning equipment, dialysis equipment, industrial ink jet printers, waste water treatment, cash dispensers, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment, studio television cameras and optical disc drives for the computer industry.  See Note 10 for further information about the acquisition of Premotec.

2.                                      Basis of Preparation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates.  Revenues and expenses are translated at average rates prevailing during the period.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date.  The resulting translation adjustments are included in the cumulative translation adjustment component of stockholders’ investment in the accompanying consolidated balance sheets.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

3.                                      Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2004	December 31, 2003
Parts and raw materials, net	$5,653	$2,205
Work-in process, net	1,546	1,006
Finished goods, net	1,307	656
	$8,506	$3,867

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Actual net income	$612	$403	$1,647	$556
Pro forma net income	$321	$256	$1,079	$121

Actual basic net income per share	$0.10	$0.08	$0.30	$0.11
Pro forma basic net income per share	$0.05	$0.05	$0.20	$0 .02

Actual diluted net income per share	$0.09	$0.08	$0.27	$0.11
Pro forma diluted net income per share	$0.05	$0.05	$0.18	$0.02

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.9%	3.9%	2.9%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	102.7%	108.6%	102.7%	108.6%

The weighted average fair value of options granted, using the Black-Scholes option-pricing model, during the quarters ended September 30, 2004 and 2003 was $5.15 and $1.84, respectively.  The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during the nine months ended September 30, 2004 and 2003 was $3.85 and $1.49, respectively.  The total fair value of options granted was $288,000 and $9,200 in the quarters ended September 30, 2004 and 2003, respectively.  The total fair value of options granted was $984,000 and $255,000 in the nine months ended September 30, 2004 and 2003, respectively.  These amounts are being amortized ratably over the vesting periods of the options for purposes of this disclosure.

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

5.                                      Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares and warrants outstanding and (2) if not anti-dilutive, the effect of stock options and warrants determined utilizing the treasury stock method.  Stock options to purchase 123,000 and 738,000 shares of common stock were excluded from the calculation of diluted loss per share for the quarters ended September 30, 2004 and 2003, respectively, since the results would have been anti-dilutive.  Stock options to purchase 94,000 and 775,000 shares of common stock were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2004 and 2003, respectively, since the results would have been anti-dilutive.

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

During the quarters and nine months ended September 30, 2004 and 2003, no single customer accounted for more than 10% of total revenues or accounts receivable.

The following table summarizes the Company’s revenues in different geographical locations based on product shipment destinations:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
United States	$14,609	$7,143	$36,459	$22,293
Foreign Countries	3,433	2,695	7,935	6,457
Total	$18,042	$9,838	$44,394	$28,750

7.                                      Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$612	$403	$1,647	$556
Foreign currency translation adjustment	(6)	6	(6)	13
Comprehensive income	$606	$409	$1,641	$569

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

	For the nine months ended September 30, 2003
Revenues	$159	(a)
Income from discontinued operations, net of taxes	$—

(a)          Includes two months of Calibrator Business revenues.

9.                                      Owosso Acquisition

On May 10, 2004, the Company completed the merger of Owosso Corporation, and its sole operating subsidiary Stature Electric, Inc. located in Watertown, New York, with a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004.  The consideration for the merger of $17.1 million consisted of $1 million of cash payable to Owosso’s preferred shareholders, $11.7 million of cash for Owosso’s debt, liabilities and transaction costs, $1.2 million in fees and expenses incurred by the Company, the issuance of 535,527 shares of the Company’s common stock (valued at $2,421,000) and the issuance of warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share (valued at $725,000) which were issued to Owosso’s preferred shareholders.  Of the total cash purchase price consideration of $13.9 million, $13.6 million has been paid as of September 30, 2004, with the remaining $300,000 included in accrued liabilities and other in the condensed consolidated balance sheet as of September 30, 2004.  Additional subordinated notes for up to $500,000 may be issued by Allied Motion effective January 1, 2005 payable over five years if Stature achieves certain revenue levels in 2004.   Allied Motion financed the cash portion of the acquisition price with existing cash, borrowings of $8.25 million under new term loan agreements and borrowings under its new revolving line-of-credit.  The Company acquired Owosso to further the Company’s strategy to expand its penetration into the motion control market.

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

Cash	$99
Trade receivables	2,058
Inventories	1,676
Prepaid expenses and other	328
Property, plant and equipment	6,954
Amortizable intangible assets	3,000
Goodwill	5,686
Accounts payable	(1,545)
Accrued liabilities and other current liabilities	(1,133)
Net purchase price	$17,123

The amortization of acquired goodwill and intangible assets are deductible for tax purposes.  The amortizable intangible assets are amortized as discussed in Note 11.

The accompanying condensed consolidated financial statements include the operating results of Stature Electric subsequent to May 10, 2004.

The following presents the Company’s unaudited pro forma financial information for the three months ended September 30, 2003 and nine months ended September 30, 2004 and 2003 after certain pro forma adjustments giving effect to the acquisition of Owosso Corporation as if it had occurred at January 1, 2003.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

	For the three months ended September 30, 2003	For the nine months ended September 30,
		2004	2003
Revenues	$14,237	$51,658	$42,173
Gross margin	$2,984	$12,388	$9,196
Operating income (loss)	$137	$2,025	$97
Net income (loss)	$255	$633	$(58)
Diluted net income (loss) per share	$05	$.09	$(.01)

10.                               Premotec Acquisition

On August 23, 2004, the Company completed the acquisition of Premotec Beheer B.V. (Beheer) and its wholly owned, sole operating subsidiary, Precision Motor Technology B.V. (Premotec), located in Dordrecht, The Netherlands from Premotec Holding B.V., all limited liability companies incorporated in The Netherlands, pursuant to the Stock Purchase Agreement dated July 23, 2004.  Neither the companies acquired nor the seller are related to the Company, and there is no material relationship between those companies and the Company, other than in respect of this acquisition.  The purchase price was EUR 3.75 million plus expenses (approximately $5 million total purchase price).  The cash portion of the consideration of EUR 2.5 million (U.S. $3.1 million) was funded by a term loan, a line of credit and an overdraft facility from a Netherlands bank and is discussed more thoroughly in Note 12 below.  The remaining portion of the consideration of EUR 1.25 million (U.S. $1.5 million) was funded by the issue of 263,231 shares of the Company’s common stock to the seller, Premotec Holding B.V., under the terms of the Stock Purchase Agreement.  The expenses are being funded from the Company’s cash balances and amounts available under the lines of credit.

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

Cash	$82
Trade receivables	649
Inventories	1,759
Prepaid expenses and other	426
Property, plant and equipment	1,232
Amortizable intangible assets	985
Goodwill	2,695
Accounts payable	(1,142)
Accrued liabilities and other current liabilities	(1,045)
Long term capital lease obligations	(47)
Deferred income taxes	(594)
Net purchase price	$5,000

The amortization of acquired goodwill and intangible assets are non-deductible for tax purposes.  The amortizable intangible assets are amortized as discussed in Note 11.

11.                               Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following intangible assets (in thousands):

	September 30, 2004	December 31, 2003	Estimated Life
Goodwill	$13,586	$5,213
Amortizable intangible assets
Customer relationships	4,011	1,930	8 years
Trade names	1,410	740	10 years
Product designs and technology	1,230	—	8 years
Accumulated amortization	(838)	(446)
Total intangible assets	5,813	2,224

Total goodwill and intangible assets	$19,399	$7,437

The value of intangible assets acquired in the Owosso and Premotec acquisitions are being determined by third-party appraisals which have not been finalized.  As such, the goodwill and intangible asset values indicated above are subject to change.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of December 31, 2003	$5,213
Goodwill resulting from acquisition of Owosso	5,686
Goodwill resulting from acquisition of Premotec	2,695
Effect of foreign currency translation	(8)
Balance as of September 30, 2004	$13,586

The change in goodwill from December 31, 2003 is due to the acquisition of Owosso (see note 9) and Premotec (see note 10).  Amortization expense for intangible assets was $182,000 and $79,000 for the quarters ended September 30, 2004 and 2003, respectively.  Amortization expense for intangible assets was $392,000 and $236,000 for the nine months ended September 30, 2004 and 2003, respectively.  The estimated amortization expense is $200,000 for the three-month period ended December 31, 2004 and $800,000 in each of the years 2005 through 2009.  These estimates may change subject to the completion of the fair market value appraisals currently in process.

12.                               Debt Obligations

In relation to the acquisitions of Owosso Corporation and Premotec, the Company repaid its existing borrowings and obtained new term loans and entered into new revolving line-of-credit agreements.  Debt obligations consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)	(In thousands)
Term loan payable to bank in monthly installments of $90,278 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	$2,889	$—
Term loan payable to bank in monthly installments of $59,360 plus interest at the bank’s prime rate plus 0.75% (5.5% as of September 30, 2004), plus balloon payment of $2,863,000, due in May 2007, secured by buildings, machinery and equipment	4,763	—
Term loan payable to bank in monthly installments of $41,667 plus interest at 8.38%, paid in May 2004	—	1,083
Term loan payable to bank in quarterly installments of € 80,000 ($98,000 at September 30, 2004 exchange rate) plus interest at 4.79% until August, 2005, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Beheer shares	1,964	—
Bank overdraft facility	612	—
Domestic revolving line-of-credit (A)	4,929	750
Foreign revolving line-of-credit (B)	828	—
Total	15,985	1,833
Less current maturities	(8,558)	(1,833)
Long-term debt obligations	$7,427	$—

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 80% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the banks’ prime rates plus 1% (5.75% as of September 30, 2004).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability.  As of September 30, 2004, the Company was in compliance with such covenants.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 80% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (currently 4.75%).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.

13.                               Restructuring Charges

Restructuring charges recorded in the nine months ended September 30, 2003 include the costs associated with the Company’s strategy of reducing its facility requirements and implementing lean manufacturing initiatives.  These charges consist of costs that are incremental to the Company’s ongoing operations and are primarily associated with workforce reductions.

14.                                 Pension and Postretirement Welfare Plans

Pension Plan

Motor Products, a wholly owned subsidiary of the Company, has a defined benefit pension plan covering substantially all of its hourly union employees.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Service cost	$24	$20	$73	$75
Interest cost on projected benefit obligations	47	45	142	167
Expected return on assets	(68)	(58)	(206)	(216)
Amortization of gain	(3)	—	(5)	—
Net periodic pension expense	$—	$7	$4	$26

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

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Service cost	$15	$15	$41	$46
Interest cost	29	28	79	91
Amortization of gain	—	(2)	(1)	(4)
Net periodic postretirement costs	$44	$41	$119	$133

The Company contributed $59,000 to the postretirement welfare plan during the nine months ended September 30, 2004.  The Company expects to contribute a total of approximately $80,000 to the postretirement welfare plan during 2004.

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

As of September 30, 2004, five companies formed the core of Allied Motion.  The companies, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

Emoteq Corporation in Tulsa, Oklahoma develops and manufactures advanced servo motor and drive solutions.  Emoteq’s products are at work in precision equipment applications around the world from semiconductor manufacturing equipment to fuel cell powered vehicles to high performance target tracking systems.

Computer Optical Products (COPI) in Chatsworth, California solves difficult feedback application problems with innovative optical encoder solutions.  Combining their considerable expertise in mechanical, optical, and electronic technologies, COPI’s engineers have developed unique encoding solutions for numerous and diverse applications from pre-press imaging equipment to missile seeker heads. Integrating its custom high resolution sine-cosine optical encoders with customers’ motor actuators is a particular strength of the company.

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

On August 23, 2004, the Company completed the acquisition of Precision Motor Technology B.V. (Premotec) located in Dordrecht, The Netherlands.  The purchase price was EUR 3.75 million plus expenses (approximately $5 million total purchase price).  The cash portion of the consideration of EUR 2.5 million (U.S. $3.1 million) was funded by a term loan, a line of credit and an overdraft facility from a Netherlands bank.  The remaining portion of the consideration of EUR 1.25 million (U.S. $1.5 million) was funded by the issue of 263,231 shares of the Company’s common stock to the seller, Premotec Holding B.V., under the terms of the Stock Purchase Agreement.

Premotec has been manufacturing small precision electric motors for more than thirty years which utilize four different motor technologies: Brushless DC, Coreless DC, Iron Core DC, and Permanent Magnet

Stepper and Synchronous motors, and also offers a range of reduction gearboxes tailored to a number of these motors.  The products are manufactured at Premotec’s facility in The Netherlands and at a contract manufacturing facility in Eastern Europe.  Premotec’s products are sold to OEM customers in Europe and the United States and through distributors to smaller OEM’s in almost all countries of the European Economic Community.  The products are used in a wide variety of industrial, professional and medical applications, such as fuel injection systems, bar code readers, laser scanning equipment, HVAC actuators, dialysis equipment, industrial ink jet printers, waste water treatment, cash dispensers, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

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

Operating Results

Quarter Ended September 30, 2004 compared to Quarter Ended September 30, 2003

NET INCOME                    The Company had net income of $612,000 or $.09 per diluted share for the third quarter 2004 compared to net income of $403,000 or $.08 per diluted share for the same quarter last year.  Included in net income for the quarter ended September 30, 2004 are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively.

REVENUES                                  Revenues were $18,042,000 for the quarter ended September 30, 2004 compared to $9,838,000 for the quarter ended September 30, 2003.  Included in revenues for the quarter ended September 30, 2004 are results related to Stature Electric and Premotec from the date of acquisition on May 10, 2004 and August 23, 2004, respectively.  Of this 83% increase in revenues, 19% came from the Company’s existing businesses and 64% came from Stature’s and Premotec’s incremental revenues.  The increases in our existing businesses are due to the general economic improvement in the business sectors our customers operate in.  The construction equipment, marine and truck markets as well as industrial tools, power transmission and pumps experienced the largest percentage increases.  In addition, the Company has realigned its sales team to focus on selected vertical target market segments to achieve a much better understanding of these markets, which has contributed to the Company’s growth in sales.

ORDER BACKLOG    At September 30, 2004, order backlog was $22,764,000, including Stature and Premotec. On a pro forma basis, including backlog for Stature and Premotec at the quarter ended September 30, 2003, backlog is up 6% over the same time last year.

GROSS MARGINS    Gross margin as a percentage of revenues increased to 25% for the quarter ended September 30, 2004 from 23% for the same quarter last year.  This improvement in margins reflect both the improvement the Company is realizing from improved manufacturing efficiencies through the implementation of its lean manufacturing process and from continued cost reduction efforts to reduce overhead costs and expenses.

SELLING EXPENSES   Selling expenses in the third quarter were $671,000 compared to $514,000 for the third quarter last year.  This increase is primarily due to the impact of acquiring Stature and Premotec and increased investment in sales and marketing strategic development efforts, target marketing and image development activities.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,687,000 in the quarter ended September 30, 2004 compared to $996,000 in the quarter ended September 30, 2003.  This increase is due primarily to a $296,000 increase in incentive bonus expense and the impact of acquiring Stature and Premotec.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $803,000 in the third quarter and $485,000 in the same quarter last year.  This increase was primarily due to the impact of acquiring Stature and Premotec and increases in product development efforts including additional personnel costs in design and applications engineers.

AMORTIZATION                                             Amortization expense was $182,000 in the quarter ended September 30, 2004 and $79,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the third quarter ended September 30, 2004 was $229,000 compared to $57,000 in the quarter ended September 30, 2003.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

INCOME TAXES   Provision for income taxes was $373,000 for the third quarter this year compared to a benefit of $250,000 in the third quarter last year.  Last year’s amount includes a $298,000 benefit related to the realization of a prior year state income tax refund.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state tax rates.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

NET INCOME                    The Company had net income of $1,647,000 or $.27 per diluted share for the first nine months of 2004 compared to net income of $556,000 or $.11 per diluted share for the same nine months last year.  Included in net income for the nine months ended September 30, 2004 are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively.

During the first nine months last year, the Company sold its Calibrator Business.  In accordance with SFAS No. 144, the business is presented as a discontinued operation, however results of operations for the discontinued business were zero and no gain or loss from the sale was recorded due to a writedown of the carrying value of the business to its estimated fair value at September 30, 2002.

REVENUES                                  Revenues were $44,394,000 in the nine months ended September 30, 2004 compared to $28,750,000 for the nine months ended September 30, 2003.  Included in revenues for the nine months ended September 30, 2004 are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively.  Of this 54% increase in revenues over last year, 24% came from the Company’s existing businesses and the remaining 30% came from Stature’s and Premotec’s incremental revenues.  The increases in our existing businesses are due to the general economic improvement in the business sectors our customers operate in.  The construction equipment, marine and truck markets as well as industrial tools, power transmission and pumps experienced the largest percentage increases.  In addition, the Company has realigned its sales team to focus on selected vertical target market segments to achieve a much better understanding of these markets, which has contributed to the Company’s growth in sales.

GROSS MARGINS    Gross margin as a percentage of revenues increased to 26% for the nine months ended September 30, 2004 from 25% for the same period last year.  This improvement in margins reflect both the improvement the Company is realizing from improved manufacturing efficiencies through the implementation of its lean manufacturing process and from continued cost reduction efforts to reduce overhead costs and expenses.

SELLING EXPENSES   Selling expenses in the first nine months were $1,827,000 compared to $1,512,000 for the first nine months last year.  This increase is due to the impact of acquiring Stature and Premotec and increased investment in sales and marketing strategic development efforts, target marketing and image development activities.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $4,324,000 in the nine months ended September 30, 2004 compared to $3,232,000 in the nine months ended September 30, 2003.  This increase is primarily due to a $718,000 increase in incentive bonus and the impact of acquiring Stature and Premotec partially offset by reduction in administrative costs resulting from the Company’s cost reduction efforts.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $2,025,000 in the nine months and $1,374,000 in the same nine months last year.  This increase was primarily due to the impact of acquiring Stature and increases in product development efforts including additional personnel costs in design and applications engineers.

AMORTIZATION                                             Amortization expense was $392,000 in the nine months ended September 30, 2004 and $236,000 in the same nine months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

RESTRUCTURING CHARGE                                      Restructuring charges were zero and $140,000 for the nine months ended September 30, 2004 and 2003, respectively.  The restructuring expense in the first nine months last year relates to the consolidation of the Company’s manufacturing facilities and is primarily severance costs arising from workforce reductions.

INTEREST EXPENSE   Interest expense for the nine months ended September 30, 2004 was $411,000 compared to $182,000 in the nine months ended September 30, 2003.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

INCOME TAXES   Provision for income taxes was $1,023,000 for the first nine months this year compared to a benefit of $182,000 in the same nine months last year.  Last year’s amount includes a $298,000 benefit related to the realization of a prior year state income tax refund.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state tax rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $1,034,000 during the nine months to $926,000 at September 30, 2004.  The decrease compares to a decrease of $465,000 in the same period last year.

Net cash provided by operating activities was $1,452,000 for the nine months ended September 30, 2004 compared to cash provided by operating activities of $546,000 for the nine months ended September 30, 2003.  The increase was due to an improvement in net income offset by larger uses of working capital primarily to finance receivables and inventory.

Net cash used in investing activities was $17,609,000 compared to net cash provided of $102,000 for the nine months ended September 30, 2004 and 2003, respectively.  During the first nine months this year, the Company paid $13,871,000 related to the acquisition of Owosso Corporation and $3,135,000 related to the acquisition of Premotec.  In the nine months ended September 30, 2004 and 2003, the Company received net proceeds from the sale of the Calibrator Business of $50,000 and $149,000, respectively.  In the first nine months last year, the Company received $500,000 from the sale of the Power and Process Business.  Purchases of property and equipment were $653,000 and $547,000 in the nine months ended September 30, 2004 and 2003, respectively.

Net cash provided by financing activities was $15,121,000 for the nine months ended September 30, 2004 compared to net cash used of $1,126,000 for the nine months ended September 30, 2003.  In the nine months ended September 30 2004, the Company had net borrowings on lines-of-credit of $5,605,000 compared to zero in the same period last year.  The Company borrowed $10,193,000 under new term loan agreements during the nine months ended September 30, 2004 compared to zero borrowings in the first nine months of last year.  The Company repaid $1,682,000 and $1,175,000 on term loans during the nine months ended September 30, 2004 and 2003, respectively.  In June 2004, Allied Motion issued 198,177 shares of common stock under the terms of a Stock Purchase Agreement.  The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert and members of his immediate family.  The aggregate purchase price for the shares was $1.0 million representing the fair market value of the stock at the time the Company received the purchase price.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of September 30, 2004, the Company had an additional $4,552,000 available to borrow on its line-of-credit facilities.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its line-of-credit facilities.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.  The Company’s line-of-credit facilities requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability.  As of September 30, 2004, the Company was in compliance with such covenants.

See Note 12 of the Condensed Consolidated Financial Statements for further information on the Company’s debt obligations.

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

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates.  Revenues and expenses are translated at average rates prevailing during the period.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date.  The resulting translation adjustments are included in the cumulative translation adjustment component of stockholders’ investment in the accompanying consolidated balance sheets.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates.  The Company is exposed to market risk in the areas of changes in interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures are directly related to its normal operating and funding activities.

Interest Rate Risk

The interest payable on the Company’s domestic and foreign line-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and, therefore, are effected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $131,000 annually.

Foreign Currency Risk

On August 23, 2004, the Company completed the acquisition of Premotec, located in The Netherlands.  Sales from this operation are denominated in Euros, thereby creating exposures to changes in exchange rates.  The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings.  The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company.

Item 4.             Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2004 the Company’s chief executive officer, chief financial officer and president evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any significant changes in the Company’s internal controls over financial reporting during the quarter or nine months ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)                                 Reports on Form 8-K

On July 22, 2004, the Company filed Form 8-K to report the issuance of a press release dated July 22, 2004 to report the results of operations for the second quarter ended June 30, 2004.

On August 26, 2004, the Company filed Form 8-K to report the completion of the acquisition of Premotec.

On September 16, 2004, the Company filed Form 8-K to present the condensed consolidated financial statements of Owosso Corporation for its second fiscal quarter ended May 2, 2004, in relation to the merger of Owosso Corporation with a wholly owned subsidiary of the Company on May 10, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 15, 2004	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer