Form 10-K
period 2004-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2005-03-28
CIK 46129

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-04041

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

        The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $21,300,000.00.

        Number of shares of the only class of Common Stock outstanding: 6,092,007 as of March 15, 2005

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

PART I

Item 1. Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962. The Company is engaged in the business of designing, manufacturing and selling motor and servo motion products primarily to the Commercial Motor, Industrial Motion Control and Aerospace and Defense markets. Prior to July 29, 2002, the Company was also engaged in designing, manufacturing and selling advanced systems and instrumentation to the worldwide power and process industries. As discussed more fully in Note 14 of the Notes to Consolidated Financial Statements, on July 29, 2002, the Company sold substantially all of its Power and Process Business, and in March 2003

finalized the sale of the Calibrator Business. This completed the sale of all of the Company's Power and Process Business, therefore transforming the Company and focusing all of its resources in the motor and motion products markets (Motion Strategy). Prior to the sale of its Power and Process Business, the Company also had joint venture investments in China. Prior to October 2002, the Company was known as Hathaway Corporation. In connection with the sale of its Power and Process Business, the Hathaway name became the property of the buyers. At the October 2002 Annual Meeting of Stockholders, a proposal was approved to amend the Articles of Incorporation to change the Company's name to Allied Motion Technologies Inc. The Company now operates primarily in the United States and Europe.

        Allied Motion utilizes its underlying core "Electromagnetic Motion Know How" to provide compact, high performance products as solutions to a variety of motion applications. The served markets include medical, truck, bus and off road equipment, industrial automotion, pumps, semi-conductor equipment, packaging, medical, actuation, military, commercial aviation and industrial automation, and fiber-optic based telecommunications. End products using Allied Motion technology include HVAC systems for trucks, buses and off-road vehicles, medical equipment, processing equipment for the semiconductor industry, missile and munitions control systems for the military, anti-lock brake and fuel cell applications for the specialty automotive market, satellite tracking systems, MRI scanners, high definition printers and tunable lasers, wavelength meters and spectrum analyzers for the fiber optic industry as well as various applications in the medical market.

        Allied Motion is organized into five subsidiaries: Emoteq Corporation (Emoteq—Tulsa, OK), Computer Optical Products, Inc. (COPI—Chatsworth, CA), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY) and Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands).

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

        COPI manufactures optical encoders. They are used to measure rotational and linear movements of parts in diverse applications such as printers, sorting machinery, machine tools, robots, medical equipment, tunable lasers and spectrum analyzers. The primary markets for the optical encoders are in the industrial, computer peripheral manufacturing, medical and telecommunications sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

        Motor Products has been a motor producer for more than sixty years and is a vertically integrated manufacturer of customized, highly engineered sub-fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. The motors are used in HVAC and actuation systems in a variety of markets including trucks, buses, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

        Stature Electric manufactures fractional and integral horsepower motors, gear motors, and motor part sets. Stature's component products are sold throughout North America and in Europe, primarily to original equipment manufacturers (OEM's) that use them in their end products. Stature Electric provides engineering, designing, packaging and applying integrated gearing and motor solutions for the commercial and industrial equipment, healthcare, recreation and non-automotive transportation markets.

        Premotec has been manufacturing small precision electric motors for more than thirty years which utilize four different motor technologies: Brushless DC, Coreless DC, Iron Core DC, and Permanent Magnet Stepper and Synchronous motors, and also offers a range of reduction gearboxes tailored to a number of these motors. The products are manufactured at Premotec's facility in The Netherlands and at a contract manufacturing facility in Eastern Europe. Premotec's products are sold to OEM customers in Europe and the United States and through distributors to smaller OEM's in almost all countries of the European Economic Community. The products are used in a wide variety of industrial, professional and medical applications, such as fuel injection systems, bar code readers, laser scanning equipment, HVAC actuators, dialysis equipment, industrial ink jet printers, waste water treatment, cash dispensers, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

  Fiscal Year End Change

        The Company changed its fiscal year end from June 30 to December 31 effective December 31, 2002; therefore, the Company reported a six-month transition period ending December 31, 2002. The following table describes the periods presented in this Form 10-K.

Period:	Referred to as:
Audited results from January 1, 2004 through December 31, 2004	Year 2004
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002

  Product Distribution

        The Company maintains a direct sales force. In addition to its own marketing and sales force, the Company has independent sales representatives, agents and distributors to sell its various product lines in certain markets.

  Competition

        The Company faces competition in all of its markets, although the number of competitors varies depending upon the product. The Company believes there are numerous competitors in the motion control market. Competition involves primarily product performance and price, although service and warranty are also important.

  Financial Information about Operating Segments

        The information required by this item is set forth in Note 13 of the Notes to Consolidated Financial Statements contained herein.

  Availability of Raw Materials

        All parts and materials used by the Company are in adequate supply. No significant parts or materials are acquired from a single source or for which an alternate source is not also available.

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

  Sales to Large Customers

        During Years 2004 and 2003, the Transition Period and Fiscal Year 2002, no single customer accounted for more than 10% of total revenues.

  Sales Backlog

        The Company's backlog at December 31, 2004 consisted of sales orders totaling approximately $21,500,000 while backlog at December 31, 2003 was $13,383,000. In our commercial motors markets, the Company continues to experience an increased number of customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the order and sale. At our largest division, over 50% of our shipments result from a pull- system. Accordingly, this will reduce the amount of backlog since the customers are no longer giving the Company long-term orders that it delivers against over time. Therefore, the amount of backlog is not necessarily an accurate indication of the future sales of the Company.

        There can be no assurance that the Company's backlog will be converted into revenue.

  Government Sales

        Approximately $918,000 of the Company's backlog as of December 31, 2004 consisted of contracts with the United States Government compared to $86,000 in 2003. The Company's contracts with the government contain a provision generally found in government contracts that permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

  Engineering and Development Activities

        The Company's expenditures on engineering and development for Year 2004 were $2,880,000. For the Year 2003, Transition Period, and Fiscal Year 2002 engineering and development from continuing operations were $1,853,000, $754,000, and $846,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

  Environmental Issues

        No significant pollution or other types of hazardous emission result from the Company's operations and it is not anticipated that the Company's operations will be materially affected by

Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

        See Note 10 of the Notes to Consolidated Financial Statements contained herein for additional information required by this item.

  Foreign Operations

        The information required by this item is set forth in Note 13 of the Notes to Consolidated Financial Statements contained herein.

  Employees

        At December 31, 2004 the Company had approximately 495 full-time employees.

  Available Information

        The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

        The Company has adopted a Code of Ethics for its chief executive officer, president and senior financial officers regarding their obligations in the conduct of Company affairs. The Company has also adopted a Code of Business Conduct that is applicable to all directors, officers and employees. The Codes are available on the Company's website. Waivers under the Codes, if any, will be disclosed under the rules of the SEC and the Nasdaq Small Cap Market. A copy of the Codes are also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 23 Inverness Way East, Suite 150, Englewood, CO 80112-5711, Attention: Secretary.

Item 2. Properties.

        As of December 31, 2004, the Company occupies facilities as follows:

Description/Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Chatsworth, California	22,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Owosso, Michigan	82,500	Owned
Office and manufacturing facility	Watertown, New York	112,000	Owned

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Small Cap Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 15, 2005 was 650. The Company did not pay or declare any dividends during years 2004, 2003, or during the Transition Period and Fiscal Year 2002 and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Small Cap Market System, as reported by Nasdaq.

	Price Range
	High	Low
Year ended December 31, 2003
First Quarter	$2.12	$1.50
Second Quarter	2.38	1.50
Third Quarter	3.25	1.50
Fourth Quarter	5.00	2.93
Year ended December 31, 2004
First Quarter	$6.22	$3.56
Second Quarter	5.89	3.86
Third Quarter	6.96	4.75
Fourth Quarter	7.29	5.00

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,687,870	$3.48	118,440

Stock Repurchase Program Information

        Under an employee stock repurchase program first approved by the Board of Directors in fiscal year 1994, the Company may repurchase its common stock from its employees at the current market value. The Company's Agreement with its lenders limits employee stock repurchases to $125,000 per fiscal year.

        The following table shows the purchases of stock under this program during the fourth quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Oct. 1-Oct. 31, 2004	314	$5.67	314	$96,354
Nov. 1-Nov. 30, 2004	343	$5.98	343	$94,303
Dec. 1-Dec. 31, 2004	—	—	—	$94,303

Total	657	$5.83	657

Item 6. Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2000 through 2004 and the Transition and Comparative Periods and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein. See Management's Discussion and Analysis of Financial Condition and Results of Operation for discussion of non-recurring items that affect the comparability of results between periods.

	For the year ended December 31, 2004	For the year ended December 31, 2003
	In thousands (except share data)
Statements of Operations Data:
Revenues from continuing operations	$62,738	$39,434

Net income	$2,250	$948

Diluted income per share from continuing operations	$.36	$0.19

	For the Six Month Transition Period ended December 31, 2002	For the Six Month Comparative Period ended December 31, 2001
	In thousands (except share data)
Statements of Operations Data:
Revenues from continuing operations	$17,191	$7,868

Income from continuing operations	$45	$60
Operating loss from discontinued operations	(736)	(223)
Gain on sale of power and process business, net of income taxes	1,019	—

Net income (loss)	$328	$(163)

Diluted income per share from continuing operations	$0.01	$0.01

	At December 31, 2004	At December 31, 2003	At December 31, 2002
Balance Sheet Data:
Total assets	$54,820	$27,497	$28,348
Total current and long-term debt	$14,407	$2,312	$4,133
	For the fiscal years ended June 30,
	2002	2001	2000
	In thousands (except per share data)
Statements of Operation Data
Revenues from continuing operations	$15,723	$21,188	$18,591

Income (loss) from continuing operations	$(45)	$2,024	$1,918
Operating income (loss) from discontinued operations	(221)	(28)	(443)

Net income (loss)	$(266)	$1,996	$1,475

Diluted income (loss) per share from continuing operations	$(0.01)	$0.42	$0.40

	At June 30,
	2002	2001	2000
Balance Sheet Data:
Total assets	$22,629	$20,203	$19,937
Total current and long-term debt	$—	$553	$1,546

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business

        Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. The Company's products are used in demanding applications in medical equipment, HVAC systems for trucks, busses and off-road vehicles, the specialty automotive market, industrial automation, pumps, health-fitness, defense, aerospace, semiconductor manufacturing, fiber optic-based telecommunications, printing, and graphic imaging market sectors, to name a few.

        Today, five companies form the core of Allied Motion. The companies, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

        During 2002, management significantly changed the structure and strategy of the Company. The Company had historically operated in two business segments under the name Hathaway Corporation: Motion Control and Power and Process. During 2002, the Company sold substantially all of its power and process business segment and transformed the Company to a focused motion company under the name Allied Motion Technologies Inc.

        The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is "Applied Motion Technology/Know How", and in the transformation of Allied Motion into a growth oriented motion company. The Company's commitment to Allied's Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

        The acquisitions of Stature Electric and Premotec in 2004 have significantly aided the Company's expansion into the motion industry, not only with the addition of complementary products, but also by establishing a presence in the European market.

        One of the Company's major challenges is to maintain and improve price competitiveness. The Company's customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. In 2004, the Company began production of motor sub-assemblies at a sub-contract manufacturing facility in China that will improve margins for some of our existing business and will open up opportunities for new business.

        The Company has begun an aggressive motor development plan that is expected to result in the release of several new products in 2005 that should start generating sales late in 2005 and into 2006. All product development efforts are focused in adding value for our customers in our served market segments.

        Management believes the continued execution of the Company's long-term strategy will result in the constant improvement in operations and the continued strengthening of the foundation necessary to achieve long-term goals for growth in sales and profitability.

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

The following table describes the periods presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in the condensed consolidated financial statements and related notes thereto:

Period:	Referred to as:
Audited results from January 1, 2004 through December 31, 2004	Year 2004
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Unaudited results from January 1, 2002 through December 31, 2002	Twelve Month Comparative Period
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period

Operating Results

Year 2004 compared to 2003

        NET INCOME—The Company achieved net income of $2,250,000 or $.36 per diluted share for 2004 compared to $948,000 or $.19 per diluted share for 2003. Included in the results for last year was a tax credit of $298,000 related to the realization of a prior year state income tax refund. Included in net income for the year 2004 are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively.

        During 2003, the Company sold its Calibrator Business. In accordance with SFAS No. 144, the business is presented as a discontinued operation; however results of operations for the discontinued business were zero and no gain or loss from the sale was recorded due to the previous writedown of the carrying value of the business to its estimated fair value.

        REVENUES—Revenues were $62,738,000 in 2004 compared to $39,434,000 in 2003 or a 59% increase. Of this 59% increase in revenues from existing businesses, 17% came from the Company's existing businesses and the remaining 42% came from incremental revenues provided by Stature and Premotec, the companies acquired during 2004.

        GROSS MARGINS—Gross margin as a percentage of revenues was 26% for 2004 and 2003. This reflects improved margins of 2% from existing businesses offset by lower weighted average margins of the two acquisitions.

        SELLING EXPENSES—Selling expenses were $2,557,000 and $2,022,000 in 2004 and 2003, respectively. This increase was primarily due to the acquisitions of Stature and Premotec.

        GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses were $6,226,000 in 2004 compared to $4,596,000 in 2003. The increased administration costs related to the acquisitions of Stature and Premotec made up approximately $1,000,000 of this increase. The remainder of the increase of $630,000 relates to additional incentive bonuses earned and to the increase in the contribution to the Employee Stock Ownership Plan.

        ENGINEERING AND DEVELOPMENT EXPENSES—Engineering and development expenses were $2,896,000 and $1,853,000 for 2004 and 2003, respectively. Of the $1,043,000 increase in engineering and development expenses, $667,000 was due to the acquisitions of Stature and Premotec and the remaining $376,000 was due to additional expenditures associated with new product development.

        AMORTIZATION AND OTHER—Amortization and other expense was $647,000 in 2004 and $315,000 in 2003. This increase was due to the amortization costs related to the amortizable intangible assets acquired in the Stature and Premotec acquisitions.

        RESTRUCTURING CHARGE—Restructuring charges were $10,000 and $211,000 in 2004 and 2003, respectively. The charges relate primarily to severance costs arising from workforce reductions from consolidation of the Company's manufacturing facilities.

        INTEREST EXPENSE—Interest expense for 2004 was $687,000 and for 2003 was $226,000. The increase in interest was directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

        INCOME TAXES—The provision for income taxes for year 2004 was $1,159,000 compared to $19,000 for 2003. The effective income tax rate as a percentage of income before income taxes from continuing operations was 34% in 2004 and 2% in year 2003. The difference in the effective tax rate between periods was primarily due to a $442,000 tax benefit realized in 2003 related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

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

        NET INCOME—The Company achieved net income of $948,000 or $.19 per diluted share for the year 2003 compared to $225,000 or $.05 per diluted share for the Twelve Month Comparative Period. The improvement is due to the sale of the Power and Process Business, the addition of Motor Products, improved gross margins through the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $442,000 tax benefit related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

        INCOME FROM CONTINUING OPERATIONS—The Company achieved income from continuing operations of $948,000 or $.19 per diluted share for the year 2003 compared to a net loss of $59,000 or $.01 per diluted share for the Twelve Month Comparative Period. The improvement is due to the addition of Motor Products, the successful implementation of lean manufacturing initiatives, including modifying manufacturing processes to reduce costs, and a $442,000 tax benefit related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

        REVENUES—Revenues were $39,434,000 in year 2003 compared to $25,046,000 for the Twelve Month Comparative Period. Included in revenues for all of year 2003 and five months of the Twelve Month Comparative Period are revenues related to Motor Products, which was acquired on July 30, 2002. Exclusive of revenues from Motor Products, revenues increased 7% in year 2003 over the Twelve Month Comparative Period due to our success in expanding into new industry sectors including military and automotive applications.

        GROSS MARGINS—Gross margin as a percentage of revenues decreased to 26% for year 2003 from 27% for the Twelve Month Comparative Period. The primary reason for this decline is due to the impact of the Motor Products acquisition. Motor Products has not historically achieved as high a gross margin percentage from the industry sectors to which it sells as is achieved from other industry sectors to which the Company sells its products. Gross margin of 26% in 2003 compares to 22% for the twelve months ended December 31, 2002 on a pro forma basis, including Motor Products for the full period.

This improvement from the pro forma basis is primarily due to cost reductions and improved efficiency resulting from the implementation of lean manufacturing initiatives, savings in material costs from purchasing material from off-shore sources and from the restructuring of the operations.

        SELLING EXPENSES—Selling expenses were $2,022,000 and $1,183,000 in year 2003 and the Twelve Month Comparative Period, respectively. This increase is primarily due to the impact of Motor Products, increased selling expenses and commissions related to the increase in revenues, and increased expenses related to the development of a focused marketing strategy including website development.

        GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses were $4,596,000 in year 2003 compared to $4,311,000 in the Twelve Month Comparative Period. This increase was due to the impact of acquiring Motor Products, increased salary cost associated with the Company's new president and chief operating officer and additional incentive bonus charges.

        ENGINEERING AND DEVELOPMENT EXPENSES—Engineering and development expenses were $1,853,000 and $1,178,000 for year 2003 and the Twelve Month Comparative Periods, respectively. This increase was primarily due to the impact of acquiring Motor Products and additional expenditures associated with engineering product development.

        AMORTIZATION AND OTHER—Amortization and other expense was $315,000 in year 2003 and $132,000 in the Twelve Month Comparative Period. This increase is due to the amortization costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

        RESTRUCTURING CHARGE—Restructuring charges were $211,000 and zero for year 2003 and the Twelve Month Comparative Period, respectively. The restructuring expense relates to moving expenses and severance costs arising from workforce reductions from consolidation of the Company's manufacturing facilities.

        INTEREST EXPENSE—Interest expense for year 2003 was $226,000 and for the Twelve Month Comparative Period was $130,000. This increase is due to the additional borrowings related to the financing of the acquisition of Motor Products.

        INCOME TAXES—The provision for income taxes for year 2003 was $19,000 compared to a $17,000 benefit for the Twelve Month Comparative Period. The effective income tax rate as a percentage of income before income taxes from continuing operations was 2% in year 2003 and 47% in the Six Month Comparative Period. The difference in the effective tax rate between periods is primarily due to a $442,000 tax benefit related to the realization of a prior year state income tax refund and resolution of certain income tax related issues.

        DISCONTINUED OPERATIONS—Income from discontinued operations was zero in year 2003 compared to $284,000 in the Twelve Month Comparative Period. Included in the results for the Twelve Month Comparative Period is a pretax gain on the sale of the Power and Process Business of $1,699,000 which closed on July 29, 2002 and a writedown to the carrying value of the Calibrator Business of $259,000. Also included in the Twelve Month Comparative Period is operating income from discontinued operations of $292,000 and a pretax charge for litigation settlement and legal fees of $1,429,000 to settle an environmental contamination lawsuit filed in 2001 pursuant to which the Company was named as a defendant. The lawsuit related to property that was occupied by the Company's Power Business over 37 years ago. While the Company believed the suit against the Company was without merit, it agreed to the settlement to eliminate future costs of defending itself and the risks associated with litigation.

Transition Period compared to Six Month Comparative Period

        NET INCOME—The Company achieved net income of $328,000 or $.07 per diluted share for the Transition Period compared to a net loss of $163,000 or $.04 per diluted share for the Six Month Comparative Period.

        INCOME FROM CONTINUING OPERATIONS—The Company achieved income from continuing operations of $45,000 or $.01 per diluted share for the Transition Period compared to $60,000 or $.01 per diluted share for the Six Month Comparative Period.

        REVENUES—Revenues were $17,191,000 in the Transition Period compared to $7,868,000 for the Six Month Comparative Period. Included in revenues for the Transition Period are revenues related to Motor Products, which was acquired on July 30, 2002. Exclusive of revenues from Motor Products, revenues increased 3% in the Transition Period over the Six Month Comparative Period due to our success in expanding into new industry sectors including military and automotive applications.

        GROSS MARGINS—Gross margin as a percentage of revenues decreased to 23% for the Transition Period from 30% for the Six Month Comparative Period. The primary reason for this decline is due to the impact of the Motor Products acquisition. Motor Products margin for the Transition Period was negatively impacted due to the costs associated with the integration of Ohio's manufacturing lines into the Michigan plant, including the hiring and training of more than 50 new employees. However, with the implementation of lean manufacturing and off-shore purchasing initiatives, the Company anticipates Motor Products gross margins to improve to align with the Company's legacy business and for margins to increase company wide.

        SELLING EXPENSES—Selling expenses were $726,000 and $444,000 in the Transition Period and Six Month Comparative Period, respectively. This increase is primarily due to the impact of Motor Products.

        GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses were $2,217,000 in the Transition Period compared to $1,403,000 in the Six Month Comparative Period. This increase was primarily due to the additional $290,000 expense from the acquisition of Motor Products and increased salary costs and expenses of $233,000 as a result of hiring additional personnel including the president and chief operating officer of the Company. Additionally the increase was due to $154,000 in business development expenses primarily related to the Company's new strategic development and lean manufacturing initiatives.

        ENGINEERING AND DEVELOPMENT EXPENSES—Engineering and development expenses were $754,000 and $422,000 for the Transition and Six Month Comparative Periods, respectively. This increase was primarily due to the impact of Motor Products.

        AMORTIZATION AND OTHER—Amortization and other expense was $131,000 in the Transition Period and $4,000 in the Six Month Comparative Period. This increase is due to the amortization costs related to the amortizable intangible assets acquired in the Motor Products acquisition.

        INTEREST EXPENSE—Interest expense for the Transition Period was $130,000 and for the Six Month Comparative Period was $10,000. This increase is due to the additional borrowings related to the financing of the acquisition of Motor Products.

        PROVISION FOR INCOME TAXES—The provision for income taxes for the Transition Period was $40,000 and for the Six Month Comparative Period was $26,000. The effective income tax rate as a percentage of income before income taxes from continuing operations was 47% in the Transition Period and 31% in the Six Month Comparative Period. The difference in the effective tax rate between periods is primarily due to the impact of foreign taxes.

        DISCONTINUED OPERATIONS—Income from discontinued operations was $283,000 in the Transition Period compared to a loss from discontinued operations of $223,000 for the Six Month Comparative Period. Included in the results for the Transition Period is a pre-tax gain on the sale of the Power and Process Business of $1,699,000 which closed on July 29, 2002 and a pretax write down to the carrying value of the Calibrator Business of $259,000. Included in the results for the Six Month Comparative Period is a pretax gain on the sale of Si Fang of $674,000, net of selling costs. Operating loss in the Transition Period increased from the Six Month Comparative Period primarily because the sale of the Power and Process Business closed on July 29, 2002 and only one month's activity is included in the results of the Transition Period compared to six months results included in the Six Month Comparative Period. The month of July has historically been the least profitable month of each fiscal year.

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents decreased $1,504,000 during 2004 to a balance of $456,000 at December 31, 2004. During 2004, operations provided $3,273,000 in cash. Cash provided by operations included net income of $2,250,000 plus non-cash charges for depreciation and amortization of $2,328,000, provisions for deferred income taxes, doubtful accounts and obsolete inventory totaling $1,084,000 and other non-cash changes of $200,000. Cash was used to increase inventories by $2,076,000 in support of increased sales volume. Cash used in operations also included an increase in trade receivables of $618,000 reflecting increased sales levels and decreases in accounts payable of $203,000 and in accrued liabilities and other of $329,000. Offsetting these uses was a decrease in prepaid and other current assets of $637,000.

        Cash of $17,719,000 was used in investing activities during 2004. The Company used $16,816,000 for the acquisitions of Owosso Corporation and Premotec and $953,000 for purchases of property and equipment, offset by the final $50,000 of proceeds received during the year from the previous sale of the Power and Process Business.

        During 2004 financing activities provided $12,937,000 in cash. Borrowings on term loans for acquisitions was $10,314,000 and on lines-of-credit, net of repayments, was $3,736,000. In addition, $1,000,000 of cash was provided by proceeds from issuing 198,177 shares of unregistered restricted common stock under the terms of a Stock Purchase Agreement. The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert, a consultant to the Company, and members of his immediate family. The aggregate purchase price for the shares represented the fair value of the stock at the time the Company received the purchase price. Cash was also provided from stock transactions under various employee benefit stock plans of $123,000 and repayment on a loan to the Company's Employee Stock Ownership plan of $45,000. The cash provided was offset by repayments on term loans of $2,132,000 and on capital leases of $149,000.

        At December 31, 2004, the Company had $13,983,000 of debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

        Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 80% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement. The line-of-credit expires in May 2007, unless extended. Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability. Borrowings under the line-of-credit bear interest at a rate equal to the banks prime rates plus 1% (6.25% as of December 31, 2004).

        Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 80% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement. The line-of-credit expires in August 2006, unless extended. Borrowings under the line-of-credit bear interest at a rate equal to the bank's base rate plus 1.75%, with a minimum of 4.75% (4.75% at December 31, 2004). Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.

        The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank's base rate plus 2%, with a minimum of 4.75% (4.75% at December 31, 2004). The facility has no expiration date.

        The Company also had various term loans obtained in connection with its acquisitions. All borrowings are collateralized by substantially all assets of the Company. The loan agreements prohibit the Company from paying dividends and require that the Company maintain compliance with certain covenants related to tangible net worth and profitability. As of December 31, 2004, the Company was in compliance with such covenants. As of December 31, 2004, the amount available under the lines-of-credit was $3,972,000.

        The Company's working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the line-of-credit facilities. The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months. If additional capital is needed in the future, the Company would pursue additional capital via debt or equity financings. A key component of the Company's liquidity relates to the availability of amounts under its lines-of-credit. Any lack of availability of these facilities could have a material adverse impact on the Company's liquidity position.

Price Levels and the Impact of Inflation

        Prices of the Company's products have not increased significantly as a result of inflation during the past several years, primarily due to competition. The effect of inflation on the Company's costs of production has been minimized through production efficiencies, lower costs of materials and surcharges passed on to customers. The Company anticipates that these factors will continue to minimize the effects of any foreseeable inflation and other price pressures from the industries in which it operates. As the Company's manufacturing activities mainly utilize semi-skilled labor, which is relatively plentiful in the areas surrounding the Company's production facilities, the Company does not anticipate substantial inflation-related increases in the wages of the majority of its employees.

Critical Accounting Policies

        The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The Company's significant accounting policies are discussed in Note 1 to the consolidated financial statements. The policies are reviewed on a regular basis. The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. The Company uses historical experience and all available information to make these judgments and estimates. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies include:

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on historical experience and judgments based on current economic and customer specific factors. Significant judgments are made by management in connection with establishing the Company's customers' ability to pay at the time of shipment. Despite this assessment, from time to time, the Company's customers are unable to meet their payment obligations. The Company continues to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which may not be collected. A significant change in the liquidity or financial position of the Company's customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

        Inventory is valued at the lower of cost or market. The Company monitors and forecasts expected inventory needs based on sales forecasts. Inventory is written down or written off when it becomes obsolete or when it is deemed excess. These determinations involve the exercise of significant judgment by management. If actual market conditions are significantly different from those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company's results of operations. Demand for the Company's products can fluctuate significantly, and in the past the Company has recorded substantial charges for inventory obsolescence.

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

        The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable. Under previous standards, the assets had to be carried at historical cost if the projected cash flows from their use would recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows were less than their carrying value, the long-lived assets had to be reduced to their estimated fair value. Considerable judgment was and is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill and long-lived asset impairment. Depending upon future assessments of fair value, there could be impairment recorded related to goodwill and other long-lived assets.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123R is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement will become effective in our third quarter commencing on July 1, 2005.

        SFAS 123R permits public companies to adopt its requirements using one of two methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We have not determined the method we will use when we adopt SFAS 123R.

        As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position or cash flows. The impact of the adoption of SFAS 123R cannot be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and we have not assessed the impact of this provision in the context of our net operating loss carryforwards.

Contractual Commitments

        For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 6 and 10 to the consolidated financial statements. At December 31, 2004, the Company's commitments under these obligations were as follows (in thousands):

Year ended December 31,	Operating Leases	Capital Leases(1)	Lines-of- Credit(2)	Term Loans(3)	Bank overdraft Facility	Interest on Debt Obligations(4)	Total
2005	$570	$216	$4,241	$2,241	$422	$880	$8,570
2006	422	174	—	2,240	—	451	3,287
2007	237	75	—	4,057	—	161	4,530
2008	241	—	—	446	—	46	733
2009	222	—	—	336	—	9	567
Thereafter	850	—	—	—	—	—	850

	$2,542	$465	$4,241	$9,320	$422	$1,547	$18,537

(1)
The capital lease commitments include amounts representing interest.

(2)
The domestic and foreign lines-of-credit mature in May 2007 and August 2006, respectively but can be extended.

(3)
Maturities for the term loans are discussed more thoroughly in Note 6.

(4)
The interest rates used are the rates in effect at December 31, 2004.

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

Interest Rate Risk

        The interest payable on the Company's domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. A change in the interest rate of 1% on the Company's variable rate debt would have the impact of changing interest expense by approximately $92,000 annually.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Allied Motion Technologies Inc.:

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' investment and comprehensive income, and cash flows for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002, and for the year ended June 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002, and for the year ended June 30, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Allied Motion Technologies Inc. and subsidiaries adopted the provisions of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2002.

KPMG LLP

Denver, Colorado
March 21, 2005

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$456	$1,960
Trade receivables, net of allowance for doubtful accounts of $135 and $106 at December 31, 2004 and 2003, respectively	9,353	5,971
Inventories, net	9,382	3,867
Deferred income taxes	1,186	1,247
Prepaid expenses and other	518	592

Total Current Assets	20,895	13,637
Property, plant and equipment, net	13,301	6,423
Goodwill and intangible assets	20,624	7,437

Total Assets	$54,820	$27,497

Liabilities and Stockholders' Investment
Current Liabilities:
Current maturities of capital lease obligations	$183	$134
Debt obligations	6,904	1,833
Accounts payable	4,669	2,230
Accrued liabilities and other	5,316	3,059
Income taxes payable	687	445

Total Current Liabilities	17,759	7,701
Long-term capital lease obligations, net of current portion	241	345
Debt obligations, net of current portion	7,079	—
Deferred income taxes	2,304	430
Pension and post-retirement obligations	3,077	2,962

Total Liabilities	30,460	11,438
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,070 and 5,021 shares issued and outstanding at December 31, 2004 and 2003, respectively	14,169	8,383
Loan receivable from Employee Stock Ownership Plan	(155)	(200)
Retained earnings	10,047	7,797
Other comprehensive income: translation adjustments	299	79

Total Stockholders' Investment	24,360	16,059

Total Liabilities and Stockholders' Investment	$54,820	$27,497

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six- month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Revenues	$62,738	$39,434	$17,191	$15,723
Cost of products sold	46,280	29,167	13,169	10,620

Gross margin	16,458	10,267	4,022	5,103
Operating costs and expenses:
Selling	2,557	2,022	726	901
General and administrative	6,226	4,596	2,217	3,497
Engineering and development	2,896	1,853	754	846
Amortization and other	647	315	131	5
Restructuring charges	10	211	—	—

Total operating costs and expenses	12,336	8,997	3,828	5,249

Operating income (loss)	4,122	1,270	194	(146)
Other income (expense), net:
Interest expense	(687)	(226)	(130)	—
Other (expense) income, net	(26)	(77)	21	70

Total other (expense) income, net	(713)	(303)	(109)	70

Income (loss) before income taxes	3,409	967	85	(76)
(Provision) benefit for income taxes	(1,159)	(19)	(40)	31

Income (loss) from continuing operations	2,250	948	45	(45)
Discontinued operations:
Gain on the sale of Power and Process Business, net of tax	—	—	1,019	—
Operating loss from discontinued operations, net of tax	—	—	(736)	(221)

Income (loss) from discontinued operations	—	—	283	(221)

Net income (loss)	$2,250	$948	$328	$(266)

Basic net income (loss) per share:
Income (loss) from continuing operations	$.40	$0.19	$0.01	$(0.01)
Income (loss) from discontinued operations	—	—	0.06	(0.05)

Net income (loss) per share	$.40	$0.19	$0.07	$(0.06)

Basic weighted average common shares	5,581	4,925	4,817	4,644

Diluted net income (loss) per share:
Income (loss) from continuing operations	$.36	$0.19	$0.01	$(0.01)
Income (loss) from discontinued operations	—	—	0.06	(0.05)

Net income (loss) per share	$.36	$0.19	$0.07	$(0.06)

Diluted weighted average common shares	6,185	5,061	4,970	4,644

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME
(In thousands)

					Other Comprehensive Income: Translation Adjustments
	Common Stock
			Loans Receivable For Stock	Retained Earnings		Comprehensive Income
	Shares	Amount
Balances, June 30, 2001	4,597	$7,353	$(160)	$6,787	$(152)
Stock transactions under employee benefit stock plans	93	235	27
Tax benefit from disqualifying stock dispositions		223
Reclassification of loan to officer			133
Foreign currency translation adjustment					324	$324
Net loss				(266)		(266)

Comprehensive income						$58

Balances, June 30, 2002	4,690	7,811	—	6,521	172
Stock transactions under employee benefit stock plans	131	225
Issuance of restricted stock	16	42
Stock compensation expense		22
Foreign currency translation adjustment					134	$134
Net income				328		328
Reclassification adjustment for amounts included in net income					(278)	(278)

Comprehensive income						$184

Balances, December 31, 2002	4,837	8,100	—	6,849	28
Stock transactions under employee benefit stock plans	183	271	(200)
Issuance of restricted stock	1	3
Stock compensation expense		9
Foreign currency translation adjustment					51	$51
Net income				948		948

Comprehensive income						$991

Balances, December 31, 2003	5,021	8,383	(200)	7,797	79
Stock transactions under employee benefit stock plans	52	156	45
Issuance of restricted stock	198	1,000
Stock compensation expense		13
Stock issued for acquisition of Owosso Corporation	536	2,421
Stock issued for acquisition of Premotec	263	1,471
Stock warrants issued for acquisition of Owosso Corporation		725
Foreign currency translation adjustment					220	$220
Net income				2,250		2,250

Comprehensive income						$2,470

Balances, December 31, 2004	6,070	$14,169	$(155)	$10,047	$299

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Cash Flows From Operating Activities:
Net income (loss)	$2,250	$948	$328	$(266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,328	1,359	555	754
Provision for doubtful accounts	52	47	64	84
Provision for obsolete inventory	162	135	128	674
Accrued litigation settlement and legal fees	—	—	—	1,300
Gain on sale of Power and Process Business	—	—	(1,699)	—
Equity income from investments in joint ventures, net of dividends	—	—	—	(159)
Gain on sale of investment in joint venture	—	—	—	(674)
Deferred income tax provision (benefit)	901	440	107	(1,135)
Loss on disposition of assets	164	114	35	25
Other	5	(14)	(12)	222
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in trade receivables	(618)	(414)	1,036	(76)
(Increase) in inventories, net	(2,076)	(74)	(215)	(747)
Decrease (increase) prepaid expenses and other	637	(82)	(49)	(290)
(Decrease) increase accounts payable	(203)	(201)	(23)	134
(Decrease) increase accrued liabilities and other	(329)	(106)	(1,683)	706

Net cash provided by (used in) operating activities	3,273	2,152	(1,428)	552
Cash Flows From Investing Activities:
Purchase of property and equipment	(953)	(1,113)	(423)	(903)
Cash paid for acquisition of Motor Products	—	(300)	(12,184)	—
Proceeds from sale of Power and Process Business	50	649	7,020	—
Net cash paid for acquisition of Owosso Corporation	(13,563)	—	—	—
Net cash paid for acquisition of Premotec	(3,253)	—	—	—
Changes in restricted cash	—	—	510	(120)
Proceeds from sale of joint venture investment	—	—	—	3,020

Net cash (used in) provided by investing activities	(17,719)	(764)	(5,077)	1,997
Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	3,736	(500)	1,583	—
Borrowings on term loans	10,314	—	2,250	—
Repayments on term loans	(2,132)	(1,500)	—	(553)
Proceeds from sales/leaseback	—	500	—	—
Repayments on capital leases	(149)	(21)	—	—
Issuance of restricted stock	1,000	—	—	—
Repayment on loan to Employee Stock Ownership Plan	45	—	—	—
Stock transactions under employee benefit stock plans	123	74	271	262

Net cash (used in) provided by financing activities	12,937	(1,447)	4,104	(291)
Effect of foreign exchange rate changes on cash	5	64	78	109

Net increase (decrease) in cash and cash equivalents	(1,504)	5	(2,323)	2,367
Cash and cash equivalents at beginning of period	1,960	1,955	4,278	1,911

Cash and cash equivalents at end of period	$456	$1,960	$1,955	$4,278

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest	$687	$226	$128	$6
Income taxes	(57)	(254)	—	90
Acquisitions	16,816	300	12,184	—

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

        Allied Motion Technologies Inc. (Allied Motion or the Company) is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. Prior to October 2002, the Company was known as Hathaway Corporation. In connection with the sale of its Power and Process Business (see Note 14), the Hathaway name became the property of the buyers. At the October 2002 Annual Meeting of Stockholders, the stockholders approved an amendment to the Articles of Incorporation changing the Company's name to Allied Motion Technologies Inc.

  Fiscal Year End Change

        The Board of Directors approved a change in the fiscal year end from June 30 to December 31 which was effective July 1, 2002; therefore the Company reported a six-month transition period ended December 31, 2002. The following table describes the periods presented in the Consolidated Financial Statements and related notes thereto:

Period:	Referred to as:
Audited results from January 1, 2004 through December 31, 2004	Year 2004
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

  Cash and Cash Equivalents

        Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates. Cash flows from foreign currency transactions are translated using an average rate.

  Restricted Cash

        Restricted cash consists of certificates of deposit that serve as collateral for letters of credit issued on behalf of the Company.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

  Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2004	December 31, 2003
Parts and raw materials, net	$5,482	$2,205
Work-in-process, net	2,017	1,006
Finished goods, net	1,883	656

	$9,382	$3,867

        Reserves established for anticipated losses on excess and obsolete inventories were approximately $822,000 and $881,000 at December 31, 2004 and 2003, respectively.

  Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2004	December 31, 2003
Land		$167	$150
Building and improvements	39 years	4,560	1,511
Machinery, equipment, tools and dies	2-8 years	12,730	7,800
Furniture, fixtures and other	3-10 years	1,770	1,484

		19,227	10,945
Less accumulated depreciation		(5,926)	(4,522)

		$13,301	$6,423

        Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets. Amortization of building improvements and leased equipment is provided using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

        Depreciation expense was approximately $1,614,000, $1,044,000, $354,000 and $371,000 in years 2004 and 2003, the Transition Period and fiscal year 2002, respectively.

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS No. 142) and ceased amortization of its goodwill. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its transitional goodwill impairment testing as of July 1, 2002 and determined that no impairments existed at that date. The Company completed its annual analysis of the fair value of its goodwill at October 31, 2004 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

  Intangible Assets

        Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

  Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in years 2004 and 2003, the Transition Period or in fiscal year 2002.

  Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $375,000 and $185,000 as of December 31, 2004 and 2003, respectively.

        Changes in the Company's reserve for product warranty claims during 2004, were as follows (in thousands):

Warranty reserve at December 31, 2003	$185
Warranty expense	(142)
Provision	101
Additions due to acquisitions	223
Effect of foreign currency translation	8

Warranty reserve at December 31, 2004	$375

  Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Compensation and fringe benefits	$3,428	$1,245
Litigation and legal fees (Note 10)	349	300
Customer deposits	32	458
Warranty reserve	375	185
Other accrued expenses	1,132	871

	$5,316	$3,059

  Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Revenue and expense transactions use an average rate prevailing during the month of transaction. The resulting comprehensive income is recorded in the other comprehensive income translation adjustment component of stockholders' investment in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

  Engineering and Development Costs

        Engineering and development costs are expensed as incurred.

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

  Basic and Diluted Income per Share from Continuing Operations

        Basic income (loss) per share from continuing operations is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income or loss per share from continuing operations is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method. Outstanding options totaling 604,000, 136,000, zero and 153,000 had a dilutive effect for years 2004 and 2003, the Transition Period, and fiscal year 2002, respectively. Stock options to purchase 130,000, 734,000, 971,000 and 890,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted income (loss) per share for years 2004 and 2003, the Transition Period and fiscal year 2002, respectively, since the results would have been anti-dilutive.

  Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Adjustments for comprehensive income for all years presented are comprised only of cumulative translation adjustments from the translation of the financial statements of the Company's foreign subsidiaries.

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

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Net income (loss):
Reported net income (loss)	$2,250	$948	$328	$(266)
Stock-based compensation expense, net of taxes	$(1,231)	$(573)	$(257)	$(739)

Pro forma net income (loss)	$1,019	$375	$71	$(1,005)

Basic net income (loss) per share:
Reported basic net income (loss) per share	$0.40	$0.19	$0.07	$(0.06)
Pro forma basic net income (loss) per share	$0.18	$0.08	$0.01	$(0.21)
Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$0.36	$0.19	$0.07	$(0.06)
Pro forma diluted net income (loss) per share	$0.16	$0.07	$0.01	$(0.21)

        Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

        For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Risk-free interest rate	3.7%	2.9%	3.9%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	5 years	6 years	6 years	6 years
Expected volatility	91.1%	102.7%	108.6%	120.7%

        The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during 2004, 2003, the Transition Period and fiscal year 2002 was $3.81, $1.64, $2.00 and $2.57, respectively. The total fair value of options granted was $1,290,000, $324,000, $461,000 and $1,069,000 in 2004, 2003, the Transition Period and fiscal year 2002, respectively. These amounts are being amortized over the vesting periods of the options for purposes of this disclosure.

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

        The weighted average fair value of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan during 2004, 2003, the Transition Period and fiscal year 2002 was $3.71, $1.30, $1.56 and $2.34, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at the date of issuance and the employee purchase price.

  Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the line-of-credit and variable term loans approximates their fair value because the underlying instrument is a variable rate note that reprices frequently. The carrying amount of the term loan approximates its fair value because the fixed interest rate is a current market interest rate.

  Income Taxes

        The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax base of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

  Concentration of Credit Risk

        Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers' financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary. No single customer makes up more than 10% of trade receivables.

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

  Reclassifications

        Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on net income, stockholders' investment or cash flows from operations as previously reported.

2. MOTOR PRODUCTS ACQUISITION

        On July 30, 2002, the Company purchased 100% of the stock of Motor Products, a subsidiary of Owosso Corporation, a publicly held corporation, for $11,800,000. The Company incurred approximately $712,000 in acquisition costs, which resulted in a total purchase price of $12,512,000. The Company paid $11,500,000 in cash at closing and $300,000 was paid in January 2003 and was included in debt obligations in the December 31, 2002 balance sheet.

        The Company acquired Motor Products to further its strategy of expanding its motion business. Motor Products was aligned with the Company due to its complementary products and markets and its commitment to lean manufacturing processes and an extensive design and applications engineering knowledge base.

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

        The amortization of acquired goodwill and intangible assets are deductible for tax purposes. The amortizable intangible assets are amortized as discussed in Note 5.

        The accompanying consolidated financial statements include the operating results of Motor Products subsequent to July 30, 2002.

        The following presents the Company's unaudited pro forma financial information from continuing operations for the Transition Period and the fiscal year 2002. The pro forma statements of operations give effect to the acquisition of Motor Products as if it had occurred at July 1, 2001. The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had the acquisition actually occurred at the beginning of each fiscal period or to project the Company's results of operations for any future period (in thousands, except per share data).

	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Revenues	$19,303	$37,746
Gross margin	4,230	7,973
Operating income (loss)	108	(163)
Loss from continuing operations	$(23)	$(243)
Diluted loss per share from continuing operations	$.00	$(.05)

3. OWOSSO MERGER

        On May 10, 2004, the Company completed the merger of Owosso Corporation, and its sole remaining operating subsidiary Stature Electric, Inc. located in Watertown, New York, with a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004. The consideration for the merger of $17.1 million consisted of $1 million of cash payable to Owosso's preferred shareholders, $11.7 million of cash for Owosso's debt, liabilities and transaction costs, $1.2 million in fees and expenses incurred by the Company, the issuance of 535,527 shares of the Company's common stock (fair value of $2,421,000) and the issuance of warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share (valued at $725,000 using the Black Scholes Model) which were issued to Owosso's preferred shareholders. Of the total cash purchase price consideration of $13.9 million, $13.6 million has been paid as of December 31, 2004, with the remaining $300,000 included in accrued liabilities and other in the condensed consolidated balance sheet as of December 31, 2004. There were no additional notes issued by Allied Motion related to the acquisition. Allied Motion financed the cash portion of the acquisition price with existing cash, borrowings of $8.25 million under new term loan agreements and borrowings under its new revolving line-of-credit. The Company merged with Owosso to further the Company's strategy to expand its penetration into the motion control market.

        The merger was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition. The net purchase price allocation was as follows (in thousands):

Cash	$99
Trade receivables	2,058
Inventories	1,676
Prepaid expenses and other	328
Property, plant and equipment	6,485
Amortizable intangible assets	3,744
Goodwill	5,502
Accounts payable	(1,545)
Accrued liabilities and other current liabilities	(1,224)

Net purchase price	$17,123

        The amortization of acquired goodwill and intangible assets are deductible for tax purposes. The amortizable intangible assets are amortized as discussed in Note 5.

        The accompanying condensed consolidated financial statements include the operating results of Stature Electric, Owosso's remaining sole operating subsidiary, subsequent to May 10, 2004.

        The following presents the Company's unaudited pro forma financial information for the year ended December 31, 2004 and 2003 after certain pro forma adjustments giving effect to the acquisition of Owosso Corporation as if it had occurred at January 1, 2003. The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company's results of operations for any future period (in thousands, except per share data).

	For the year ended December 31,
	2004	2003
Revenues	$70,002	$57,149
Gross margin	17,172	13,118
Operating income (loss)	3,041	(5,066)
Net income (loss)	1,236	(5,155)
Diluted net income (loss) per share	.20	(.94)

4. PREMOTEC ACQUISITION

        On August 23, 2004, the Company completed the acquisition of Premotec Beheer B.V. (Beheer) and its wholly owned, sole operating subsidiary, Precision Motor Technology B.V. (Premotec), located in Dordrecht, The Netherlands from Premotec Holding B.V., all limited liability companies incorporated in The Netherlands, pursuant to the Stock Purchase Agreement dated July 23, 2004. Neither the companies acquired nor the seller are related to the Company, and there is no material relationship between those companies and the Company, other than in respect of this acquisition. The acquisition was completed to achieve European presence to provide additional opportunities for the sale and support of the all of the Company's products while increasing purchasing volume provided by Premotec to enhance the Company's strategic sourcing opportunities. The purchase price was EUR 3.75 million plus expenses (approximately $5 million total purchase price). The cash portion of the consideration of EUR 2.5 million (U.S. $3.1 million) was funded by a term loan, a line of credit and an overdraft facility from a Netherlands bank and is discussed more thoroughly in Note 6 below. The remaining portion of the consideration of EUR 1.25 million (U.S. $1,471,000) was funded by the issue of 263,231 shares of the Company's common stock (at market value) to the seller, Premotec Holding B.V. The expenses of the acquisition were funded from the Company's cash balances and amounts available under the lines of credit.

        The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their respective estimated fair values at the date of acquisition. The net purchase price allocation was as follows (in thousands):

Cash	$82
Trade receivables	649
Inventories	1,740
Prepaid expenses and other	426
Property, plant and equipment	1,165
Amortizable intangible assets	1,869
Goodwill	2,283
Accounts payable	(1,142)
Accrued liabilities and other current liabilities	(1,054)
Long-term capital lease obligations	(47)
Deferred income taxes	(971)

Net purchase price	$5,000

        The amortization of acquired goodwill and intangible assets are non-deductible for tax purposes in accordance with tax regulations in The Netherlands. The amortizable intangible assets are amortized as discussed in Note 5.

5. GOODWILL AND INTANGIBLE ASSETS

        Included in goodwill and intangible assets in the Company's consolidated balance sheets are the following intangible assets (in thousands):

	December 31, 2004	December 31, 2003	Estimated Life
Goodwill	$13,246	$5,213

Amortizable intangible assets:
Customer lists	4,506	1,930	8 years
Trade names	1,340	740	10 years
Design and technologies	2,631	—	8 years
Accumulated amortization	(1,099)	(446)

Total net intangible assets	7,378	2,224

Total goodwill and net intangible assets	$20,624	$7,437

        The change in the carrying amount of goodwill for 2004 is as follows (in thousands):

Balance as of December 31, 2003	$5,213
Goodwill resulting from acquisition of Owosso Corporation	5,502
Goodwill resulting from acquisition of Premotec	2,283
Effect of foreign currency translation	248

Balance as of December 31, 2004	$13,246

        The change in goodwill from December 31, 2003 is due to the acquisitions of Owosso (see note 3) and Premotec (see note 4). Amortization expense for intangible assets for the years 2004, 2003 and Transition Period and Fiscal Year 2002 was $647,000, $315,000, $131,000 and $5,000 respectively. Estimated amortization expense for intangible assets is $1,075,000 for each of the years ended December 31, 2005 through 2009. The receipt during the fourth quarter of the third party appraisals for the acquisitions of Owosso and Premotec resulted in final adjustments to increase goodwill and reduce other intangibles by $565,000 based on revisions to the Company's preliminary valuation of other intangibles.

6. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2004	December 31, 2003
Domestic revolving line-of-credit(A)	$3,615	$750
Foreign revolving line-of-credit(B)	626	—
Bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank's base rate plus 2%, minimum of 4.75% (4.75% as of December 31, 2004), due on demand, secured by Premotec's inventory	422
Term loan payable to bank in monthly installments of $42 plus interest at 8.38%, paid in May 2004	—	1,083
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	2,618	—
Term loan payable to bank in monthly installments of $59 plus interest at the bank's prime rate plus 0.75% (6.0% as of December 31, 2004), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	4,585	—
Term loan payable to bank in quarterly installments of EUR 80 ($109 at December 31, 2004 exchange rate) plus interest at 4.79% until August, 2005, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Beheer shares	2,074	—
Term loan payable to bank in monthly installments of $1 plus interest at 7.89%, due November 2009, secured by automobile	43	—

Total	13,983	1,833
Less current maturities	(6,904)	(1,833)

Long-term debt obligations	$7,079	$—

(A)
Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 80% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement. The line-of-credit expires in May 2007, unless extended. Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability. Borrowings under the line-of-credit bear interest at a rate equal to the banks' prime rates plus 1% (6.25% as of December 31, 2004). All borrowings are collateralized by substantially all assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability. As of December 31, 2004, the Company was in compliance with such covenants.

(B)
Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 80% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement. The line-of-credit expires in August 2006, unless extended. Borrowings under the line-of-credit bear interest at a rate equal to the bank's base rate plus 1.75%, with a minimum of 4.75% (4.75% at December 31, 2004). Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.

        Future maturities of debt obligations are as follows as of December 31, 2004:

2005	$6,904
2006	2,240
2007	4,057
2008	446
2009	336

$13,983

7. INCOME TAXES

        The benefit (provision) for income taxes is based on income (loss) before income taxes from continuing operations as follows (in thousands):

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Domestic	$3,151	$900	$(287)	$(601)
Foreign	258	67	372	525

Income (loss) before income taxes from continuing operations	$3,409	$967	$85	$(76)

        Components of the total benefit (provision) for income taxes are as follows (in thousands):

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Current benefit (provision):
Domestic	$(131)	$441	$(103)	$(310)
Foreign	(127)	(20)	(22)	(505)

Total current benefit (provision)	(258)	421	(125)	(815)
Deferred benefit (provision):
Domestic	(1,063)	(440)	(107)	1,135
Foreign	162	—	—	—

Total deferred benefit (provision)	(901)	(440)	(107)	1,135
Benefit (provision) for income Taxes	$(1,159)	$(19)	$(232)	$320

        The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the Transition Period ended December 31, 2002	For the fiscal year ended June 30, 2002
Tax benefit (provision) on income from continuing operations, computed at statutory rate	$(1,159)	$(328)	$(29)	$26
State tax, net of federal impact	(150)	(88)	(27)	20
Nondeductible expenses	(30)	(48)	(8)	(31)
Permanent tax deductions	109	—	—	—
Impact of foreign tax rates and credits	(1)	3	22	—
Adjustments to prior year accruals(1)	—	144	—	—
Effect of changes in enacted tax law	124	—	—	—
Prior year state tax refund(2)	—	298	—	—
Expiration of tax credits	(59)	—	—	—
Other	7	—	2	16

Benefit (provision) for income taxes from continuing operations	(1,159)	(19)	(40)	31
Benefit (provision) for income taxes from discontinued operations	—	—	(192)	289

Benefit (provision) for income taxes	$(1,159)	$(19)	$(232)	$320

(1)
Adjustments relate to the resolution of certain prior year income tax related issues.

(2)
Refund relates to the realization of a prior year state income tax refund for Motor Products from periods prior to the acquisition.

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Allowances and other accrued liabilities	$303	$597
Tax credit carryforwards	233	500
Net operating loss carryforwards	1,002	1,035
Valuation allowance	(352)	(352)

Net deferred tax assets	1,186	1,780

Deferred tax liability:
Property, plant and equipment	(1,170)	(868)
Goodwill and intangibles	(1,134)	(95)

Net deferred tax liabilities	(2,304)	(963)

Net deferred tax (liabilities) assets	$(1,118)	$817

        The net deferred tax (liabilities) assets are classified as follows in the accompanying consolidated balance sheets (in thousands):

	December 31, 2004	December 31, 2003
Current deferred tax assets	$1,186	$1,247
Non-current deferred tax liabilities	(2,304)	(430)

Net deferred tax assets	$(1,118)	$817

        The Company has domestic tax credit carryforwards of $233,000 expiring in 2005 through 2007 and a domestic net operating loss carryforward of $2,782,000 expiring in 2022 through 2023. Tax credit carryforwards of $59,000 expired in 2004. As a result, a reduction in the valuation allowance was recorded. The reduction was offset by an equal amount of additional valuation allowance recorded in relation to the remaining tax credit carryforwards due to the uncertainty of realization of the remaining tax credits.

        Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2004. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset, net of valuation allowances as of December 31, 2004.

8. STOCK COMPENSATION

  Allied Motion Stock Option Plan

        At December 31, 2004 and 2003, there were options outstanding to purchase 1,687,870 and 1,323,430 shares of common stock and options available for grant to purchase 118,440 and 119,540 shares under the Company's stock option plans, respectively. Under the terms of the plans, options may not be granted at less than 85% of fair value. All options granted to date have been granted at fair value as of the date of grant. Options granted through December 31, 2003 generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant. Options granted in 2004 became exercisable on December 31, 2004.

        In conjunction with the sale of the Power and Process Business, all options held by employees of the business sold became immediately exercisable and expired on the closing date of the sale or thirty days later. All unexercised options on the expiration dates were forfeited and became eligible for future grant by the Company. The Company recorded compensation expense of $11,000 in the Transition Period related to the accelerated vesting of these options.

        Option activity during years 2004 and 2003, the Transition Period and fiscal year 2002 was as follows:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 2001	1,052,637	$3.66	460,857	$2.36
Granted	415,960	2.93
Forfeited	(18,600)	4.25
Exercised	(15,000)	1.62

Outstanding at June 30, 2002	1,434,997	3.46	680,814	3.07
Granted	230,000	2.39
Forfeited	(346,674)	4.24
Exercised	(125,993)	1.72

Outstanding at December 31, 2002	1,192,330	3.21	685,535	3.41
Granted	197,000	1.98
Forfeited	(65,900)	3.89

Outstanding at December 31, 2003	1,323,430	3.00	836,242	3.35
Granted	404,600	5.01
Forfeited	(11,000)	5.94
Exercised	(29,160)	1.66

Outstanding at December 31, 2004	1,687,870	3.48	1,443,870	3.69

        Exercise prices for options outstanding and exercisable at December 31, 2004 are as follows:

	Range of Exercise Prices			Total
	$1.13—$2.90	$3.20—$4.83	$5.46—$6.72	$1.13—$6.72
Options Outstanding:
Number of options	897,500	508,470	281,900	1,687,870
Weighted average exercise price	$2.32	$4.15	$5.99	$3.48
Weighted average remaining contractual life	3.8 years	5.9 years	5.6 years	4.7 years
Options Exercisable:
Number of options	670,833	491,137	281,900	1,443,870
Weighted average exercise price	$2.36	$4.18	$5.99	$3.69

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which supersedes APB Opinion 25 and related interpretations. SFAS 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of fiscal 2005. For outstanding awards accounted for under APB No. 25 or SFAS No. 123, stock compensation expense must be recognized in earnings after June 15, 2005 for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123.

  Allied Motion Employee Stock Purchase Plan

        As of December 31, 2004, the Employee Stock Purchase Plan (ESPP) provided for the issuance of up to 351,743 shares of capital stock through payroll deductions. Employees who choose to participate in the ESPP receive an option to purchase capital stock at a discount equal to the lower of 85 percent of the fair market value of the capital stock on the first or last day of an offering period. Employees purchased 29,000, 37,000, 6,000 and 44,000 shares under the ESPP during the years 2004, 2003, the Transition Period and fiscal year 2002, respectively.

  Allied Motion Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in year 2004, 2003, the Transition Period and fiscal year 2002) or ii) the annual interest payable on any note outstanding to the Company. Company contributions to the Plan were $181,000, $51,000, $29,000, and $37,000 accrued for years 2004 and 2003, the Transition Period and fiscal year 2002, respectively.

        During 2003, the Company loaned $200,000 to the ESOP so that the ESOP could acquire 130,719 newly issued shares of the Company's common stock. The shares issued to the ESOP were pledged as collateral for the debt. Company contribution amounts are used in the following year to repay the debt or acquire new shares for the plan. During 2004, the contributions were used to repay $45,000 of the loan balance. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year compared to the total debt service estimated for the current and future years. During 2003, the Transition Period and Fiscal Year 2002, contributions were used to acquire 17,000, 14,000 and 33,000, respectively, of newly issued shares of the Company.

  Allied Motion Employee Stock Repurchase Program

        The Company offers of stock repurchase program whereby up to $125,000 per year may be used to repurchase shares of common stock from employees at fair value. The Company repurchased 6,000, 2,000, 15,000 and zero shares during 2004, 2003, the Transition Period and Fiscal Year 2002, respectively.

9. LOANS RECEIVABLE FOR STOCK

        At December 31, 2004 the Company had $155,000 receivable from its ESOP. This represents the unpaid balance of the original $200,000 the Company loaned to the Plan during 2003. The note bears an annual interest rate of 5.75% and is scheduled to mature May 31, 2018. The ESOP used contributions from the Company to repay the loan balance. On March 15, 2005, the 2004 contribution amount of $181,000 was used to repay the loan balance and purchase 2,070 shares of newly issued shares of the Company.

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

        At December 31, 2004, the Company maintains leases for certain facilities and equipment. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2005	$570
2006	422
2007	237
2008	241
2009	222
Thereafter	850

$2,542

        Rental expense was $551,000, $468,000, $243,000 and $531,427 in Years 2004 and 2003, the Transition Period and fiscal year 2002, respectively.

  Capital Leases

        The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the accompanying consolidated balance sheets as property, plant and equipment and was $610,000 and $500,000 at December 31, 2004 and 2003, respectively. Accumulated amortization of the leased equipment at December 31, 2004 and

December 31, 2003 was $106,000 and $18,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

        The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2004, are as follows (in thousands):

Year ending December 31,
2005	$216
2006	174
2007	75

Total minimum lease payments	465
Less: amount representing interest	41

Present value of net minimum lease payments	424
Less: Current maturities of capital lease obligations	183

Long-term capital lease obligations	$241

  Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with seven key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of salary and bonus that could be required to be paid under these contracts, if such events occur, totaled approximately $1,731,000 and $516,000, respectively as of December 31, 2004. In addition to the salary, severance benefits include payment of 20% of annual salary for life, disability, accident and health insurance for 24 months and a pro-rata calculation of bonus for the current year.

  Litigation

        In 2001, the Company was named, with other parties, as a defendant in an environmental contamination lawsuit. During the Transition Period, the Company agreed to settle this lawsuit. Accordingly, as of June 30, 2002, an estimated charge for the settlement and related legal fees of $1,429,000 ($961,000, net of tax) was recorded. This charge is included in the results of discontinued operations. The lawsuit relates to property that was occupied by the Company's Power business over thirty-seven years ago. While the Company believes the suit was without merit, it agreed to the settlement to eliminate the future costs of defending itself and the uncertainty and risks associated with litigation. As of December 31, 2004, all amounts were paid in full.

        The Company is also involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

11. PENSION AND POSTRETIREMENT WELFARE PLANS

  Pension Plan

        Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004	December 31, 2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,245	$3,073
Service cost	90	85
Employee contributions	13	13
Interest cost	197	185
Actuarial loss	542	82
Benefits paid	(205)	(193)

Projected benefit obligation at end of period	$3,882	$3,245

Change in plan assets:
Fair value of plan assets at beginning of period	$3,131	$2,770
Actual return on plan assets	299	541
Employee contributions	13	13
Benefits and expenses paid	(205)	(193)

Fair value of plan assets at end of period	$3,238	$3,131

	December 31, 2004	December 31, 2003
Excess of projected benefit obligation over fair value of plan assets	$644	$114
Unrecognized (loss) gain	(74)	441

Accrued pension cost	$570	$555

        The accumulated benefit obligation for the pension plan was $3,773,000 at December 31, 2004 and $3,165,000 at December 31, 2003.

        Components of net periodic pension expense included in the consolidated statements of operations for years 2004 and 2003 and the six-month period ended December 31, 2002 (from the date of acquisition of Motor Products) are as follows (in thousands):

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002
Service cost	$90	$85	$41
Interest cost on projected benefit obligation	197	185	89
Expected return on assets	(273)	(241)	(115)

Net periodic pension expense	$14	$29	$15

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2004	December 31, 2003
Discount rate	5.75%	6.00%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2004	For the year ended December 31, 2003
Discount rate	5.75%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increases	5.00%	5.00%

        The Company does not expect to fund the pension plan in 2005.

        The expected rate of return is based on the targeted asset allocation of 70% equity securities and 30% fixed income securities.

        The pension plan assets allocation at December 31, 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
Cash equivalents	1%	1%
Equity securities	70%	65%
Fixed income securities	29%	34%

Total	100%	100%

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

  Postretirement Welfare Plan

        Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products. No contributions from retirees are required and the plan is funded by the general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004	December 31, 2003
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$2,136	$2,327
Service cost	46	61
Interest cost	146	122
Actuarial loss (gain)	1,272	(295)
Benefits paid	(78)	(79)

Accumulated postretirement benefit obligation at end of period	$3,522	$2,136

Accrued postretirement benefit cost at the beginning of period	$2,388	$2,277
Net periodic postretirement cost	192	190
Employer contribution	(78)	(79)

Accrued postretirement benefit cost at end of period	$2,502	$2,388

        Net periodic postretirement benefit costs included in the consolidated statements of operations for the years 2004 and 2003, and the six-month period ended December 31, 2002 (from the date of acquisition of Motor Products) are as follows (in thousands):

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the six-month period ended December 31, 2002
Service cost	$46	$61	$21
Interest cost	146	122	59
Amortization of Gain	—	(5)	—

Total	$192	$178	$80

        For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to the ultimate rate by a said year, and remain at that level thereafter, per the following:

	December 31, 2004	December 31, 2003
Annual rate of increase per capita of covered health care benefits	12.00%	8.50%
Ultimate rate	5.00%	4.00%
Year ultimate rate is reached	2013	2014

        The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by $711,200 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for year 2004 by $43,600. Decreasing the assumed healthcare postretirement benefit obligation as of December 31, 2004 by 1% decreases the accumulated postretirement benefit obligation by $546,100 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for year 2004 by $32,900. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 6.00% as of December 31, 2004 and 2003, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 5.75% for 2004 and 6.00% for 2003.

        The Company does not expect to contribute to the postretirement welfare plan during 2005.

12. RESTRUCTURING CHARGES

        Restructuring charges include the costs associated with the Company's strategy of reducing its facility requirements and implementing lean manufacturing initiatives. These charges consist of costs that are incremental to the Company's ongoing operations and, for Years 2004 and 2003, include employee termination related charges. The Company recorded restructuring charges of $10,000 and $211,000 in Years 2004 and 2003, respectively.

        At December 31, 2004, there were no outstanding liabilities related to the restructuring charges included in accrued liabilities and other in the consolidated balance sheet.

13. SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, the Company's chief operating decision maker has been identified as the Office of the President and Chief Operating Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying consolidated financial statements and within this note.

        The Company's wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands and the Company's wholly-owned foreign subsidiary in the United Kingdom which was merged into the Emoteq subsidiary during Year 2003 are included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiaries are summarized below (in thousands):

	For the year ended and as of December 31, 2004	For the year ended and as of December 31, 2003	For the six-month period ended and as of December 31, 2002	For the fiscal year ended and as of June 30, 2002
Revenues derived from foreign subsidiaries	$5,018	$773	$735	$1,399
Identifiable assets	8,927	34	1,296	1,179

        Sales to customers outside of the United States were $13,737,000, $7,371,000, $3,572,000, and $4,880,000, in years 2004 and 2003, the Transition Period and fiscal year 2002, respectively.

        During Years 2004 and 2003, the Transition Period and Fiscal Year 2002, no single customer accounted for more than 10% of total revenues.

14. DISCONTINUED OPERATIONS

        On July 29, 2002, the Company sold substantially all the assets of its Power and Process Business to Qualitrol Power Products, LLC (Qualitrol Power) and its affiliate Danaher UK Industries, Limited (DUKI). Both Qualitrol Power and DUKI are direct or indirect subsidiaries of Danaher Corporation, a publicly traded corporation under the symbol DHR. The Power and Process Business was comprised of power instrumentation products, systems and automation products, and process instrumentation products. It also included investments in two Chinese joint ventures; a 25% interest in Kehui and a 40% interest in HPMS, which were also sold.

        Proceeds from the sale of substantially all of the Power and Process Business were $8,182,000 plus the assumption of certain related liabilities. Selling costs incurred were $1,278,000. The after tax gain on the sale was $1,019,000. The Company received net proceeds of $7,020,000 in the Transition Period and $500,000 in the year 2003.

        The remaining assets of the Power and Process Segment related to the Company's Calibrator Business. On March 6, 2003, the Company completed the sale of its Calibrator Business to a subsidiary of Martel Electronics Corp. The proceeds consisted of $200,000 received in March, 2003 plus $50,000 received in March, 2004. The amount due is included in prepaid expenses and other current assets in the accompanying December 31, 2003 balance sheet. After consideration of selling costs of $51,000 incurred in the first quarter of 2003, the net proceeds on the sale were $199,000. Due to a writedown of the carrying value of the Calibrator Business to its estimated fair value at September 30, 2002, there was no gain or loss recorded on the finalization of the sale.

        In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present these businesses as discontinued operations. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and have been reported under the captions, "Income (loss) from discontinued operations" for all appropriate periods. In addition, certain of these Notes have been recast for all periods to reflect the discontinuance of these operations.

        Summary results for the discontinued operations are as follows (in thousands):

	For the six-month period ended December 31, 2002	For the fiscal year ended June 30, 2002
Revenues	$1,342 (a)	$26,336

Income (loss) from discontinued operations:
Gain on the sale of Power and Process, net of tax provision of $680	$1,019	$—

Operating results:
Loss from operations	(1,224)	(510)
Tax benefit	488	289

Operating loss from discontinued operations	(736)	(221)

Income (loss) from discontinued operations	$283	$(221)

(a)
Includes one month Power and Process Business revenues and six months Calibrator Business revenues.

15. INVESTMENTS IN JOINT VENTURES

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

        The Company recorded the following in its consolidated statements of operations, all of which are now included in the results of discontinued operations (in thousands):

For the fiscal year ended June 30, 2002
Share of income under equity method of accounting	$159
Gain on sale of investment in Si Fang	674

16. ISSUANCE OF RESTRICTED STOCK

        During 2004, the Company issued 198,177 shares of unregistered restricted common stock under the terms of a Stock Purchase Agreement. The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert, a consultant to the Company, and members of his immediate family. The $1,000,000 aggregate purchase price for the shares represented the fair value of the stock at the time the Company received the purchase price.

        During 2003, the transition period and the Fiscal Year 2002, the Company issued 1,000, 16,000 and zero shares of restricted stock for services provided.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2004 and 2003, the two quarters in the Transition Period and the four quarters in fiscal year 2002 is as follows (in thousands, except per share data):

Year 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,248	$15,104	$18,042	$18,344
Gross margin	3,047	4,064	4,563	4,784
Income from continuing operations	427	608	612	603
Diluted income per share from continuing operations	.08	.10	.09	.09
Year 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,176	$9,736	$9,838	$10,684
Gross margin	2,203	2,553	2,292	3,219
Income (loss) from continuing operations	(149)	302	403	392
Diluted (loss) income per share from continuing operations	(0.03)	0.06	0.08	0.07
Transition Period	First Quarter	Second Quarter
Revenues	$8,020	$9,171
Gross margin	1,896	2,126
Income (loss) from continuing operations	(52)	97
Income from discontinued operations	243	40
Diluted (loss) income per share from continuing operations	(0.01)	0.02
Fiscal year 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,646	$4,222	$4,051	$3,804
Gross margin	996	1,392	1,290	1,425
Income (loss) from continuing operations	(73)	133	(57)	(48)
Income (loss) from discontinued operations	(165)	(57)	364	(363)
Diluted (loss) income per share from continuing operations	(0.01)	0.02	(0.01)	(0.01)

Included in the results of discontinued operations for the fourth quarter of fiscal year 2002 is a pretax charge for litigation settlement and related legal fees of $1,429,000.

Item 9A. Controls and Procedures.

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2004 the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K and concluded that they are effective.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this item is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan" included in Item 5 of the Form 10-K.

Item 13. Certain Relationships and Related Transactions.

        Effective September 1, 1998, the Company entered into a Consulting Agreement with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Mr. Prince is the Chairman of the Board of Directors and a major stockholder of the Company. Under the Consulting Agreement, he will be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During years 2004 and 2003, the Transition Period and fiscal year 2002, Mr. Prince was not paid for providing any consulting services.

Item 14. Principal Accountant Fees and Services

        Information required by this item is set forth in the section entitled "Principal Accountant Fees and Services", in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements
a)
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003.

b)
Consolidated Statements of Operations for the years 2004 and 2003, the six month period ended December 31, 2002 and the fiscal year ended June 30, 2002.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2004 and 2003, the six month period ended December 31, 2002 and the fiscal year ended June 30, 2002.

d)
Consolidated Statements of Cash Flows for the years 2004 and 2003, the six month period ended December 31, 2002 and the fiscal year ended June 30, 2002.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

2.
Financial Statement Schedules
II.
Valuation and Qualifying Accounts.

3.
Exhibits

Exhibit No.	Subject
3.1	Restated Articles of Incorporation filed with the Colorado Secretary of State on November 13, 1989. (Incorporated by reference to Exhibit 3.1 to the Company's Form S-3 Registration Statement as filed on September 17, 2004.)
3.2
Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 29, 1993. (Incorporated by reference to Exhibit 3.2 to the Company's Form S-3 Registration Statement as filed on September 17, 2004.)
3.3
Amendment to Articles of Incorporation filed with the Colorado Secretary of State on October 31, 2002. (Incorporated by reference to Exhibit 3.3 to the Company's Form S-3 Registration Statement as filed on September 17, 2004.)
3.4	By-laws of the Company, amended and restated as of July 21, 2004. (Incorporated by reference to Exhibit 3.2 to the Company's Form S-3 Registration Statement as filed on September 17, 2004.)
10.0*	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.)
10.1*
Consulting Agreement between Hathaway Corporation and Eugene E. Prince dated September 1, 1998. (Incorporated by reference to Exhibit 10.20 to the Company's Form 8-K for the fiscal year ended June 30, 1999.)
10.2*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.)
10.3*	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 21, 2000.)

10.4
Asset Purchase Agreement By and Among Qualitrol Power Products, LLC, Danaher UK Industries Limited, Hathaway Systems Corporation, Hathaway Industrial Automation, Inc., Hathaway Process Instrumentation Corporation, Hathaway Systems, Ltd. and Hathaway Corporation. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated June 24, 2002.)
10.5
Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended June 30, 2002.)
10.6
Agreement and Plan of Merger, dated as of February 10, 2004, by and among Allied Motion Technologies Inc., AMOT Inc. and Owosso Corporation. (Incorporated by reference to the Company's Form S-4/A as filed on March 26, 2004.)
10.7
Share Purchase Agreement dated July 23, 2004 by and among Premotec Holding B.V., Premotec Beheer B.V., Allied Motion Technologies Netherlands BV, and Allied Motion Technologies Inc. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K dated August 23, 2004.)
10.8*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.)
10.9*
Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective August 1, 2003. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003.)
10.10*
Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective July 24, 2003. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003.)
10.11*
Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, effective March 1, 2003. (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2003.)
10.12*
Change of Control Agreement between Hathaway Corporation and Richard S. Warzala, effective May 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2003.)
10.13*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 29, 2004.)
10.14
Revolving Credit and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies, PNC Bank, National Association and Silicon Valley Bank. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated February 8, 2005.)

10.15
Term Loan and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies and PNC Bank, National Association. (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 8, 2005.)
10.16
Term Loan and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies and Silicon Valley Bank. (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated February 8, 2005.)
10.17
First Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of August 23, 2004. (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated February 8, 2005.)
10.18
Second Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated February 8, 2005.)
14.1
Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.
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

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.
By	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer, Chief Financial Officer and Director
Date: March 24, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	March 24, 2005
/s/ EUGENE E. PRINCE Eugene E. Prince	Chairman of the Board of Directors	March 24, 2005
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 24, 2005
/s/ DELWIN D. HOCK Delwin D. Hock	Director	March 24, 2005
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	March 24, 2005
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 24, 2005

ALLIED MOTION TECHNOLOGIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Other	Balance at End of Period
Year Ended
December 31, 2004:
Reserve for bad debts	$106	$61	$(32)	$—	$135
Reserve for excess or obsolete inventories	$881	$612	$(671)	$—	$822
Valuation allowance for deferred tax assets	$352	$59	$(59)	$—	$352
Year Ended
December 31, 2003:
Reserve for bad debts	$148	$47	$(89)	$—	$106
Reserve for excess or obsolete inventories	$1,024	$135	$(278)	$—	$881
Valuation allowance for deferred tax assets	$424	$—	$(72)	$—	$352
Transition Period Ended
December 31, 2002:
Reserve for bad debts	$64	$52	$(9)	$41	$148
Reserve for excess or obsolete inventories	$697	$92	$(224)	$459	$1,024
Valuation allowance for deferred tax assets	$424	$—	$—	$—	$424
Year Ended June 30, 2002:
Reserve for bad debts	$60	$34	$(30)	$—	$64
Reserve for excess or obsolete inventories	$690	$247	$(240)	$—	$697
Valuation allowance for deferred tax assets	$424	$—	$—	$—	$424