Form 10-Q
period 2005-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2005-05-12
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
March 31, 2005	0-4041
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

Number of Shares of the only class of Common Stock outstanding:  6,104,272 as of May 6, 2005

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$312	$456
Trade receivables, net of allowance for doubtful accounts of $144 and $135 at March 31, 2005 and December 31, 2004, respectively	10,700	9,353
Inventories, net	9,682	9,382
Deferred income taxes	1,165	1,186
Prepaid expenses and other	497	518
Total Current Assets	22,356	20,895
Property, plant and equipment, net	13,215	13,301
Goodwill and intangible assets	20,029	20,624
Total Assets	$55,600	$54,820

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$180	$183
Debt obligations	9,251	6,904
Accounts payable	4,799	4,669
Accrued liabilities and other	4,735	6,003
Total Current Liabilities	18,965	17,759
Long-term capital lease obligations, net of current portion	196	241
Debt obligations, net of current portion	6,405	7,079
Deferred income taxes	2,178	2,304
Pension and post-retirement obligations	3,163	3,077
Total Liabilities	30,907	30,460

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,103 and 6,070 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	14,307	14,169
Loan receivable from Employee Stock Ownership Plan	—	(155)
Retained earnings	10,215	10,047
Cumulative translation adjustments	171	299
Total Stockholders’ Investment	24,693	24,360
Total Liabilities and Stockholders’ Investment	$55,600	$54,820

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	For the three months ended March 31,
	2005	2004
Revenues	$18,455	$11,248
Cost of products sold	14,367	8,201
Gross margin	4,088	3,047

Operating costs and expenses:
Selling	790	496
General and administrative	1,507	1,230
Engineering and development	987	510
Amortization of intangible assets	256	79
Total operating costs and expenses	3,540	2,315
Operating income	548	732

Other income (expense), net:
Interest expense	(254)	(40)
Other income (expense), net	(9)	3
Total other expense, net	(263)	(37)
Income before income taxes	285	695
Provision for income taxes	(117)	(268)

Net income	$168	$427

Basic net income per share:
Net income per share	$0.03	$0.09
Basic weighted average common shares	6,084	5,020

Diluted net income per share:
Net income per share	$0.02	$0.08
Diluted weighted average common shares	7,139	5,499

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$168	$427
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	813	374
Provision for doubtful accounts	3	2
Provision for obsolete inventory	51	71
Deferred income taxes	(58)	236
Loss on disposition of assets	47	—
Other	(12)	4
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(1,423)	(499)
Inventories, net	(450)	(879)
Prepaid expenses and other	18	133
Increase (decrease) in -
Accounts payable	194	305
Accrued liabilities and other	(853)	(542)
Net cash used in operating activities	(1,502)	(368)

Cash Flows From Investing Activities:
Purchase of property and equipment	(579)	(184)
Acquisition costs for Owosso Corporation	(158)	(317)
Net proceeds from sale of Calibrator Business	—	50
Net cash used in investing activities	(737)	(451)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	2,439	—
Repayments on term loans	(596)	(126)
Repayment of capital lease obligations	(45)	(31)
Stock transactions under employee benefit stock plans	290	(13)
Net cash provided by (used in) financing activities	2,088	(170)

Effect of foreign exchange rate changes on cash	7	—

Net decrease cash and cash equivalents	(144)	(989)

Cash and cash equivalents at beginning of period	456	1,960

Cash and cash equivalents at March 31	$312	$971

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$235	$40
Income taxes, net	243	31

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the December 31, 2004 Annual Report and Form 10-K previously filed by the Company.

2.                                      Owosso Merger

On May 10, 2004, the Company completed the merger of Owosso Corporation, and its sole remaining operating subsidiary Stature Electric, Inc. (Owosso) located in Watertown, New York, with a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004.  The accompanying condensed consolidated financial statements include the operating results of Owosso subsequent to May 10, 2004.

The following presents the Company’s unaudited pro forma financial information for the three months ended March 31, 2004 after certain pro forma adjustments giving effect to the acquisition of Owosso as if it had occurred at January 1, 2004.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

For the three months ended March 31, 2004
Revenues	$15,770
Gross margin	3,744
Operating income	251
Net loss	(8)
Diluted net loss per share	(0.0)

3.                                      Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2003	December 31, 2004
Parts and raw materials, net	$5,573	$5,482
Work-in process, net	2,151	2,017
Finished goods, net	1,958	1,883
	$9,682	$9,382

4.                                      Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2005	December 31, 2004
Land	$167	$167
Building and improvements	4,633	4,560
Machinery, equipment, tools and dies	13,716	12,730
Furniture, fixtures and other	1,112	1,770
	19,628	19,227
Less accumulated depreciation	(6,413)	(5,926)
	$13,215	$13,301

5.                                      Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost is reflected in net income.   Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”, the Company’s net income would have been adjusted to the following amounts (in thousands, except per share data):

	For the three months ended March 31,
	2005	2004
Net income:
Reported net income	$168	$427
Stock-based compensation expense, net of taxes	(26)	(72)
Pro forma net income	$142	$355

Basic net income per share:
Reported basic net income per share	$0.03	$0.09
Pro forma basic net income per share	$0.02	$0.07

Diluted net income per share:
Reported diluted net income per share	$0.02	$0.08
Pro forma diluted net income per share	$0.02	$0.06

Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the three months ended March 31, 2004
Risk-free interest rate	2.9%
Expected dividend yield	0.0%
Expected life	6 years
Expected volatility	102.7%

There were no options granted during the three months ended March 31, 2005.  During the quarter ended March 31, 2004, the weighted average fair value of options granted, assuming the Black-Scholes option-pricing model was $3.68 and the total fair value of options granted was $97,000.  These amounts are being amortized over the vesting periods of the options for purposes of this disclosure.

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

No employee stock purchase rights were issued pursuant to the Employee Stock Purchase Plan during the quarters ended March 31, 2005 or 2004.

6.                                      Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method.  Stock options to purchase zero and 262,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted income per share for the quarters ended March 31, 2005 and 2004, respectively, since the results would have been anti-dilutive.

7.                                      Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, the Company’s chief operating decision maker has been identified as the Office of the President and Chief Operating Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries are summarized below (in thousands):

	For the three months ended March 31,
	2005	2004

Revenues derived from foreign subsidiaries	$3,392	$—
Identifiable assets	$8,744	$—

Sales to customers outside of the United States were $5,108,000 and $2,348,000 during the quarters ended March 31, 2005 and 2004.

During the quarters ended March 31, 2005 and 2004, no single customer accounted for more than 10% of total revenues.

8.                                      Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Net income	$168	$427
Foreign currency translation adjustment	(128)	—
Comprehensive income	$40	$427

9.                                      Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the         following intangible assets (in thousands):

	March 31, 2005	December 31, 2004	Estimated Life
Goodwill	$13,008	$13,246
Amortizable intangible assets
Customer lists	4,451	4,506	8	years
Trade name	1,340	1,340	10	years
Design and technologies	2,576	2,631	8	years
Accumulated amortization	(1,346)	(1,099)
Total intangible assets	7,021	7,378
Total goodwill and intangible assets	$20,029	$20,624

The change in the carrying amount of goodwill for 2005 is as follows (in thousands):

Balance as of December 31, 2004	$13,246
Effect of foreign currency translation	(136)
Other	(102)
Balance as of March 31, 2005	$13,008

Amortization expense for intangible assets for the quarters ended March 31, 2005 and 2004 was $256,000 and $79,000, respectively.

10.                               Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Domestic revolving line-of-credit (A)	$5,748	$3,615
Foreign revolving line-of-credit (B)	990	626
Bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, minimum of 4.75% (4.75% as of March 31, 2005), due on demand, secured by Premotec’s inventory	305	422
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	2,347	2,618
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (6.5% as of March 31, 2005), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	4,406	4,585
Term loan payable to bank in quarterly installments of EUR 80 ($103 at March 31, 2005 exchange rate) plus interest at 4.79% until August, 2005, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Beheer shares	1,860	2,074
Term loan payable to bank in monthly installments of $1 plus interest at 7.89%, paid in full in January 2005	—	43
Total	15,656	13,983
Less current maturities	(9,251)	(6,904)
Long-term debt obligations	$6,405	$7,079

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 80% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (6.75% as of March 31, 2005).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability.  As of March 31, 2005, the Company was in compliance with such covenants.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 80% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (4.75% at March 31, 2005).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.

11.                               Pension and Postretirement Welfare Plans

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Service cost	$36	$20
Interest cost on projected benefit obligations	58	45
Expected return on assets	(69)	(58)
Net periodic pension expense	$25	$7

The Company does not expect to fund the pension plan in 2005.

Postretirement Welfare Plan

Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products.  The plan is funded on a pay-as-you-go basis.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Service cost	$20	$10
Interest cost	47	20
Amortization of (gain) loss	8	(1)
Net periodic postretirement costs	$75	$29

The Company contributed $15,000 to the postretirement welfare plan during the three months ended March 31, 2005.  The Company expects to contribute approximately $90,000 to the postretirement welfare plan during 2005.

12.                               Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.  Those reclassifications had no impact on net income, stockholders’ investment or cash flows from operations as previously reported.

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

Business Overview

Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets.  The Company’s products are used in demanding applications in medical equipment,  HVAC systems for trucks, busses and off-road vehicles, the specialty automotive market, industrial automation, pumps,  health-fitness, defense, aerospace, semiconductor manufacturing, fiber optic-based telecommunications, printing, and graphic imaging market sectors, to name a few.

Today, five companies form the core of Allied Motion.  The companies, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of standard and customized motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

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

The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is “Applied Motion Technology/Know How”, and in the transformation of Allied Motion into a growth oriented motion company.  The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth.  AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

The acquisitions of Stature Electric and Premotec in 2004 have significantly aided the Company’s expansion into the motion industry, not only with the addition of complementary products, but also by establishing a presence in the European market.

One of the Company’s major challenges is to maintain and improve price competitiveness.  The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  The Company’s products contain certain metals and it has been experiencing increases in the  cost of these metals and has reacted by aggressively sourcing material at lower cost from Asian markets and by passing on surcharges to our customers.  In 2004, the Company began production of motor sub-assemblies at a sub-contract manufacturing facility in China and will continue to produce additional products in China that will improve margins towards the end of 2005 for some of our existing business and will open up opportunities for new business.

The Company has begun an aggressive motor development plan that will result in the release of several new products in 2005 that should start generating sales late in 2005 and into 2006.  All product development efforts are focused in adding value for our customers in our served market segments.

Management believes the continued execution of the Company’s long-term strategy will result in the constant improvement in operations and the continued strengthening of the foundation necessary to achieve long-term goals for growth in sales and profitability.

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

To achieve growth, the Company is utilizing what we call a soft implementation of various processes available to our business units through our ever evolving and expanding set of tools. This tool kit contains a well defined set of processes, training programs and procedures that are fundamental to the way we operate our businesses.  We have coined the term “AST”, for Allied’s Systematic Tools. Based on Lean and Six Sigma principles, we provide our employees with well defined methods to address various assessment, development, execution and process needs within the Company. These “Tools” include strategy development, strategy deployment, applied marketing, value stream mapping, cellular manufacturing, Six Sigma, etc.  We believe these tools will allow us to improve profitability of our existing operations as well as effectively integrate new acquisitions.

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

Operating Results

NET INCOME                    The Company had net income of $168,000 or $.02 per diluted share for the first quarter 2005 compared to net income of $427,000 or $.08 per diluted share for the same quarter last year.

REVENUES                                  Revenues were $18,455,000 in the quarter ended March 31, 2005 compared to $11,248,000 for the quarter ended March 31, 2004.  Of this 64% increase, revenues from existing businesses decreased 3% and incremental revenues achieved by Stature and Premotec contributed 67% of the increase.  The decrease in existing businesses was the result of a weakness in some of the Company’s served markets and because the Company had sales of almost $600,000 in the first quarter of last year related to a project that was completed last year and not repeated this year.

ORDER BACKLOG                           At March 31, 2005, order backlog was $22,500,000 which is a 5% increase over December 31, 2004.

GROSS MARGINS                    Gross margin as a percentage of revenues decreased to 22% for the quarter ended March 31, 2005 from 27% for the same quarter last year.  The decrease is due to a change in sales mix, (drop in sales of our higher margin business offset by sales of lower margin business), the weighting of the lower margins of the acquired businesses and the negative impact of the upward trend in the cost of the metal markets.  The Company has proactively reacted to the increased metal costs by aggressively sourcing materials from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing surcharges to our customers.  We anticipate gross margins will improve company wide as we continue to improve manufacturing efficiencies through the implementation of lean manufacturing, offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses.  We also anticipate that we will start realizing improved margins from products manufactured in our low cost manufacturing facilities toward the end of 2005.

SELLING EXPENSES                                Selling expenses in the first quarter were $790,000 compared to $496,000 for the first quarter last year.  This increase was primarily due to the acquisitions of Stature and Premotec.

GENERAL AND ADMINISTRATIVE EXPENSES                           General and administrative expenses were $1,507,000 in the quarter ended March 31, 2005 compared to $1,230,000 in the quarter ended March 31, 2004.  This $277,000 increase is due to $444,000 of incremental administration expenses from Stature and Premotec offset primarily by a decrease in compensation costs.

ENGINEERING AND DEVELOPMENT EXPENSES                     Engineering and development expenses were $987,000 in the first quarter and $510,000 in the same quarter last year.  Of the $477,000 increase in engineering and development expenses, $358,000 was due to the acquisitions of Stature and Premotec and the remaining $119,000 was due to additional expenditures associated with increasing our engineering resources and new product development.

AMORTIZATION                                             Amortization expense was $256,000 in the quarter ended March 31, 2005 and $79,000 in the same quarter last year.  This increase was due to the amortization costs related to the amortizable intangible assets acquired in the Stature and Premotec acquisitions.

INTEREST EXPENSE                              Interest expense for the first quarter ended March 31, 2005 was $254,000 compared to $40,000 in the quarter ended March 31, 2004.  The increase in interest was directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

INCOME TAXES                           Provision for income taxes was $117,000 for the first quarter this year compared to $268,000 in the first quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are not deductible for income tax purposes and the impact of differences in state and foreign tax rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $144,000 during the quarter to $312,000 at March 31, 2005.  The decrease compares to a decrease of $989,000 in the same period last year.

Net cash used in operating activities was $1,502,000 for the quarter ended March 31, 2005 compared to cash used in operating activities of $368,000 for the quarter ended March 31, 2004.  The increase was primarily due to a larger increase in accounts receivable during the first quarter this year than in the first quarter last year.  This larger increase is due to revenues of the acquired businesses which are included in accounts receivable this year whereas they were not last year, and the timing of sales throughout the quarter.

Net cash used in investing activities was $737,000 and $451,000 for the quarters ended March 31, 2005 and 2004, respectively.  During the quarters ended March 31, 2005 and 2004, the Company paid $158,000 and $317,000, respectively, of expenses related to the acquisition of Owosso Corporation.  Purchases of property and equipment were $579,000 and $184,000 in the quarters ended March 31, 2005 and 2004, respectively.  Most of the equipment purchases during the quarter ended March 31, 2005 were related to the set-up of motor sub-assembly manufacturing in China.

Net cash provided by financing activities was $2,088,000 for the quarter ended March 31, 2005 compared to net cash used in financing activities of $170,000 for the quarter ended March 31, 2004.  Borrowings on the lines-of-credit, net of repayments during the quarter ended March 31, 2005 were $2,439,000.  In the quarter ended March 31, 2005, the Company made payments of $596,000 on its term loans compared to payments of $126,000 in the same period last year.  During the quarter ended March 31, 2005 the Company received $172,000 from its employee stock ownership plan and $124,000 from employee stock option exercises offset by $6,000 of treasury stock purchased from employees.  This $290,000 cash inflow from employee benefit plans compares to $13,000 cash outflow in the first quarter last year for employee treasury stock purchases.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of March 31, 2005, the Company had $2,983,000 available on the lines-of-credit.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.

At March 31, 2005, the Company had $15,656,000 of bank debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 80% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (6.75% as of March 31, 2005).

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 80% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (4.75% at March 31, 2005).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.

The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank’s base rate plus 2%, with a minimum of 4.75% (4.75% at March 31, 2005).  The facility has no expiration date.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Inventory is valued at the lower of cost or market.  The Company monitors and forecasts expected inventory needs based on sales forecasts and historical usage of the specific inventory.  Inventory is written down or written off when it becomes obsolete or when it is deemed excess.  These determinations involve the exercise of significant judgment by management.  If actual market conditions are significantly different from those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations.  Demand for the Company’s products can fluctuate significantly, and in the past the Company has recorded substantial charges for obsolete and excess inventory.

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable.  Considerable judgment is required to project cash flows from their use and estimate the fair value if the long-lived asset is impaired.  Depending upon future assessments of fair value, there could be impairments recorded related to goodwill and other long-lived assets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS no. 123 (revised 2004), Share-Based Payment.  SFAS 123R is a revision of FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Pro forma disclosure is no longer an alternative.  The provisions of this statement will become effective in 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based awards granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate prior operating results based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosure either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will use a “modified prospective” method when it adopts SFAS 123R.

As permitted by SFAS 123, the Company currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position or cash flows.  The impact of the adoption of SFAS 123R cannot be predicted with certainty at this time because it will depend on levels of share-based awards granted in the future.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and we have not assessed the impact of this provision in the context of our net operating loss carryforwards.

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

Interest Rate Risk

The interest payable on the Company’s domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are affected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% point on the Company’s variable rate debt would have the impact of changing interest expense by approximately $133,000 annually.

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

Item 4.           Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2005 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 2.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Repurchase Program Information

Under an employee stock repurchase program first approved by the Board of Directors in fiscal year 1994, the Company may repurchase its common stock from its employees at the current market value.  The Company’s Agreement with its lenders limits employee stock repurchases to $125,000 per fiscal year.

The following table shows the purchases of stock under this program during the first quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Jan. 1 – Jan. 31, 2005	172	$7.34	172	$123,737
Feb. 1- Feb. 28, 2005	396	$7.92	396	$120,602
Mar. 1 – Mar. 31, 2005	167	$8.29	167	$119,218
Total	735	$7.87	735

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

(b)                    Reports on Form 8-K

On February 8, 2005, the Company filed a Form 8-K to report amendments dated August 23, 2004 and November 15, 2004 to the loan agreements with PNC Bank, National Association and Silicon Valley Bank.

On March 3, 2005, the Company filed a Form 8-K to report the issuance of a press release dated March 3, 2005 to report the results of operations for the fourth quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 11, 2005	ALLIED MOTION TECHNOLOGIES, INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer