Form 10-Q
period 2005-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2005-08-15
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
June 30, 2005	0-4041
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

Number of Shares of the only class of Common Stock outstanding:  6,332,113 as of August 5, 2005

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$495	$456
Trade receivables, net of allowance for doubtful accounts of $191 and $135 at June 30, 2005 and December 31, 2004, respectively	10,342	9,353
Inventories, net	9,635	9,382
Deferred income taxes	1,125	1,186
Prepaid expenses and other	367	518
Total Current Assets	21,964	20,895
Property, plant and equipment, net	13,266	13,301
Goodwill and intangible assets	19,509	20,624
Total Assets	$54,739	$54,820
Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$189	$183
Current maturities of debt obligations	9,380	6,904
Accounts payable	4,231	4,669
Accrued liabilities and other	4,231	6,003
Total Current Liabilities	18,031	17,759
Long-term capital lease obligations, net of current portion	181	241
Debt obligations, net of current portion	5,764	7,079
Deferred income taxes	2,182	2,304
Pension and post-retirement obligations	3,235	3,077
Total Liabilities	29,393	30,460
Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,332 and 6,070 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	14,909	14,169
Deferred compensation	(159)	—
Loan receivable from Employee Stock Ownership Plan	—	(155)
Retained earnings	10,583	10,047
Other comprehensive income: translation adjustments	13	299
Total Stockholders’ Investment	25,346	24,360
Total Liabilities and Stockholders’ Investment	$54,739	$54,820

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues	$18,913	$15,104	$37,368	$26,352
Cost of products sold	14,689	11,040	29,056	19,241
Gross margin	4,224	4,064	8,312	7,111
Operating costs and expenses:
Selling	806	650	1,596	1,146
General and administrative	1,424	1,417	2,931	2,647
Engineering and development	910	712	1,897	1,222
Amortization of intangible assets	253	131	509	210
Total operating costs and expenses	3,393	2,910	6,933	5,225
Operating income	831	1,154	1,379	1,886
Other income (expense), net:
Interest expense	(269)	(142)	(532)	(182)
Other income (expense), net	11	(22)	11	(19)
Total other expense, net	(258)	(164)	(521)	(201)
Income before income taxes	573	990	858	1,685
Provision for income taxes	(205)	(382)	(322)	(650)
Net income	$368	$608	$536	$1,035
Basic net income per share:
Net income per share	$0.06	$0.11	$0.09	$0.20
Basic weighted average common shares	6,172	5,334	6,128	5,176
Diluted net income per share:
Net income per share	$0.05	$0.10	$0.08	$0.18
Diluted weighted average common shares	6,784	5,897	7,007	5,699

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$536	$1,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,609	925
Provision (credit) for doubtful accounts	39	(3)
Provision for obsolete inventory	158	141
Deferred income taxes	36	578
Other	86	114
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in —
Trade receivables	(1,201)	(1,816)
Inventories	(633)	(1,180)
Prepaid expenses and other	141	308
Increase (decrease) in —
Accounts payable	(300)	525
Accrued liabilities and other	(1,153)	(400)
Net cash provided by (used in) operating activities	(682)	227
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,247)	(355)
Acquisition costs for Owosso Corporation	(208)	(13,188)
Net proceeds from sale of Calibrator Business	—	50
Net cash used in investing activities	(1,455)	(13,493)
Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	2,565	4,078
Borrowings on term loans	—	8,250
Repayments on term loans	(1,043)	(1,233)
Repayments of capital lease obligations	(37)	(66)
Issuance of unregistered stock	—	1,000
Stock transactions under employee benefit stock plans	696	115
Net cash provided by financing activities	2,181	12,144
Effect of foreign exchange rate changes on cash	(5)	—
Net increase (decrease) in cash and cash equivalents	39	(1,122)
Cash and cash equivalents at beginning of period	456	1,960
Cash and cash equivalents at June 30	$495	$838
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$492	$132
Income taxes	$251	$32

See accompanying notes to financial statements.

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

2.              Owosso Merger

On May 10, 2004, the Company completed the acquisition of Owosso Corporation (Owosso), and its sole remaining operating subsidiary Stature Electric, Inc. (Stature) located in Watertown, New York, with a wholly owned subsidiary of the Company pursuant to the terms of an Agreement and Plan of Merger dated February 10, 2004.  The accompanying condensed consolidated financial statements include the operating results of Stature subsequent to May 10, 2004.

The following presents the Company’s unaudited pro forma financial information for the quarter and six months ended June 30, 2004 after certain pro forma adjustments giving effect to the acquisition of Stature as if it had occurred at January 1, 2004.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Revenues	$17,846	$33,616
Gross margin	4,082	7,825
Operating income	554	805
Net income	30	21
Diluted net income per share	0.0	0.0

3.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2005	December 31, 2004
Parts and raw materials, net	$6,335	$6,014
Work-in process, net	1,673	1,485
Finished goods, net	1,627	1,883
	$9,635	$9,382

4.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2005	December 31, 2004
Land	$167	$167
Building and improvements	4,686	4,560
Machinery, equipment, tools and dies	14,227	13,366
Furniture, fixtures and other	1,118	1,134
	20,198	19,227
Less accumulated depreciation	(6,932)	(5,926)
	$13,266	$13,301

5.              Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

During the second quarter 2005, 47,000 restricted stock awards were granted with a three year vesting period.  The fair value of a share of restricted stock is measured at the market price of a share of nonrestricted stock on the award date and compensation expense is recorded ratably over the vesting period.  Compensation expense for the quarter and six-months ended June 30, 2005 was approximately $9,000.

The Company accounts for awards of stock options using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. All options granted have an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost with respect to stock option awards is reflected in net income.   Had compensation cost for stock option awards been determined consistent with SFAS No. 123,

“Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”, the Company’s net income would have been adjusted to the following amounts (in thousands, except per share data):

	For the three months ended June 30		For the six months ended June 30,
	2005	2004	2005	2004

Net income
Reported net income	$368	$608	$536	$1,035
Stock-based compensation expense, net of taxes	(40)	(203)	(66)	(277)
Pro forma net income	$328	$405	$470	$758
Basic net income per share:
Reported basic net income per share	$0.06	$0.11	$0.09	$0.20
Pro forma basic net income per share	$0.05	$0.08	$0.08	$0.15
Diluted net income per share:
Reported diluted net income per share	$0.05	$0.10	$0.08	$0.18
Pro forma diluted net income per share	$0.05	$0.07	$0.07	$0.13

Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant       using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Risk-free interest rate	2.9%	2.9%
Expected dividend yield	0.0%	0.0%
Expected life	6 years	6 years
Expected volatility	102.7%	102.7%

There were no options granted during the six months ended June 30, 2005.  During the quarter and six months ended June 30, 2004, the weighted average fair value of options granted, assuming the Black-Scholes option-pricing model was $3.46 and $3.49, respectively and the total fair value of options granted was $599,000 and $696,000, respectively.  These amounts are being amortized over the vesting periods of the options for purposes of this disclosure.

The fair value of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan during the six month offering periods ended June 30, 2005 and 2004 were $0.67 and $1.49 per share, respectively.  The fair value of the stock purchase rights was calculated as the difference between the stock price at the date of issuance and the employee purchase price.

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

6.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares  outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  Stock awards to purchase 271,000 and 235,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted income per share for the three months ended June 30, 2005 and 2004, respectively, since the results would have been anti-dilutive.  Stock options to purchase 133,000 and 247,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2005 and 2004, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Revenues derived from foreign subsidiaries	$3,370	$—	$6,762	$—
Identifiable assets	$8,211	$—	$8,211	$—

Sales to customers outside of the United States by all subsidiaries were $4,991,000 and $2,154,000 for the quarters ended June 30, 2005 and 2004, respectively, and $10,098,000 and $4,502,000 for the six months ended June 30, 2005 and 2004, respectively.

During the quarters  and six months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of total revenues.

8.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income	$368	$608	$536	$1,035
Foreign currency translation adjustment	(158)	—	(286)	—
Comprehensive income	$210	$608	$250	$1,035

9.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	June 30, 2005	December 31, 2004	Estimated Life
Goodwill	$12,858	$13,246
Amortizable intangible assets
Customer lists	4,387	4,506	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,511	2,631	8 years
Accumulated amortization	(1,587)	(1,099)
Net intangible assets	6,651	7,378

Total goodwill and intangible assets	$19,509	$20,624

The change in the carrying amount of goodwill for 2005 is as follows (in thousands):

Balance as of December 31, 2004	$13,246
Effect of foreign currency translation	(286)
Other	(102)
Balance as of June 30, 2005	$12,858

Amortization expense for intangible assets was $253,000 and $131,000 for the quarters ended June 30, 2005 and 2004, respectively, and $509,000 and $210,000 for the six months ended June 30, 2005 and 2004, respectively.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Domestic revolving line-of-credit (A)	$5,968	$3,615
Foreign revolving line-of-credit (B)	917	626
Bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, minimum of 4.75% (4.75% as of June 30, 2005), due on demand, secured by Premotec’s inventory	313	422
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	2,077	2,618
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (6.75% as of June 30, 2005), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	4,228	4,585
Term loan payable to bank in quarterly installments of EUR 80 ($97 at June 30, 2005 exchange rate) plus interest at 4.79% until August, 2005, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Beheer shares	1,641	2,074
Term loan payable to bank in monthly installments of $1 plus interest at 7.89%, paid in full in January 2005	—	43
Total	15,144	13,983
Less current maturities	(9,380)	(6,904)
Long-term debt obligations	$5,764	$7,079

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (7.0% as of June 30, 2005).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability.  As of June 30, 2005, the Company was in compliance with such covenants.  As of June 30, 2005, the amount available under the domestic line-of-credit was $3,031,000.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (4.75% at June 30, 2005).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of June 30, 2005, there were no amounts available under the foreign line-of-credit.

11.       Pension and Postretirement Welfare Plans

Pension Plan

Motor Products, a wholly owned subsidiary of the Company, has a defined benefit pension plan covering substantially all of its hourly union employees.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Service cost	$31	$29	$67	$49
Interest cost on projected benefit obligations	53	50	111	95
Expected return on assets	(69)	(79)	(138)	(137)
Amortization of gain	—	(3)	—	(3)
Net periodic pension expense (credit)	$15	$(3)	$40	$4

The Company does not expect to contribute to the pension plan in 2005.

Postretirement Welfare Plan

Motor Products provides postretirement medical benefits and life insurance benefits to current and former union employees hired before January 1, 1994 who retire from Motor Products.  The plan is funded on a pay-as-you-go basis.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Service cost	$21	$16	$41	$26
Interest cost	52	30	99	50
Amortization of gain	9	—	17	(1)
Net periodic postretirement costs	$82	$46	$157	$75

The Company contributed $25,000 and $40,000 to the postretirement welfare plan during the three and six months ended June 30, 2005.  The Company expects to contribute approximately $90,000 to the postretirement welfare plan during 2005.

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

The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is “Applied Motion Technology/Know How”, and in the transformation of Allied Motion into a growth oriented motion company.  The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth.  AST utilizes a tool kit to effect continuous improvement in its operating efficiencies  through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

The acquisitions of Stature and Premotec in 2004 have significantly aided the Company’s expansion into the motion industry, not only with the addition of complementary products, but also by establishing a presence in the European market.

One of the Company’s major challenges is to maintain and improve price competitiveness.  The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  The Company’s products contain certain metals and the Company has been experiencing increases in the cost of these metals.   The Company has reacted by aggressively sourcing material at lower cost from Asian markets and by passing on surcharges to its customers.  In 2004, the Company began production of motor sub-assemblies at a sub-contract manufacturing facility in China and will continue to produce additional products in China that are expected to improve margins towards the end of 2005 for some of its existing business and are expected to open up opportunities for new business.

The Company has begun an aggressive motor development plan that is expected to result in the release of several new products in 2005 that should start generating sales late in 2005 and into 2006.  All product development efforts are focused in adding value for our customers in our served market segments.

During 2005, the Company has been experiencing a decline in revenues from some of its served markets including project sales completed in 2004 that did not repeat in 2005.    The project based business that did not repeat in 2005 was high margin business and together with the generally lower margins from our acquired businesses, has resulted in a decrease in profitability.  Management believes the continued execution of the Company’s long-term strategy will result in improvement in operations and the continued strengthening of the foundation necessary to achieve long-term goals for growth in sales and profitability.

Strategy Overview

Allied Motion’s Strategic Plan is to leverage its superior expertise in the integration of electro-magnetic and other enabling technologies to address growth oriented motion applications with the most compact, differentiated products, systems, and/or solutions that provide added value for its customers.  Our intent is to be the recognized leader of motion solutions in market segments where we will enhance our position through the implementation of Allied’s Systematic Tools (AST) to drive continuous improvement in quality, cost, delivery and growth.  The Company will concentrate in geographic markets where our technical support provides an additional competitive advantage.

Allied Motion continues to make progress in implementing its corporate strategy.  To ensure the implementation of all of our critical issues that are necessary to accomplish our overall strategy, we utilize a formal process, called Strategy Deployment, in each Allied Motion operation.  The Strategy Deployment process includes the development of action plans and a rigorous and regular implementation review process to ensure we achieve the objectives of our Strategic Plan.

The Company is continuing its recruitment efforts for various engineering and sales and marketing positions to enhance its ability to increase sales.  Overhead cost reductions and the parallel recruitment efforts are consistent with improving our “Areas of Excellence” and the redeployment of resources in support of our strategy.  Key resources have been added in electrical design, mechanical design and in applied marketing and it is our belief these key resources will allow us to accelerate our current product re-design as well as our new product development efforts. The Company fully expects its recruiting efforts to result in cost effective and innovative new designs and solutions that will provide us with the technology platform to obtain a leadership position in our served market segments.

The Company’s sales team is focused on selected vertical target market segments to achieve a much better understanding of these markets, and through continuous emphasis on its applications expertise the Company will continue to provide improved support for its customers which the Company believes should contribute to the Company’s growth in sales and profitability.

One of our major challenges, and a risk to our business, is to maintain and improve our price competitiveness.  Our customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  For the Company to continue to be competitive in its markets, the Company must have the ability to continuously improve its cost of doing business while maintaining and improving the quality and performance of its products.  To accomplish this, the Company has placed significant emphasis on reducing its costs through the implementation of AST, re-designing products and designing new products for cost improvement and manufacturing efficiency, sourcing materials and components from global low cost sources and establishing manufacturing capabilities in low cost regions.   Gross product margins for the quarter and six months ending June 30, 2005 have declined from 2004 reflecting a drop in sales of the Company’s higher margin project business partially offset by increased sales of lower margin business, the weighting of lower margins of the acquired businesses and the negative impact of the upward trend in the cost of metals that are used in the Company’s products.  The Company has proactively reacted to the increased metal costs by aggressively sourcing from Asian markets, combining the sourcing of metals to benefit from volume purchasing and also passing surcharges through to customers.  The Company will continue to improve manufacturing efficiencies through the implementation of lean manufacturing, offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses.  The Company anticipates that it will begin to realize improved margins from products manufactured in low cost manufacturing facilities towards the end of 2005.

The Company continues to be in discussions with other companies in selectively pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

Operating Results

Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004

NET INCOME   The Company had net income of $368,000 or $.05 per diluted share for the second quarter 2005 compared to net income of $608,000 or $.10 per diluted share for the same quarter last year.

REVENUES   Revenues were $18,913,000 in the quarter ended June 30, 2005 compared to $15,104,000 for the quarter ended June 30, 2004.  Included in revenues are results related to Stature from the date of acquisition on May 10, 2004 and Premotec from the date of acquisition on August 23, 2004.  The incremental revenues achieved by the companies acquired in 2004 increased revenues by 37% which were partially offset by a decrease in revenues from existing businesses of 12%.  The decrease in existing business is primarily due to weakness in some of the Company’s served markets and revenues in the second quarter of last year related to certain projects that were not repeated this year, primarily in the Aerospace / Defense and Electronics markets.

ORDER BACKLOG   At June 30, 2005, order backlog was $21,834,000 which is a 2% increase over December 31, 2004.

GROSS MARGINS   Gross margin as a percentage of revenues decreased to 22% for the quarter ended June 30, 2005 from 27% for the same quarter last year.  The decrease is due to a change in sales mix (drop in sales of our higher margin business partially offset by increased sales of lower margin business), the weighting of the lower margins of the acquired businesses and the negative impact of the upward trend in the cost of purchased metal.  The Company has proactively reacted to the increased metal costs by aggressively sourcing materials from Asian markets, by combining the sourcing of metals for its various manufacturing operations to benefit from volume purchasing and by passing surcharges to its customers.  The Company anticipates gross margins will improve company wide as we continue to improve manufacturing efficiencies through the implementation of lean manufacturing, offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses.  We also anticipate that we will start realizing improved margins from products manufactured in our low cost manufacturing facilities toward the end of 2005.

SELLING EXPENSES   Selling expenses in the second quarter were $806,000 compared to $650,000 for the second quarter last year.  Of this 24% increase, selling expenses from existing businesses decreased 18% and incremental expenses from Stature and Premotec contributed 42% of this increase.  The decrease in selling expense from existing businesses is due to cost reduction efforts and recruiting expenses incurred last year that did not repeat in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,424,000 in the quarter ended June 30, 2005 compared to $1,417,000 in the quarter ended June 30, 2004.  This slight increase is due to a 23% increase from the impact of acquiring Stature and Premotec offset by a 5% decrease from cost reduction efforts and a 17% decrease in incentive bonus expense.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $910,000 in the second quarter and $712,000 in the same quarter last year.  This increase was primarily due to the impact of acquiring Stature and Premotec.

AMORTIZATION   Amortization expense was $253,000 in the quarter ended June 30, 2005 and $131,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the second quarter ended June 30, 2005 was $269,000 compared to $142,000 in the quarter ended June 30, 2004.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

INCOME TAXES   Provision for income taxes was $205,000 for the second quarter this year compared to $382,000 in the second quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are deductible for income tax purposes and the impact of state tax rates.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

NET INCOME   The Company had net income of $536,000 or $.08 per diluted share for the first six months of 2005 compared to net income of $1,035,000 or $.18 per diluted share for the same six months last year.

REVENUES   Revenues were $37,368,000 in the six months ended June 30, 2005 compared to $26,352,000 for the six months ended June 30, 2004.  Included in revenues are results related to Stature from the date of acquisition on May 10, 2004 and Premotec from the date of acquisition on August 23, 2004.  Of this 42% increase in revenues over last year, 50% of the increase was contributed by the incremental revenues achieved by the companies acquired in 2004 partially offset by a decrease in revenues from existing businesses which contributed an 8% decrease.  The decrease in existing business is primarily due to weakness in some of the Company’s served markets and revenues in the second quarter of last year related to certain projects that were not repeated this year, primarily in the Aerospace / Defense and Electronics markets.

GROSS MARGINS   Gross margin as a percentage of revenues decreased to 22% for the six months ended June 30, 2005 from 27% for the same period last year.  The decrease is due to a change in sales mix (drop in sales of our higher margin business partially offset by increased sales of lower margin business), the weighting of the lower margins of the acquired businesses and the negative impact of the upward trend in the cost of the metal markets.

SELLING EXPENSES   Selling expenses in the first six months were $1,596,000 compared to $1,146,000 for the first six months last year.  Of this 39% increase, selling expenses from existing businesses decreased 10% and incremental expenses from Stature and Premotec contributed 49% of this increase.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,931,000 in the six months ended June 30, 2005 compared to $2,647,000 in the six months ended June 30, 2004.  This increase is primarily due to the acquisitions of Stature and Premotec partially offset by a reduction in administrative costs resulting from the Company’s cost reduction efforts and a decrease in compensation and incentive bonus expense.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,897,000 in the six months and $1,222,000 in the same six months last year.  Of this 55% increase, 47% was due to the acquisitions of Stature and Premotec and the remaining 8% was due to additional expenditures associated with increasing our engineering resources and new product development.

AMORTIZATION   Amortization expense was $509,000 in the six months ended June 30, 2005 and $210,000 in the same six months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the six months ended June 30, 2005 was $532,000 compared to $182,000 in the six months ended June 30, 2004.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

INCOME TAXES   Provision for income taxes was $322,000 for the first six months this year compared to $650,000 in the same six months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are deductible for income tax purposes and the impact of state tax rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $39,000 during the six months to $495,000 at June 30, 2005.  The increase compares to a decrease of $1,122,000 in the same period last year.

Net cash used in operating activities was $682,000 for the six months ended June 30, 2005 compared to cash provided by operating activities of $227,000 for the six months ended June 30, 2004.  The decrease was primarily due to lower net income during 2005 and more cash used during the current six months to decrease accounts payable and accrued liabilities, partially offset by less cash used during the current six months for increases in trade receivables and inventory.

Net cash used in investing activities was $1,455,000 and $13,493,000 for the six months ended June 30, 2005 and 2004, respectively.  During the six months ended June 30, 2005 and 2004, the Company paid $208,000 and $13,188,000, respectively, related to the acquisition of Stature.  Purchases of property and equipment were $1,247,000 and $355,000 in the six months ended June 30, 2005 and 2004, respectively.

Most of the equipment purchases during the six months ended June 30, 2005 were related to the set-up of motor sub-assembly manufacturing in China.

Net cash provided by financing activities was $2,181,000 for the six months ended June 30, 2005 compared to net cash provided of $12,144,000 for the six months ended June 30, 2004.  In the six months ended June 30, 2005, the Company had net borrowings on lines-of-credit of $2,565,000 compared to $4,078,000 in the same period last year.  The Company had no new borrowings under term loans this year compared to borrowings of $8,250,000 during the first six months last year.  The Company repaid $1,043,000 and $1,233,000 on term loans during the six months ended June 30, 2005 and 2004, respectively.  In June 2004, Allied Motion received $1.0 million for the issuance of 198,177 shares of common stock under the terms of a Stock Purchase Agreement.  During the six months ended June 30, 2005, the Company received $172,000 from its employee stock ownership plan, $129,000 from its employee stock purchase plan and $401,000 from stock option exercises offset by $6,000 of treasury stock purchased from employees.  This $696,000 cash inflow from stock benefit plans compares to $115,000 received in the first six months last year.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of June 30, 2005, approximately $3.0 million was available on the lines-of-credit.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.

At June 30, 2005, the Company had $15,144,000 of bank debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (7.0% as of June 30, 2005).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and profitability.  As of June 30, 2005, the Company was in compliance with such covenants.  As of June 30, 2005, the amount available under the domestic line-of-credit was $3,031,000.

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (4.75% at June 30, 2005).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of June 30, 2005, there were no amounts available under the foreign line-of-credit.

The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank’s base rate plus 2%, with a minimum of 4.75% (4.75% at June 30, 2005).  The facility has no expiration date.

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, annually or whenever events or changes in circumstances indicate that such carrying values may not be fully recoverable.  Considerable judgment is required to project cash flows from their use and estimate the fair value if the long-lived asset is impaired.  Depending upon future assessments of fair value, there could be impairments recorded related to goodwill and other long-lived assets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS no. 123 (revised 2004), Share-Based Payment.  SFAS 123R is a revision of FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Pro forma disclosure will no longer be an alternative.  The provisions of this statement will become effective in 2006.

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

The Company intends to use a “modified prospective” method when it adopts SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  The impact of the adoption of SFAS 123R cannot be predicted with certainty at this time because it will depend on levels of share-based awards granted in the future.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and we have not assessed the impact of this provision in the context of our net operating loss carryforwards.

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

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2005 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any significant changes in the Company’s internal controls over financial reporting during the quarter or six months ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4.  Submissions of Matters to Vote of Security Holders

The Company held its annual stockholders’ meeting on April 28,2005.  The stockholders voted on one item.

The stockholders elected E.E. Prince, R.D. Smith, D.D. Hock, G.D. Hubbard, G.J. Pilmanis and M.M. Robert to serve on the Board of Directors for the coming year.  The vote tabulation was as follows:

		Withheld or	Total Shares	% of Shares
Nominee	For	Against	Outstanding	Voting For
E.E. Prince	4,779,073	586,024	6,103,439	78.3%
R.D. Smith	4,962,061	403,036	6,103,439	81.3%
D.D. Hock	5,147,951	217,146	6,103,439	84.4%
G.D. Hubbard	4,961,076	404,021	6,103,439	81.3%
G.J. Pilmanis	4,965,001	400,096	6,103,439	81.4%
M.M. Robert	5,348,558	16,539	6,103,439	87.6%

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

(b)                                 Reports on Form 8-K

On May 5, 2005, the Company filed Form 8-K to report the issuance of a press release dated May 5, 2005 to report the results of operations for the first quarter ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2005	ALLIED MOTION TECHNOLOGIES INC.

	By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer