Form 10-Q
period 2005-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2005-11-14
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended
September 30, 2005	Commission File Number
(Unaudited)	0-04041

ALLIED MOTION TECHNOLOGIES INC.

(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150

Englewood, Colorado  80112

Telephone:  (303) 799-8520

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of Shares of the only class of Common Stock outstanding:  6,346,682 as of October 31,  2005

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$480	$456
Trade receivables, net of allowance for doubtful accounts of $186 and $135 at September 30, 2005 and December 31, 2004, respectively	11,065	9,353
Inventories, net	9,534	9,382
Deferred income taxes	1,176	1,186
Prepaid expenses and other	567	518
Total Current Assets	22,822	20,895
Property, plant and equipment, net	13,068	13,301
Goodwill and intangible assets	19,253	20,624
Total Assets	$55,143	$54,820

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$192	$183
Current maturities of debt obligations	9,636	6,904
Accounts payable	4,504	4,669
Accrued liabilities and other	4,025	6,003
Total Current Liabilities	18,357	17,759
Long-term capital lease obligations, net of current portion	129	241
Debt obligations, net of current portion	5,218	7,079
Deferred income taxes	2,344	2,304
Pension and post-retirement obligations	3,307	3,077
Total Liabilities	29,355	30,460

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,347 and 6,070 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	14,957	14,169
Deferred compensation	(143)	—
Loan receivable from Employee Stock Ownership Plan	—	(155)
Retained earnings	10,966	10,047
Other comprehensive income: translation adjustments	8	299
Total Stockholders’ Investment	25,788	24,360
Total Liabilities and Stockholders’ Investment	$55,143	$54,820

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues	$18,043	$18,042	$55,411	$44,394
Cost of products sold	13,845	13,479	42,901	32,720
Gross margin	4,198	4,563	12,510	11,674

Operating costs and expenses:
Selling	817	671	2,413	1,817
General and administrative	1,354	1,687	4,285	4,334
Engineering and development	832	803	2,729	2,025
Amortization of intangible assets	252	182	761	392
Total operating costs and expenses	3,255	3,343	10,188	8,568
Operating income	943	1,220	2,322	3,106

Other income (expense), net:
Interest expense	(282)	(229)	(814)	(411)
Other income (expense), net	(28)	(6)	(17)	(25)
Total other expense, net	(310)	(235)	(831)	(436)
Income before income taxes	633	985	1,491	2,670
Provision for income taxes	(250)	(373)	(572)	(1,023)

Net income	$383	$612	$919	$1,647

Basic net income per share:
Net income per share	$0.06	$0.10	$0.15	$0.30
Basic weighted average common shares	6,344	5,907	6,209	5,421

Diluted net income per share:
Net income per share	$0.06	$0.09	$0.13	$0.27
Diluted weighted average common shares	6,710	6,681	6,940	6,024

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$919	$1,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,411	1,627
Provision (credit) for doubtful accounts	36	—
Provision for obsolete inventory	250	186
Deferred income taxes	148	902
Other	151	145
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in -
Trade receivables	(1,928)	(2,810)
Inventories	(619)	(1,394)
Prepaid expenses and other	(59)	435
Increase (decrease) in -
Accounts payable	(26)	720
Accrued liabilities and other	(1,217)	(314)
Net cash provided by operating activities	66	1,144

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,628)	(653)
Acquisition costs for Owosso Corporation	(275)	(13,563)
Cash paid for Premotec, net of cash acquired of $82	—	(3,135)
Remaining proceeds from sale of Calibrator Business	—	50
Net cash used in investing activities	(1,903)	(17,301)

Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	2,723	5,605
Borrowings on term loans	—	10,193
Repayments on term loans	(1,490)	(1,682)
Repayments of capital lease obligations	(93)	(103)
Issuance of unregistered stock	—	1,000
Stock transactions under employee benefit stock plans	724	108
Net cash provided by financing activities	1,864	15,121

Effect of foreign exchange rate changes on cash	(3)	2

Net increase (decrease) in cash and cash equivalents	24	(1,034)

Cash and cash equivalents at beginning of period	456	1,960

Cash and cash equivalents at September 30	$480	$926

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$843	$331
Income taxes	$262	$32

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

2.                                      Owosso Merger

On May 10, 2004, the Company completed the acquisition of Owosso Corporation (Owosso), and its sole remaining operating subsidiary Stature Electric, Inc. (Stature) located in Watertown, New York pursuant to a merger, with a wholly owned subsidiary of the Company pursuant to the terms of an Agreement and Plan of Merger dated February 10, 2004.  The accompanying condensed consolidated financial statements include the operating results of Stature subsequent to May 10, 2004.

The following presents the Company’s unaudited pro forma financial information for the nine months ended September 30, 2004 after certain pro forma adjustments giving effect to the acquisition of Stature as if it had occurred at January 1, 2004.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the acquisition actually occurred at the beginning of the fiscal period or to project the Company’s results of operations for any future period (in thousands, except per share data).

For the nine months ended September 30, 2004
Revenues	$51,658
Gross margin	12,388
Operating income	$2,025
Net income	633
Diluted net income per share	.09

3.                                      Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2005	December 31, 2004
Parts and raw materials, net	$6,110	$6,014
Work-in process	1,870	1,485
Finished goods, net	1,554	1,883
	$9,534	$9,382

4.                                      Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2005	December 31, 2004
Land	$167	$167
Building and improvements	4,686	4,560
Machinery, equipment, tools and dies	14,845	13,366
Furniture, fixtures and other	816	1,134
	20,514	19,227
Less accumulated depreciation	(7,446)	(5,926)
	$13,068	$13,301

5.                                      Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

During the second quarter 2005, 47,000 restricted stock awards were granted with a three year vesting period.  The fair value of a share of restricted stock is measured at the market price of a share of nonrestricted stock on the award date and compensation expense is recorded ratably over the vesting period.  Compensation expense for the quarter and nine-months ended September 30, 2005 was approximately $16,000 and $24,000, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income
Reported net income	$383	$612	$919	$1,647
Stock-based compensation expense, net of taxes	(25)	(291)	(94)	(568)
Pro forma net income	$358	$321	$825	$1,079

Basic net income per share:
Reported basic net income per share	$0.06	$0.10	$0.15	$0.30
Pro forma basic net income per share	$0.06	$0.05	$0.13	$0.20

Diluted net income per share:
Reported diluted net income per share	$0.06	$0.09	$0.13	$0.27
Pro forma diluted net income per share	$0.05	$0.05	$0.12	$0.18

Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant                    using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended Sep 30,	For the nine months ended Sep 30,
	2004	2004
Risk-free interest rate	2.9%	2.9%
Expected dividend yield	0.0%	0.0%
Expected life	6 years	6 years
Expected volatility	102.7%	102.7%

There were no options granted during the nine months ended September 30, 2005.  During the quarter and nine months ended September 30, 2004, the weighted average fair value of options granted, assuming the Black-Scholes option-pricing model was $5.15 and $3.85, respectively and the total fair value of options granted was $288,000 and $984,000, respectively.  These amounts are being amortized over the vesting periods of the options for purposes of this disclosure.

The fair value of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan during the nine month periods ended September 30, 2005 and 2004 were $0.67 and $1.49 per share, respectively.  The fair value of the stock purchase rights was calculated as the difference between the stock price at the date of issuance and the employee purchase price.

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

6.                                      Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  Stock awards to purchase 895,000 and 123,000 shares of common stock (without regard to the treasury stock method), were excluded from the calculation of diluted income per share for the three months ended September 30, 2005 and 2004, respectively, since the results would have been anti-dilutive.  Stock options to purchase 127,000 and 94,000 shares of common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2005 and 2004, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Revenues derived from foreign subsidiaries	$3,303	$1,389	$10,065	$1,389
Identifiable assets	$8,233	$8,345	$8,233	$8,345

Sales to customers outside of the United States by all subsidiaries were $4,814,000 and $3,433,000 for the quarters ended September 30, 2005 and 2004, respectively, and $14,964,000 and $7,935,000 for the nine months ended September 30, 2005 and 2004, respectively.

During the quarters and nine months ended September 30, 2005 and 2004, no single customer accounted for more than 10% of total revenues.

8.                                      Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income	$383	$612	$919	$1,647
Foreign currency translation adjustment	(5)	(6)	(290)	(6)
Comprehensive income	$378	$606	$629	$1,641

9.                                      Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the         following (in thousands):

	September 30, 2005	December 31, 2004	Estimated Life
Goodwill	$12,854	$13,246
Amortizable intangible assets
Customer lists	4,386	4,506	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,510	2,631	8 years
Accumulated amortization	(1,837)	(1,099)
Net intangible assets	6,399	7,378

Total goodwill and intangible assets	$19,253	$20,624

The change in the carrying amount of goodwill for 2005 is as follows (in thousands):

Balance as of December 31, 2004	$13,246
Effect of foreign currency translation	(290)
Other	(102)
Balance as of September 30, 2005	$12,854

Amortization expense for intangible assets was $252,000 and $182,000 for the quarters ended September 30, 2005 and 2004, respectively, and $761,000 and $392,000 for the nine months ended September 30, 2005 and 2004, respectively.

10.                               Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Domestic revolving line-of-credit (A)	$6,288	$3,615
Foreign revolving line-of-credit (B)	1,164	626
Bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, minimum of 4.75% (4.75% as of September 30, 2005), due on demand, secured by Premotec’s inventory	4	422
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	1,806	2,618
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (7.5% as of September 30, 2005), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	4,050	4,585
Term loan payable to bank in quarterly installments of EUR 80 ($96 at September 30, 2005 exchange rate) plus interest at 4.74% until August, 2006, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Allied Motion Technologies, B.V. shares	1,542	2,074
Term loan payable to bank in monthly installments of $1 plus interest at 7.89%, paid in full in January 2005	—	43
Total	14,854	13,983
Less current maturities	(9,636)	(6,904)
Long-term debt obligations	$5,218	$7,079

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (7.75% as of September 30, 2005).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  During the first nine months of 2005, the Company made significant investment in capital equipment to set up our China manufacturing capability that contributed to a fixed charge coverage ratio at September 30, 2005 that was below the covenant requirement.  The banks have agreed to amend the Agreement to reduce the requirement for the period from September 30, 2005 through March 31, 2006.  As of September 30, 2005, the amount available under the domestic line-of-credit was $3,600,000.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (4.75% at September 30, 2005).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of September 30, 2005, there were no amounts available under the foreign line-of-credit.

11.                               Pension and Postretirement Welfare Plans

Pension Plan

Motor Products, a wholly owned subsidiary of the Company, has a defined benefit pension plan covering substantially all of its hourly union employees.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Service cost	$31	$24	$98	$73
Interest cost on projected benefit obligations	53	47	164	142
Expected return on assets	(69)	(68)	(207)	(206)
Amortization of gain	—	(3)	—	(5)
Net periodic pension expense	$15	$—	$55	$4

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

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months Ended September 30,
	2005	2004	2005	2004
Service cost	$21	$15	$62	$41
Interest cost	51	29	150	79
Amortization of gain	9	—	26	(1)
Net periodic postretirement Costs	$81	$44	$238	$119

The Company contributed $24,000 and $64,000 to the postretirement welfare plan during the three and nine months ended September 30, 2005.  The Company expects to contribute approximately $90,000 to the postretirement welfare plan during 2005.

12.                               Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.  Those reclassifications had no impact on net income, stockholders’ investment or cash flows from operations as previously reported.

ALLIED MOTION TECHNOLOGIES INC.

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

During 2002, management significantly changed the structure and strategy of the Company.   The Company had historically operated in two business segments under the name Hathaway Corporation:  Motion Control and Power and Process.  During 2002 and 2003, the Company sold all of its power and process business segment and transformed the Company to a focused motion company under the name Allied Motion Technologies Inc.

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

The Company has an aggressive motor development plan that is expected to result in the release of several new products before the end of 2005 and early 2006 that should start generating sales late in 2005 and into 2006.  All product development efforts are focused on adding value for our customers.

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

Allied Motion continues to make progress in implementing its corporate strategy.  To ensure the implementation of all of the critical issues that are necessary to accomplish our overall strategy, we utilize a formal process, called Strategy Deployment, in each Allied Motion operation.  The Strategy Deployment process includes the development of action plans and a rigorous and regular implementation review process to ensure we achieve the objectives of our Strategic Plan.

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

One of the Company’s major challenges, and a risk to our business, is to maintain and improve our price competitiveness.  Some of our customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  For the Company to continue to be competitive in its markets, the Company must have the ability to continuously improve its cost of doing business while maintaining and improving the quality and performance of its products.  To accomplish this, the Company has placed significant emphasis on reducing its costs through the implementation of AST, re-designing products and designing new products for cost improvement and manufacturing efficiency, sourcing materials and components from global low cost sources and establishing manufacturing capabilities in low cost regions.   Gross product margins for the quarter and nine months ending September 30, 2005 have declined from 2004 reflecting a drop in sales of the Company’s higher margin business partially offset by increased sales of lower margin business, the weighting of lower margins of the acquired businesses and the negative impact of the upward trend in the cost of metals that are used in the Company’s products.  The Company has proactively responded to the increased metal costs by aggressively sourcing from Asian markets, combining the sourcing of metals to benefit from volume purchasing and also passing surcharges through to customers.  The Company will continue to improve manufacturing efficiencies through the implementation of lean manufacturing, offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses.  The Company anticipates that it will begin to realize improved margins from products manufactured in low cost manufacturing facilities by the end of 2005.

The Company continues to be in discussions with other companies in selectively pursuing strategic acquisitions to both provide external growth and to strengthen its technology base.

Operating Results

Quarter Ended September 30, 2005 compared to Quarter Ended September 30, 2004

NET INCOME                    The Company had net income of $383,000 or $.06 per diluted share for the third quarter 2005 compared to net income of $612,000 or $.09 per diluted share for the same quarter last year.  The components of the decrease are discussed below.

REVENUES                                  Revenues were $18,043,000 in the quarter ended September 30, 2005 compared to $18,042,000 for the quarter ended September 30, 2004.  Included in revenues are results related to Stature for each full quarter and Premotec for the full quarter in 2005 and from August 23 in the 2004 quarter.  The incremental revenues achieved by the companies acquired in 2004 increased revenues by 10% which were partially offset by a decrease in revenues from existing businesses of 10%.  The decrease in existing business is primarily due to revenues related to certain projects last year that were not repeated this year, primarily in the Aerospace/ Defense and Electronics markets and changes in customer buying patterns, slightly offset by increased shipments to some customers due to hurricane relief requirements.

ORDER BACKLOG    At September 30, 2005, order backlog was $23,217,000 which is an 8% increase over December 31, 2004.

GROSS MARGINS    Gross margin as a percentage of revenues decreased to 23% for the quarter ended September 30, 2005 from 25% for the same quarter last year.  The decrease is due to a change in sales mix (drop in sales of our higher margin business partially offset by increased sales of lower margin business), the weighting of the lower margins of the acquired businesses, additional costs incurred to set up low cost manufacturing capability in China and the negative impact of the upward trend in the cost of purchased metal.  The Company has proactively responded to the increased metal costs by aggressively sourcing materials from Asian markets, by combining the sourcing of metals for its various manufacturing operations to benefit from volume purchasing and by passing surcharges to its customers.  The Company anticipates gross margins will improve company wide as we continue to improve manufacturing efficiencies through the implementation of lean manufacturing, increase offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses.  We also anticipate that we will start realizing improved margins from products manufactured in our low cost manufacturing facilities by the end of 2005.

SELLING EXPENSES   Selling expenses in the third quarter were $817,000 compared to $671,000 for the third quarter last year.  Of this 22% increase, selling expenses from existing businesses decreased 3% and incremental expenses from Stature and Premotec contributed 25% of this increase.  The decrease in selling expense from existing businesses is due to cost reduction efforts and recruiting expenses incurred last year that did not repeat in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,354,000 in the quarter ended September 30, 2005 compared to $1,687,000 in the quarter ended September 30, 2004.  Of this 20% decrease, 18% was attributed to a decrease in incentive bonus expense and 8% was attributed to a decrease from cost reduction efforts in existing businesses offset by a 6% increase from the impact of acquiring Stature and Premotec.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $832,000 in the third quarter and $803,000 in the same quarter last year.  This increase was primarily due to the impact of acquiring Stature and Premotec offset by a slight decrease in existing businesses due primarily to recruiting expenses incurred last year that were not repeated in 2005.

AMORTIZATION                                             Amortization expense was $252,000 in the quarter ended September 30, 2005 and $182,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the third quarter ended September 30, 2005 was $282,000 compared to $229,000 in the quarter ended September 30, 2004.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec and the investment made in establishing our China manufacturing capability.

INCOME TAXES   Provision for income taxes was $250,000 for the third quarter this year compared to $373,000 in the third quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are deductible for income tax purposes and the impact of state tax rates.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

NET INCOME                    The Company had net income of $919,000 or $.13 per diluted share for the first nine months of 2005 compared to net income of $1,647,000 or $.27 per diluted share for the same nine months last year.

REVENUES                                  Revenues were $55,411,000 in the nine months ended September 30, 2005 compared to $44,394,000 for the nine months ended September 30, 2004.  Included in revenues are results related to Stature from the date of acquisition on May 10, 2004 and Premotec from the date of acquisition on August 23, 2004.  Of this 25% increase in revenues over last year, 34% of the increase was contributed by the incremental revenues achieved by the companies acquired in 2004 partially offset by a decrease in revenues from existing businesses which contributed an 9% decrease.  The decrease in existing business is primarily due to weakness in some of the Company’s served markets and revenues in the third quarter of last year related to certain projects that were not repeated this year, primarily in the Aerospace / Defense and Electronics markets.

GROSS MARGINS    Gross margin as a percentage of revenues decreased to 23% for the nine months ended September 30, 2005 from 26% for the same period last year.  The decrease is due to a change in sales mix (drop in sales of our higher margin business partially offset by increased sales of lower margin business), the weighting of the lower margins of the acquired businesses, additional costs incurred to set up low cost manufacturing capabilities in China and the negative impact of the upward trend in the cost of the purchased metal.

SELLING EXPENSES   Selling expenses in the first nine months were $2,413,000 compared to $1,817,000 for the first nine months last year.  Of this 33% increase, selling expenses from existing businesses decreased 7% and incremental expenses from Stature and Premotec contributed 40% of this increase.  The decrease in selling expense from existing businesses is due to cost reduction efforts and recruiting expenses incurred last year that did not repeat in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $4,285,000 in the nine months ended September 30, 2005 compared to $4,334,000 in the nine months ended September 30, 2004.  Of this slight decrease, 24% was attributed to an increase from the impact of acquiring Stature and Premotec offset by a 7% reduction in administrative costs resulting from the Company’s cost reduction efforts and a 16% reduction in compensation and incentive bonus expense.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $2,729,000 in the nine months and $2,025,000 in the same nine months last year.  Of this 35% increase, 31% was due to the acquisitions of Stature and Premotec and the remaining 4% was due to additional expenditures associated with increasing our engineering resources and new product development.

AMORTIZATION                                             Amortization expense was $761,000 in the nine months ended September 30, 2005 and $392,000 in the same nine months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the nine months ended September 30, 2005 was $814,000 compared to $411,000 in the nine months ended September 30, 2004.  The increase in interest is directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec and the investment made in establishing our China manufacturing capability.

INCOME TAXES   Provision for income taxes was $572,000 for the first nine months this year compared to $1,023,000 in the same nine months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to certain expenses that are deductible for income tax purposes and the impact of state tax rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $24,000 during the nine months to $480,000 at September 30, 2005.  The increase compares to a decrease of $1,034,000 in the same period last year.

Net cash provided by operating activities was $66,000 for the nine months ended September 30, 2005 compared to $1,144,000 for the nine months ended September 30, 2004.  The decrease was primarily due to lower net income during 2005 and more cash used during the current nine months to decrease accounts payable and accrued liabilities, partially offset by less cash used during the current nine months for increases in trade receivables, inventory and prepaid expenses.

Net cash used in investing activities was $1,903,000 and $17,301,000 for the nine months ended September 30, 2005 and 2004, respectively.  During the nine months ended September 30, 2005 and 2004, the Company paid $275,000 and $13,563,000, respectively, related to the acquisition of Stature.  Purchases of property and equipment were $1,628,000 and $653,000 during the nine months ended September 30, 2005 and 2004, respectively.  The amount of equipment purchases during the nine months ended September 30, 2005 that was related to the set-up of motor manufacturing in China was $810,000.

Net cash provided by financing activities was $1,864,000 for the nine months ended September 30, 2005 compared to net cash provided of $15,121,000 for the nine months ended September 30, 2004.  In the nine months ended September 30, 2005, the Company had net borrowings on lines-of-credit of $2,723,000 compared to $5,605,000 in the same period last year.  The Company had no new borrowings under term loans this year compared to borrowings of $10,193,000 during the first nine months last year.  The Company repaid $1,490,000 and $1,682,000 on term loans during the nine months ended September 30, 2005 and 2004, respectively.  In June 2004, Allied Motion received $1.0 million for the issuance of 198,177 shares of common stock under the terms of a Stock Purchase Agreement.  During the nine months ended September 30, 2005, the Company received $172,000 from its employee stock ownership plan, $129,000 from its employee stock purchase plan and $430,000 from stock option exercises offset by $7,000 of treasury stock purchased from employees.  This $724,000 cash inflow from stock benefit plans compares to $108,000 received in the first nine months last year.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of September 30, 2005, approximately $3,600,000 was available on the lines-of-credit.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.

At September 30, 2005, the Company had $14,854,000 of bank debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (7.75% as of September 30, 2005).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  During the first nine months of 2005, the Company made significant investment in capital equipment to set up our China manufacturing capability that contributed to a fixed charge coverage ratio at September 30, 2005 that was below the covenant requirement.  The banks have agreed to amend the Agreement to reduce the requirement for the period from September 30, 2005 through March 31, 2006.  As of September 30, 2005, the amount available under the domestic line-of-credit was $3,600,000.

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (4.75% at September 30, 2005).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of September 30, 2005, there were no amounts available under the foreign line-of-credit.

The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank’s base rate plus 2%, with a minimum of 4.75% (4.75% at September 30, 2005).  The facility has no expiration date.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  A discussion of the Company’s critical accounting policies follows:

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS no. 123 (revised 2004), Share-Based Payment.  SFAS 123R is a revision of FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Pro forma disclosure will no longer be an alternative.  The provisions of this statement will become effective for Allied Motion in 2006.

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

Interest Rate Risk

The interest payable on the Company’s domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are affected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% point on the Company’s variable rate debt would have the impact of changing interest expense by approximately $115,000 annually.

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

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2005 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any significant changes in the Company’s internal controls over financial reporting during the quarter or nine months ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program Information

Under an employee stock repurchase program first approved by the Board of Directors in fiscal year 1994, the Company may repurchase its common stock from its employees at the current market value.  The Company’s Agreement with its lenders limits employee stock repurchases to $125,000 per fiscal year.

The following table shows the purchases of stock under this program during the third quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2005	148	$4.22	148	$118,593
Aug 1 – Aug 30, 2005	0	—	0	$118,593
Sept. 1- Sept. 30, 2005	226	$4.10	226	$117,666
Total	374	$4.15	374

Item 6.  Exhibits

3.4       Bylaws of the Company, amended and restated as of August 3, 2005.

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

DATE: November 8, 2005		ALLIED MOTION TECHNOLOGIES INC.

	By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer