Form 10-K
period 2005-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2006-03-28
CIK 46129

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerate filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $20,000,000.

        Number of shares of the only class of Common Stock outstanding: 6,369,351 as of March 20, 2006

DOCUMENTS INCORPORATED BY REFERENCE
Notice and Proxy for 2006 Annual Meeting of Shareholders

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include international, national and local general business and economic conditions in the Company's motion markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish Chinese manufacturing and component sourcing capabilities, and the ability of the Company to control costs for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1. Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962. Allied Motion utilizes its underlying core "Electromagnetic Motion Technology/Know How" to provide compact, high performance products as solutions to a variety of motion applications. The Company is engaged in the business of designing, manufacturing and selling motor and servo motion products to three primary segments, defined as 1) Commercial, 2) Industrial and 3) Aerospace/Defense. On a smaller scale, another segment includes motion control system providers including motor, control and system solution providers as customers for our optical encoder devices. The Company now operates primarily in the United States and Europe.

        Commericial Markets include medical mobility, health and fitness, truck, bus, construction and marine vehicles;and commercial grade equipment/tools, Motors, Gearmotors and Blower Assemblies are the primary products sold by Allied into this segment. Industrial Markets include medical equipment and devices, semiconductor equipment, packaging and sorting equipment and printing/imaging equipment; primary products sold to the Industrial Markets include DC and BLDC motor, servo systems and embedded electronic solutions. Aerospace/Defense Customers are the Prime and Sub-Contractors for the Aviation and Defense Markets. All technologies within the company are sold to this segment with a primary emphasis placed on our high resolution feedback and high performance/compact motor solutions.

        Examples of the end products using Allied Motion's technology include HVAC and various actuation systems such as RV slide outs, truck tarp roll-out and lift devices for trucks, buses and off-road vehicles, anti-lock brake, fuel cell and LPG pump applications for the specialty automotive market, wheel chairs, professional patient rehab equipment, MRI scanners, diagnostic equipment, portable medical dosage pumps and surgical hand tools in the healthcare and medical market, high definition printers, tunable lasers, and spectrum analyzers for the fiber optic industry processing equipment for the semiconductor industry, commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings, arc-welders and cable pullers in the construction and repair and maintenance markets and missile/munitions control systems for the military.

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

Period:	Referred to as:
Audited results from January 1, 2005 through December 31, 2005	Year 2005
Audited results from January 1, 2004 through December 31, 2004	Year 2004
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002
Audited results from July 1, 2000 through June 30, 2001	Fiscal Year 2001

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

  Financial Information about Operating Segments

        The information required by this item is set forth in Note 12 of the Notes to Consolidated Financial Statements contained herein.

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

  Sales to Large Customers

        During years 2005, 2004 and 2003, no single customer accounted for more than 10% of total revenues.

  Sales Backlog

        The Company's backlog at December 31, 2005 consisted of sales orders totaling approximately $25,200,000 while backlog at December 31, 2004 was $21,500,000. In our commercial motors markets, the Company continues to experience an increased number of customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the order and sale. There can be no assurance that the Company's backlog will be converted into revenue.

  Government Sales

        Approximately $325,000 of the Company's backlog as of December 31, 2005 consisted of contracts with the United States Government compared to $918,000 in 2004. The Company's contracts with the government contain a provision generally found in government contracts that permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

  Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2005, 2004 and 2003 were $3,526,000, $2,896,000 and $1,853,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

  Environmental Issues

        No significant pollution or other types of hazardous emission result from the Company's operations and it is not anticipated that the Company's operations will be materially affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company's operations.

  Foreign Operations

        The information required by this item is set forth in Note 12 of the Notes to Consolidated Financial Statements contained herein.

  Employees

        At December 31, 2005 the Company had approximately 515 full-time employees.

  Available Information

        The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

        The Company has adopted a Code of Ethics for its chief executive officer, president and senior financial officers regarding their obligations in the conduct of Company affairs. The Company has also adopted a Code of Business Conduct that is applicable to all directors, officers and employees. The Codes are available on the Company's website. The Company intends to disclose on its website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Capital Market. A copy of both Codes are also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 23 Inverness Way East, Suite 150, Englewood, CO 80112-5711, Attention: Secretary.

Item 1A. Risk Factors.

        In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company's financial condition and the performance of its business. The Company refers to itself as "we" or "our" in the following risk factors.

Our operating results could fluctuate significantly.

        Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

  •
  the timing of customer orders and the deferral or cancellation of orders previously received;

  •
  the level of orders received which can be shipped in a quarter;

  •
  fulfilling backlog on a timely basis;

  •
  competitive pressures on selling prices;

  •
  changes in the mix of products sold;

  •
  the timing of investments in engineering and development;

  •
  development of and response to new technologies; and

  •
  delays in new product qualifications.

        As a result of the foregoing and other factors, we have and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

Our operating results depend in part on our ability to contain or reduce costs.

        Our efforts to maintain and improve profitability depend in part on our ability to reduce the costs of materials, components, supplies and labor, including establishing production capabilities at our Chinese subcontractor. While the failure of any single cost containment effort by itself would most likely not significantly impact our results, we cannot give any assurances that we will be successful in implementing cost reductions and maintaining a competitive cost structure.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.

        There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. We may have to reduce prices in the future to remain competitive. Also, our future profitability will depend in part upon our ability to continue to improve our manufacturing efficiencies and maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

Our profits may decline if the price of raw materials continues to rise and we cannot recover the increases from our customers.

        We use various raw materials, such as copper, steel and zinc, in our manufacturing operations. The prices of these raw materials have been subject to volatility. As a result of price increases, in 2005 we implemented price surcharges to our customers; however we may be unable to collect surcharges without suffering reductions in unit volume, revenue and operating income. There can be no assurance that we will be able to fully recover the price increases through surcharges in a timely manner.

We may explore additional acquisitions that complement, enhance or expand our business. We may not be able to complete these transactions, and, if completed, we may experience operational and financial risks in connection with our acquisitions that may materially adversely affect our business, financial condition and operating results.

        Our future growth may be a function, in part, of acquisitions. We may have difficulty finding these opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for reasons including a failure to secure financing.

        To the extent that we are able to complete the transactions, we will face the operational and financial risks commonly encountered with this type of a strategy. These risks include the challenge of integrating acquired businesses while managing the ongoing operations of each business, the challenge of combining the business cultures of each company, and the need to retain key personnel of our existing business and the acquired business. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the acquired business and our existing business. Members of our senior management may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our businesses, service existing customers, attract new customers and develop new products. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could be adversely affected.

We have existing debt and refinancing risks that could affect our cost of operations.

        We have both fixed and variable rate indebtedness and may incur indebtedness in the future, including borrowings under our existing or new credit facilities, to finance possible acquisitions and for general corporate purposes. As a result, we are and expect to be subject to risks normally associated with debt financing including:

  •
  that interest rates may rise;

  •
  that our cash flow will be insufficient to make required payments of principal and interest;

  •
  that any default on our debt could result in acceleration of those obligations;

  •
  that we may be unable to refinance or repay the debt as it becomes due; and

  •
  that any refinancing will not be on terms as favorable as those of the existing debt.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

  •
  our results of operations;

  •
  our ratio of debt to equity;

  •
  our financial condition;

  •
  our business prospects;

  •
  changes in interest rates;

  •
  general economic conditions and conditions in our industry; and

  •
  the perception in the capital markets of our business.

        In addition, certain covenants relating to our existing indebtedness impose certain limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and other expenses. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may not be able to obtain the capital we need to maintain or grow our business.

        Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain new long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facilities, or for sales of equity. We may be unable to obtain future additional financing on terms acceptable to us, or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

        Our common stock has been and is likely to be highly volatile and there has been limited trading volume in the stock. The volatility could affect our stock irrespective of, or disproportionately to, the operating performance of our company. The fluctuations and limited trading volume may materially adversely affect the market price of our stock and the ability to sell the stock. Most of our outstanding shares are available for resale in the public market without restriction. The sale of a large number of shares could adversely affect the share price.

We are dependent on our key personnel.

        We are dependent upon the continued contributions of our senior corporate management, particularly Richard Smith, chief executive officer and chief financial officer, Richard Warzala, president and chief operating officer, and certain other key employees of Allied Motion for our future success. If Mr. Smith, Mr. Warzala or other key employees no longer serve in their positions at Allied Motion, our business, as well as the market price of our common stock, could be substantially adversely affected. We cannot assure you that we will be able to retain the services of Mr. Smith or Mr. Warzala or any other members of our senior management or key employees.

Our future success depends in part on the continued service of our engineering and technical personnel and our ability to identify, hire and retain personnel.

        There is continued competition for qualified personnel in our markets. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development and growth of our business or to replace personnel who may leave our employ in the future. The failure to retain and recruit key technical personnel could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

We could incur substantial costs under environmental laws.

        Our operations are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits.

We have pension plan and post-retirement obligations covering some of our domestic employees which could reduce cash flow and negatively impact financial condition.

        Our pension plan has a projected benefit obligation in excess of the fair value of plan assets. Our pension plan assets consist primarily of equity and fixed income securities. If the performance of investments in the plan does not meet the Company's assumptions, the excess obligation may increase and the Company may have to record additional costs and/or contribute additional funds to the pension plan. An increase in pension expenses and contributions could decrease the Company's cash available to pay its outstanding obligations and its net income.

        Our retiree medical plans are unfunded. We record costs as employees render the services necessary to earn the benefits. The costs are based on estimates including health care cost increases, retirement and mortality. Actual results may vary materially from estimates which could result in an increase to our expense and decrease in net income.

We have a significant amount of goodwill recorded and an impairment writedown would result in lower net income and a reduction in net worth.

        Under accounting standards adopted in 2002, we are not required or allowed to amortize the goodwill reflected on our balance sheet. We are required to evaluate goodwill at least annually to determine if there has been an impairment in the value of such goodwill. If we determine that the goodwill is impaired, we would be required to writedown a portion or all of the goodwill which would reduce net income in the period of any writedown.

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover, even if the change of control would be beneficial to shareholders.

        Provisions in our articles of incorporation and our by-laws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our board of directors. These provisions:

  •
  authorize the board to issue preferred stock without shareholder approval;

  •
  prohibit cumulative voting in the election of directors;

  •
  limit the persons who may call special meetings of shareholders;

  •
  establish advance notice requirements for nominations for the election of directors or for proposing matters that can be acted on by shareholders at shareholder meetings; and

  •
  require that, in a vote to approve an acquisition or merger in which the Company is acquired or a transaction that changes the board of directors, the affirmative vote of the holders of two-thirds of the Company's outstanding shares is required, unless the transaction is approved by at least two-thirds of the continuing directors, in which event the provisions require that the affirmative vote of a majority of the holders of the Company's outstanding shares is required.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

        We believe that effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. If we are unable to detect or correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential customers and shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Item 2. Properties.

        As of December 31, 2005, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Chatsworth, California	8,500	Leased
Office and manufacturing facility	Tulsa, Oklahoma	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Watertown, New York	112,000	Owned

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Allied Motion's common stock is traded on the Nasdaq Capital Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 20, 2006 was 669. The Company did not pay or declare any dividends during years 2005 and 2004 and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Capital Market System, as reported by Nasdaq.

	Price Range
	High	Low
Year ended december 31, 2005
First Quarter	$8.90	$6.66
Second Quarter	7.62	3.65
Third Quarter	4.73	3.82
Fourth Quarter	4.50	3.36
Year ended december 31, 2004
First Quarter	$6.22	$3.56
Second Quarter	5.89	3.86
Third Quarter	6.96	4.75
Fourth Quarter	7.29	5.00

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,448,650	$3.62	104,107

Stock Repurchase Program Information

        Under an employee stock repurchase program first approved by the Board of Directors in fiscal year 1994, the Company may repurchase its common stock from its employees at the current market value. The Company's Agreement with its lenders limits employee stock repurchases to $125,000 per fiscal year. The plan was discontinued effective December 31, 2005.

        The following table shows the purchases of stock under this program during the fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
Oct. 1 - Oct. 31, 2005	466	$3.87	466
Nov. 1 - Nov. 30, 2005	185	$3.50	185
Dec. 1 - Dec. 31, 2005	—	—	—

Total	651	$3.77	651

Item 6. Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2001 through 2005 and the Transition and Comparative Periods and notes thereto; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein. See Management's Discussion and Analysis of Financial Condition and Results of Operation for discussion of non-recurring items that affect the comparability of results between periods.

	For the year ended December 31, 2005		For the year ended December 31, 2004		For the year ended December 31, 2003
	In thousands (except per share data)
Statements of Operations Data:
Revenues from continuing operations		$74,302		$62,738	$39,434

Net income		$923		$2,250	$948

Diluted income per share from continuing operations	$	..13	$	..36	$0.19

	For the Six Month Transition Period ended December 31, 2002	For the Six Month Comparative Period ended December 31, 2001
	In thousands (except per share data)
Statements of Operations Data:
Revenues from continuing operations	$17,191	$7,868

Income from continuing operations	$45	$60
Operating (loss) from discontinued operations	(736)	(223)
Gain on sale of power and process business, net of income taxes	1,019	—

Net income (loss)	$328	$(163)

Diluted income per share from continuing operations	$0.01	$0.01

	For the fiscal years ended June 30,
	2002	2001
	In thousands (except per share data)
Statements of Operations Data:
Revenues from continuing operations	$15,723	$21,188

Income (loss) from continuing operations	$(45)	$2,024
Operating (loss) from discontinued operations	(221)	(28)

Net income (loss)	$(266)	$1,996

Diluted income (loss) per share from continuing operations	$(0.01)	$0.42

	At December 31, 2005	At December 31, 2004	At December 31, 2003	At December 31, 2002
Balance Sheet Data:
Total assets	$53,337	$54,820	$27,497	$28,348
Total current and long-term debt	$12,081	$14,407	$2,312	$4,133
	At June 30,
	2002	2001
Balance Sheet Data:
Total assets	$22,629	$20,203
Total current and long-term debt	$—	$553

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

        The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is "Applied Motion Technology/Know How". The Company's commitment to Allied's Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

        One of the Company's major challenges is to maintain and improve price competitiveness. The Company's customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. In 2004, the Company began production of motor sub-assemblies at a sub-contract manufacturing facility in China. During 2005, the Company made significant progress in establishing production of finished products in China, however was delayed in putting into production the programs that we expect will generate a significant profit swing for some of our projects. We anticipate that we will be able to complete these programs in 2006.

        The Company's products contain certain metals, and the Company has been experiencing increases in the costs of these metals, particularly copper, steel and zinc, which are both key materials in our products. The Company has reacted by aggressively sourcing material at lower cost from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing on surcharges to our customers.

        The Company has an aggressive motor development plan for five new standalone products and two new product lines that leverage the combined technology base of the Allied Motion companies. The Company continues to focus on new product designs that design-out cost, provide higher performance and meet the needs of our served markets. Early in 2006, the Company announced several new motor designs targeted at various markets. Each of these motors are targeted at precision motor applications. It normally takes twelve months to get new products designed into new customer applications. All product development efforts are focused on adding value for our customers in our served market segments.

        Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Year 2005 compared to 2004

	For the year ended December 31,
			Increase (decrease)
(in thousands)
	2005	2004	$	%
Revenues	$74,302	$62,738	$11,564	18%
Cost of products sold (exclusive of amortization of acquired product designs and technologies intangibles)	58,118	46,280	11,838	26%

Gross margin	16,184	16,458	(274)	(0)%

Gross margin percentage	22%	26%	—	—

Operating costs and expenses:
Selling	3,265	2,557	708	28%
General and administrative	5,952	6,226	(274)	(4)%
Engineering and development	3,526	2,896	630	22%
Amortization of intangible assets	1,010	647	363	56%
Restructuring charges	—	10	(10)	(100)%

Total operating costs and expenses	13,753	12,336	1,417	11%

Operating income	2,431	4,122	(1,691)	(41)%
Other income (expense), net:
Interest expense	(1,075)	(696)	379	55%
Other (expense) income, net	125	(17)	(142)	(835)%

Total other (expense) income, net	(950)	(713)	237	33%

Income before income taxes	1,481	3,409	(1,928)	(57)%
Provision for income taxes	558	1,159	(601)	(52)%

Net income	$923	$2,250	$(1,327)	(59)%

        NET INCOME—The Company achieved net income of $923,000 or $.13 per diluted share for 2005 compared to $2,250,000 or $.36 per diluted share for 2004. Included in net income are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively. Results for both are included for all of 2005.

        EBITDA—EBITDA was $5,800,000 for 2005 compared to $6,400,000 for 2004. EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA.

        REVENUES—Revenues were $74,302,000 in 2005 compared to $62,738,000 in 2004 or a 18% increase. The incremental revenues achieved by the companies acquired in 2004 increased revenues by 25% which were partially offset by a decrease in revenues from existing businesses of 7%. On a proforma basis, sales from Premotec and Stature increased 8% and consolidated sales decreased 2%. The decrease in existing business is primarily due to revenues related to certain projects last year that were not repeated this year, primarily in the Aerospace/Defense and Electronics markets and changes in customer buying patterns.

        GROSS MARGINS—Gross margin as a percentage of revenues was 22% for 2005 and 26% for 2004. The decrease is due to a change in sales mix (significant drop in sales of our higher margin business partially offset by increased sales of lower margin business), the weighting of the lower margins of the acquired businesses, additional costs incurred to set up low cost manufacturing capability in China and the negative impact of the upward trend in the cost of purchased metal. The Company has proactively responded to the increased metal costs by aggressively sourcing materials from Asian markets, by combining the sourcing of metals for its various manufacturing operations to benefit from volume purchasing and by passing surcharges to its customers. The Company anticipates gross margins will improve company wide as we continue to improve manufacturing efficiencies through the implementation of lean manufacturing, by increasing offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses. We also anticipate that we will start realizing improved margins from products manufactured in our low cost manufacturing facilities in 2006. Cost of products sold excludes $324,000 and $170,000 for amortization of acquired designs and technologies for 2005 and 2004, respectively.

        SELLING EXPENSES—Selling expenses were $3,265,000 and $2,557,000 in 2005 and 2004, respectively. Of this 28% increase, selling expenses from existing businesses decreased 3% and incremental expenses from Stature and Premotec contributed 31% of this increase. The decrease in selling expense from existing businesses is due to cost reduction efforts and recruiting expenses incurred in 2004 that did not repeat in 2005.

        GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses were $5,952,000 in 2005 compared to $6,226,000 in 2004 or a decrease of 4%. Of the 4% decrease, 14% was attributed to a decrease in incentive bonus expense and 4% was attributed to a decrease from cost reduction efforts in existing businesses offset by a 14% increase from the impact of acquiring Stature and Premotec.

        ENGINEERING AND DEVELOPMENT EXPENSES—Engineering and development expenses were $3,526,000 and $2,896,000 for 2005 and 2004, respectively. Of the 22% increase in engineering and development expenses, 20% was due to the acquisitions of Stature and Premotec and 2% was due to additional expenditures associated with new product development.

        AMORTIZATION OF INTANGIBLE ASSETS—Amortization of intangible assets was $1,010,000 in 2005 and $647,000 in 2004. This increase was due to the amortization costs related to the amortizable intangible assets acquired in the Stature and Premotec acquisitions during 2004.

        RESTRUCTURING CHARGE—Restructuring charges were zero and $10,000 in 2005 and 2004, respectively. The charges in 2004 relate primarily to severance costs arising from workforce reductions from consolidation of the Company's manufacturing facilities.

        INTEREST EXPENSE—Interest expense for 2005 was $1,075,000 and for 2004 was $696,000. The increase in interest was directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

        INCOME TAXES—The provision for income taxes was $558,000 for year 2005 compared to $1,159,000 for 2004. The effective income tax rate as a percentage of income before income taxes from continuing operations was 38% in 2005 and 34% in 2004. The difference in the effective tax rate between periods was primarily due to resolution of certain income tax related issues offset by less of an effect of reduction in enacted tax rates in a foreign jurisdiction.

Year 2004 compared to 2003

	For the year ended December 31,
			Increase (decrease)
(in thousands)
	2004	2003	$	%
Revenues	$62,738	$39,434	$23,304	59%
Cost of products sold (exclusive of amortization of acquired product designs and technologies intangibles)	46,280	29,167	17,113	59%

Gross margin	16,458	10,267	6,191	60%

Gross margin	26%	26%	—	—

Operating costs and expenses:
Selling	2,557	2,022	535	26%
General and administrative	6,226	4,596	1,630	35%
Engineering and development	2,896	1,853	1,043	56%
Amortization of intangible assets	647	315	332	105%
Restructuring charges	10	211	(201)	(95)%

Total operating costs and expenses	12,336	8,997	3,339	37%

Operating income	4,122	1,270	2,852	225%
Other income (expense), net:
Interest expense	(687)	(226)	461	204%
Other expense, net	(26)	(77)	(51)	(66)%

Total other expense, net	(713)	(303)	410	135%

Income before income taxes	3,409	967	2,442	253%
Provision for income taxes	1,159	19	1,140	60%

Net income	$2,250	$948	$1,302	137%

        NET INCOME—The Company achieved net income of $2,250,000 or $.36 per diluted share for 2004 compared to $948,000 or $.19 per diluted share for 2003. Included in the results for 2003 was a tax credit of $298,000 related to the realization of a prior year state income tax refund. Included in net income for 2004 are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively.

        During 2003, the Company sold its Calibrator Business. In accordance with SFAS No. 144, the business is included as a discontinued operation; however results of operations for the discontinued business were zero and no gain or loss from the sale was recorded due to the previous writedown of the carrying value of the business to its estimated fair value.

        EBITDA—EBITDA was $6,400,000 for 2004 compared to $2,550,000 for 2003. EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA.

        REVENUES—Revenues were $62,738,000 in 2004 compared to $39,434,000 in 2003 or a 59% increase. Of this 59% increase in revenues, 17% came from the Company's existing businesses and the remaining 42% came from incremental revenues provided by Stature and Premotec, the companies acquired during 2004.

        GROSS MARGINS—Gross margin as a percentage of revenues was 26% for 2004 and 2003. This reflects improved margins of 2% from existing businesses offset by lower weighted average margins of the two acquisitions. Cost of products sold excludes $170,000 and zero for amortization of acquired designs and technologies for 2005 and 2004, respectively.

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

        AMORTIZATION OF INTANGIBLE ASSETS—Amortization of intangible assets expense was $647,000 in 2004 and $315,000 in 2003. This increase was due to the amortization costs related to the amortizable intangible assets acquired in the Stature and Premotec acquisitions.

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

Non-GAAP Measures

        EBITDA is not a defined term under U.S. generally accepted accounting principles (non-GAAP measures). Non-GAAP measures should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

        EBITDA is provided for information purposes only and should not be viewed as indicative of actual or future results. EBITDA is presented because the Company believes that certain investors may use it as supplemental information to evaluate a company's ability to service its indebtedness. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA for 2005, 2004 and 2003 is as follows:

(in thousands)	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Net income	$923	$2,250	$948
Interest expense	1,075	696	226
Provision for income tax	558	1,159	19
Depreciation and amortization	3,229	2,328	1,359

Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$5,785	$6,433	$2,552

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents increased $168,000 during 2005 to a balance of $624,000 at December 31, 2005. During 2005, operations provided $3,671,000 in cash. Cash provided by operations included net income of $923,000 plus non-cash charges for depreciation and amortization of $3,229,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $602,000 and other non-cash charges of $254,000. Cash was used to increase inventories by $644,000 in support of increased sales volume and anticipation of production of motor sub-assemblies at a sub-contract manufacturing facility in China. Cash used in operations also included an increase in trade receivables of $1,065,000 and increases in accounts payable of $1,051,000 reflecting increased sales levels. Accrued liabilities and other decreased $610,000 which mainly represented the payment in 2005 of the incentive bonus awards earned in 2004. Offsetting these uses was an increase in prepaid and other current assets of $69,000.

        Net cash used in investing activities was $2,371,000 and $17,719,000 for 2005 and 2004, respectively. The Company paid $275,000 and $13,563,000, in years 2005 and 2004, respectively, related to the acquisition of Stature and zero and $3,253,000 in years 2005 and 2004, respectively, related to the acquisition of Premotec. Purchases of property and equipment were $2,096,000 and $953,000 during the years 2005 and 2004, respectively. During 2005, approximately $1,000,000 of the $2,096,000 in purchases related to the set-up of motor manufacturing in China. The Company does not expect the level of purchases related to our China manufacturing capability to continue at this level.

        Net cash used in financing activities was $1,132,000 for the year 2005 compared to net cash provided of $12,937,000 for 2004. The Company had no new borrowings under term loans this year compared to borrowings of $10,314,000 in 2004. The Company repaid $2,236,000 and $2,132,000 on term loans for the years 2005 and 2004, respectively. In June 2004, Allied Motion received $1,000,000 for the issuance of 198,177 shares of common stock under the terms of a Stock Purchase Agreement. The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert and members of his immediate family. The aggregate purchase price for the shares represented the fair value of the stock at the time the Company received the purchase price. Cash was also provided from stock transactions under various employee benefit stock plans of $655,000 and $123,000 and repayment on a loan to the Company's Employee Stock Ownership plan of $155,000 and $45,000 in 2005 and 2004 respectively.

        At December 31, 2005, the Company had $11,809,000 of debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

        Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a) $10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement. The line-of-credit expires in

May 2007, unless extended. Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability. Borrowings under the line-of-credit bear interest at a rate equal to the bank's prime rates plus 1% (8.25% as of December 31, 2005).

        Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement. The line-of-credit expires in August 2006, unless extended. Borrowings under the line-of-credit bear interest at a rate equal to the bank's base rate plus 1.75%, with a minimum of 4.75% (4.75% at December 31, 2005). Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.

        The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank's base rate plus 2%, with a minimum of 4.75% (4.75% at December 31, 2005). The facility has no expiration date.

        The Company also has various term loans obtained in connection with its acquisitions. All borrowings are collateralized by substantially all assets of the Company.

        The loan agreements prohibit the Company from paying dividends and require that the Company maintain compliance with certain covenants related to tangible net worth and profitability. As of December 31, 2005, the Company was in compliance with such covenants. As of December 31, 2005, the amount available under the lines-of-credit and overdraft facility was $5,226,000.

        The Company's working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the line-of-credit facilities. The Company believes the capital currently available to it is sufficient for its currently anticipated needs for at least the next twelve months. If additional capital is needed in the future, the Company would pursue additional capital via debt or equity financings. A key component of the Company's liquidity relates to the availability of amounts under its lines-of-credit. Any lack of availability of these facilities could have a material adverse impact on the Company's liquidity position.

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

        The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 142. SFAS No. 142 provides a fair value test to evaluate goodwill and long-lived asset impairment. As part of the review, the Company estimates future cash flows. Depending upon future assessments of fair value and estimated future cash flows, there could be impairment recorded related to goodwill and other long-lived assets.

        The Company provides pension and postretirement benefits for certain domestic retirees and records the cost of the obligations based on estimates. The net periodic costs are recognized as employees render the services necessary to earn the benefits. Several assumptions are used to calculate the expense and liability related to the plans including the discount rate, the expected rate of return on plan assets, the future rate of compensation increases and health care cost increases. The discount rate is selected based on a bond pricing model that relates to the projected future cash flows of benefit obligations. Actuarial assumptions used are based on demographic factors such as retirement and mortality. Actual results could vary materially from the Company's actuarial assumptions, which may have an impact on the amount of reported expense or liability for pension or postretirement benefits.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS no. 123 (revised 2004), Share-Based Payment. SFAS 123R is a revision of FASB No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Pro forma disclosure is no longer an alternative. The provisions of this statement will become effective in our first quarter of 2006.

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

        The Company will utilize the modified prospective method when it adopts SFAS 123R.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The impact on net earnings as a result of the adoption of SFAS No. 123R is not expected to be significant based on options outstanding and unvested at December 31, 2005. The Company will adopt SFAS No. 123R starting on January 1, 2006.

Contractual Commitments

        For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 9 to the consolidated financial statements. At December 31, 2005, the Company's commitments under these obligations were as follows (in thousands):

Year ended December 31,	Operating Leases	Capital Leases(1)	Lines-of- Credit(2)	Term Loans(3)	Interest on Debt Obligations(4)	Total
2006	$598	$205	$4,981	$2,174	$884	$8,842
2007	431	93	—	3,990	153	4,667
2008	438	4	—	379	14	835
2009	354	—	—	285	8	647
2010	252	—	—	—	—	252
Thereafter	632	—	—	—	—	632

	$2,705	$302	$4,981	$6,828	$1,059	$15,875

(1)
The capital lease commitments include amounts representing interest.

(2)
The domestic and foreign lines-of-credit mature in May 2007 and August 2006, respectively but can be extended.

(3)
Maturities for the term loans are discussed more thoroughly in Note 5.

(4)
The interest rates used are the rates in effect at December 31, 2005.

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

Interest Rate Risk

        The interest payable on the Company's domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. A change in the interest rate of 1% on the Company's variable rate debt would have the impact of changing interest expense by approximately $89,000 annually.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Allied Motion Technologies Inc.:

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' investment and comprehensive income, and cash flows for the years ended December 31, 2005, 2004 and 2003. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Denver, Colorado
March 20, 2006

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$624	$456
Trade receivables, net of allowance for doubtful accounts of $281 and $235 at December 31, 2005 and 2004, respectively	10,087	9,353
Inventories, net	9,185	9,382
Deferred income taxes	402	1,186
Prepaid expenses and other	577	518

Total Current Assets	20,875	20,895
Property, plant and equipment, net	12,939	13,301
Deferred income taxes	582	—
Goodwill and intangible assets, net	18,941	20,624

Total Assets	$53,337	$54,820

Liabilities and Stockholders' Investment
Current Liabilities:
Current maturities of capital lease obligations	$180	$183
Debt obligations	7,155	6,904
Accounts payable	5,543	4,669
Accrued liabilities and other	3,877	5,316
Income taxes payable	664	687

Total Current Liabilities	17,419	17,759
Long-term capital lease obligations, net of current portion	92	241
Debt obligations, net of current portion	4,654	7,079
Deferred income taxes	1,862	2,304
Pension and post-retirement obligations	3,503	3,077

Total Liabilities	27,530	30,460
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,369 and 6,070 shares issued and outstanding at December 31, 2005 and 2004, respectively	15,110	14,169
Deferred compensation	(119)	—
Loan receivable from Employee Stock Ownership Plan	—	(155)
Retained earnings	10,970	10,047
Other comprehensive income (loss)	(154)	299

Total Stockholders' Investment	25,807	24,360

Total Liabilities and Stockholders' Investment	$53,337	$54,820

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Revenues	$74,302	$62,738	$39,434
Cost of products sold (exclusive of amortization of acquired product designs and technologies intangibles)	58,118	46,280	29,167

Gross margin	16,184	16,458	10,267
Operating costs and expenses:
Selling	3,265	2,557	2,022
General and administrative	5,952	6,226	4,596
Engineering and development	3,526	2,896	1,853
Amortization of intangible assets	1,010	647	315
Restructuring charges	—	10	211

Total operating costs and expenses	13,753	12,336	8,997

Operating income	2,431	4,122	1,270
Other income (expense), net:
Interest expense	(1,075)	(696)	(226)
Other income (expense), net	125	(17)	(77)

Total other expense, net	(950)	(713)	(303)

Income before income taxes	1,481	3,409	967
Provision for income taxes	558	1,159	19

Net income	$923	$2,250	$948

Basic net income per share:
Net income per share	$.15	$.40	$0.19

Basic weighted average common shares	6,245	5,581	4,925

Diluted net income per share:
Net income per share	$.13	$.36	$0.19

Diluted weighted average common shares	6,869	6,185	5,061

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock				Other Comprehensive Income Adjustments
				Retained Earnings		Comprehensive Income
	Shares	Amount	Other
Balances, December 31, 2002	4,837	$8,100	$—	$6,849	$28
Stock transactions under employee benefit stock plans	183	271	(200)
Issuance of restricted stock	1	3
Stock compensation expense		9
Foreign currency translation adjustment					51	$51
Net income				948		948

Comprehensive income						$999

Balances, December 31, 2003	5,021	8,383	(200)	7,797	79
Stock transactions under employee benefit stock plans	52	156	45
Issuance of restricted stock	198	1,000
Stock compensation expense		13
Stock issued for acquisition of Owosso Corporation	536	2,421
Stock issued for acquisition of Premotec	263	1,471
Stock warrants issued for acquisition of Owosso Corporation		725
Foreign currency translation adjustment					220	$220
Net income				2,250		2,250

Comprehensive income						$2,470

Balances, December 31, 2004	6,070	14,169	(155)	10,047	299
Stock transactions under employee benefit stock plans and option exercises	259	780
Payment on loan to Employee Stock Ownership Plan			155
Issuance of restricted stock	40	155	(155)
Stock compensation expense		6	36
Additional minimum pension liability, net of tax					(122)	$(122)
Foreign currency translation adjustment					(331)	(331)
Net income				923		923

Comprehensive income						$470

Balances, December 31, 2005	6,369	$15,110	$(119)	$10,970	$(154)

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Cash Flows From Operating Activities:
Net income	$923	$2,250	$948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,229	2,328	1,359
Provision for doubtful accounts	146	52	47
Provision for obsolete inventory	586	136	135
Deferred income tax provision	(130)	901	440
Loss on disposition of assets	84	164	114
Tax effect of non-qualifying option exercises	124	44	—
Other	46	(39)	(14)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in trade receivables	(1,065)	(618)	(414)
Increase in inventories, net	(644)	(2,050)	(74)
Decrease (increase) prepaid expenses and other	(69)	637	(82)
(Decrease) increase accounts payable	1,051	(203)	(201)
Decrease in accrued liabilities and other	(610)	(329)	(106)

Net cash provided by operating activities	3,671	3,273	2,152
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,096)	(953)	(1,113)
Cash paid for acquisition of Motor Products	—	—	(300)
Proceeds from sale of Power and Process Business	—	50	649
Net cash paid for acquisition of Owosso Corporation	(275)	(13,563)	—
Net cash paid for acquisition of Premotec	—	(3,253)	—

Net cash used in investing activities	(2,371)	(17,719)	(764)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	441	3,736	(500)
Borrowings on term loans	—	10,314	—
Repayments on term loans	(2,236)	(2,132)	(1,500)
Proceeds from sales/leaseback	50	—	500
Repayments on capital leases	(197)	(149)	(21)
Issuance of restricted stock	—	1,000	—
Repayment on loan to Employee Stock Ownership Plan	155	45	—
Stock transactions under employee benefit stock plans	655	123	74

Net cash (used in) provided by financing activities	(1,132)	12,937	(1,447)
Effect of foreign exchange rate changes on cash	—	5	64

Net increase (decrease) in cash and cash equivalents	168	(1,504)	5
Cash and cash equivalents at beginning of period	456	1,960	1,955

Cash and cash equivalents at end of period	$624	$456	$1,960

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest	$1,085	$687	$226
Income taxes	(384)	(57)	(254)
Acquisitions	—	16,816	300

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

  Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2005	December 31, 2004
Parts and raw materials	$7,739	$7,510
Work-in-process	1,418	1,485
Finished goods	1,710	1,883

	10,867	10,878
Less reserves	(1,682)	(1,496)

	$9,185	$9,382

  Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2005	December 31, 2004
Land		$332	$332
Building and improvements	5-39 years	4,537	4,395
Machinery, equipment, tools and dies	2-8 years	15,271	13,366
Furniture, fixtures and other	3-10 years	764	1,134

		20,904	19,227
Less accumulated depreciation		(7,965)	(5,926)

		$12,939	$13,301

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

        Depreciation expense was approximately $2,219,000, $1,681,000 and $1,044,000, in 2005, 2004 and 2003, respectively.

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company completed its annual analysis of the fair value of its goodwill at October 31, 2005 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

  Intangible Assets

        Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

  Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in 2005, 2004 or 2003.

  Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $307,000 and $375,000 as of December 31, 2005 and 2004, respectively.

        Changes in the Company's reserve for product warranty claims during 2005 and 2004, were as follows (in thousands):

	December 31, 2005	December 31, 2004
Warranty reserve at beginning of the year	$375	$185
Warranty expenditures	(171)	(142)
Provision	113	101
Additions due to acquisitions	—	223
Effect of foreign currency translation	(10)	8

Warranty reserve at end of year	$307	$375

  Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Compensation and fringe benefits	$2,494	$3,428
Litigation and legal fees (Note 9)	145	255
Customer deposits	38	32
Warranty reserve	307	375
Other accrued expenses	893	1,226

	$3,877	$5,316

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

  Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. Outstanding options totaling 624,000, 604,000, and 136,000 had a dilutive effect for years 2005, 2004 and 2003, respectively. Stock options to purchase 241,000, 130,000 and 734,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2005, 2004 and 2003, respectively, since the results would have been anti-dilutive.

  Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Comprehensive income consisted of cumulative translation adjustments from the translation of the financial statements of the Company's foreign subsidiary and an additional minimum pension liability (see Note 10) for year 2005. Adjustments for comprehensive income for years 2004 and 2003 are comprised only of cumulative translation adjustments.

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

Company's net income (loss) would have been adjusted to the following amounts (in thousands, except per share data):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Net income:
Reported net income	$923	$2,250	$948
Stock-based compensation expense, net of taxes	$(130)	$(1,231)	$(573)

Pro forma net income	$793	$1,019	$375

Basic net income per share:
Reported basic net income per share	$0.15	$0.40	$0.19
Pro forma basic net income per share	$0.13	$0.18	$0.08
Diluted net income per share:
Reported diluted net income per share	$0.13	$0.36	$0.19
Pro forma diluted net income per share	$0.12	$0.16	$0.07

        Cumulative compensation cost recognized is adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

        For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31, 2004	For the year ended December 31, 2003
Risk-free interest rate	3.7%	2.9%
Expected dividend yield	0.0%	0.0%
Expected life	5 years	6 years
Expected volatility	91.1%	102.7%

        There were no options granted during 2005. The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during 2004 and 2003 was $3.81 and $1.64, respectively. The total fair value of options granted was $1,290,000 and $324,000 in 2004 and 2003, respectively. These amounts are being amortized over the vesting periods of the options for purposes of this disclosure.

        The weighted average fair value of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan during 2005, 2004 and 2003 was $.66, $2.45 and $1.62, respectively. The fair value of the stock purchase rights was calculated as the difference between the stock price at the date of issuance and the employee purchase price.

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

  Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the lines-of-credit and variable term loans approximate their fair value because the underlying instrument is a variable rate note that reprices frequently. The carrying amount of the term loan approximates its fair value because the fixed interest rate is a current market interest rate.

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

2. OWOSSO MERGER

        On May 10, 2004, the Company completed the merger of Owosso Corporation, and its sole remaining operating subsidiary Stature Electric, Inc. located in Watertown, New York, with a wholly owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger dated February 10, 2004. The consideration for the merger of $17.1 million consisted of $1 million of cash payable to Owosso's preferred shareholders, $11.7 million of cash for Owosso's debt, liabilities and transaction costs, $1.2 million in fees and expenses incurred by the Company, the issuance of 535,527 shares of the Company's common stock (fair value of $2,421,000) and the issuance of warrants to purchase 300,000 shares of Allied Motion common stock at $4.41 per share (valued at $725,000 using the Black Scholes Model) which were issued to Owosso's preferred shareholders. There were no additional notes issued by Allied Motion related to the acquisition. Allied Motion financed the cash portion of the acquisition price with existing cash, borrowings of $8.25 million under new term loan agreements and borrowings under its revolving line-of-credit. The Company merged with Owosso to further the Company's strategy to expand its penetration into the motion control market.

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

        The amortization of acquired goodwill and intangible assets are deductible for tax purposes. The amortizable intangible assets are amortized as discussed in Note 4.

        The accompanying consolidated financial statements include the operating results of Stature Electric, Owosso's remaining sole operating subsidiary, subsequent to May 10, 2004.

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

3. PREMOTEC ACQUISITION

        On August 23, 2004, the Company completed the acquisition of Precision Motor Technology B.V. (Premotec), located in Dordrecht, The Netherlands from Premotec Holding B.V., both limited liability companies incorporated in The Netherlands, pursuant to the Stock Purchase Agreement dated July 23, 2004. Neither the companies acquired nor the seller was related to the Company, and there is no material relationship between those companies and the Company, other than in respect of this acquisition. The acquisition was completed to achieve European presence to provide additional opportunities for the sale and support of the all of the Company's products while increasing purchasing volume provided by Premotec to enhance the Company's strategic sourcing opportunities. The purchase price was EUR 3.75 million plus expenses (approximately $5 million total purchase price). The cash portion of the consideration of EUR 2.5 million (U.S. $3.1 million) was funded by a term loan, a line of credit and an overdraft facility from a Netherlands bank and is discussed more thoroughly in Note 6 below. The remaining portion of the consideration of EUR 1.25 million (U.S. $1,471,000) was funded by the issue of 263,231 shares of the Company's common stock (at market value) to the seller, Premotec Holding B.V. The expenses of the acquisition were funded from the Company's cash balances and amounts available under the lines of credit.

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

        The amortization of acquired goodwill and intangible assets are non-deductible for tax purposes in accordance with tax regulations in The Netherlands. The amortizable intangible assets are amortized as discussed in Note 4.

4. GOODWILL AND INTANGIBLE ASSETS

        Included in goodwill and intangible assets in the Company's consolidated balance sheets are the following intangible assets (in thousands):

	December 31, 2005	December 31, 2004	Estimated Life
Goodwill	$12,818	$13,246

Amortizable intangible assets:
Customer lists	4,371	4,506	8 years
Trade names	1,340	1,340	10 years
Designs and technologies	2,494	2,631	8 years
Accumulated amortization	(2,082)	(1,099)

Total net intangible assets	6,123	7,378

Total goodwill and net intangible assets	$18,941	$20,624

        The change in the carrying amount of goodwill for 2005 is as follows (in thousands):

	December 31, 2005	December 31, 2004
Balance at beginning of period	$13,246	$5,213
Goodwill resulting from acquisition of Owosso Corporation	—	5,502
Goodwill resulting from acquisition of Premotec	—	2,283
Effect of foreign currency translation	(326)	248
Other	(102)	—

Balance at end of period	$12,818	$13,246

        Total amortization expense for intangible assets for the years 2005, 2004, and 2003 was $1,010,000, $647,000 and $315,000 respectively. Amortization expense of designs and technologies included in total amortization expense for the years 2005, 2004 and 2003 was $324,000, $170,000 and zero, respectively. Estimated amortization expense for intangible assets is $1,008,000 for each of the years ended December 31, 2006 through 2009 and $908,000 for 2010.

5. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2005	December 31, 2004
Domestic revolving line-of-credit (A)	$4,434	$3,615
Foreign revolving line-of-credit (B)	547	626
Bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank's base rate plus 2%, minimum of 4.75% (4.75% as of December 31, 2005), due on demand, secured by Premotec's inventory; EUR 200 ($237 at December 31, 2005 exchange rate) was available at December 31, 2005	—	422
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	1,535	2,618
Term loan payable to bank in monthly installments of $59 plus interest at the bank's prime rate plus 0.75% (8.0% as of December 31, 2005), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	3,872	4,585
Term loan payable to bank in quarterly installments of EUR 80 ($95 at December 31, 2005 exchange rate) plus interest at 4.74% until August, 2006, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Allied Motion Technologies, B.V. shares	1,421	2,074
Term loan payable to bank, paid in full in January 2005	—	43

Total	11,809	13,983
Less current maturities	(7,155)	(6,904)

Long-term debt obligations	$4,654	$7,079

(A)
Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement. The line-of-credit expires in May 2007, unless extended. Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability. Borrowings under the line-of-credit bear interest at a rate equal to the bank's prime rates plus 1% (8.25% as of December 31, 2005). All borrowings are collateralized by substantially all assets of the Company. The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage. As of December 31, 2005, the Company was in compliance with such covenants. As of December 31, 2005, the amount available under the domestic line-of-credit was $4,656,000.

(B)
Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement. The line-of-credit expires in August 2006, unless extended. Borrowings under the line-of-credit bear interest at a rate equal to the bank's base rate plus 1.75%, with a minimum of 4.75% (4.75% at December 31, 2005). Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability. As of December 31, 2005, the amount available under the foreign line-of-credit was $333,000.

        Future maturities of debt obligations are as follows as of December 31, 2005:

2006	$7,155
2007	3,990
2008	379
2009	285

$11,809

6. INCOME TAXES

        The provision for income taxes is based on income before income taxes from continuing operations as follows (in thousands):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Domestic	$782	$3,151	$900
Foreign	699	258	67

Income before income taxes	$1,481	$3,409	$967

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Current provision (benefit):
Domestic	$73	$131	$(441)
Foreign	324	127	20

Total current provision (benefit)	396	258	(421)
Deferred provision (benefit):
Domestic	274	1,063	440
Foreign	(112)	(162)	—

Total deferred provision	162	901	440

Provision for income taxes	$558	$1,159	$19

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Tax provision, computed at statutory rate	$504	$1,159	$328
State tax, net of federal impact	62	150	88
Nondeductible expenses	28	30	48
Permanent tax deductions	(24)	(109)	—
Adjustments to prior year accruals(1)	52	—	(144)
Effect of changes in enacted tax law	(18)	(124)	—
Prior year state tax refund(2)	—	—	(298)
Change in valuation allowance	(37)	—	—
Other	(9)	53	(3)

Provision for income taxes	$558	$1,159	$19

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

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2005	December 31, 2004
Deferred tax assets:
Allowances and other accrued liabilities	$645	$303
Restricted stock	13	—
Tax credit carryforwards	233	233
Net operating loss carryforwards	408	1,002

Total deferred tax assets	1,299	1,538
Valuation allowance	(315)	(352)

Net deferred tax assets	984	1,186

Deferred tax liabilities:
Property, plant and equipment	(1,081)	(1,170)
Goodwill and intangibles	(781)	(1,134)

Total deferred tax liabilities	(1,862)	(2,304)

Net deferred tax liabilities	$(878)	$(1,118)

        The net deferred tax liabilities are classified as follows in the accompanying consolidated balance sheets (in thousands):

	December 31, 2005	December 31, 2004
Current deferred tax assets	$402	$1,186
Non-current deferred tax assets	582	—
Non-current deferred tax liabilities	(1,862)	(2,304)

Net deferred tax assets	$(878)	$(1,118)

        The Company has domestic tax credit carryforwards of $233,000 expiring in 2006 and 2007 and a domestic net operating loss carryforward of $1,132,000 expiring in 2023 through 2024.

        Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2005. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets, net of valuation allowances as of December 31, 2005.

7. STOCK COMPENSATION

  Allied Motion Stock Incentive Plan

        The Company's Stock Incentive Plan provides for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employee directors of the Company.

        Option and restricted stock activity during years 2005, 2004 and 2003, was as follows:

		Stock Options		Restricted Stock
	Common Stock available for grant	Number of Shares	Weighted Average Exercise Price	Number of Shares
Balances, December 31, 2002	270,640	1,192,330	3.21
Granted	(197,000)	197,000
Forfeited	45,900	(65,900)

Balances, December 31, 2003	119,540	1,323,430	3.00
Additional shares authorized	400,000	—
Granted	(404,600)	404,600
Forfeited	3,500	(11,000)
Exercised	—	(29,160)

Balances, December 31, 2004	118,440	1,687,870	3.48
Granted	(47,000)			47,000
Forfeited	32,667	(38,317)		(3,000)
Exercised	—	(200,903)		—

Balances, December 31, 2005	104,107	1,448,650	3.62	44,000

        Exercise prices for options outstanding and exercisable at December 31, 2005 are as follows:

	Range of Exercise Prices			Total
	$1.13-$2.90	$3.20-$4.83	$5.46-$6.72	$1.13-$6.72
Options Outstanding:
Number of options	718,500	488,900	241,250	1,448,650
Weighted average exercise price	$2.44	$4.15	$6.03	$3.62
Weighted average remaining contractual life	3.2 years	5.1 years	4.6 years	4.1 years
Options Exercisable:
Number of options	704,500	480,233	241,250	1,425,983
Weighted average exercise price	$2.45	$4.17	$6.03	$3.64

        Under the terms of the plan, options may not be granted at less than 85% of fair value. All options granted to date have been granted at fair value as of the date of grant. Options granted through December 31, 2003 generally become exercisable evenly over three years starting one year from the date of grant and expire seven years from the date of grant. Options granted in 2004 became exercisable on December 31, 2004.

        During 2005, 47,000 shares of nonvested restricted stock were awarded with a value of $3.91 per share. The value at the date of grant is amortized to compensation expense over the related three year vesting period. During 2005, compensation expense of $36,000 was recorded. None of the restricted shares awarded are vested as of December 31, 2005. The shares will vest one-third in each of 2006, 2007 and 2008.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which supersedes APB Opinion 25 and related interpretations. SFAS 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after December 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of 2006. For outstanding awards accounted for under APB No. 25 or SFAS No. 123, stock compensation expense must be recognized in earnings for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123.

  Allied Motion Employee Stock Purchase Plan

        Until December 31, 2005, the Employee Stock Purchase Plan (ESPP) provided for the issuance of shares of capital stock through payroll deductions. Employees who choose to participate in the ESPP receive an option to purchase capital stock at a discount equal to the lower of 85 percent of the fair market value of the capital stock on the first or last day of an offering period. Employees purchased 58,000, 29,000 and 37,000 shares under the ESPP during 2005, 2004 and 2003, respectively.

  Allied Motion Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2005, 2004 and 2003) or ii) the annual interest payable on any note outstanding to the Company. Company contributions to the Plan were $78,000, $181,000 and $51,000 accrued for 2005, 2004 and 2003, respectively. Contributions were used to repay the loan as discussed below and/or acquire newly issued shares of the Company. During 2005 and 2003, contributions were used to acquire 2,000 and 17,000 shares, respectively.

        During 2003, the Company loaned $200,000 to the ESOP so that the ESOP could acquire 130,719 newly issued shares of the Company's common stock. The shares issued to the ESOP were pledged as collateral for the debt. Company contribution amounts are used in the following year to repay the debt or acquire new shares for the plan. During 2005 and 2004, accrued contributions used to repay the loan balance were $155,000 and $45,000, respectively. During 2005, the loan balance was repaid in full. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year compared to the total debt service estimated for the current and future years.

  Allied Motion Employee Stock Repurchase Program

        Up until December 31, 2005, the Company offered a stock repurchase program whereby up to $125,000 per year could be used to repurchase shares of common stock from employees at fair value. The Company repurchased 2,000, 6,000 and 2,000 shares during 2005, 2004 and 2003 respectively. This program ended December 31, 2005.

8. LOANS RECEIVABLE FOR STOCK

        At December 31, 2004 the Company had $155,000 receivable from its ESOP. This represents the unpaid balance of the original $200,000 the Company loaned to the Plan during 2003. The note bore an annual interest rate of 5.75% and was scheduled to mature May 31, 2018. The ESOP used contributions from the Company to repay the loan balance. On March 15, 2005, the 2004 contribution amount of $181,000 was used to repay the loan balance and purchase 2,000 shares of newly issued shares of the Company.

9. COMMITMENTS AND CONTINGENCIES

  Operating Leases

        At December 31, 2005, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities and other" in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2006	$598
2007	431
2008	438
2009	354
2010	252
Thereafter	632

$2,705

        Rental expense was $715,000, $551,000, and $468,000 in Years 2005, 2004 and 2003, respectively.

  Capital Leases

        The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases included in the accompanying consolidated balance sheets as property, plant and equipment was $680,000 and $610,000 at December 31, 2005 and 2004, respectively. Accumulated amortization of the leased equipment at December 31, 2005 and December 31, 2004 was $229,000 and $106,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

        The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2005, are as follows (in thousands):

Year ending December 31,
2006	$205
2007	93
2008	4

Total minimum lease payments	302
Less: amount representing interest and other	30

Present value of net minimum lease payments	272
Less: Current maturities of capital lease obligations	180

Long-term capital lease obligations	$92

  Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with seven key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of threatened takeover. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of salary and bonus that could be required to be paid under these contracts, if such events occur, totaled approximately $1,822,000 and $1,731,000, respectively as of December 31, 2005 and 2004. In addition to the salary, severance benefits include payment of 20% of annual salary for life, disability, accident and health insurance for 24 months and a pro-rata calculation of bonus for the current year.

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

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005	December 31, 2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,882	$3,245
Service cost	113	90
Employee contributions	14	13
Interest cost	214	197
Actuarial loss	74	542
Benefits paid	(201)	(205)

Projected benefit obligation at end of period	$4,096	$3,882

Change in plan assets:
Fair value of plan assets at beginning of period	$3,238	$3,131
Actual return on plan assets	168	299
Employee contributions	14	13
Benefits and expenses paid	(201)	(205)

Fair value of plan assets at end of period	$3,219	$3,238

	December 31, 2005	December 31, 2004
Excess of projected benefit obligation over fair value of plan assets	$877	$644
Unrecognized loss	(263)	(74)

Accrued pension cost	$614	$570
Additional minimum liability	191	—

	$805	$570

        The accumulated benefit obligation for the pension plan was $4,024,000 at December 31, 2005 and $3,773,000 at December 31, 2004.

        Components of net periodic pension expense included in the consolidated statements of operations for years 2005, 2004 and 2003 are as follows (in thousands):

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Service cost	$113	$90	$85
Interest cost on projected benefit obligation	214	197	185
Expected return on assets	(282)	(273)	(241)

Net periodic pension expense	$45	$14	$29

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2005	December 31, 2004
Discount rate	5.50%	5.75%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2005	For the year ended December 31, 2004
Discount rate	5.50%	5.75%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increases	5.00%	5.00%

        Quarterly contributions were not required for 2005. The minimum required contribution for 2005 of $74,446 will be paid by the date the Company files its U.S. income tax return or September 15, 2006, whichever is earlier. The Company expects to contribute approximately $75,000 to the pension plan for 2006.

        The pension plan assets allocation at December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Cash equivalents	4%	1%
Equity securities	71%	70%
Fixed income securities	25%	29%

Total	100%	100%

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

  Postretirement Welfare Plan

        Motor Products provides postretirement medical insurance and life insurance benefits to employees hired before January 1, 1994 who retire from Motor Products. Partial contributions from retirees are required for the medical insurance benefits. The Company's portion of the medical insurance premiums are funded from the general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005	December 31, 2004
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$3,522	$2,136
Service cost	68	46
Interest cost	191	146
Actuarial loss	2,464	1,272
Benefits paid	(122)	(78)

Accumulated postretirement benefit obligation at end of period	$6,123	$3,522

Accrued postretirement benefit cost at the beginning of period	$2,502	$2,388
Net periodic postretirement cost	300	192
Employer contribution	(122)	(78)
Other	18	—

Accrued postretirement benefit cost at end of period	$2,698	$2,502

        In determining the accumulated postretirement benefit obligation at December 31, 2005, the Company's blended insurance premium rate for all active and retiree participants in the Company's medical insurance plans was used. The blended rate is higher than the rate would be for retiree participants only. The Company intends to re-determine the rate to use for 2006 based on a revision of retiree benefits.

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2005, 2004 and 2003, and are as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Service cost	$68	$46	$61
Interest cost	191	146	122
Amortization of loss (gain)	41	—	(5)

Total	$300	$192	$178

        For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to the ultimate rate by a said year, and remain at that level thereafter, per the following:

	December 31, 2005	December 31, 2004
Annual rate of increase per capita of covered health care benefits	11.25%	12.00%
Ultimate rate	5.00%	5.00%
Year ultimate rate is reached	2014	2013

        Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by $1,233,800 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for year 2005 by $59,600. Decreasing the assumed healthcare postretirement benefit obligation as of December 31, 2005 by 1% decreases the accumulated postretirement benefit obligation by $953,600 and the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for year 2005 by $45,200. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.50% and 5.75% as of December 31, 2005 and 2004, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 5.50% for 2005 and 5.75% for 2004.

        The Company expects to contribute approximately $79,000 to the postretirement welfare plan during 2006.

11. RESTRUCTURING CHARGES

        Restructuring charges include the costs associated with the Company's strategy of reducing its facility requirements and implementing lean manufacturing initiatives. These charges consist of costs that are incremental to the Company's ongoing operations and, for Years 2004 and 2003, include employee termination related charges. The Company recorded restructuring charges of zero, $10,000 and $211,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        At December 31, 2005, there were no outstanding liabilities related to the restructuring charges included in accrued liabilities and other in the consolidated balance sheet.

12. SEGMENT INFORMATION

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

        The Company's wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands and is included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the year ended and as of December 31,
	2005	2004	2003
Revenues derived from foreign subsidiaries	$13,790	$5,018	$773
Identifiable assets	7,981	8,927	34

        Sales to customers outside of the United States were $20,096,000 $13,737,000, and $7,371,000, in years 2005, 2004 and 2003.

        During Years 2005 and 2004, no single customer accounted for more than 10% of total revenues.

13. ISSUANCE OF RESTRICTED STOCK

        During 2004, the Company issued 198,177 shares of unregistered restricted common stock under the terms of a Stock Purchase Agreement. The purchasers of these shares were certain trusts and pension plans, the beneficiaries of which are Michel Robert and members of his immediate family. The $1,000,000 aggregate purchase price for the shares represented the fair value of the stock at the time the Company received the purchase price. Subsequent to the issuance of shares, Mr. Robert was appointed as a director of the Company.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2005, 2004 and 2003 is as follows (in thousands, except per share data):

Year 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,455	$18,913	$18,043	$18,891
Gross margin	4,088	4,224	4,198	3,674
Net income	168	368	383	4
Basic income per share	.03	.06	.06	.00
Diluted income per share	.02	.05	.06	.00

Year 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,248	$15,104	$18,042	$18,344
Gross margin	3,047	4,064	4,563	4,784
Net income	427	608	612	603
Basic income per share	.09	.11	.10	.10
Diluted income per share	.08	.10	.09	.09
Year 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,176	$9,736	$9,838	$10,684
Gross margin	2,203	2,553	2,292	3,219
Net Income (loss)	(149)	302	403	392
Basic income (loss) per share	(.03)	.06	.08	.08
Diluted income (loss) per share	(.03)	.06	.08	.07

Item 9A. Controls and Procedures.

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2005 the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K and concluded that they are effective.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 11. Executive Compensation.

        The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan" included in Item 5 of the Form 10-K.

Item 13. Certain Relationships and Related Transactions.

        Prior to its termination by mutual consent on April 28, 2005 the Company entered into a Consulting Agreement, effective September 1, 1998, with Eugene E. Prince, who resigned from the offices of President and Chief Executive Officer on August 13, 1998 and retired from employment with the Company effective August 31, 1998. Under the Consulting Agreement, he would be compensated for providing consulting services to the Company as requested by the Chief Executive Officer. During years 2005, 2004 and 2003, the Transition Period and fiscal year 2002, Mr. Prince was not paid for providing any consulting services.

Item 14. Principal Accountant Fees and Services

        The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004.

b)
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2005, 2004 and 2003.

d)
Consolidated Statements of Cash Flows for the years 2005, 2004 and 2003.

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
3.4	By-laws of the Company, amended and restated as of February 16, 2006.
10.0*	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.)
10.1*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.)
10.2*	2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 21, 2000.)
10.3
Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended June 30, 2002.)

10.4
Agreement and Plan of Merger, dated as of February 10, 2004, by and among Allied Motion Technologies Inc., AMOT Inc. and Owosso Corporation. (Incorporated by reference to the Company's Form S-4/A as filed on March 26, 2004.)
10.5
Share Purchase Agreement dated July 23, 2004 by and among Premotec Holding B.V., Premotec Beheer B.V., Allied Motion Technologies Netherlands BV, and Allied Motion Technologies Inc. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K dated August 23, 2004.)
10.6*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.)
10.7*
Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective August 1, 2003. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003.)
10.8*
Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective July 24, 2003. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2003.)
10.9*
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
10.11*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 29, 2004.)
10.12
Revolving Credit and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies, PNC Bank, National Association and Silicon Valley Bank. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated February 8, 2005.)
10.13
Term Loan and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies and PNC Bank, National Association. (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated February 8, 2005.)
10.14
Term Loan and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies and Silicon Valley Bank. (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated February 8, 2005.)
10.15
First Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of August 23, 2004. (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated February 8, 2005.)

10.16
Second Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated February 8, 2005.)
10.17	Third Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of July 11, 2005.
10.18	Fourth Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of November 1, 2005.
14.1
Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.)
21	List of Subsidiaries
23	Consent of KPMG LLP.
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of the President and Chief Operating Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.
By:	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer, Chief Financial Officer and Director Date: March 24, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	March 24, 2006
/s/ DELWIN D. HOCK Delwin D. Hock	Chairman of the Board of Directors	March 24, 2006
/s/ EUGENE E. PRINCE Eugene E. Prince	Director	March 24, 2006
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 24, 2006
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	March 24, 2006
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 24, 2006

ALLIED MOTION TECHNOLOGIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Other	Balance at End of Period
Year Ended December 31, 2005:
Reserve for bad debts	$235	$146	$(92)	$(8)	$281
Reserve for excess or obsolete inventories	$1,496	$586	$(348)	$(52)	$1,682
Valuation allowance for deferred tax assets	$352	$—	$(37)	$—	$315

Year Ended December 31, 2004:
Reserve for bad debts	$106	$61	$(32)	$100	$235
Reserve for excess or obsolete inventories	$805	$136	$(242)	$797	$1,496
Valuation allowance for deferred tax assets	$352	$59	$(59)	$—	$352

Year Ended December 31, 2003:
Reserve for bad debts	$148	$47	$(89)	$—	$106
Reserve for excess or obsolete inventories	$1,024	$135	$(354)	$—	$805
Valuation allowance for deferred tax assets	$424	$—	$(72)	$—	$352