Form 10-K/A
period 2005-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2006-04-04
CIK 46129

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

        Number of shares of the only class of Common Stock outstanding: 6,369,351 as of March 20, 2006

DOCUMENTS INCORPORATED BY REFERENCE
Notice and Proxy for 2006 Annual Meeting of Shareholders

EXPLANATORY NOTE

        Allied Motion Technologies Inc. (the "Company") inadvertently omitted the signature of KPMG LLP from the "Report of Independent Registered Public Accounting Firm" included in Item 8 of the Company's Form 10-K for the fiscal year ended December 31,2005, which was filed with the Securities and Exchange Commission ("SEC") on March 28, 2006 (the "Original Form 10-K").

        In order to comply with certain technical requirements of the SEC's rules in connection with the filing of this amendment on Form 10-K/A, the Company is (i) setting forth in this amendment the complete text of Item 8 (Financial Statements and Supplementary Data), as amended and (ii) filing, as exhibits, certain current dated certifications of the Company's Chief Executive and Chief Financial Officer and the President and Chief Operating Officer.

        Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K.

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

ALLIED MOTION TECHNOLOGIES INC.

Item 15. Exhibits and Financial Statement Schedules

        The following exhibits are filed as part of this Amendment No. 1 to the Form 10-K:

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

ALLIED MOTION TECHNOLOGIES INC.
By:	/s/ RICHARD D. SMITH Richard D. Smith Chief Executive Officer, Chief Financial Officer and Director Date: April 4, 2006

QuickLinks

EXPLANATORY NOTE
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
ALLIED MOTION TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALLIED MOTION TECHNOLOGIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURE