Form 10-Q
period 2006-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2006-05-15
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
March 31, 2006	0-04041
(Unaudited)

ALLIED MOTION TECHNOLOGIES INC.

(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150

Englewood, Colorado  80112

Telephone:  (303) 799-8520

84-0518115

(IRS Employer Identification Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of Shares of the only class of Common Stock outstanding:  6,411,101 as of May 10, 2006

ALLIED MOTION TECHNOLOGIES INC.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations For the three months ended March 31, 2006 and 2005

Undaudited Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2006 and 2005

Unaudited notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$912	$624
Trade receivables, net of allowance for doubtful accounts of $314 and $281 at March 31, 2006 and December 31, 2005, respectively	11,595	10,087
Inventories, net	10,113	9,185
Deferred income taxes	407	402
Prepaid expenses and other	552	577
Total Current Assets	23,579	20,875
Property, plant and equipment, net	12,629	12,939
Deferred income taxes	557	582
Goodwill and intangible assets	18,760	18,941
Total Assets	$55,525	$53,337
Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$187	$180
Debt obligations	8,516	7,155
Accounts payable	5,692	5,543
Accrued liabilities and other	4,578	3,877
Income taxes payable	742	664
Total Current Liabilities	19,715	17,419
Long-term capital lease obligations, net of current portion	86	92
Debt obligations, net of current portion	4,128	4,654
Deferred income taxes	1,858	1,862
Pension and post-retirement obligations	3,507	3,503
Total Liabilities	29,294	27,530

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,411 and 6,369 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	15,016	14,991
Retained earnings	11,318	10,970
Other comprehensive income (loss)	(103)	(154)
Total Stockholders’ Investment	26,231	25,807
Total Liabilities and Stockholders’ Investment	$55,525	$53,337

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2006	2005
Revenues	$21,199	$18,455
Cost of products sold (exclusive of amortization of acquired product designs and technologies intangibles)	16,459	14,367
Gross margin	4,740	4,088

Operating costs and expenses:
Selling	802	790
General and administrative	1,981	1,507
Engineering and development	922	987
Amortization of intangible assets	251	256
Total operating costs and expenses	3,956	3,540
Operating income	784	548

Other expense, net:
Interest expense	(251)	(263)
Other expense, net	(19)	—
Total other expense, net	(270)	(263)
Income before income taxes	514	285
Provision for income taxes	(166)	(117)
Net income	$348	$168

Basic net income per share:
Net income per share	$0.06	$0.03
Basic weighted average common shares	6,247	6,084

Diluted net income per share:
Net income per share	$0.05	$0.02
Diluted weighted average common shares	6,587	7,139

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$348	$168
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	812	813
Provision for doubtful accounts	19	3
Provision for obsolete inventory	77	51
Deferred income taxes	4	(58)
Loss on disposition of assets	10	47
Other	28	(12)
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(1,494)	(1,423)
Inventories, net	(972)	(450)
Prepaid expenses and other	27	18
Increase (decrease) in -
Accounts payable	116	194
Accrued liabilities and other	760	(853)
Net cash used in operating activities	(265)	(1,502)

Cash Flows From Investing Activities:
Purchase of property and equipment	(253)	(579)
Acquisition costs for Owosso Corporation	—	(158)
Net cash used in investing activities	(253)	(737)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	1,342	2,439
Repayments on term loans	(545)	(596)
Proceeds from sales/leaseback	50	—
Repayment of capital lease obligations	(51)	(45)
Stock transactions under employee benefit stock plans	7	290
Net cash provided by financing activities	803	2,088

Effect of foreign exchange rate changes on cash	3	7

Net increase (decrease) in cash and cash equivalents	288	(144)

Cash and cash equivalents at beginning of period	624	456

Cash and cash equivalents at March 31	$912	$312

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$230	$235
Income taxes, net	90	243

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the December 31, 2005 Annual Report on Form 10-K previously filed by the Company.

Recent Accounting Pronouncements

In December 2004, the Financial Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.  SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  The Company selected the Black-Scholes option-pricing model as the most appropriate fair-value method for stock option awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.  The Company adopted SFAS 123R in the first quarter of 2006.  See note 5 for further detail.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing.  This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses.  In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities.  The Company adopted the standard on January 1, 2006 and it did not have an impact on our Condensed Consolidated Financial Statements.

2.                                      Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2006	December 31, 2005
Parts and raw materials	$8,001	$7,739
Work-in process	1,862	1,418
Finished goods	1,864	1,710
	11,727	10,867
Less reserves	(1,614)	(1,682)
	$10,113	$9,185

3.             Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2006	December 31, 2005
Land	$332	$332
Building and improvements	4,537	4,537
Machinery, equipment, tools and dies	15,410	15,271
Furniture, fixtures and other	870	764
	21,149	20,904
Less accumulated depreciation	(8,520)	(7,965)
	$12,629	$12,939

4.             Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2006 and 2005, consisted of the following (in thousands):

	For the three months ended March 31,
	2006		2005
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balances at beginning of period	6,369	$25,807	6,070	$24,360
Stock transactions under employee benefit stock plans and option exercises	4	7	33	138
Stock-based compensation — restricted stock	38	12	—	—
Stock-based compensation — stock options	—	6	—	—
Payment on loan to Employee Stock Ownership Plan	—	—	—	155
Foreign currency translation adjustment	—	51	—	(128)
Net income	—	348	—	168
Balance at end of period	6,411	26,231	6,103	24,693

5.             Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R) Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation.  Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The cost of share based payments is recognized on a straight-line basis over the vesting period.  During the quarter ended March 31, 2006, the Company recognized $6,000 in compensation expense related to outstanding stock options.  Total unrecognized compensation cost related to unvested stock-based awards as of March 31, 2006, was $9,240 and is expected to be recognized over the remaining vesting term through the third quarter 2006.

Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25).  All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost was reflected in net income.  Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, assuming the Black-Scholes option-pricing model, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 (in thousands):

For the three months ended March 31,
2005
Net income:
As reported	$168
Pro forma	142

Basic net income per share:
As reported	$0.03
Pro forma	$0.02

Diluted net income per share:
As reported	$0.02
Pro forma	$0.02

The following is a summary of option activity, during the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at beginning of period	1,448,650	$3.62	4.1
Granted	—	—
Forfeited	(10,000)	4.37
Exercised	(4,000)	1.77
Outstanding at end of Period	1,434,650	$3.62	3.7	$208,000

Exercisable at end of period	1,427,650	$3.62	3.7	$182,000

There have been no options granted since October, 2004.  During the quarters ended March 31, 2006, options to purchase 4,000 were exercised with an aggregate intrinsic value totaling approximately $10,000.

Restricted Stock

On March 31, 2006, 42,000 of unvested restricted stock awards were awarded with a value of $3.795 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  During the first quarter of 2006 and 2005, compensation expense, net of forfeitures, of $12,000 and zero was recorded, respectively.  None of the restricted shares awarded are vested as of March 31, 2006.

The following is a summary of restricted stock activity during the quarter ended March 31, 2006:

Number of Shares
Outstanding at beginning of period	44,000
Granted	42,000
Forfeited	(2,000)
Outstanding at end of Period	84,000

6.                                      Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options determined utilizing the treasury stock method.  Outstanding options totaling 340,000 and 1,055,000 had a dilutive effect for the quarters ended March 31, 2006 and 2005, respectively.  Stock options to purchase 885,000 and zero shares of common stock were excluded from the calculation of diluted income per share for the quarters ended March 31, 2006 and 2005, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended March 31,
	2006	2005

Revenues derived from foreign subsidiaries	$4,510	$3,392
Identifiable assets	$8,996	$8,744

Sales to customers outside of the United States by all subsidiaries were $6,541,000 and $5,108,000 during the quarters ended March 31, 2006 and 2005.

During the quarters ended March 31, 2006 and 2005, no single customer accounted for more than 10% of total revenues.

8.             Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended March 31,
	2006	2005
Net income	$348	$168
Foreign currency translation adjustment	51	(128)
Comprehensive income	$399	$40

9.             Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following intangible assets (in thousands):

	March 31, 2006	December 31, 2005	Estimated Life
Goodwill	$12,859	$12,818
Amortizable intangible assets
Customer lists	4,388	4,371	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,512	2,494	8 years
Accumulated amortization	(2,339)	(2,082)
Total intangible assets	5,901	6,123
Total goodwill and intangible assets	$18,760	$18,941

The change in the carrying amount of goodwill for 2006 is as follows (in thousands):

	March 31, 2006	December 31, 2005
Balance at beginning of period	$12,818	$13,246
Effect of foreign currency translation	41	(326)
Other	—	(102)
Balance at end of period	$12,859	$12,818

Amortization expense for intangible assets for the quarters ended March 31, 2006 and 2005 was $251,000 and $256,000, respectively.

10.           Debt Obligations

        Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Domestic revolving line-of-credit (A)	$5,589	$4,434
Foreign revolving line-of-credit (B)	744	547
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	1,264	1,535
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (8.50% as of March 31, 2006), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	3,694	3,872
Term loan payable to bank in quarterly installments of EUR 80 ($97 at March 31, 2006 exchange rate) plus interest at 4.74% until August, 2006, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Allied Motion Technologies, B.V. shares	1,353	1,421
Total	12,644	11,809
Less current maturities	(8,516)	(7,155)
Long-term debt obligations	$4,128	$4,654

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (8.75% as of March 31, 2006).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of March 31, 2006, the Company was in compliance with such covenants.  As of March 31, 2006, the amount available under the domestic line-of-credit was $4,083,000.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of

Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (5.0% at March 31, 2006).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of March 31, 2006, the amount available under the foreign line-of-credit was $249,000.

The Company  has a bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, minimum of 5.25% (5.25% as of March 31, 2006), due on demand, secured by Premotec’s inventory.  EUR 200 ($242,000 at March 31, 2006 exchange rate) was available at March 31, 2006.

11.           Pension and Postretirement Welfare Plans

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended March 31,
	2006	2005
Service cost	$32	$36
Interest cost on projected benefit obligations	56	58
Expected return on assets	(72)	(69)
Net periodic pension expense	$16	$25

The minimum required contribution for 2005 of $74,446 is expected to be paid by the date the Company files its U.S. income tax return or September 15, 2006, whichever is earlier.  The Company expects to contribute approximately $75,000 to the pension plan for 2006.

Postretirement Welfare Plan

Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products.  Employees who retire after January 1, 2002 must have twenty or more years of continuous service in order to be eligible for retiree medical benefits.  Partial contributions from retirees are required for the medical insurance benefits.  The Company’s portion of the medical insurance premiums are funded from the general assets of the Company.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended March 31,
	2006	2005
Service cost	$2	$20
Interest cost	7	47
Amortization of (gain) loss	1	8
Net periodic postretirement costs	$10	$75

The Company contributed $10,000 to the postretirement welfare plan during the three months ended March 31, 2006.  The Company expects to contribute approximately $79,000 to the postretirement welfare plan during 2006.

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

The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is “Applied Motion Technology/Know How”.  The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth.  AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

One of the Company’s major challenges is to maintain and improve price competitiveness.  The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  In 2004, the Company began production of motor sub-assemblies at a sub-contract manufacturing facility in China.   During 2005, the Company made significant progress in establishing production of finished products in China, however it was delayed in putting into production the programs that the Company expects will generate a significant profit swing for some of its projects.  The Company anticipates that it will be able to complete these programs during 2006.

The Company’s products contain certain metals, and the Company has been experiencing increases in the costs of these metals, particularly copper, steel and zinc, which are key materials in its products.  The Company has reacted by aggressively sourcing material at lower cost from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing on surcharges to its customers.

The Company has an aggressive motor development plan for five new standalone products and two new product lines that leverage the combined technology base of the Allied Motion companies.  The Company continues to focus on new product designs that design-out cost, provide higher performance and meet the needs of its served markets.  Early in 2006, the Company announced several new motor designs targeted at various markets.  Each of these motors are targeted at precision motor applications.  It normally takes twelve months to get new products designed into new customer applications.  All product development efforts are focused on adding value for its customers in its served markets.

Management believes the strategy it has developed for the Company will accomplish its long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

NET INCOME       The Company had net income of $348,000 or $.05 per diluted share for the first quarter 2006 compared to net income of $168,000 or $.02 per diluted share for the same quarter last year.

EBITDA    EBITDA was $1,577,000 for the first quarter 2006 compared to $1,352,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $21,199,000 in the quarter ended March 31, 2006 compared to $18,455,000 for the quarter ended March 31, 2005.  This 15% increase is primarily attributable to increased sales in medical, industrial and aerospace and defense markets slightly offset by a decrease in the vehicle market.

ORDER BACKLOG    At March 31, 2006, order backlog was approximately $29,500,000 which is a 17% increase over December 31, 2005.

GROSS MARGINS    Gross margin as a percentage of revenues was 22% for the quarters ended March 31, 2006 and 2005.  While the Company’s overall margins were similar between periods, the Company achieved an improvement in margins from its industrial motion business offset by lower margins provided by its commercial motor business.  Additionally, the Company increased production at its Asian manufacturing facility and started to realize cost improvements in some product lines.

SELLING EXPENSES   Selling expenses in the first quarter were $802,000 compared to $790,000 for the first quarter last year.  This decrease as a percentage of revenues from 3.75% in the quarter ended March 31, 2006 compared to 4.3% in the same quarter last year relates to a decrease in sales upon which commissions are paid.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,981,000 in the quarter ended March 31, 2006 compared to $1,507,000 in the quarter ended March 31, 2005.  Of this $474,000 increase, approximately 40% related to increased audit fees, 52% related to increased incentive bonus expense, salaries and employee benefit costs.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $922,000 in the first quarter and $987,000 in the same quarter last year.  The Company continues to focus resources on new motor designs to meet the needs of its served markets.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $251,000 in the quarter ended March 31, 2006 and $256,000 in the same quarter last year.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2006 was $251,000 compared to $263,000 in the quarter ended March 31, 2005.

INCOME TAXES   Provision for income taxes was $166,000 for the first quarter this year compared to $117,000 in the first quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 32% and 41% in the quarters ended March 31, 2006 and 2005, respectively.  The difference in the effective tax rates between periods was primarily due to a greater portion of income derived from a foreign jurisdiction with a lower tax rate and a reduction in enacted tax rates in the foreign jurisdiction.

Non-GAAP Measures

EBITDA is not a defined term under U.S. generally accepted accounting principles (non-GAAP measures). Non-GAAP measures should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

EBITDA is provided for information purposes only and should not be viewed as indicative of actual or future results. EBITDA is presented because the Company believes that certain investors may use it as supplemental information to evaluate a company’s ability to service its indebtedness. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	For the three months ended March 31,	For the three months ended March 31,
	2006	2005
Net income	$348	$168
Interest expense	251	263
Provision for income tax	166	117
Depreciation and amortization	812	813
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$1,577	$1,361

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $288,000 during the quarter to $912,000 at March 31, 2006.  The increase compares to a decrease of $144,000 in the same period last year.

Net cash used in operating activities was $265,000 for the quarter ended March 31, 2006.  Cash provided by operations included net income of $348,000 plus non-cash charges for depreciation and amortization of $812,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $100,000 and other non-cash adjustments of $38,000.  Cash used in operations included an increase in trade receivables and inventories of $1,494,000 and $972,000, respectively, reflecting increases in sales volume, partially offset by an increase in accounts payable of $116,000.  The increase in accrued liabilities was the result of an increase in employee benefits and payroll taxes.

Net cash used in investing activities was $253,000 and $737,000 for the quarters ended March 31, 2006 and 2005, respectively.  During the quarters ended March 31, 2006 and 2005, the Company paid zero and $158,000, respectively, of expenses related to the acquisition of Owosso Corporation.  Purchases of property and equipment were $253,000 and $579,000 in the quarters ended March 31, 2006 and 2005, respectively.  Most of the equipment purchases during the quarter ended March 31, 2005 were related to the set-up of motor sub-assembly manufacturing in China.

Net cash provided by financing activities was $803,000 for the quarter ended March 31, 2006 compared to $2,088,000 for the quarter ended March 31, 2005.  Borrowings on the lines-of-credit, net of repayments during the quarter ended March 31, 2006 were $1,342,000 compared to $2,439,000 for the same period last year.  In the quarter ended March 31, 2006, the Company made payments of $545,000 on its term loans compared to payments of $596,000 in the same period last year.  During the quarter ended March 31, 2006 the Company received $7,000 from employee stock options exercises compared to $290,000 from employee benefit plans in the quarter ended March 31, 2005, which consisted of $124,000 from employee stock option exercises and $172,000 from its employee stock ownership plan offset by $6,000 of treasury stock purchased from employees.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of March 31, 2006, the Company had $4,574,000 available on the lines-of-credit and overdraft facility.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months, but if additional capital is needed in the future, the Company would pursue additional capital via debt or equity financing.  A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.

At March 31, 2006, the Company had $12,644,000 of bank debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (8.75% as of March 31, 2006).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of March 31, 2006 the amount available under the domestic line-of-credit was $4,083,000.

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006.  The Company is currently in discussions with the bank regarding renewal of its foreign line-of-credit and believes it will be successful in renewing the agreement.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (5.00% at March 31, 2006).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of March 31, 2006 the amount available under the foreign line-of-credit was $249,000.

The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank’s base rate plus 2%, with a minimum of 5.25% (5.25% at March 31, 2006).  The facility has no expiration date.  As of March 31, 2006, the amount available under the overdraft facility was $242,000.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 to the consolidated financial statements.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance is based on historical experience and judgments based on current economic and customer specific factors.  Significant judgments are made by management in connection with establishing the Company’s customers’ ability to pay at the time of shipment.  Despite this assessment, from time to time, the Company’s customers are unable to meet their payment obligations.  The Company continues to monitor customers’ credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which may not be collected.  A significant change in the liquidity or financial position of the Company’s customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

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

The Company provides pension and postretirement benefits for certain domestic retirees and records the cost of the obligations based on estimates.  The net periodic costs are recognized as employees render the services necessary to earn the benefits.  Several assumptions are used to calculate the expense and liability related to the plans including the discount rate, the expected rate of return on plan assets, the future rate of compensation increases and health care cost increases.  The discount rate is selected based on a bond pricing model that relates to the projected future cash flows of benefit obligations.  Actuarial assumptions used are based on demographic factors such as retirement and mortality.  Actual results could vary materially from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pension or postretirement benefits.

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

Interest Rate Risk

The interest payable on the Company’s domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $100,000 annually.

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

Item 4.    Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2006 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4.  Submissions of Matters to Vote of Security Holders

The Company held its annual stockholders’ meeting on April 27, 2006.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company for the coming year and (ii) approved the amendment of  the Company’s Articles of Incorporation to delete the provisions fixing the number of directors of the Company.

Proposal 1: Election of Directors.

			Total Shares	% of Shares
Nominee	For	Withheld	Outstanding	Voting For
E.E. Prince	4,749,941	521,190	6,373,351	74.5%
R.D. Smith	4,581,766	689,365	6,373,351	71.9%
D.D. Hock	4,853,894	417,237	6,373,351	76.2%
G.D. Hubbard	5,206,772	64,359	6,373,351	81.7%
G.J. Pilmanis	4,855,192	415,939	6,373,351	76.2%
M.M. Robert	5,220,447	50,684	6,373,351	81.9%

Proposal 2: Amendment to approve the Articles of Incorporation

		% of Voted Shares
For	Against	Voting For
5,194,466	55,977	98.9%

Item 6.    Exhibits

(a)                            Exhibits

10.1               Performance measures under the Company’s Employee Incentive Bonus Plan for the year ending December 31, 2006 (a written description thereof is set forth in Item 1.01 of the Company’s Form 8-K filed February 23, 2006)

31.1.            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2               Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1               Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Certification of the President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 8, 2006	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer