Form 10-Q
period 2006-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2006-08-11
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
June 30, 2006	0-04041

ALLIED MOTION TECHNOLOGIES INC.

(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150
Englewood, Colorado  80112
Telephone:  (303) 799-8520

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

Number of Shares of the only class of Common Stock outstanding:  6,430,438 as of August 8, 2006

ALLIED MOTION TECHNOLOGIES INC.

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations
Three months and six months ended June 30, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005

Unaudited notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$650	$624
Trade receivables, net of allowance for doubtful accounts of $406 and $281 at June 30, 2006 and December 31, 2005, respectively	11,747	10,087
Inventories, net	10,315	9,185
Deferred income taxes	577	402
Prepaid expenses and other	580	577
Total Current Assets	23,869	20,875
Property, plant and equipment, net	12,468	12,939
Deferred income taxes	388	582
Goodwill and intangible assets	18,649	18,941
Total Assets	$55,374	$53,337

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$163	$180
Debt obligations	10,146	7,155
Accounts payable	6,151	5,543
Accrued liabilities and other	4,590	3,877
Income taxes payable	906	664
Total Current Liabilities	21,956	17,419
Long-term capital lease obligations, net of current portion	45	92
Debt obligations, net of current portion	904	4,654
Deferred income taxes	1,954	1,862
Pension and post-retirement obligations	3,487	3,503
Total Liabilities	28,346	27,530

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,430 and 6,369 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15,123	14,991
Retained earnings	11,896	10,970
Other comprehensive income (loss)	9	(154)
Total Stockholders’ Investment	27,028	25,807
Total Liabilities and Stockholders’ Investment	$55,374	$53,337

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues	$22,155	$18,913	$43,354	$37,368
Cost of products sold	16,893	14,689	33,352	29,056
Gross margin	5,262	4,224	10,002	8,312

Operating costs and expenses:
Selling	851	806	1,653	1,596
General and administrative	1,989	1,424	3,970	2,931
Engineering and development	986	910	1,908	1,897
Amortization of intangible assets	252	253	503	509
Total operating costs and expenses	4,078	3,393	8,034	6,933
Operating income	1,184	831	1,968	1,379

Other income (expense), net:
Interest expense	(254)	(269)	(505)	(532)
Other income (expense), net	(13)	11	(32)	11
Total other expense, net	(267)	(258)	(537)	(521)
Income before income taxes	917	573	1,431	858
Provision for income taxes	(339)	(205)	(505)	(322)

Net income	$578	$368	$926	$536

Basic net income per share:
Net income per share	$0.09	$0.06	$0.14	$0.09
Basic weighted average common shares	6,436	6,172	6,406	6,128

Diluted net income per share:
Net income per share	$0.08	$0.05	$0.14	$0.08
Diluted weighted average common shares	6,847	6,784	6,791	7,007

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$926	$536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,619	1,609
Provision for doubtful accounts	82	39
Provision for obsolete inventory	300	158
Deferred income taxes	77	36
Other	64	86
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in -
Trade receivables	(1,633)	(1,201)
Inventories, net	(1,321)	(633)
Prepaid expenses and other	5	141
Increase (decrease) in -
Accounts payable	509	(300)
Accrued liabilities and other	866	(1,153)
Net cash provided by (used in) operating activities	1,494	(682)

Cash Flows From Investing Activities:
Purchase of property and equipment	(623)	(1,247)
Acquisition costs for Owosso Corporation	—	(208)
Net cash used in investing activities	(623)	(1,455)

Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	233	2,565
Proceeds from sales/leaseback	51	—-
Repayments on term loans	(1,095)	(1,043)
Repayments of capital lease obligations	(119)	(37)
Stock transactions under employee benefit stock plans	82	696
Net cash provided by (used in) financing activities	(848)	2,181

Effect of foreign exchange rate changes on cash	3	(5)

Net increase in cash and cash equivalents	26	39

Cash and cash equivalents at beginning of period	624	456

Cash and cash equivalents at June 30	$650	$495

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$472	$492
Income taxes	$210	$251
Noncash Investing and Financing Activities:
Stock-Based Compensation	$50	$8

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.              Basis of Preparation and Presentation

Allied Motion Technologies Inc. (the Company) is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world.  The Company is organized into five subsidiaries: Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 that was previously filed by the Company.

Recent Accounting Pronouncements

In December 2004, the Financial Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.  SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  The Company selected the Black-Scholes option-pricing model as the most appropriate fair-value method for stock option awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.  The Company adopted SFAS 123R on January 1, 2006.  See note 5 for further detail.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Parts and raw materials	$8,070	$7,739
Work-in process	2,182	1,418
Finished goods	1,799	1,710
	12,051	10,867
Less reserves	(1,736)	(1,682)
	$10,315	$9,185

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2006	December 31, 2005
Land	$332	$332
Building and improvements	4,564	4,537
Machinery, equipment, tools and dies	15,693	15,271
Furniture, fixtures and other	855	764
	21,444	20,904
Less accumulated depreciation	(8,976)	(7,965)
	$12,468	$12,939

4.              Stockholders’ Investment

Changes in stockholders’ investment for the six months ended June 30, 2006 and 2005, consisted of the following (in thousands):

	For the six months ended June 30,
	2006		2005
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balances at beginning of period	6,369	$25,807	6,070	$24,360
Stock transactions under employee benefit stock plans and option exercises	22	82	219	547
Stock-based compensation — restricted stock	39	39	43	8
Stock-based compensation — stock options	—	11	—	—
Payment on loan to Employee Stock Ownership Plan	—	—	—	155
Tax benefit from NQ option exercises	—-	—-		26
Foreign currency translation adjustment	—	163	—	(286)
Net income	—	926	—	536
Balance at end of period	6,430	$27,028	6,332	$25,346

5.              Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options
Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R) Accounting for Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation.  Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The cost of share based payments, using the fair value of the options at the grant date assuming the Black-Scholes option-pricing model, is recognized on a straight-line basis over the vesting period.  During the quarter and six months ended June 30, 2006, the Company recognized $5,000 and $11,000 in compensation expense related to outstanding stock options.  Total unrecognized compensation cost related to unvested stock-based awards as of June 30, 2006, was $5,000 and is expected to be recognized over the remaining vesting term through the third quarter 2006.

Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25).  All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost was reflected in net income.  Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, assuming the Black-Scholes option-pricing model, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2005 (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2005	2005

Net income
Reported net income	$368	$536
Stock-based compensation expense, net of taxes	(40)	(66)
Pro forma net income	$328	$470

Basic net income per share:
Reported basic net income per share	$0.06	$0.09
Pro forma basic net income per share	0.05	0.08

Diluted net income per share:
Reported diluted net income per share	0.05	0.08
Pro forma diluted net income per share	0.05	0.07

The following is a summary of option activity, during the six - months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at beginning of period	1,448,650	$3.62	4.1
Granted	—	—
Forfeited	(40,000)	4.88
Exercised	(4,000)	1.77
Outstanding at end of Period	1,404,650	$3.58	3.4	$2,452,000

Exercisable at end of period	1,397,650	$3.59	3.4	$2,429,000

There have been no options granted since October, 2004.  During the six months ended June 30, 2006, options to purchase 4,000 shares were exercised with an aggregate intrinsic value totaling approximately $10,000.

Restricted Stock

On March 31, 2006, 42,000 of unvested restricted stock awards were granted with a value of $3.795 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  During the quarter ended June 30, 2006 and 2005, compensation expense, net of forfeitures, of $27,000 and $8,000 was recorded, respectively.  During the six-months ended June 30, 2006 and 2005, compensation expense, net of forfeitures, of $39,000 and $8,000 was recorded, respectively.

The following is a summary of restricted stock activity during the six-months ended June 30, 2006:

Number of Restricted Shares
Outstanding at beginning of year	44,000
Granted	42,000
Forfeited	(2,000)
Vested	(14,009)
Outstanding at end of period	69,991

6.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  Outstanding options totaling 412,000 and 586,000 had a dilutive effect for the three months ended June 30, 2006 and 2005, respectively.  Outstanding options totaling 385,000 and 866,000 had a dilutive effect for the six months ended June 30, 2006 and 2005, respectively.  Stock options to purchase 379,000 and 271,000 shares of common stock were excluded from the calculation of diluted income per share for the three months ended June 30, 2006 and 2005, respectively, since the results would have been anti-dilutive.  Stock options to purchase 679,000 and 133,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2006 and 2005, respectively, since the results would have been anti-dilutive.

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

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, the Company’s chief operating decision maker has been identified as the Office of the President and Chief Operating Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying condensed consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Revenues derived from foreign subsidiaries	$5,305	$3,370	$9,815	$6,762
Identifiable assets	$9,457	$8,211	$9,457	$8,211

Sales to customers outside of the United States by all subsidiaries were $6,944,000 and $5,049,000 for the quarters ended June 30, 2006 and 2005, respectively, and $13,485,000 and $10,150,000 for the six months ended June 30, 2006 and 2005, respectively.

During the quarters and six months ended June 30, 2006 and 2005, no single customer accounted for more than 10% of total revenues.

8.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$578	$368	$926	$536
Foreign currency translation adjustment	112	(158)	163	(286)
Comprehensive income	$690	$210	$1,089	$250

9.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	June 30, 2006	December 31, 2005	Estimated Life
Goodwill	$12,944	$12,818
Amortizable intangible assets
Customer lists	4,424	4,371	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,548	2,494	8 years
Accumulated amortization	(2,607)	(2,082)
Net intangible assets	5,705	6,123
Total goodwill and intangible assets	$18,649	$18,941

The change in the carrying amount of goodwill for 2006 is as follows (in thousands):

	June 30, 2006	December 31, 2005
Balance at beginning of period	$12,818	$13,246
Effect of foreign currency translation	126	(326)
Other	—	(102)
Balance at end of period	$12,944	$12,818

Amortization expense for intangible assets was $252,000 and $253,000 for the quarters ended June 30, 2006 and 2005, respectively, and $503,000 and $509,000 for the six months ended June 30, 2006 and 2005, respectively.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Domestic revolving line-of-credit (A)	$5,123	$4,434
Foreign revolving line-of-credit (B)	113	547
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	993	1,535
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (9.0% as of June 30, 2006), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	3,516	3,872
Term loan payable to bank in quarterly installments of EUR 80 ($100 at June 30, 2006 exchange rate) plus interest at 4.74% until August, 2006, then at EURIBOR plus 2.5% with a minimum of 4.74%, due in July 2009, secured by Allied Motion Technologies, B.V.shares	1,305	1,421
Total	11,050	11,809
Less current maturities	(10,146)	(7,155)
Long-term debt obligations	$904	$4,654

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.

The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (9.25% as of June 30, 2006).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of June 30, 2006, the Company was in compliance with such covenants.  As of June 30, 2006, the amount available under the domestic line-of-credit was $4,550,000.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (5.25% at June 30, 2006).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of June 30, 2006, the amount available under the foreign line-of-credit was $1,013,000.

The Company has a bank overdraft facility payable to bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, minimum of 5.25% (5.5% as of June 30, 2006), due on demand, secured by Premotec’s inventory.  As of June 30, 2006, the amount available under the overdraft facility was $251,000.

11.       Pension and Postretirement Welfare Plans

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Service cost	$32	$31	$64	$67
Interest cost on projected benefit obligations	56	53	112	111
Expected return on assets	(72)	(69)	(144)	(138)
Amortization of gain	—	—	—	—
Net periodic pension expense	$16	$15	$32	$40

The minimum required contribution for 2005 of $74,446 is expected to be paid by the date the Company files its U.S. income tax return or September 15, 2006, whichever is earlier.  The Company expects to contribute approximately $75,000 to the pension plan for 2006.

Postretirement Welfare Plan

Motor Products provides postretirement medical benefits and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products.  Employees who retire after January 1, 2005 must have twenty or more years of continuous service in order to be eligible for retiree medical benefits.  Partial contributions from retirees are required for the medical insurance benefits.  The Company’s portion of the medical insurance premiums are funded from the general assets of the Company.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Service cost	$—	$21	$2	$41
Interest cost	—	52	7	99
Amortization of gain	—	9	1	17
Net periodic postretirement costs	$—	$82	$10	$157

The Company contributed $17,000 and $39,000 to the postretirement welfare plan during the three and six months ended June 30, 2006.  The Company expects to contribute approximately $79,000 to the postretirement welfare plan during 2006.

12.       Deferred Compensation Plan

The Company has a Deferred Compensation Plan effective January 1, 2006.  The Plan provides eligible key employees with the opportunity to defer the receipt of base compensation, bonuses, or a combination thereof, receive an allocation of any discretionary amount contributed to the Plan by the Company and receive an allocation of any performance based contributions by the Company.  The discretionary contribution expense related to the plan for the quarter and six-months ended June 30, 2006 was $24,500.  The Company’s board of directors approved a performance contribution for 2006 based on the Company achieving a net profit target.  As of June 30, 2006 the performance criteria has not been met and accordingly, no expense has been recorded.

13.       Reclassifications

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

Today, five subsidiary companies form the core of Allied Motion.  The subsidiaries, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is “Applied Motion Technology/Know How”.  The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth.

One of the Company’s major challenges is to maintain and improve price competitiveness.  The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  Currently, the Company is producing some of its motor sub-assemblies and finished products at a sub-contract manufacturing facility in China.  The Company will continue to look for opportunities where production in China for certain projects will result in increased profits.

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

The Company has an aggressive motor development plan for new standalone products and new product lines that leverage the combined technology base of the Allied Motion companies.  The Company continues to focus on new product designs that design-out cost, provide higher performance and meet the needs of its served markets.  Early in 2006, the Company announced several new motor designs targeted at various markets.  Each of these motors are targeted at precision motor applications.  It normally takes twelve months to get new products designed into new customer applications.  All product development efforts are focused on adding value for its customers in its served markets.

Management believes the strategy it has developed for the Company will accomplish its long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended June 30, 2006 compared to Quarter Ended June 30, 2005

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2006	2005	$	%
Revenues	$22,155	$18,913	$3,242	17%
Cost of products sold	16,893	14,689	2,204	15%
Gross margin	5,262	4,224	1,038	25%
Gross margin percentage	24%	22%	—	—
Operating costs and expenses:
Selling	851	806	45	6%
General and administrative	1,989	1,424	565	40%
Engineering and development	986	910	76	8%
Amortization of intangible assets	252	253	(1)	0%
Total operating costs and expenses	4,078	3,393	685	20%
Operating income	1,184	831	353	42%
Other income (expense), net:
Interest expense	(254)	(269)	(15)	(6)%
Other (expense) income, net	(13)	11	24	218%
Total other (expense) income, net	(267)	(258)	9	(3)%
Income before income taxes	917	573	344	60%
Provision for income taxes	(339)	(205)	(134)	(65)%
Net income	$578	$368	$210	57%

NET INCOME   The Company had net income of $578,000 or $.08 per diluted share for the second quarter 2006 compared to net income of $368,000 or $.05 per diluted share for the same quarter last year.

EBITDA   EBITDA was $1,978,000 for the second quarter 2006 compared to $1,638,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $22,155,000 in the quarter ended June 30, 2006 compared to $18,913,000 for the quarter ended June 30, 2005.  This 17% increase is primarily attributable to increased sales in medical, industrial and electronics markets.

ORDER BACKLOG   At June 30, 2006, order backlog was $27,952,000 which is an 11% increase over December 31, 2005.

GROSS MARGINS   Gross margin as a percentage of revenues increased to 24% for the quarter ended June 30, 2006 from 22% for the same quarter last year.  This improvement reflects the increase in sales of the Company’s industrial market solutions business which provides a higher gross margin from its sales, the cost reductions realized from products being produced at the Company’s contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company’s AST tools.

SELLING EXPENSES   Selling expenses in the second quarter were $851,000 compared to $806,000 for the second quarter last year.  Selling expense as a percentage of revenues decreased to 3.8% in the quarter ended June 30, 2006 compared to 4.3% in the same quarter last year and such percentage decrease relates to a decrease in sales upon which commissions are paid.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,989,000 in the quarter ended June 30, 2006 compared to $1,424,000 in the quarter ended June 30, 2005.  Of this $565,000 increase, approximately 63% related to increased employee incentive bonus expense and employee benefits, 20% related to legal and professional fees.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $986,000 in the second quarter and $910,000 in the same quarter last year.  The Company continues to focus resources on new motor designs to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $252,000 in the quarter ended June 30, 2006 and $253,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the second quarter ended June 30, 2006 was $254,000 compared to $269,000 in the quarter ended June 30, 2005.  The decrease in interest is directly attributed to the decrease in outstanding debt obligations partially offset by higher interest rates.

INCOME TAXES   Provision for income taxes was $339,000 for the second quarter this year compared to $205,000 in the second quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 37% and 36% in the quarters ended June 30, 2006 and 2005, respectively.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2006	2005	$	%
Revenues	$43,354	$37,368	$5,986	16%
Cost of products sold	33,352	29,056	4,296	15%
Gross margin	10,002	8,312	1,690	20%
Gross margin percentage	23%	22%	—	—

Operating costs and expenses:
Selling	1,653	1,596	57	4%
General and administrative	3,970	2,931	1,039	35%
Engineering and development	1,908	1,897	11	1%
Amortization of intangible assets	503	509	(6)	(1)%
Total operating costs and expenses	8,034	6,933	1,101	16%
Operating income	1,968	1,379	589	43%

Other income (expense), net:
Interest expense	(505)	(532)	(27)	(5)%
Other (expense) income, net	(32)	11	43	391%
Total other (expense) income, net	(537)	(521)	16	3%
Income before income taxes	1,431	858	573	67%
Provision for income taxes	(505)	(322)	183	(57)%
Net income	$926	$536	$390	73%

NET INCOME       The Company had net income of $926,000 or $.14 per diluted share for the first six months of 2006 compared to net income of $536,000 or $.08 per diluted share for the same six months last year.

EBITDA  EBITDA was $3,555,000 for the six months ended June 30, 2006 compared to $2,999,000 for the six months ended June 30, 2005.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $43,354,000 in the six months ended June 30, 2006 compared to $37,368,000 for the six months ended June 30, 2005.  This 16% increase is primarily attributable to increased sales in medical, industrial and electronics markets.

GROSS MARGINS    Gross margin as a percentage of revenues increased to 23% for the six months ended June 30, 2006 from 22% for the same period last year.  This improvement reflects the increase in sales of the Company’s industrial market solutions business which provides a higher gross margin from its sales, the cost reductions realized from products being produced at the Company’s contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company’s AST tools.

SELLING EXPENSES   Selling expenses in the first six months were $1,653,000 compared to $1,596,000 for the first six months last year.  Selling expense as a percentage of revenues decreased to 3.8% in the six months ended June 30, 2006 compared to 4.3% in the six months ended June 30, 2005 and such percentage decrease relates to a decrease in sales upon which commissions are paid.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $3,970,000 in the six months ended June 30, 2006 compared to $2,931,000 in the six months ended June 30, 2005.  Of this $1,039,000 increase, 60% related to increased compensation, employee incentive bonus and employee benefit expenses and the remainder related to increased audit legal and professional expenses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,908,000 in the six months ended June 30, 2006 compared to $1,897,000 in the same six months last year.  The Company continues to focus resources on new motor designs to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $503,000 in the six months ended June 30, 2006 and $509,000 in the same six months last year.

INTEREST EXPENSE   Interest expense for the six months ended June 30, 2006 was $505,000 compared to $532,000 in the six months ended June 30, 2005.  The decrease in interest is directly attributed to the decrease in outstanding debt obligations partially offset by higher interest rates.

INCOME TAXES   Provision for income taxes was $505,000 for the first six months this year compared to $322,000 in the same six months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 35% and 37% in the six months ended June 30, 2006 and 2005, respectively.  The difference in the effective tax rates between periods was primarily due to a greater portion of income derived from a foreign jurisdiction with a lower tax rate.

Non-GAAP Measures

EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles. The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense. Accordingly, the Company believes that EBITDA provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry, however, the Company’s measure of EBITDA may not be identical to similarly titled measures of other companies. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$578	$368	$926	$536
Interest expense	254	269	505	532
Provision for income tax	339	205	505	322
Depreciation and amortization	807	796	1,619	1,609
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$1,978	$1,638	$3,555	$2,999

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $26,000 during the six months to $650,000 at June 30, 2006.  The increase compares to an increase of $39,000 in the same period last year.

Net cash provided by operating activities was $1,494,000 for the six months ended June 30, 2006 compared to cash used in operating activities of $682,000 for the six months ended June 30, 2005.  Cash provided by operations included net income of $926,000 plus non-cash charges for depreciation and amortization of $1,619,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $459,000 and other non-cash adjustments of $64,000.  Cash provided by operating activities included an increase in trade receivables and inventories of $1,633,000 and $1,321,000 respectively, partially offset by increases in accounts payable and accrued liabilities of $509,000 and $866,000 respectively.  These increases are primarily due to increased business levels.

Net cash used in investing activities was $623,000 and $1,455,000 for the six months ended June 30, 2006 and 2005, respectively.  Purchases of property and equipment were $623,000 and $1,247,000 in the six months ended June 30, 2006 and 2005, respectively.  Most of the equipment purchases during the six months ended June 30, 2005 were related to the set-up of motor sub-assembly manufacturing in China.  During the six months ended June 30, 2006 and 2005, the Company paid zero and $208,000, respectively, related to the acquisition of Owosso.

Net cash used in financing activities was $848,000 for the six months ended June 30, 2006 compared to net cash provided of $2,181,000 for the six months ended June 30, 2005.  In the six months ended June 30, 2006, the Company had net borrowings on lines-of-credit of $233,000 compared to $2,565,000 in the same period last year.  The Company repaid $1,095,000 and $1,043,000 on term loans during the six months ended June 30, 2006 and 2005, respectively. The Company repaid $119,000 and $37,000 on capital leases during the six months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2006 the Company received $82,000 from employee stock options exercises compared to $696,000 received from stock transactions under employee benefit stock plans in the first six months last year.  Of this $696,000, the Company received $172,000 from its employee stock ownership plan, $129,000 from its employee stock purchase plan and $401,000 from stock option exercises offset by $6,000 of treasury stock purchased from employees in the first six months last year.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of June 30, 2006, approximately $5.8 million was available on the lines-of-credit and overdraft facility.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months.  There is no guarantee that the Company will be able to obtain financing on terms acceptable to the Company or at all.  A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.

At June 30, 2006, the Company had $11,050,000 of bank debt obligations representing borrowings on lines-of-credit, term loans and an overdraft facility.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (9.25% as of June 30, 2006).  All borrowings are collateralized by substantially all assets of the

Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of June 30, 2006, the Company was in compliance with such covenants.  As of June 30, 2006, the amount available under the domestic line-of-credit was $4,550,000.

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2006.  The Company is currently in discussions with the bank regarding renewal of its foreign line-of-credit and believes it will be successful in renewing the agreement.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (5.25% at June 30, 2006).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of June 30, 2006, the amount available under the foreign line-of-credit was $1,013,000.

The EUR 200,000 bank overdraft facility bears an interest rate equal to the bank’s base rate plus 2%, with a minimum of 5.25% (5.5% at June 30, 2006).  The facility has no expiration date.  As of June 30, 2006, the amount available under the overdraft facility was $251,000.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the December 31, 2005 Annual Report on Form 10-K.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Inventory is valued at the lower of cost or market.  The Company monitors and forecasts expected inventory needs based on sales forecasts.  Inventory is written down or written off when it becomes obsolete or when it is deemed excess.  These determinations involve the exercise of significant judgment by management.  If actual market conditions are significantly different from those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations.  Demand for the Company’s products can fluctuate significantly, and in the past the Company has recorded substantial charges for inventory obsolescence and excess inventories.

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

Interest Rate Risk

The interest payable on the Company’s domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $88,000 annually.

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

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2006 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any changes in the Company’s internal controls over financial reporting during the quarter or six months ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6.  Exhibits

(a)                            Exhibits

3.1                   Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 3, 2006).

3.2                   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 3, 2006).

10.1             Deferred Compensation Plan effective January 1, 2006 (filed herewith).

10.2             First Amendment to the Allied Motion Technologies Inc. Deferred Compensation Plan adopted August 2, 2006 (filed herewith).

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

DATE: August 10, 2006	ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer