Form 10-Q
period 2006-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2006-11-09
CIK 46129

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006 (Unaudited)

Commission File Number  0-04041

ALLIED MOTION TECHNOLOGIES INC.
(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150
Englewood, Colorado  80112
Telephone:  (303) 799-8520

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

Number of Shares of the only class of Common Stock outstanding:  6,533,424 as of November 1, 2006

ALLIED MOTION TECHNOLOGIES INC.
INDEX

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$702	$624
Trade receivables, net of allowance for doubtful accounts of $427 and $281 at September 30, 2006 and December 31, 2005, respectively	11,453	10,087
Inventories, net	10,701	9,185
Deferred income taxes	982	402
Prepaid expenses and other	635	577
Total Current Assets	24,473	20,875
Property, plant and equipment, net	12,293	12,939
Deferred income taxes	75	582
Goodwill and intangible assets	18,436	18,941
Total Assets	$55,277	$53,337

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$136	$180
Debt obligations	9,702	7,155
Accounts payable	5,808	5,543
Accrued liabilities and other	4,198	3,877
Income taxes payable	1,101	664
Total Current Liabilities	20,945	17,419
Long-term capital lease obligations, net of current portion	33	92
Debt obligations, net of current portion	812	4,654
Deferred income taxes	2,113	1,862
Pension and post-retirement obligations	3,397	3,503
Total Liabilities	27,300	27,530

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,533 and 6,369 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15,419	14,991
Retained earnings	12,513	10,970
Other comprehensive income (loss)	45	(154)
Total Stockholders’ Investment	27,977	25,807
Total Liabilities and Stockholders’ Investment	$55,277	$53,337

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$20,308	$18,043	$63,662	$55,411
Cost of products sold	15,244	13,845	48,596	42,901
Gross margin	5,064	4,198	15,066	12,510

Operating costs and expenses:
Selling	780	817	2,433	2,413
General and administrative	1,810	1,354	5,780	4,285
Engineering and development	986	832	2,894	2,729
Amortization of intangible assets	254	252	757	761
Total operating costs and expenses	3,830	3,255	11,864	10,188
Operating income	1,234	943	3,202	2,322

Other income (expense), net:
Interest expense	(251)	(282)	(756)	(814)
Other income (expense), net	11	(28)	(21)	(17)
Total other expense, net	(240)	(310)	(777)	(831)
Income before income taxes	994	633	2,425	1,491
Provision for income taxes	(377)	(250)	(882)	(572)

Net income	$617	$383	$1,543	$919

Basic net income per share:
Net income per share	$0.10	$0.06	$0.24	$0.15
Basic weighted average common shares	6,489	6,344	6,434	6,209

Diluted net income per share:
Net income per share	$0.09	$0.06	$0.22	$0.13
Diluted weighted average common shares	6,977	6,710	6,920	6,940

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the nine months ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$1,543	$919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,440	2,411
Provision for doubtful accounts	153	36
Provision for obsolete inventory	363	250
Deferred income taxes	138	148
Other	93	151
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in -
Trade receivables	(1,405)	(1,928)
Inventories, net	(1,747)	(619)
Prepaid expenses and other	(54)	(59)
Increase (decrease) in -
Accounts payable	150	(26)
Accrued liabilities and other	668	(1,217)
Net cash provided by operating activities	2,343	66

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,005)	(1,628)
Acquisition costs for Owosso Corporation	—	(275)
Net cash used in investing activities	(1,005)	(1,903)

Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	227	2,723
Proceeds from capital leases	51	—
Repayments on term loans	(1,645)	(1,490)
Repayments of capital lease obligations	(160)	(93)
Stock transactions under employee benefit stock plans	261	724
Net cash provided by (used in) financing activities	(1,266)	1,864

Effect of foreign exchange rate changes on cash	6	(3)

Net increase in cash and cash equivalents	78	24

Cash and cash equivalents at beginning of period	624	456

Cash and cash equivalents at September 30	$702	$480

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$708	$843
Income taxes	$248	$262
Noncash Investing and Financing Activities:
Stock-Based Compensation	$66	$24

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date.  Revenues and expenses are translated at average rates prevailing during the month of transaction.  The resulting translation adjustments are included in the cumulative translation adjustment component of stockholders’ investment in the accompanying consolidated balance sheets.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) released FASB statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 requires the Company to recognize, in its statement of financial position, an asset for a defined benefit pension and postretirement plans’s overfunded status or a liability for a plan’s underfunded status and to recognize changes in the funded status of the plans in comprehensive income in the year in which the changes occur. Statement No. 158 is effective for the Company’s fiscal year ending December 31, 2006 and will be applied prospectively. For all plans, the Company anticipates an increase in stockholders’ equity.  The Company has not yet calculated the amount of the increase. The Statement does not affect the results of operations.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Interpretation is effective in the first quarter 2007 for Allied Motion and the Company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by Allied Motion for its full impact. At this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.

In September 2006, the Financial Accounting Standards Board issued FASB No. 157, “Fair Value Measurements.” FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for Allied Motion in the first quarter 2008. The Company expects no significant impact from adopting the Standard.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Parts and raw materials	$8,082	$7,739
Work-in process	2,322	1,418
Finished goods	2,015	1,710
	12,419	10,867
Less reserves	(1,718)	(1,682)
	$10,701	$9,185

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2006	December 31, 2005
Land	$332	$332
Building and improvements	4,577	4,537
Machinery, equipment, tools and dies	15,906	15,271
Furniture, fixtures and other	1,022	764
	21,837	20,904
Less accumulated depreciation	(9,544)	(7,965)
	$12,293	$12,939

4.              Stockholders’ Investment

Changes in stockholders’ investment for the nine months ended September 30, 2006 and 2005, consisted of the following (in thousands):

	For the nine months ended September 30,
	2006		2005
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balances at beginning of period	6,369	$25,807	6,070	$24,360
Stock transactions under employee benefit stock plans and option exercises	125	263	234	575
Stock-based compensation – restricted stock awards	39	64	43	24
Stock-based compensation – stock options	—	14	—	—
Payment on loan to Employee Stock Ownership Plan	—	—	—	155
Tax benefit from NQ option exercises	—	87	—	45
Foreign currency translation adjustment	—	199	—	(290)
Net income	—	1,543	—	919
Balance at end of period	6,533	$27,977	6,347	$25,788

5.              Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R) Accounting for Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation.  Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The cost of share based payments, using the fair value of the options at the grant date assuming the Black-Scholes option-pricing model, is recognized on a straight-line basis over the vesting period.  During the quarter and nine months ended September 30, 2006, the Company recognized $5,000 and $16,000 in compensation expense related to outstanding stock options.  Total unrecognized compensation cost related to unvested stock-based awards as of September 30, 2006, is zero.

Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25).  All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost was reflected in net income.  Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, assuming the Black-Scholes option-pricing model, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 (in thousands):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income
Reported net income	$383	$919
Stock-based compensation expense, net of taxes	(25)	(94)
Pro forma net income	$358	$825

Basic net income per share:
Reported basic net income per share	$0.06	$0.15
Pro forma basic net income per share	$0.06	$0.13

Diluted net income per share:
Reported diluted net income per share	$0.06	$0.13
Pro forma diluted net income per share	$0.05	$0.12

The following is a summary of option activity, during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,448,650	$3.62	4.1
Granted	—	—
Forfeited	(42,000)	4.88
Exercised	(159,500)	2.77
Outstanding at end of Period	1,247,150	$3.68	3.5	$1,408,000

Exercisable at end of period	1,247,150	$3.68	3.5	$1,408,000

There have been no options granted since October, 2004.  During the nine months ended September 30, 2006, options to purchase 159,500 shares were exercised with an aggregate intrinsic value totaling approximately $325,000.

Restricted Stock

On March 31, 2006, 42,000 of unvested restricted stock awards were granted with a value of $3.795 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future grant under the Company’s Year 2000 Stock Incentive Plan. During the quarter ended September 30, 2006 and 2005, compensation expense, net of forfeitures, of $27,000 and $16,000 was recorded, respectively.  During the nine-months ended September 30, 2006 and 2005, compensation expense, net of forfeitures, of $66,000 and $24,000 was recorded, respectively.

The following is a summary of restricted stock activity during the nine-months ended September 30, 2006:

Number of Restricted Shares
Outstanding at beginning of year	44,000
Granted	42,000
Forfeited	(2,000)
Vested	(14,009)
Outstanding at end of period	69,991

6.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  Outstanding options totaling 488,000 and 367,000 had a dilutive effect for the three months ended September 30, 2006 and 2005, respectively.  Outstanding options totaling 486,000 and 731,000 had a dilutive effect for the nine months ended September 30, 2006 and 2005, respectively.  Stock options to purchase 215,000 and 895,000 shares of common stock were excluded from the calculation of diluted income per share for the three months ended September 30, 2006 and 2005, respectively, since the results would have been anti-dilutive.  Stock options to purchase 378,000 and 127,000 shares of common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2006 and 2005, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenues derived from foreign subsidiaries	$4,473	$3,303	$14,288	$10,065
Identifiable assets	$9,158	$8,233	$9,158	$8,233

Sales to customers outside of the United States by all subsidiaries were $6,310,000 and $4,814,000 for the quarters ended September 30, 2006 and 2005, respectively, and $19,795,000 and $14,964,000 for the nine months ended September 30, 2006 and 2005, respectively.

During the quarters and nine months ended September 30, 2006 and 2005, no single customer accounted for more than 10% of total revenues.

8.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income	$617	$383	$1,543	$919
Foreign currency translation adjustment	36	(5)	199	(290)
Comprehensive income	$653	$378	$1,742	$629

9.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	September 30, 2006	December 31, 2005	Estimated Life
Goodwill	$12,968	$12,818
Amortizable intangible assets
Customer lists	4,434	4,371	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,558	2,494	8 years
Accumulated amortization	(2,864)	(2,082)
Net intangible assets	5,468	6,123
Total goodwill and intangible assets	$18,436	$18,941

The change in the carrying amount of goodwill for 2006 is as follows (in thousands):

	September 30, 2006	December 31, 2005
Balance at beginning of period	$12,818	$13,246
Effect of foreign currency translation	150	(326)
Other	—	(102)
Balance at end of period	$12,968	$12,818

Amortization expense for intangible assets was $254,000 and $252,000 for the quarters ended September 30, 2006 and 2005, respectively, and $757,000 and $761,000 for the nine months ended September 30, 2006 and 2005, respectively.

10.       Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Domestic revolving line-of-credit (A)	$5,236	$4,434
Foreign revolving line-of-credit (B)	—	547
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	722	1,535
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (9.0% as of September 30, 2006), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	3,338	3,872
Term loan payable to bank in quarterly installments of EUR 80 ($102 at September 30, 2006 exchange rate) plus interest at 5.75% until November, 2006, then at EURIBOR plus 2.5% with a minimum of 4.74%, due in July 2009, secured by Allied Motion Technologies, B.V.shares	1,218	1,421
Total	10,514	11,809
Less current maturities	(9,702)	(7,155)
Long-term debt obligations	$812	$4,654

(A)          Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (9.25% as of September 30, 2006).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of September 30, 2006, the Company was in compliance with such covenants.  As of September 30, 2006, the amount available under the domestic line-of-credit was $4,770,000.

(B)            Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2008, unless extended.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (5.5% at September 30, 2006).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of September 30, 2006, the amount available under the foreign line-of-credit was $1,003,000.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, with a minimum of 5.25% (5.75% as of September 30, 2006), due on demand, secured by Premotec’s inventory.  As of September 30, 2006, the amount available under the overdraft facility was $254,000.

11.       Pension and Postretirement Welfare Plans

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Service cost	$32	$31	$96	$98
Interest cost on projected benefit obligations	56	53	168	164
Expected return on assets	(72)	(69)	(216)	(207)
Amortization of gain	—	—	—	—
Net periodic pension expense	$16	$15	$48	$55

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

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Service cost	$—	$21	$2	$62
Interest cost	—	51	7	150
Amortization of gain	—	9	1	26
Net periodic postretirement costs	$—	$81	$10	$238

The Company contributed $13,000 and $52,000 to the postretirement welfare plan during the three and nine months ended September 30, 2006.  The Company expects to contribute approximately $79,000 to the postretirement welfare plan during 2006.

12.       Deferred Compensation Plan

The Company has a Deferred Compensation Plan effective January 1, 2006.  The Plan provides eligible key employees with the opportunity to defer the receipt of base compensation, bonuses, or a combination thereof, receive an allocation of any discretionary amount contributed to the Plan by the Company and receive an allocation of any performance based contributions by the Company.  The discretionary contribution expense related to the plan for the quarter and nine-months ended September 30, 2006 was zero and $24,500, respectively.  The Company’s board of directors approved a performance contribution for 2006 based on the Company achieving a net profit target.  As of September 30, 2006 the performance criteria has not been met and accordingly, no expense has been recorded.

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

Today, five subsidiary companies form the core of Allied Motion.  The subsidiaries, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

The Company has made considerable progress in implementing its new corporate strategy, the driving force of which is “Applied Motion Technology/Know How”.  The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth.

One of the Company’s major challenges is to maintain and improve price competitiveness.  The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible.  Currently, the Company is producing some of its motor sub-assemblies and finished products at a sub-contract manufacturing facility in China.  The Company will continue to look for opportunities where production in China for certain projects are anticipated to result in increased profits.

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

The Company has an aggressive motor development plan for new standalone products and new product lines that leverage the combined technology base of the Allied Motion companies.  The Company continues to focus on new product designs that design-out cost, provide higher performance and meet the needs of its served markets.  Early in 2006, the Company announced several new motor designs targeted at various markets.  Each of these motors are targeted at precision motor applications.  It normally takes twelve to eighteen months to get new products designed into new customer applications.  All product development efforts are focused on adding value for its customers in its served markets.

Management believes the strategy it has developed for the Company will accomplish its long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended September 30, 2006 compared to Quarter Ended September 30, 2005

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2006	2005	$	%

Revenues	$20,308	$18,043	$2,265	13%
Cost of products sold	15,244	13,845	1,399	10%
Gross margin	5,064	4,198	866	21%
Gross margin percentage	25%	23%	—	—

Operating costs and expenses:
Selling	780	817	(37)	(5)%
General and administrative	1,810	1,354	456	34%
Engineering and development	986	832	154	19%
Amortization of intangible assets	254	252	2	1%
Total operating costs and expenses	3,830	3,255	575	18%
Operating income	1,234	943	291	31%

Other income (expense), net:
Interest expense	(251)	(282)	(31)	(11)%
Other (expense) income, net	11	(28)	(39)	(139)%
Total other (expense) income, net	(240)	(310)	(70)	(23)%
Income before income taxes	994	633	361	57%
Provision for income taxes	(377)	(250)	(127)	(51)%
Net income	$617	$383	$234	61%

NET INCOME       The Company achieved net income of $617,000 or $.09 per diluted share for the third quarter 2006 compared to net income of $383,000 or $.06 per diluted share for the same quarter last year.

EBITDA  EBITDA was $2,066,000 for the third quarter 2006 compared to $1,717,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $20,308,000 in the quarter ended September 30, 2006 compared to $18,043,000 for the quarter ended September 30, 2005.   This 13% increase is primarily attributable to increased sales in medical, industrial tool and electronics markets and in automotive liquid propane fuel pump applications.

ORDER BACKLOG    At September 30, 2006, order backlog was $25,177,000 which is an 8% increase over the balance at September 30, 2005.

GROSS MARGINS    Gross margin as a percentage of revenues increased to 25% for the quarter ended September 30, 2006 from 23% for the same quarter last year.  This improvement reflects the increase in sales of the Company’s industrial market solutions business which provides a higher gross margin from its sales, the cost reductions realized from products being produced at the Company’s contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company’s AST tools.

SELLING EXPENSES   Selling expenses in the third quarter were $780,000 compared to $817,000 for the third quarter last year.  Selling expense as a percentage of revenues decreased to 3.8% in the quarter ended September 30, 2006 compared to 4.5% in the same quarter last year.  The decrease in selling expenses relates to a decrease in sales upon which commissions are paid and personnel changes.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,810,000 in the quarter ended September 30, 2006 compared to $1,354,000 in the quarter ended September 30, 2005.  Of this 34% increase, 23% related to incentive bonus and employee benefit expenses and 5% related to audit, legal and professional fees.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $986,000 in the third quarter and $832,000 in the same quarter last year.  The Company continues to focus resources on new product designs and new customer applications to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $254,000 in the quarter ended September 30, 2006 and $252,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the third quarter ended September 30, 2006 was $251,000 compared to $282,000 in the quarter ended September 30, 2005.  The decrease in interest is directly attributed to the decrease in outstanding debt obligations partially offset by higher interest rates.

INCOME TAXES   Provision for income taxes was $377,000 for the third quarter this year compared to $250,000 in the third quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 38% and 39.5% in the quarters ended September 30, 2006 and 2005, respectively.  The difference in the effective tax rates between periods was primarily due to a greater portion of income derived from a foreign jurisdiction with a lower tax rate.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2006	2005	$	%

Revenues	$63,662	$55,411	$8,251	15%
Cost of products sold	48,596	42,901	5,695	13%
Gross margin	15,066	12,510	2,556	20%
Gross margin percentage	24%	23%	—	—

Operating costs and expenses:
Selling	2,433	2,413	20	1%
General and administrative	5,780	4,285	1,495	35%
Engineering and development	2,894	2,729	165	6%
Amortization of intangible assets	757	761	(4)	(1)%
Total operating costs and expenses	11,864	10,188	1,676	16%
Operating income	3,202	2,322	880	38%

Other income (expense), net:
Interest expense	(756)	(814)	(58)	(7)%
Other (expense) income, net	(21)	(17)	4	1%
Total other (expense) income, net	(777)	(831)	(54)	(6)%
Income before income taxes	2,425	1,491	934	63%
Provision for income taxes	(882)	(572)	(310)	(54)%
Net income	$1,543	$919	$624	68%

NET INCOME       The Company achieved net income of $1,543,000 or $.22 per diluted share for the first nine months of 2006 compared to net income of $919,000 or $.13 per diluted share for the same nine months last year.

EBITDA  EBITDA was $5,621,000 for the nine months ended September 30, 2006 compared to $4,716,000 for the nine months ended September 30, 2005.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $63,662,000 in the nine months ended September 30, 2006 compared to $55,411,000 for the nine months ended September 30, 2005.  This 15% increase is primarily attributable to increased sales in medical, industrial tool and electronics markets and in automotive liquid propane fuel pump applications

GROSS MARGINS    Gross margin as a percentage of revenues increased to 24% for the nine months ended September 30, 2006 from 23% for the same period last year.  This improvement reflects the increase in sales of the Company’s industrial market solutions business which provides a higher gross margin from its sales, the cost reductions realized from products being produced at the Company’s contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company’s AST tools.

SELLING EXPENSES   Selling expenses in the first nine months were $2,433,000 compared to $2,413,000 for the first nine months last year.  Selling expense as a percentage of revenues decreased to 3.8% in the quarter ended September 30, 2006 compared to 4.3% in the same quarter last year.  The increase in selling expenses relates to an increase in sales partially offset by a decrease in sales upon which commissions are paid

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $5,780,000 in the nine months ended September 30, 2006 compared to $4,285,000 in the nine months ended September 30, 2005.  Of this 35% increase, 21% related to incentive bonus and employee benefit expenses and 7% related to audit, legal and professional fees.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $2,894,000 in the nine months and $2,729,000 in the same nine months last year.  The Company continues to focus resources on new product designs and new customer applications to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $757,000 in the nine months ended September 30, 2006 and $761,000 in the same nine months last year.

INTEREST EXPENSE   Interest expense for the nine months ended September 30, 2006 was $756,000 compared to $814,000 in the nine months ended September 30, 2005.  The decrease in interest is directly attributed to the decrease in outstanding debt obligations partially offset by higher interest rates.

INCOME TAXES   Provision for income taxes was $882,000 for the first nine months this year compared to $572,000 in the same nine months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 36% and 38% in the nine months ended September 30, 2006 and 2005, respectively.  The difference in the effective tax rates between periods was primarily due to a greater portion of income derived from a foreign jurisdiction with a lower tax rate.

Non-GAAP Measures

EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles.  The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense.  Accordingly, the Company believes that EBITDA provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry.  EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income	$617	$383	$1,543	$919
Interest expense	251	282	756	814
Provision for income tax	377	250	882	572
Depreciation and amortization	821	802	2,440	2,411
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$2,066	$1,717	$5,621	$4,716

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $78,000 during the nine months to $708,000 at September 30, 2006.  The increase compares to an increase of $24,000 in the same period last year.

Net cash provided by operating activities was $2,343,000 for the nine months ended September 30, 2006 compared to $66,000 for the nine months ended September 30, 2005.  Cash provided by operations included net income of $1,543,000 plus non-cash charges for depreciation and amortization of $2,440,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $654,000 and other non-cash adjustments of $93,000.  Cash provided by operating activities included an increase in trade receivables and inventories of $1,405,000 and $1,747,000 respectively, partially offset by increases in accounts payable and accrued liabilities of $150,000 and $668,000 respectively.  These increases are primarily due to increased business levels.

Net cash used in investing activities was $1,005,000 and $1,903,000 for the nine months ended September 30, 2006 and 2005, respectively.  Included in investing activities are purchases of property and equipment were $1,005,000 and $1,628,000 during the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2005, approximately $810,000 related to the set-up of motor manufacturing in China.

Net cash used in financing activities was $1,266,000 for the nine months ended September 30, 2006 compared to net cash provided of $1,864,000 for the nine months ended September 30, 2005.  In the nine months ended September 30, 2006, the Company had net borrowings on lines-of-credit of $227,000 compared to $2,723,000 in the same period last year.  The Company repaid $1,645,000 and $1,490,000 on term loans during the nine months ended September 30, 2006 and 2005, respectively. The Company repaid $160,000 and $93,000 on capital leases during the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 the Company received $261,000 under employee stock plans compared to $724,000 received in the first nine months last year.  Last year’s total includes $155,000 repayment on a previous loan to the Company’s employees stock ownership plan and $129,000 from the employee stock ownership plan.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations, the Company’s existing cash balance and amounts available under its line-of-credit facilities.  As of September 30, 2006, approximately $6,027,000 was available on the lines-of-credit and overdraft facility.  The Company believes the capital currently available to it is sufficient for its currently anticipated needs for the next twelve months.  There is no guarantee that the Company will be able to obtain financing on terms acceptable to the Company or at all.  A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit.  Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position.

At September 30, 2006, the Company had $10,514,000 of bank debt obligations representing borrowings on the domestic line-of-credit and term loans.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  The line-of-credit expires in May 2007, unless extended.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (9.25% as of September 30, 2006).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of September 30, 2006, the Company was in compliance with such covenants.  As of September 30, 2006, the amount available under the domestic line-of-credit was $4,770,000.

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million, or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement.  The line-of-credit expires in August 2008.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (5.5% at September 30, 2006).  Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability.  As of September 30, 2006, the amount available under the foreign line-of-credit was $1,003,000.

The bank overdraft facility bears an interest rate equal to the bank’s base rate plus 2%, with a minimum of 5.25% (5.75% at September 30, 2006).  The facility has no expiration date.  As of September 30, 2006, the amount available under the overdraft facility was $254,000.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2005.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Interest Rate Risk

The interest payable on the Company’s domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $86,000 annually.

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

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2006 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any changes in the Company’s internal controls over financial reporting during the quarter or nine months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6.  Exhibits

(a)                            Exhibits

31                        Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2006		ALLIED MOTION TECHNOLOGIES INC.

	By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer