Form 10-K
period 2006-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2007-03-20
CIK 46129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Registrant’s telephone number, including area code: (303) 799-8520

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $34,000,000.

Number of shares of the only class of Common Stock outstanding: 6,538,437 as of March 8, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Notice and Proxy for 2007 Annual Meeting of Shareholders

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include international, national and local general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs for the purpose of improving profitability. The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.                        Business.

Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates primarily in the United States and Europe. Allied Motion utilizes its underlying core “Electromagnetic Motion Technology/Know How” to provide compact, high performance products as solutions to a variety of motion applications. The Company is engaged in the business of designing, manufacturing and selling motor, servo motion and optical encoder products.

Examples of the end products using Allied Motion’s technology include HVAC and various actuation systems such as RV slide outs, truck tarp roll-out and lift devices for trucks, buses and off-road vehicles; anti-lock brake, fuel cell and LPG fuel pump applications for the specialty automotive market; wheel chairs, professional patient rehab equipment, MRI scanners, diagnostic equipment, portable medical dosage pumps and surgical hand tools in the healthcare and medical market; high definition printers;

tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry; commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings; arc-welders and cable pullers in the construction and repair and maintenance markets; and missile/munitions control systems for the military.

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

Stature Electric manufactures fractional and integral horsepower motors, gear motors, and motor part sets. Stature’s component products are sold throughout North America and in Europe, primarily to original equipment manufacturers (OEM’S) that use them in their end products. Stature Electric excels at engineering, designing, packaging and applying integrated gearing and motor solutions for the commercial and industrial equipment, healthcare, recreation and non-automotive transportation markets.

Premotec has been manufacturing small precision electric motors for more than thirty years which utilize four different motor technologies: Brushless DC, Coreless DC, Iron Core DC, and Permanent Magnet Stepper and Synchronous motors, and also offers a range of reduction gearboxes tailored to a number of these motors. The products are manufactured at Premotec’s facility in The Netherlands and at contract manufacturing facilities in Eastern Europe and China. Premotec’s products are sold to OEM customers in Europe, the United States and Korea and through distributors to smaller OEM’s in almost all countries of the European Union. The products are used in a wide variety of industrial, professional and medical applications, such as fuel injection systems, bar code readers, laser scanning equipment, HVAC actuators, dialysis equipment, industrial ink jet printers, waste water treatment, cash dispensers, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

Fiscal Year End Change

The Company changed its fiscal year end from June 30 to December 31 effective December 31, 2002; therefore, the Company reported a six-month transition period ending December 31, 2002. The following table describes the periods presented in this Form 10-K.

Period:	Referred to as:
Audited results from January 1, 2006 through December 31, 2006	Year 2006
Audited results from January 1, 2005 through December 31, 2005	Year 2005
Audited results from January 1, 2004 through December 31, 2004	Year 2004
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Audited results from July 1, 2002 through December 31, 2002	Transition Period
Unaudited results from July 1, 2001 through December 31, 2001	Six Month Comparative Period
Audited results from July 1, 2001 through June 30, 2002	Fiscal Year 2002

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

Financial Information about Operating Segments

The information required by this item is set forth in Note 8 of the Notes to Consolidated Financial Statements contained herein.

Availability of Raw Materials

All parts and materials used by the Company are in adequate supply. No significant parts or materials are acquired from a single source or for which an alternate source is not also available.

Patents, Trademarks, Licenses, Franchises and Concessions

The Company holds several patents and trademarks regarding components used by the various subsidiaries and has several patents pending on new products recently developed, which are considered to be of major significance.

Seasonality of the Business

The Company’s business is not of a seasonal nature; however, revenues may be influenced by customers’ fiscal year ends and holiday seasons.

Working Capital Items

The Company currently maintains inventory levels adequate for its short-term needs based upon present levels of production. The Company considers the component parts of its different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

Sales to Large Customers

During years 2006, 2005 and 2004, no single customer accounted for more than 10% of total revenues.

Sales Backlog

The Company’s backlog at December 31, 2006 consisted of sales orders totaling approximately $28,200,000 while backlog at December 31, 2005 was $25,200,000. In our commercial motors markets, the Company continues to serve customers requesting shipments on a “pull system” whereby the Company agrees to maintain available inventory that the customer “pulls” or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company’s backlog will be converted into revenue.

Government Sales

Approximately $256,000 of the Company’s backlog as of December 31, 2006 consisted of contracts directly with the United States Government compared to $325,000 in 2005. The Company’s contracts with the government contain a provision generally found in government contracts that permits the government to terminate the contract at its option. When the termination is attributable to no fault of the Company, the government would, in general, have to pay the Company certain allowable costs up to the time of termination, but there is no compensation for loss of profits.

Engineering and Development Activities

The Company’s expenditures on engineering and development for the years ended December 31, 2006, 2005 and 2004 were $3,823,000, $3,526,000 and $2,896,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

Environmental Issues

No significant pollution or other types of hazardous emission result from the Company’s operations and it is not anticipated that the Company’s operations will be materially affected by Federal, State or local provisions concerning environmental controls. However, there can be no assurance that any future regulations will not affect the Company’s operations.

Foreign Operations

The information required by this item is set forth in Note 8 of the Notes to Consolidated Financial Statements contained herein.

Employees

At December 31, 2006 the Company had approximately 517 full-time employees.

Available Information

The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

The Company has adopted a Code of Ethics for its chief executive officer, president and senior financial officers regarding their obligations in the conduct of Company affairs. The Company has also adopted a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on the Company’s website. The Company intends to disclose on its website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Capital Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 23 Inverness Way East, Suite 150, Englewood, CO 80112-5711, Attention: Secretary.

Item 1A.                Risk Factors.

In addition to the other information contained or incorporated by reference in this document, readers should carefully consider the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s financial condition and the performance of its business. The Company refers to itself as “we” or “our” in the following risk factors.

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

Our efforts to maintain and improve profitability depend in part on our ability to reduce the costs of materials, components, supplies and labor, including establishing production capabilities at our low cost region subcontractors. While the failure of any single cost containment effort by itself would most likely not significantly impact our results, we cannot give any assurances that we will be successful in implementing cost reductions and maintaining a competitive cost structure.

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

We use various raw materials, such as copper, steel and zinc, in our manufacturing operations. The prices of these raw materials have been subject to volatility. As a result of price increases, we have implemented price surcharges to our customers; however we may be unable to collect surcharges without suffering reductions in unit volume, revenue and operating income. There can be no assurance that we will be able to fully recover the price increases through surcharges in a timely manner.

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

Our pension plan has a projected benefit obligation in excess of the fair value of plan assets. Our pension plan assets consist primarily of equity and fixed income securities. If the performance of investments in the plan does not meet the Company’s assumptions, the excess obligation may increase and the Company may have to record additional costs and/or contribute additional funds to the pension plan. An increase in pension expenses and contributions could decrease the Company’s cash available to pay its outstanding obligations and its net income.

Our post-retirement plan is unfunded. We record expense as employees render the services necessary to earn the benefits. The expenses are based on estimates including health care cost increases, retirement and mortality. Actual results may vary materially from estimates which could result in an increase to our expense and decrease in net income.

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

•       establish advance notice requirements for nominations for the election of directors or for proposing matters that can be acted on by shareholders at shareholder meetings; and

•       require that, in a vote to approve an acquisition or merger in which the Company is acquired or a transaction that changes the board of directors, the affirmative vote of the holders of two-thirds of the Company’s outstanding shares is required, unless the transaction is approved by at least two-thirds of the continuing directors, in which event the provisions require that the affirmative vote of a majority of the holders of the Company’s outstanding shares is required.

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

Item 2.                        Properties.

As of December 31, 2006, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Chatsworth, California	8,500	Leased
Office and manufacturing facility	Tulsa, Oklahoma	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Watertown, New York	107,000	Owned

The Company’s management believes the above-described facilities are adequate to meet the Company’s current and foreseeable needs. All facilities described above are operating at less than full capacity.

Item 3.                        Legal Proceedings.

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company’s consolidated financial position or results of operations.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is traded on the Nasdaq Capital Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 13, 2007 was 577. The Company did not pay or declare any dividends during years 2006 and 2005 and the Company’s long-term financing agreement prohibits the Company from doing so without prior approval.

The following table sets forth, for the periods indicated, the high and low prices of the Company’s common stock on the Nasdaq Capital Market System, as reported by Nasdaq.

	Price Range
	High	Low
YEAR ENDED DECEMBER 31, 2005
First Quarter	$8.90	$6.66
Second Quarter	7.62	3.65
Third Quarter	4.73	3.82
Fourth Quarter	4.50	3.36
YEAR ENDED DECEMBER 31, 2006
First Quarter	$4.50	$3.60
Second Quarter	5.99	3.42
Third Quarter	5.49	4.49
Fourth Quarter	7.00	4.53

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,245,150	$3.68	108,768

PERFORMANCE GRAPH

The following performance graph reflects change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for the period of five years ended December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

AMONG ALLIED MOTION TECHNOLOGIES, INC., THE NASDAQ STOCK MARKET
(U.S) INDEX AND ELECTRICAL INDUSTRIAL APPARATUS

*       $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
ALLIED MOTION TECHNOLOGIES, INC.	100	61	136	251	145	239
NASDAQ STOCK MARKET (U.S.)	100	72	107	117	121	137
ELECTRICAL INDUSTRIAL APPARATUS	100	61	105	102	96	118

Item 6.                        Selected Financial Data.

The following tables summarize data from the Company’s financial statements for the fiscal years 2002 through 2006 and the Transition and Comparative Periods and notes thereto; the Company’s complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein. See Management’s Discussion and Analysis of Financial Condition and Results of Operation for discussion of non-recurring items that affect the comparability of results between periods.

	For the year ended December 31,
	2006	2005	2004	2003
	In thousands (except per share data)
Statements of Operations Data:
Revenues from continuing operations	$82,768	$74,302	$62,738	$39,434
Net income	$1,931	$923	$2,250	$948
Diluted income per share from continuing operations	$.28	$.13	$.36	$0.19

	For the Six Month Transition Period ended December 31,	For the Six Month Comparative Period ended December 31,
	2002	2001
	In thousands (except per share data)
Statements of Operations Data:
Revenues from continuing operations	$17,191	$7,868
Income from continuing operations	$45	$60
Operating (loss) from discontinued operations	(736)	(223)
Gain on sale of power and process business, net of income taxes	1,019	—
Net income (loss)	$328	$(163)
Diluted income per share from continuing operations	$0.01	$0.01

	For the fiscal years ended June 30,
	2002	2001
	In thousands (except per share data)
Statements of Operations Data:
Revenues from continuing operations	$15,723	$21,188
(Loss) income from continuing operations	$(45)	$2,024
Operating (loss) from discontinued operations	(221)	(28)
Net (loss) income	$(266)	$1,996
Diluted (loss) income per share from continuing operations	$(0.01)	$0.42

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$53,624	$53,337	$54,820	$27,497	$28,348
Total current and long-term debt	$9,829	$12,081	$14,407	$2,312	$4,133

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

One of the Company’s major challenges is to maintain and improve price competitiveness. The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at a sub-contract manufacturing facility in China. The Company will continue to look for opportunities where production in low cost regions for certain projects are anticipated to result in increased profits.

The Company’s products contain certain metals, and the Company has been experiencing significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are both key materials in our products. The Company has reacted by aggressively sourcing material at lower cost from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing on surcharges to our customers.

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

Operating Results

Year 2006 compared to 2005

	For the year ended December 31,		Increase (decrease)
	2006	2005	$	%
	(in thousands)
Revenues	$82,768	$74,302	$8,466	11%
Cost of products sold	63,207	58,118	5,089	9%
Gross margin	19,561	16,184	3,377	21%
Gross margin percentage	24%	22%	—	—
Operating costs and expenses:
Selling	3,227	3,265	(38)	(1)%
General and administrative	7,782	5,952	1,830	31%
Engineering and development	3,823	3,526	297	8%
Amortization of intangible assets	1,012	1,010	2	0%
Total operating costs and expenses	15,844	13,753	2,091	15%
Operating income	3,717	2,431	1,286	53%
Other (expense) income, net:
Interest expense	(983)	(1,075)	(92)	(9)%
Other income, net	166	125	(41)	(33)%
Total other (expense) income, net	(817)	(950)	(133)	(14)%
Income before income taxes	2,900	1,481	1,419	96%
Provision for income taxes	969	558	411	74%
Net income	$1,931	$923	$1,008	109%

NET INCOME   The Company achieved net income of $1,931,000 or $.28 per diluted share for 2006 compared to $923,000 or $.13 per diluted share for 2005.

EBITDA EBITDA was $7,166,000 for 2006 compared to $5,785,000 for 2005. EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization. See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $82,768,000 in 2006 compared to $74,302,000 in 2005. This 11% increase is primarily attributable to increased sales in medical, industrial tool and electronics markets and in automotive liquid propane fuel pump applications partially offset by decreases in motors used in HVAC and actuation systems for vehicle markets.

GROSS MARGINS   Gross margin as a percentage of revenues increased to 24% for 2006 from 22% for 2005. This improvement reflects the increase in sales of the Company’s industrial and electronics markets which provide a higher gross margin from their sales, the cost reductions realized from products being produced at the Company’s contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company’s AST tools.

SELLING EXPENSES   Selling expenses were $3,227,000 and $3,265,000 in 2006 and 2005, respectively.  Selling expense as a percentage of revenues decreased to 3.9% in 2006 compared to 4.4% last year. The decrease in selling expenses relates to a decrease in sales upon which commissions are paid and personnel changes.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $7,782,000 in 2006 compared to $5,952,000 in 2005. Of this 31% increase, 14% related to employee performance bonuses, 5% related to salaries and employee benefit expenses and 4% related to audit and professional fees.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $3,823,000 and $3,526,000 for 2006 and 2005, respectively. The Company continues to focus resources on new product designs and new customer applications to meet the needs of its served markets.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $1,012,000 in 2006 and $1,010,000 in 2005.

INTEREST EXPENSE   Interest expense for 2006 was $983,000 and for 2005 was $1,075,000. The decrease in interest is directly attributed to the decrease in outstanding debt obligations partially offset by higher interest rates.

INCOME TAXES   The provision for income taxes was $969,000 for year 2006 compared to $558,000 for 2005. The effective rate differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates. The effective income tax rate as a percentage of income before income taxes was 33% in 2006 and 38% in 2005. The difference in the effective tax rates between periods was primarily due to a greater portion of income derived from a foreign jurisdiction with a lower tax rate and a reduction in the foreign jurisdiction enacted tax rates.

Operating Results

Year 2005 compared to 2004

	For the year ended December 31,		Increase (decrease)
	2005	2004	$	%
	(in thousands)
Revenues	$74,302	$62,738	$11,564	18%
Cost of products sold	58,118	46,280	11,838	26%
Gross margin	16,184	16,458	(274)	(0)%
Gross margin percentage	22%	26%	—	—
Operating costs and expenses:
Selling	3,265	2,557	708	28%
General and administrative	5,952	6,226	(274)	(4)%
Engineering and development	3,526	2,896	630	22%
Amortization of intangible assets	1,010	647	363	56%
Restructuring charges	—	10	(10)	(100)%
Total operating costs and expenses	13,753	12,336	1,417	11%
Operating income	2,431	4,122	(1,691)	(41)%
Other (expense) income, net:
Interest expense	(1,075)	(696)	379	55%
Other income (expense), net	125	(17)	(142)	(835)%
Total other (expense) income, net	(950)	(713)	237	33%
Income before income taxes	1,481	3,409	(1,928)	(57)%
Provision for income taxes	558	1,159	(601)	(52)%
Net income	$923	$2,250	$(1,327)	(59)%

NET INCOME   The Company achieved net income of $923,000 or $.13 per diluted share for 2005 compared to $2,250,000 or $.36 per diluted share for 2004. Included in net income are results related to Stature Electric and Premotec from the dates of acquisition on May 10, 2004 and August 23, 2004, respectively. Results for both are included for all of 2005.

EBITDA EBITDA was $5,785,000 for 2005 compared to $6,400,000 for 2004. EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization. See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $74,302,000 in 2005 compared to $62,738,000 in 2004 or a 18% increase. The incremental revenues achieved by the companies acquired in 2004 increased revenues by 25% which were partially offset by a decrease in revenues from existing businesses of 7%. On a proforma basis, sales from Premotec and Stature increased 8% and consolidated sales decreased 2%. The decrease in existing business is primarily due to revenues related to certain projects last year that were not repeated this year, primarily in the Aerospace/ Defense and Electronics markets and changes in customer buying patterns.

GROSS MARGINS   Gross margin as a percentage of revenues was 22% for 2005 and 26% for 2004. The decrease is due to a change in sales mix (significant drop in sales of our higher margin business partially offset by increased sales of lower margin business), the weighting of the lower margins of the acquired businesses, additional costs incurred to set up low cost manufacturing capability in China and the negative impact of the upward trend in the cost of purchased metal. The Company has proactively responded to the increased metal costs by aggressively sourcing materials from Asian markets, by combining the sourcing of metals for its various manufacturing operations to benefit from volume purchasing and by passing surcharges to its customers. The Company anticipates gross margins will improve company wide as we continue to improve manufacturing efficiencies through the implementation of lean manufacturing, by increasing offshore sourcing of materials and from continued cost reduction efforts to reduce overhead costs and expenses. We also anticipate that we will start realizing improved margins from products manufactured in our low cost manufacturing facilities in 2006.

SELLING EXPENSES   Selling expenses were $3,265,000 and $2,557,000 in 2005 and 2004, respectively. Of this 28% increase, selling expenses from existing businesses decreased 3% and incremental expenses from Stature and Premotec contributed 31% of this increase. The decrease in selling expense from existing businesses is due to cost reduction efforts and recruiting expenses incurred in 2004 that did not repeat in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $5,952,000 in 2005 compared to $6,226,000 in 2004 or a decrease of 4%. Of the 4% decrease, 14% was attributed to a decrease in incentive bonus expense and 4% was attributed to a decrease from cost reduction efforts in existing businesses offset by a 14% increase from the impact of acquiring Stature and Premotec.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $3,526,000 and $2,896,000 for 2005 and 2004, respectively. Of the 22% increase in engineering and development expenses, 20% was due to the acquisitions of Stature and Premotec and 2% was due to additional expenditures associated with new product development.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $1,010,000 in 2005 and $647,000 in 2004. This increase was due to the amortization costs related to the amortizable intangible assets acquired in the Stature and Premotec acquisitions during 2004.

RESTRUCTURING CHARGE   Restructuring charges were zero and $10,000 in 2005 and 2004, respectively. The charges in 2004 relate primarily to severance costs arising from workforce reductions from consolidation of the Company’s manufacturing facilities.

INTEREST EXPENSE   Interest expense for 2005 was $1,075,000 and for 2004 was $696,000. The increase in interest was directly attributed to the increased outstanding balance on the borrowings related to the financing of the acquisitions of Stature and Premotec.

INCOME TAXES   The provision for income taxes was $558,000 for year 2005 compared to $1,159,000 for 2004. The effective income tax rate as a percentage of income before income taxes from continuing operations was 38% in 2005 and 34% in 2004. The difference in the effective tax rate between periods was primarily due to resolution of certain income tax related issues offset by less of an effect of reduction in enacted tax rates in a foreign jurisdiction.

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

The Company’s calculation of EBITDA for year ended December 31, 2006 and 2005 is as follows (in thousands):

	For the year ended December 31,
	2006	2005
Net income	$1,931	$923
Interest expense	983	1,075
Provision for income tax	969	558
Depreciation and amortization	3,283	3,229
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$7,166	$5,785

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $45,000 during 2006 to a balance of $669,000 at December 31, 2006. The increase compares to a $168,000 increase in the same period last year. During 2006, operations provided $3,634,000 in cash. Cash provided by operations included net income of $1,931,000 plus non-cash charges for depreciation and amortization of $3,283,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $1,290,000 and other non-cash charges of $240,000. Cash provided by operating activities included increases in trade receivables and inventories of $203,000 and $1,849,000, respectively. These increases are primarily due to increased business levels. Cash used in operations also included decreases in accounts payable and in accrued liabilities and other of $878,000 and $147,000, respectively.

Net cash used in investing activities was $1,422,000 and $2,371,000 for 2006 and 2005, respectively. The Company paid zero and $275,000, in years 2006 and 2005, respectively, related to the acquisition of Stature. Purchases of property and equipment were $1,422,000 and $2,096,000 during the years 2006 and 2005, respectively.

Net cash used in financing activities was $2,174,000 compared to $1,132,000 for the years 2006 and 2005, respectively. Net repayments on lines-of-credit for the year 2006 were $88,000 compared to net borrowings for the year 2005 of $441,000. The Company repaid $2,198,000 and $2,236,000 on term loans for the years 2006 and 2005, respectively. The Company repaid $201,000 and $197,000 on capital leases in 2006 and 2005, respectively. Proceeds received from capital leases were $52,000 and $50,000 for 2006 and 2005, respectively. Cash was also provided from stock transactions under various employee benefit stock plans of $261,000 and $655,000, respectively for 2006 and 2005, and repayment on a loan to the Company’s Employee Stock Ownership plan of $155,000 in 2005.

At December 31, 2006, the Company had $9,698,000 of debt obligations representing borrowings on line-of-credit and term loans.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a)$10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement. Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability. As of December 31, 2006, the amount available under the domestic line-of-credit was $3,747,000.

Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million ($1.65 million as of December 31, 2006), or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement. Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (6.00% at  December 31, 2006). Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability. As of December 31, 2006, the amount available under the foreign line-of-credit was $1,305,000.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, with a minimum of 5.25% (6.25% as of December 31, 2006), due on demand, secured by Premotec’s inventory. As of December, 2006, the amount available under the overdraft facility was $264,000. Effective February 1, 2007, the Company terminated the foreign line-of-credit agreement and increased the amount available under its foreign bank overdraft facility to EUR 750,000 ($990,000 at December 31, 2006 exchange rate). Borrowings under the new line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.5%, with a minimum of 4.75%.

The Company also has various term loans obtained in connection with its acquisitions. All borrowings are collateralized by substantially all assets of the Company.

The loan agreements prohibit the Company from paying dividends and require that the Company maintain compliance with certain covenants related to tangible net worth and profitability. As of December 31, 2006, the Company was in compliance with such covenants. As of December 31, 2006, the amount available under the lines-of-credit and overdraft facility was $5,316,000.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the line-of-credit facilities. The Company’s domestic line-of-credit expires in May 2007. The Company is currently in discussions with lenders regarding its global debt financing needs. The Company believes it will be successful in obtaining debt financing facilities and that such debt financing facilities and the Company’s capital currently available is sufficient to meet its currently anticipated needs for at least the next twelve months. If additional capital is needed in the future, the Company would pursue additional capital via debt or equity financings. A key component of the Company’s liquidity relates to the availability of amounts under its lines-of-credit. Any lack of availability of these facilities could have a material adverse impact on the Company’s liquidity position. There can be no assurances that such financing will be available to the Company on acceptable terms, or at all.

Price Levels and the Impact of Inflation

Prices of the Company’s products have not increased significantly as a result of inflation during the past several years, primarily due to competition. The effect of inflation on the Company’s costs of production has been minimized through production efficiencies, lower costs of materials and surcharges passed on to customers. The Company anticipates that these factors will continue to minimize the effects of any foreseeable inflation and other price pressures from the industries in which it operates. As the Company’s manufacturing activities mainly utilize semi-skilled labor, which is relatively plentiful in the areas surrounding the Company’s production facilities, the Company does not anticipate substantial inflation-related increases in the wages of the majority of its employees.

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

Inventory is valued at the lower of cost or market. The Company monitors and forecasts expected inventory needs based on historical usage and sales forecasts. Inventory is written down or written off when it becomes obsolete or when it is deemed excess. These determinations involve the exercise of significant judgment by management. If actual market conditions are significantly different from those projected by management the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations. Demand for the Company’s products can fluctuate significantly, and in the past the Company has recorded substantial charges for inventory obsolescence and excess inventories.

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that a portion of the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 144. SFAS No. 144 provides a fair value test to evaluate goodwill and long-lived asset impairment. As part of the review, the Company estimates future cash flows. Depending upon future assessments of fair value and estimated future cash flows, there could be impairment recorded related to goodwill and other long-lived assets.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. The Company adopted the standard on January 1, 2006 and it did not have an impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. The recognition provisions of SFAS 158 are effective for years ending after December 15, 2006. See note 7—Pension and Postretirement Welfare Plans for the effect of the adoption of SFAS No. 158. SFAS No. 158 also prescribes the measurement date of a plan to be the date of its year-end balance sheet effective for years ending after December 15, 2008. The Company will not be effected by adopting the latter component of the Standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company implemented SAB 108 January, 1 2006 and it did not have an impact on our consolidated financial statements.

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

Contractual Commitments

For more information on the Company’s contractual obligations on operating leases and contractual commitments, see Notes 3 and 6 to the consolidated financial statements. At December 31, 2006, the Company’s commitments under these obligations were as follows (in thousands):

Year ending	Operating	Capital	Line-of-	Term	Interest on Debt
December 31,	Leases	Leases(1)	Credit	Loans(2)	Obligations(3)	Total
2007	$620	$115	$4,925	$4,034	$626	$10,320
2008	623	24	—	422	46	1,115
2009	522	—	—	317	12	851
2010	418	—	—	—	—	418
2011	382	—	—	—	—	382
Thereafter	408	—	—	—	—	408
	$2,973	$139	$4,925	$4,773	$684	$13,494

(1)          The capital lease commitments include amounts representing interest.

(2)          Maturities for the term loans are discussed more thoroughly in Note 3.

(3)          The interest rates used are the rates in effect at December 31, 2006.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The interest payable on the Company’s domestic and foreign lines-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $81,000 annually.

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

Item 8.                        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ investment and comprehensive income, and cash flows for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment’’, as of January 1, 2006, and SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statement No. 87, 88, 106 and 132(R)’’, as of December 31, 2006.

Ehrhardt Keefe Steiner & Hottman PC
March 17, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Allied Motion Technologies Inc.:

We have audited the accompanying consolidated balance sheet of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ investment and comprehensive income, and cash flows for the years ended December 31, 2005 and 2004. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
March 20, 2006

ALLIED MOTION TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$669	$624
Trade receivables, net of allowance for doubtful accounts of $293 and $281 at December 31, 2006 and 2005, respectively	10,225	10,087
Inventories, net	10,807	9,185
Deferred income taxes	778	402
Prepaid expenses and other	619	577
Total Current Assets	23,098	20,875
Property, plant and equipment, net	12,173	12,939
Deferred income taxes	25	582
Goodwill and intangible assets, net	18,328	18,941
Total Assets	$53,624	$53,337
Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$107	$180
Debt obligations	8,959	7,155
Accounts payable	4,826	5,543
Accrued liabilities and other	4,226	3,877
Income taxes payable	1,179	664
Total Current Liabilities	19,297	17,419
Long-term capital lease obligations, net of current portion	24	92
Debt obligations, net of current portion	739	4,654
Deferred income taxes	2,330	1,862
Pension and post-retirement obligations	1,712	3,503
Total Liabilities	24,102	27,530
Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,533 and 6,369 shares issued and outstanding at December 31, 2006 and 2005, respectively	15,469	14,991
Retained earnings	12,901	10,970
Other comprehensive income (loss)	1,152	(154)
Total Stockholders’ Investment	29,522	25,807
Total Liabilities and Stockholders’ Investment	$53,624	$53,337

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Revenues	$82,768	$74,302	$62,738
Cost of products sold	63,207	58,118	46,280
Gross margin	19,561	16,184	16,458
Operating costs and expenses:
Selling	3,227	3,265	2,557
General and administrative	7,782	5,952	6,226
Engineering and development	3,823	3,526	2,896
Amortization of intangible assets	1,012	1,010	647
Restructuring charges	—	—	10
Total operating costs and expenses	15,844	13,753	12,336
Operating income	3,717	2,431	4,122
Other income (expense), net:
Interest expense	(983)	(1,075)	(696)
Other income (expense), net	166	125	(17)
Total other expense, net	(817)	(950)	(713)
Income before income taxes	2,900	1,481	3,409
Provision for income taxes	969	558	1,159
Net income	$1,931	$923	$2,250
Basic net income per share:
Net income per share	$.30	$.15	$.40
Basic weighted average common shares	6,460	6,245	5,581
Diluted net income per share:
Net income per share	$.28	$.13	$.36
Diluted weighted average common shares	6,870	6,869	6,185

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT AND
COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Retained	Other Comprehensive Income	Comprehensive
	Shares	Amount	Other	Earnings	Adjustments	Income
Balances, December 31, 2003	5,021	8,383	(200)	7,797	79
Stock transactions under employee benefit stock plans	52	156	45
Issuance of restricted stock	198	1,000
Stock compensation expense		13
Stock issued for acquisition of Owosso Corporation	536	2,421
Stock issued for acquisition of Premotec	263	1,471
Stock warrants issued for acquisition of Owosso Corporation		725
Foreign currency translation adjustment					220	$220
Net income				2,250		2,250
Comprehensive income						$2,470
Balances, December 31, 2004	6,070	14,169	(155)	10,047	299
Stock transactions under employee benefit stock plans and option exercises	259	780
Payment on loan to Employee Stock Ownership Plan			155
Issuance of restricted stock	40	155	(155)
Stock compensation expense		6	36
Additional minimum pension liability, net of tax					(122)	$(122)
Foreign currency translation adjustment					(331)	(331)
Net income				923		923
Comprehensive income						$470
Balances, December 31, 2005	6,369	$15,110	$(119)	$10,970	$(154)
Stock transactions under employee benefit stock plans and option exercises	125	371
Issuance of restricted stock	39	159	(159)
Restricted stock forfeitures		(8)	8
Stock compensation expense		14	93
Eliminate additional minimum pension liability, net of tax					122
Amount recognized to initially apply SFAS No. 158, net of tax					824	$946
Foreign currency translation adjustment					360	360
Net income				1,931		1,931
Comprehensive income						$3,237
Balances, December 31, 2006	6,533	15,646	(177)	12,901	1,152

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$1,931	$923	$2,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,283	3,229	2,328
Provision for doubtful accounts	250	146	52
Provision for obsolete inventory	449	586	136
Deferred income tax provision	591	(130)	901
Loss on disposition of assets	24	84	164
Other	216	170	5
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in trade receivables	(203)	(1,065)	(618)
Increase in inventories, net	(1,849)	(644)	(2,050)
(Increase) decrease in prepaid expenses and other	(33)	(69)	637
(Decrease) increase in accounts payable	(878)	1,051	(203)
Decrease in accrued liabilities and other	(147)	(610)	(329)
Net cash provided by operating activities	3,634	3,671	3,273
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,422)	(2,096)	(953)
Proceeds from sale of Power and Process Business	—	—	50
Net cash paid for acquisition of Owosso Corporation	—	(275)	(13,563)
Net cash paid for acquisition of Premotec	—	—	(3,253)
Net cash used in investing activities	(1,422)	(2,371)	(17,719)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(88)	441	3,736
Borrowings on term loans	—	—	10,314
Repayments on term loans	(2,198)	(2,236)	(2,132)
Proceeds from capital leases	52	50	—
Repayments of capital lease obligations	(201)	(197)	(149)
Issuance of restricted stock	—	—	1,000
Repayment on loan to Employee Stock Ownership Plan	—	155	45
Stock transactions under employee benefit stock plans	261	655	123
Net cash (used in) provided by financing activities	(2,174)	(1,132)	12,937
Effect of foreign exchange rate changes on cash	7	—	5
Net increase (decrease) in cash and cash equivalents	45	168	(1,504)
Cash and cash equivalents at beginning of period	624	456	1,960
Cash and cash equivalents at end of period	$669	$624	$456
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest	$990	$1,085	$687
Income taxes	346	384	57
Acquisitions	—	—	16,816
Noncash Investing and Financing Activities:
Capital lease obligations	58	67	74

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2006	December 31, 2005
Parts and raw materials	$8,864	$7,739
Work-in-process	1,745	1,418
Finished goods	1,854	1,710
	12,463	10,867
Less reserves	(1,656)	(1,682)
	$10,807	$9,185

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2006	December 31, 2005
Land		$332	$332
Building and improvements	5-39 years	4,585	4,537
Machinery, equipment, tools and dies	2-8 years	16,525	15,271
Furniture, fixtures and other	3-10 years	878	764
		22,320	20,904
Less accumulated depreciation		(10,147)	(7,965)
		$12,173	$12,939

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

Depreciation expense was approximately $2,271,000, $2,219,000 and $1,681,000, in 2006, 2005 and 2004, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company completed its annual analysis of the fair value of its goodwill at October 31, 2006 and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

Intangible Assets

Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in 2006, 2005 or 2004.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty

The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $276,000 and $307,000 as of December 31, 2006 and 2005, respectively.

Changes in the Company’s reserve for product warranty claims during 2006 and 2005, were as follows (in thousands):

	December 31, 2006	December 31, 2005
Warranty reserve at beginning of the year	$307	$375
Warranty expenditures	(115)	(171)
Provision	79	113
Effect of foreign currency translation	5	(10)
Warranty reserve at end of year	$276	$307

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Compensation and fringe benefits	$3,221	$2,494
Litigation and legal fees (Note 6)	92	145
Warranty reserve	276	307
Other accrued expenses	637	931
	$4,226	$3,877

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Revenue and expense transactions use an average rate prevailing during the month of transaction. The resulting comprehensive income is recorded in the other comprehensive income translation adjustment component of stockholders’ investment in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Engineering and Development Costs

Engineering and development costs are expensed as incurred.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Company recognizes revenue when products are shipped or delivered (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectibility is reasonably assured.

Basic and Diluted Income per Share from Continuing Operations

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. Outstanding options totaling 498,000, 624,000, and 604,000 had a dilutive effect for years 2006, 2005 and 2004, respectively. Stock options to purchase 213,000, 241,000 and 130,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2006, 2005 and 2004, respectively, since the results would have been anti-dilutive.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

The components of accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Foreign currency translation adjustment	$328	$(32)
Amount recognized to initially apply SFAS 158, net of tax	824	—
Additional minimum pension liability, net of tax	—	(122)
Comprehensive income (loss)	$1,152	$(154)

Stock-Based Compensation

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

Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25) as permitted under FASB Statement No. 123 (Statement 123) Accounting for Stock-Based Compensation. As a result, compensation expense related to stock options was measured based on the intrinsic value of the stock option at the date of grant. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and therefore no stock-based compensation cost was reflected in net income.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, assuming the Black-Scholes option-pricing model, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004 (in thousands):

	For the year ended	For the year ended
	December 31, 2005	December 31, 2004
Net income:
Reported net income	$923	$2,250
Stock-based compensation expense, net of taxes	$(130)	$(1,231)
Pro forma net income	$793	$1,019
Basic net income per share:
Reported basic net income per share	$0.15	$0.40
Pro forma basic net income per share	$0.13	$0.18
Diluted net income per share:
Reported diluted net income per share	$0.13	$0.36
Pro forma diluted net income per share	$0.12	$0.16

Prior to January 1, 2006, cumulative compensation cost recognized was adjusted for forfeitures by a reduction of adjusted compensation expense in the period of forfeiture.

There were no options granted during 2006 and 2005. For SFAS No. 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the year ended
December 31, 2004
Risk-free interest rate	3.7%
Expected dividend yield	0.0%
Expected life	5 years
Expected volatility	91.1%

The weighted average fair value of options granted, assuming the Black-Scholes option-pricing model, during 2004 was $3.81. The total fair value of options granted was $1,290,000. These amounts are being amortized over the vesting periods of the options for purposes of this disclosure. All options granted in 2004 were fully vested December 31, 2004.

The weighted average fair value of shares issued pursuant to the Employee Stock Purchase Plan is included in stock-based compensation expense. For SFAS No. 123 purposes, the per share fair value of the shares, calculated as the difference between the stock price at the date of issuance and the employee purchase price, issued during 2005 and 2004 was $.66 and $2.45, respectively.

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

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary. No single customer makes up more than 10% of trade receivables.

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

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 GOODWILL AND INTANGIBLE ASSETS

Included in goodwill and intangible assets in the Company’s consolidated balance sheets are the following intangible assets (in thousands):

	December 31, 2006	December 31, 2005	Estimated Life
Goodwill	$13,059	$12,818
Amortizable intangible assets:
Customer lists	4,473	4,371	8 years
Trade names	1,340	1,340	10 years
Designs and technologies	2,597	2,494	8 years
Accumulated amortization	(3,141)	(2,082)
Total net intangible assets	5,269	6,123
Total goodwill and net intangible assets	$18,328	$18,941

The change in the carrying amount of goodwill for 2006 is as follows (in thousands):

	December 31, 2006	December 31, 2005
Balance at beginning of period	$12,818	$13,246
Effect of foreign currency translation	241	(326)
Other	—	(102)
Balance at end of period	$13,059	$12,818

Total amortization expense for intangible assets for the years 2006, 2005, and 2004 was $1,012,000, $1,010,000 and $647,000 respectively. Estimated amortization expense for intangible assets is $1,024,000 for each of the years ending December 31, 2007 through 2009, $923,000 for 2010 and $783,000 for 2011.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                 DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005
Domestic revolving line-of-credit(A)	$4,925	$4,434
Foreign revolving line-of-credit(B)	—	547
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	451	1,535
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (9.0% as of December 31, 2006), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	3,160	3,872
Term loan payable to bank in quarterly installments of EUR 80 ($106 at December 31, 2006 exchange rate) plus interest at 6.12% until February, 2007, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Allied Motion Technologies, B.V. shares	1,162	1,421
Total	9,698	11,809
Less current maturities	(8,959)	(7,155)
Long-term debt obligations	$739	$4,654

(A)       Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a) $10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement. Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability. As of December 31, 2006, the amount available under the domestic line-of-credit was $3,747,000. The line-of-credit expires in May 2007. The Company is in discussions with lenders regarding its global debt financing needs.

(B)        Under the foreign line-of-credit agreement (Foreign Agreement), the Company has available the lesser of (a) EUR 1.25 million ($1.65 million as of December 31, 2006), or (b) 85% of eligible trade accounts receivable of Premotec as defined in the Foreign Agreement. Borrowings under the line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.75%, with a minimum of 4.75% (6.00% at December 31, 2006). Under the Foreign Agreement, remittances from customers reduce the outstanding debt, therefore the balance has been classified as a current liability. As of December 31, 2006, the amount available under the foreign line-of-credit was $1,305,000.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 2%, with a minimum of 5.25% (6.25% as of December 31, 2006), due on demand, secured by Premotec’s inventory. As of December, 2006, the amount available under the overdraft facility was $264,000. Effective February 1, 2007, the Company terminated the foreign line-of-credit agreement and increased the amount available under its foreign bank overdraft facility to EUR 750,000 ($990,000 at December 31, 2006 exchange rate). Borrowings under the new line-of-credit bear interest at a rate equal to the bank’s base rate plus 1.5%, with a minimum of 4.75%.

Future maturities of debt obligations are as follows as of December 31, 2006:

2007	$8,959
2008	422
2009	317
$9,698

4.                 INCOME TAXES

The provision for income taxes is based on income before income taxes from continuing operations as follows (in thousands):

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Domestic	$1,030	$782	$3,151
Foreign	1,870	699	258
Income before income taxes	$2,900	$1,481	$3,409

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Current provision:
Domestic	$143	$73	$131
Foreign	662	323	127
Total current provision	805	396	258
Deferred provision (benefit):
Domestic	351	274	1,063
Foreign	(187)	(112)	(162)
Total deferred provision	164	162	901
Provision for income taxes	$969	$558	$1,159

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Tax provision, computed at statutory rate	$986	$504	$1,159
State tax, net of federal impact	112	62	150
Nondeductible expenses	33	28	30
Permanent tax deductions	(28)	(24)	(109)
Adjustments to prior year accruals(1)	26	52	—
Effect of foreign tax rate differences	(82)	(17)	1
Effect of changes in enacted tax law	(78)	(18)	(124)
Expiration of tax credits	97	—	59
Change in valuation allowance	(97)	(37)	—
Other	—	8	(7)
Provision for income taxes	$969	$558	$1,159

(1)          Adjustments relate to the resolution of certain prior year income tax related matters.

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2006	December 31, 2005
Deferred tax assets:
Allowances and other	$419	$658
Tax credit carryforwards	136	233
Net operating loss carryforwards	466	408
Total deferred tax assets	1,021	1,299
Valuation allowance	(218)	(315)
Net deferred tax assets	803	984
Deferred tax liabilities:
Property, plant and equipment	(1,123)	(1,081)
Goodwill and intangibles	(831)	(781)
Other	(376)	—
Total deferred tax liabilities	(2,330)	(1,862)
Net deferred tax liabilities	$(1,527)	$(878)

The net deferred tax liabilities are classified as follows in the accompanying consolidated balance sheets (in thousands):

	December 31, 2006	December 31, 2005
Current deferred tax assets	$778	$402
Non- current deferred tax assets	25	582
Non-current deferred tax liabilities	(2,330)	(1,862)
Net deferred tax liabilities	$(1,527)	$(878)

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has domestic tax credit carryforwards of $136,000 expiring in 2007 and a domestic net operating loss carryforward of $1,295,000 expiring in 2023 through 2025.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2006. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2006.

5.                 STOCK-BASED COMPENSATION PLANS

Allied Motion Stock Incentive Plan

The Company’s Stock Incentive Plan provides for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employee directors of the Company.

As of December 31, 2006, the Company had 108,768 shares of Common Stock available for grant under the Year 2000 Plan.

Stock Options

Option activity during years 2004, 2005 and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2003	1,323,430	3.00
Granted	404,600
Forfeited	(11,000)
Exercised	(29,160)		$92,000
Balance, December 31, 2004	1,687,870	3.48
Granted	—
Forfeited	(38,317)
Exercised	(200,903)		$477,000
Balance, December 31, 2005	1,448,650	3.62
Granted	—
Forfeited	(44,000)
Exercised	(159,500)		$338,000
Balance, December 31, 2006	1,245,150	3.68	$3,937,000

Under the terms of the plan, options may not be granted at less than 85% of fair value. All options granted to date have been granted at fair value as of the date of grant. The aggregate intrinsic value is calculated based on the difference of the fair value of the stock and the option exercise price at the date of the grant. Options granted through December 31, 2003 generally become exercisable evenly over

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three years starting one year from the date of grant and expire seven years from the date of grant. Options granted in 2004 became exercisable on December 31, 2004. As of December 31, 2006, all outstanding options are exercisable. Cash received from the exercise of share options for the years ended December 31, 2006, 2005 and 2004 was $185,000, $433,000 and $48,000, respectively.

Exercise prices for options outstanding at December 31, 2006 are as follows:

	Range of Exercise Prices			Total
	$1.77 - $2.90	$3.20 - $4.83	$5.46 - $6.72	$1.77 - $6.72
Options Outstanding:
Number of options	559,000	472,900	213,250	1,245,150
Weighted average exercise price	$2.35	$4.16	$6.10	$3.68
Weighted average remaining contractual life	2.8 years	4.1 years	3.5 years	3.4 years

Restricted Stock

During 2006 and 2005, 42,000 and 47,000 shares of nonvested restricted stock were awarded with a value of $3.80 and $3.91 per share, respectively. The value at the date of grant is amortized to compensation expense over the related three year vesting period. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future grant under the Company’s Year 2000 Stock Incentive Plan.

Nonvested restricted stock activity during years 2005 and 2006 was as follows:

Number of Nonvested
Restricted Shares
Balance, December 31, 2004	—
Granted	47,000
Forfeited	(3,000)
Balance, December 31, 2005	44,000
Granted	42,000
Forfeited	(2,000)
Vested	(14,009)
Balance, December 31, 2006	69,991

Share-Based Compensation Expense

Stock Options

During the year ended December 31, 2006, the Company recognized $14,000 in compensation expense related to outstanding stock options. As discussed in Note 1, prior to January 1, 2006, no stock-based compensation cost was reflected in net income. Total unrecognized compensation cost related to unvested stock options awards as of December 31, 2006, is zero.

Restricted Stock

During 2006 and 2005, compensation expense net of forfeitures, of $93,000 and $36,000 was recorded, respectively. As of December 31, 2006, there was $194,000 of total unrecognized compensation expense

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to restricted stock awards which is expected to be recognized over a weighted average period of 1.9 years.

Allied Motion Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2006, 2005 and 2004) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan were $153,000, $78,000 and $181,000 accrued for 2006, 2005 and 2004, respectively. Contributions were used to acquire newly issued shares of the Company and/or repay the loan as discussed below. During 2006 and 2005, contributions were used to acquire 18,000 and 2,000 shares, respectively.

During 2003, the Company loaned $200,000 to the ESOP so that the ESOP could acquire 130,719 newly issued shares of the Company’s common stock. The shares issued to the ESOP were pledged as collateral for the debt. During years when there is an outstanding loan, Company contribution amounts are used in the following year to repay the loan. During 2005 and 2004, accrued contributions used to repay the loan balance were $155,000 and $45,000, respectively. During 2005, the loan balance was repaid in full. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year compared to the total debt service estimated for the current and future years.

Allied Motion Employee Stock Purchase Plan

Until December 31, 2005, the Employee Stock Purchase Plan (ESPP) provided for the issuance of shares of capital stock through payroll deductions. Employees who chose to participate in the ESPP received an option to purchase capital stock at a discount equal to the lower of 85 percent of the fair market value of the capital stock on the first or last day of an offering period. Employees purchased 58,000 and 29,000 shares under the ESPP during 2005 and 2004, respectively. The ESPP terminated on December 31, 2005.

Allied Motion Employee Stock Repurchase Program

Until December 31, 2005, the Company offered a stock repurchase program whereby up to $125,000 per year could be used to repurchase shares of common stock from employees at fair value. The Company repurchased 2,000 and 6,000 shares during 2005 and 2004, respectively. This program ended December 31, 2005.

6.                 COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2006, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in “Accrued liabilities

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other” in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Total
Year ending December 31,
2007	$620
2008	623
2009	522
2010	418
2011	382
Thereafter	408
$2,973

Rental expense was $693,000, $715,000, and $551,000 in Years 2006, 2005 and 2004, respectively.

Capital Leases

The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases included in the accompanying consolidated balance sheets as property, plant and equipment was $583,000 and $680,000 at December 31, 2006 and 2005, respectively. Accumulated amortization of the leased equipment at December 31, 2006 and December 31, 2005 was $289,000 and $229,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2006, are as follows (in thousands):

Year ending December 31,
2007	$115
2008	24
Total minimum lease payments	139
Less: amount representing interest and other	(8)
Present value of net minimum lease payments	131
Less: Current maturities of capital lease obligations	(107)
Long-term capital lease obligations	$24

Severance Benefit Agreements

The Company has entered into annually renewable severance benefit agreements with six key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $2,714,000 and $3,298,000, respectively as of December 31, 2006 and 2005. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company’s consolidated financial position or results of operations.

7.   PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002. The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2006	December 31, 2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$4,096	$3,882
Service cost	128	113
Employee contributions	13	14
Interest cost	222	214
Actuarial (gain) loss	(205)	74
Benefits paid	(189)	(201)
Projected benefit obligation at end of period	$4,065	$4,096
Change in plan assets:
Fair value of plan assets at beginning of period	$3,219	$3,238
Actual return on plan assets	395	168
Employee contributions	13	14
Employer contributions	130	—
Benefits and expenses paid	(189)	(201)
Fair value of plan assets at end of period	$3,568	$3,219

	December 31, 2006	December 31, 2005
Excess of projected benefit obligation over fair value of plan assets	$497	$877
Unrecognized gain (loss)	57	(263)
Accrued pension cost	$554	$614
Additional minimum liability	—	191
Amount recognized to initially apply SFAS No. 158	(57)	—
Accrued pension cost at end of period	$497	$805

The accumulated benefit obligation for the pension plan was $3,976,000 at December 31, 2006 and $4,024,000 at December 31, 2005.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic pension expense included in the consolidated statements of operations for years 2006, 2005 and 2004 are as follows (in thousands):

	For the year ended December 31,	For the year ended December 31,	For the year ended December 31,
	2006	2005	2004
Service cost	$128	$113	$90
Interest cost on projected benefit obligation	222	214	197
Expected return on assets	(280)	(282)	(273)
Net periodic pension expense	$70	$45	$14

The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2006	December 31, 2005
Discount rate	6.00%	5.50%
Rate of compensation increases	5.00%	5.00%

The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2006	For the year ended December 31, 2005
Discount rate	6.00%	5.50%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increases	5.00%	5.00%

The Company expects to contribute approximately $87,732 to the pension plan during 2007.

The pension plan assets allocation at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Cash equivalents	5%	4%
Equity securities	70%	71%
Fixed income securities	25%	25%
Total	100%	100%

The pension assets are managed by an outside investment manager. The Company’s investment policy with respect to pension assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses.

Postretirement Welfare Plan

Motor Products provides postretirement medical insurance and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products. Employees who retire

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after January 1, 2005 must have twenty or more years of continuous service in order to be eligible for retiree medical benefits. Partial contributions from retirees are required for the medical insurance benefits. The Company’s portion of the medical insurance premiums are funded from the general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2006	December 31, 2005
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$2,515	$2,338
Service cost	26	45
Interest cost	68	131
Actuarial (gain) loss	(1,330)	123
Benefits paid, net of participant contributions	(64)	(122)
Accumulated postretirement benefit obligation at end of period	$1,215	$2,515
Accrued postretirement benefit cost at the beginning of period	$2,698	$2,502
Net periodic postretirement cost	(3)	300
Employer contributions	(64)	(122)
Other	(185)	18
Accrued postretirement benefit cost	$2,446	$2,698
Amount recognized to initially apply SFAS No. 158	(1,231)	—
Accrued postretirement benefit cost at end of period	$1,215	$2,698

Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2006, 2005 and 2004, and are as follows (in thousands):

	For the year ended December 31,
	2006	2005	2004
Service cost	$26	$68	$46
Interest cost	68	191	146
Amortization of prior service cost	(12)	—	—
Amortization of loss (gain)	(85)	41	—
Total	$(3)	$300	$192

During 2006, certain assumptions, relating to the Company’s obligation for contributing a portion of retiree medical premiums, were updated to more closely reflect the Company’s contractual obligation.  This resulted in a cumulative reduction to previously recognized net periodic postretirement benefit costs of $115,000, net of tax.  The cumulative reduction is reflected in the consolidated statement of operations for 2006, but is not included in the net periodic postretirement benefit cost for 2006 as presented in the table above. The reduction resulted primarily from a change in the accumulated postretirement benefit obligation cost at December 31, 2005, which is reflected in the above tables.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For measurement purposes, future increases in the per capita cost of covered health care benefits are assumed. The Company’s current contractual obligation requires a per capita fixed Company contribution amount through August 2007.  As of December 31, 2006, the Company assumed an increase in its contribution of 5% applied once every three years beginning in 2007 to reflect expected bargaining agreements. Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption has a significant effect on the amounts reported.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.00% and 5.50% as of December 31, 2006 and 2005, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 5.50% for 2006 and 5.75% for 2005.

The Company expects to contribute approximately $60,000 to the postretirement welfare plan during 2007.

8.   SEGMENT INFORMATION

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands and is included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the year ended and as of December 31,
	2006	2005	2004
Revenues derived from foreign subsidiaries	$18,685	$13,790	$5,018
Identifiable assets	9,300	7,981	8,927

Sales to customers outside of the United States were $26,405,000 $20,096,000, and $13,737,000, in years 2006, 2005 and 2004.

During Years 2006 and 2005, no single customer accounted for more than 10% of total revenues.

ALLIED MOTION TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   DEFERRED COMPENSATION PLAN

The Company has a Deferred Compensation Plan effective January 1, 2006. The Plan provides eligible key employees with the opportunity to defer the receipt of base compensation, bonuses, or a combination thereof. The Plan also allows designated participants to receive an allocation of any performance based contributions or discretionary amounts contributed by the Company. The Company has designated various investment funds in which stated portions of each participant’s account shall be hypothetically invested. The investment performance of these funds are allocated to the participants’ funds on a monthly basis. The deferred compensation plan is unfunded, therefore benefits are paid from the general assets of the Company. During and for the year ended December 31, 2006, the Company invested in the chosen investment funds in the amounts directed by the participants. The discretionary contribution expense related to the plan for the year ended December 31, 2006 was $24,500. The Company’s board of directors approved a performance contribution for 2006 based on the Company achieving a net profit target. The performance criteria was not met for 2006, and accordingly, no performance contributions expense has been recorded.

10.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for each of the four quarters in years 2006, 2005 and 2004 is as follows (in thousands, except per share data):

Year 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,199	$22,155	$20,308	$19,106
Gross margin	4,740	5,262	5,064	4,495
Net income	348	578	617	388
Basic income per share	.05	.09	.10	.06
Diluted income per share	.05	.08	.09	.06

Year 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,455	$18,913	$18,043	$18,891
Gross margin	4,088	4,224	4,198	3,674
Net income	168	368	383	4
Basic income per share	.03	.06	.06	.00
Diluted income per share	.02	.05	.06	.00

Year 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,248	$15,104	$18,042	$18,344
Gross margin	3,047	4,064	4,563	4,784
Net income	427	608	612	603
Basic income per share	.09	.11	.10	.10
Diluted income per share	.08	.10	.09	.09

Item 9A.                Controls and Procedures.

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K and concluded that they are effective.

There has not been any change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company’s fiscal year is incorporated herein by reference.

Item 11.                 Executive Compensation.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company’s fiscal year is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company’s fiscal year is incorporated herein by reference. Also incorporated by reference is the information in the table under the heading “Equity Compensation Plan” included in Item 5 of the Form 10-K.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company’s fiscal year is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company’s fiscal year is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

a)   The following documents are filed as part of this Report:

1.   Financial Statements

a)                Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005.

b)               Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

c)                Consolidated Statements of Stockholders’ Investment and Comprehensive Income for the years 2006, 2005 and 2004.

d)               Consolidated Statements of Cash Flows for the years 2006, 2005 and 2004.

e)                Notes to Consolidated Financial Statements.

f)                  Report of Independent Registered Public Accounting Firm.

2.   Financial Statement Schedules

II. Valuation and Qualifying Accounts.

3.   Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K files May 3, 2006.)
3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 3, 2006.)
10.0*	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended June 30, 1998.)
10.1*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated September 21, 2000.)
10.2

Stock Purchase Agreement among Motor Products—Owosso Corporation, Motor Products—Ohio Corporation, Owosso Corporation and Hathaway Motion Control Corporation. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended June 30, 2002.)

10.3

Agreement and Plan of Merger, dated as of February 10, 2004, by and among Allied Motion Technologies Inc., AMOT Inc. and Owosso Corporation. (Incorporated by reference to the Company’s Form S-4/A as filed on March 26, 2004.)

10.4

Share Purchase Agreement dated July 23, 2004 by and among Premotec Holding B.V., Premotec Beheer B.V., Allied Motion Technologies Netherlands BV, and Allied Motion Technologies Inc. (Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated August 23, 2004.)

10.5*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company’s Proxy Statement dated September 30, 2002.)
10.6*

Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective August 1, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2003.)

10.7*

Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective July 24, 2003. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2003.)

10.8*

Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, effective March 1, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2003.)

10.9*

Change of Control Agreement between Hathaway Corporation and Richard S. Warzala, effective May 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003.)

10.10*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company’s Proxy Statement dated March 29, 2004.)
10.11

Revolving Credit and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies, PNC Bank, National Association and Silicon Valley Bank. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated February 8, 2005.)

10.12

Term Loan and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies and PNC Bank, National Association. (Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated February 8, 2005.)

10.13

Term Loan and Security Agreement dated May 7, 2004 between Allied Motion Technologies Inc. and certain subsidiaries of Allied Motion Technologies and Silicon Valley Bank. (Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated February 8, 2005.)

10.14

First Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of August 23, 2004. (Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K dated February 8, 2005.)

10.15

Second Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K dated February 8, 2005.)

10.16

Third Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of July 11, 2005. (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2005.)

10.17

Fourth Amendment to Revolving Credit and Security Agreement, Term Loan and Security Agreements, and Related Documents dated as of November 1, 2005. (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2005.)

10.18*	Deferred Compensation Plan effective January, 1 2006 (filed herewith).
10.19*	First Amendment to the Allied Motion Technologies Inc. Deferred Compensation Plan adopted August 2, 2006 (filed herewith).
14.1

Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003.)

21	List of Subsidiaries (filed herewith)
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed herewith).
23.2	Consent of KPMG LLP (filed herewith)
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a—14(a) or 15d—14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RICHARD D. SMITH	Chief Executive Officer, Chief Financial	March 15, 2007
Richard D. Smith	Officer and Director
/s/ RICHARD S. WARZALA	President, Chief Operating Officer and	March 15, 2007
Richard S. Warzala	Director
/s/ DELWIN D. HOCK	Chairman of the Board of Directors	March 15, 2007
Delwin D. Hock
/s/ EUGENE E. PRINCE	Director	March 15, 2007
Eugene E. Prince
/s/ GEORGE J. PILMANIS	Director	March 15, 2007
George J. Pilmanis
/s/ GRAYDON D. HUBBARD	Director	March 15, 2007
Graydon D. Hubbard
/s/ MICHEL M. ROBERT	Director	March 15, 2007
Michel M. Robert

ALLIED MOTION TECHNOLOGIES INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Other	Balance at End of Period
Year Ended December 31, 2006:
Reserve for bad debts	$281	$250	$(243)	$5	$293
Reserve for excess or obsolete inventories	$1,682	$449	$(501)	$26	$1,656
Valuation allowance for deferred tax assets	$315	$—	$(97)	$—	$218
Year Ended December 31, 2005:
Reserve for bad debts	$235	$146	$(92)	$(8)	$281
Reserve for excess or obsolete inventories	$1,496	$586	$(348)	$(52)	$1,682
Valuation allowance for deferred tax assets	$352	$—	$(37)	$—	$315
Year Ended December 31, 2004:
Reserve for bad debts	$106	$61	$(32)	$100	$235
Reserve for excess or obsolete inventories	$805	$136	$(242)	$797	$1,496
Valuation allowance for deferred tax assets	$352	$59	$(59)	$—	$352