Form 10-Q
period 2007-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2007-05-15
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the   Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
March 31, 2007	0-04041
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

Number of Shares of the only class of Common Stock outstanding:  6,645,071 as of May 8, 2007

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and per share data)

(Unaudited)

	March 31, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$801	$669
Trade receivables, net of allowance for doubtful accounts of $233 and $293 at March 31, 2007 and December 31, 2006, respectively	11,686	10,225
Inventories, net	11,538	10,807
Deferred income taxes	663	778
Prepaid expenses and other	627	619
Total Current Assets	25,315	23,098
Property, plant and equipment, net	12,013	12,173
Goodwill and intangible assets	17,122	17,341
Total Assets	$54,450	$52,612

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$74	$107
Debt obligations	9,680	8,959
Accounts payable	5,380	4,826
Accrued liabilities and other	3,833	4,226
Income taxes payable	1,272	1,179
Total Current Liabilities	20,239	19,297
Long-term capital lease obligations, net of current portion	15	24
Debt obligations, net of current portion	640	739
Deferred income taxes	1,332	1,318
Pension and post-retirement obligations	1,696	1,712
Total Liabilities	23,922	23,090

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000,000 shares; 6,640,017 and 6,533,424 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	15,709	15,469
Retained earnings	13,616	12,901
Other comprehensive income	1,203	1,152
Total Stockholders’ Investment	30,528	29,522
Total Liabilities and Stockholders’ Investment	$54,450	$52,612

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenues	$21,986	$21,199
Cost of products sold	16,625	16,459
Gross margin	5,361	4,740

Operating costs and expenses:
Selling	894	802
General and administrative	2,022	1,981
Engineering and development	940	922
Amortization of intangible assets	256	251
Total operating costs and expenses	4,112	3,956
Operating income	1,249	784

Other income (expense), net:
Interest expense	(218)	(251)
Other income (expense), net	49	(19)
Total other expense, net	(169)	(270)
Income before income taxes	1,080	514
Provision for income taxes	(365)	(166)

Net income	$715	$348

Basic net income per share:
Net income per share	$0.11	$0.06
Basic weighted average common shares	6,551	6,247

Diluted net income per share:
Net income per share	$0.10	$0.05
Diluted weighted average common shares	7,057	6,587

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$715	$348
Adjustments to reconcile net income to net cash used in operatingactivities:
Depreciation and amortization	845	812
Provision for doubtful accounts	12	19
Provision for obsolete inventory	91	77
Deferred income taxes	126	4
Loss on disposition of assets	—	10
Other	36	28
Changes in assets and liabilities, net of effects from disposition:
(Increase) decrease in -
Trade receivables	(1,442)	(1,494)
Inventories, net	(799)	(972)
Prepaid expenses and other	(7)	27
Increase (decrease) in -
Accounts payable	531	116
Accrued liabilities and other	(335)	760
Net cash used in operating activities	(227)	(265)

Cash Flows From Investing Activities:
Purchase of property and equipment	(419)	(253)
Net cash used in investing activities	(419)	(253)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	1,165	1,342
Repayments on term loans	(554)	(545)
Proceeds from sales/leaseback	—	50
Repayment of capital lease obligations	(43)	(51)
Stock transactions under employee benefit stock plans	206	7
Net cash provided by financing activities	774	803

Effect of foreign exchange rate changes on cash	4	3

Net increase in cash and cash equivalents	132	288

Cash and cash equivalents at beginning of period	669	624

Cash and cash equivalents at March 31	$801	$912

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$210	$230
Income taxes, net	153	90

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Preparation and Presentation

Allied Motion Technologies Inc. (the Company) is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world.  The Company is organized into five business units: Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 that was previously filed by the Company.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on January 1, 2007 and it did not have an impact on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and

132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur.  The recognition provisions of SFAS 158 were adopted during the fourth quarter of the year ended December 31, 2006.  SFAS No. 158 also prescribes the measurement date of a plan to be the date of its year-end balance sheet effective for years ending after December 15, 2008.  The Company will not be affected by adopting the latter component of SFAS 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for Allied Motion in the first quarter 2008.  The Company expects no significant impact from adopting the Standard.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2007	December 31, 2006
Parts and raw materials	$8,997	$8,864
Work-in process	2,181	1,745
Finished goods	2,102	1,854
	13,280	12,463
Less reserves	(1,742)	(1,656)
Inventories, net	$11,538	$10,807

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2007	December 31, 2006
Land	$332	$332
Building and improvements	4,597	4,585
Machinery, equipment, tools and dies	16,865	16,525
Furniture, fixtures and other	961	878
	22,755	22,320
Less accumulated depreciation	(10,742)	(10,147)
	$12,013	$12,173

4.              Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2007 and 2006, consisted of the following (in thousands):

	For the three months ended March 31,
	2007		2006
	Shares Outstanding	Amount	Shares Outstanding	Amount
Balances at beginning of period	6,533	$29,522	6,369	$25,807
Stock transactions under employee benefit stock plans and option exercises	55	206	4	7
Stock-based compensation – restricted stock	52	26	38	12
Stock-based compensation – stock options	—	—	—	6
Tax benefit from NQ option exercises	—	9	—	—
Foreign currency translation adjustment	—	50	—	51
Net income	—	715	—	348
Balance at end of period	6,640	30,528	6,411	26,231

5.              Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

Effective January 1, 2006, the Company implemented FASB Statement No. 123R, “Share-Based Payment,” an amendment of FASB Statement No. 123 (SFAS 123R), Accounting for Stock-Based Compensation, adopting the modified prospective method of implementation. SFAS 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The cost of share based payments is recognized on a straight-line basis over the vesting period.  During the quarter ended March 31, 2007 and 2006, the Company recognized zero and $6,000, respectively in compensation expense related to outstanding stock options.  Total unrecognized compensation cost related to unvested stock-based awards was zero and $9,240 as of March 31, 2007 and 2006, respectively.   All stock options were full vested by September 30, 2006.

The following is a summary of option activity, during the quarter ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,245,150	$3.68	3.68
Forfeited	(2,000)	4.87
Exercised	(37,500)	3.09
Outstanding at end of Period	1,205,650	$3.69	3.1	$3,262,000

Exercisable at end of period	1,205,650	$3.69	3.1	$3,262,000

There have been no options granted since October, 2004.  During the quarter ended March 31, 2007, options to purchase 37,500 were exercised with an aggregate intrinsic value totaling approximately $114,000.

Restricted Stock

On March 31, 2007, 55,300 of unvested restricted stock awards were awarded with a value of $6.40 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s Year 2000 Stock Incentive Plan.  During the first quarter of 2007 and 2006, compensation expense, net of forfeitures, of $27,000 and $12,000 was recorded, respectively.

The following is a summary of restricted stock activity during the quarter ended March 31, 2007:

Number of Shares
Outstanding at beginning of period	69,991
Granted	55,300
Forfeited	(750)
Vested	(13,764)
Outstanding at end of Period	110,777

6.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding options for the quarters ended March 31, 2007 and 2006 was 506,000 and 340,000 shares, respectively.  Stock options to purchase 68,000 and 885,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended March 31, 2007 and 2006, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended March 31,
	2007	2006

Revenues derived from foreign subsidiaries	$5,497	$4,510
Identifiable assets	$10,407	$8,996

Sales to customers outside of the United States by all subsidiaries were $7,723,000 and $6,541,000 during the quarters ended March 31, 2007 and 2006.

During the quarters ended March 31, 2007 and 2006, no single customer accounted for more than 10% of total revenues.

8.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended March 31,
	2007	2006
Net income	$715	$348
Foreign currency translation adjustment	51	51
Comprehensive income	$766	$399

9.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following intangible assets (in thousands):

	March 31, 2007	December 31, 2006	Estimated Life
Goodwill	$12,096	$12,072
Amortizable intangible assets
Customer lists	4,483	4,473	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,607	2,597	8 years
Accumulated amortization	(3,404)	(3,141)
Total intangible assets	5,026	5,269
Total goodwill and intangible assets	$17,122	$17,341

The change in the carrying amount of goodwill for 2007 is as follows (in thousands):

March 31, 2007
Balance at beginning of period	$12,072
Effect of foreign currency translation	24
Balance at end of period	$12,096

Amortization expense for intangible assets for the quarters ended March 31, 2007 and 2006 was                $256,000 and $251,000, respectively.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Domestic revolving line-of-credit	$6,091	$4,925
Term loan payable to bank in monthly installments of $90 plus interest at 8.68%, due in May 2007, secured by machinery and equipment	180	451
Term loan payable to bank in monthly installments of $59 plus interest at the bank’s prime rate plus 0.75% (9.00% as of March 31, 2007), plus balloon payment of $2,863, due in May 2007, secured by buildings, machinery and equipment	2,982	3,160
Term loan payable to bank in quarterly installments of EUR 80 ($107 at March 31, 2007 exchange rate) plus interest at 6.34% until May, 2007, then at EURIBOR plus 2.5% with a minimum of 4.75%, due in July 2009, secured by Allied Motion Technologies, B.V.shares	1,067	1,162
Total	10,320	9,698
Less current maturities	(9,680)	(8,959)
Long-term debt obligations	$640	$739

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a) $10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (9.25% as of March 31, 2007).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of March 31, 2007, the Company was in compliance with such covenants.  As of March 31, 2007, the amount available under the domestic line-of-credit was $3,101,000.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 1.5%, with a minimum of 4.75% (6.40% as of March 31, 2007), due on demand, secured by Premotec’s inventory.  The amount available under the overdraft facility was EUR 750,000 ($1,001,000 at March 31, 2007 exchange rate).

Subsequent to March 31, 2007, and effective May 7, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited to provide term debt of $4 million and revolving credit of up to $11 million and EUR 3.0 million.  The new facility was used to pay off the Company’s domestic and European bank debt and will also provide funds for working capital needs and to finance future growth for the Company.  The debt is secured by substantially all the assets of the Company.

The new facility has a five year term.   The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term.  No principal payments are required on the revolving credit facilities prior to maturity.

The interest rate for borrowings may be a combination of one or more of the interest rate indices described below plus a margin.  The margin is based upon a leverage ratio pricing grid.

Index	Margin Range	Margin as of May 7, 2007	Interest payments due
US Dollar Borrowings
Alternate Base Rate (1)	-0.5% - 0.5%	-0.25%	Quarterly, in arrears
LIBOR	0.75% - 1.75%	1.0%	End of the applicable interest period (2)
Euro Borrowings
EURIBOR	0.75% - 1.75%	1.0%	End of the applicable interest period

(1)          greater of Prime Rate or the sum of the Federal Funds Effective Rate plus 0.5%

(2)          or at the end of every three months, if sooner

The agreement contains certain financial covenants related to maximum leverage ratio, minimum fixed charge coverage ratio and minimum tangible net worth.

11.       Pension and Postretirement Welfare Plans

Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended March 31,
	2007	2006
Service cost	$32	$32
Interest cost on projected benefit obligations	56	56
Expected return on assets	(72)	(72)
Net periodic pension expense	$16	$16

The Company expects to contribute approximately $88,000 to the pension plan during 2007.

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

Net periodic postretirement benefit costs included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended March 31,
	2007	2006
Service cost	$4	$2
Interest cost	9	7
Amortization of (gain) loss	—	1
Net periodic postretirement costs	$13	$10

The Company contributed $12,000 to the postretirement welfare plan during the three months ended March 31, 2007.  The Company expects to contribute approximately $60,000 to the postretirement welfare plan during 2007.

12.       Deferred Compensation Plan

The Company has a Deferred Compensation Plan which provides eligible key employees with the opportunity to defer the receipt of base compensation, bonuses, or a combination thereof.  The Plan also allows designated participants to receive an allocation of any performance based contributions or discretionary amounts contributed by the Company.  The Company has designated various investment funds in which stated portions of each participant’s account shall be hypothetically invested.  The investment performance of these funds are allocated to the participants’ funds on a monthly basis.  The deferred compensation plan is unfunded, therefore benefits are paid from the general assets of the Company.  The discretionary contribution expense related to the plan for the three months ended March 31, 2007 and 2006 was zero and $24,500, respectively.  The Company’s board of directors approved a performance contribution for 2007 and 2006 based on the Company achieving a net profit target.  As of March 31, 2007 and 2006 the performance criteria had not been met and accordingly, no performance contributions or related expense were recorded.

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

Today, five business units form the core of Allied Motion.  The companies, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications.  A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

The Company has made considerable progress in implementing its corporate strategy, the driving force of which is “Applied Motion Technology/Know How”.  The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, innovation and cost.  AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

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

The Company’s products contain certain metals, and the Company has been experiencing significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are key materials in our products.  The Company has reacted by aggressively sourcing material at lower cost from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing on surcharges to our customers.

The Company has an aggressive motor development plan for new products and product lines that leverage the combined technology base of the Allied Motion companies.  The Company continues to focus on new product designs that enhance our motor capabilities, design-out cost, provide higher performance and provide application specific solutions for our served markets.  It normally takes twelve to eighteen months to get new products designed into new customer applications.  While the Company’s products are designed using a standard platform, most are customized to meet the exact needs of customers.  All product development efforts are focused on adding value for customers in our served market segments.

Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended March 31, 2007 compared to Quarter Ended March 31, 2006

NET INCOME       The Company had net income of $715,000 or $.10 per diluted share for the first quarter 2007 compared to net income of $348,000 or $.05 per diluted share for the same quarter last year, a 105% increase.

EBITDA    EBITDA was $2,143,000 for the first quarter 2007 compared to $1,577,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $21,986,000 in the quarter ended March 31, 2007 compared to $21,199,000 for the quarter ended March 31, 2006.  This 4% increase includes the effect of decrease of approximately $1.5 million in revenues from two customers that were generating little or no gross profit.  The decrease of revenues from these two customers resulted primarily from efforts to improve the margins to an acceptable level and/or because of program changes by the customer. Excluding the revenues from these two customers, revenues for the balance of the business increased approximately 12% over last year, primarily due to increased sales in industrial and electronics markets slightly offset by a decrease in the vehicle market.

ORDER BACKLOG    At March 31, 2007, order backlog was approximately $28,200,000 which is down 5% from the same time last year but consistent with the backlog at December 31, 2006.  Backlog is down from last year primarily because of the timing of repeat orders and because the orders received during the first quarter of last year were unusually strong.

GROSS MARGINS    Gross margin as a percentage of revenues was 24% and 22% for the quarters ended March 31, 2007 and 2006, respectively.  The margin improvement reflects the reduction of sales to customers with minimal gross margin, the continuous improvement in efficiencies and the higher quantity of production from the Company’s Asian contract manufacturing facility.

SELLING EXPENSES   Selling expenses in the first quarter were $894,000 compared to $802,000 for the first quarter last year.  The 11% increase is primarily due to an increase in sales personnel and salaries.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,022,000 in the quarter ended March 31, 2007 compared to $1,981,000 in the quarter ended March 31, 2006.  The 2% increase is due to increases in salaries and incentive bonus expense offset by reduced employee benefit costs resulting from changes in our medical insurance providers.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $940,000 in the first quarter and $922,000 in the same quarter last year, a 2% increase.  The Company continues to focus resources on new, innovative motor designs to meet the needs of its served markets.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $256,000 in the quarter ended March 31, 2007 and $251,000 in the same quarter last year.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2007 was $218,000 compared to $251,000 in the quarter ended March 31, 2006.  The 13% decrease in interest is directly attributable to the decrease in outstanding debt obligations partially offset by higher interest rates.

INCOME TAXES   Provision for income taxes was $365,000 for the first quarter this year compared to $166,000 in the first quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 34% and 32% in the quarters ended March 31, 2007 and 2006, respectively.  The higher effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from domestic jurisdictions with a higher tax rate than the foreign jurisdiction in which the Company operates, partially offset by a reduction in enacted tax rates in the foreign jurisdiction.

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

The Company’s calculation of EBITDA for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	For the three months ended March 31,	For the three months ended March 31,
	2007	2006
Net income	$715	$348
Interest expense	218	251
Provision for income tax	365	166
Depreciation and amortization	845	812
Income before interest expense, provision for incometaxes and depreciation and amortization (EBITDA)	$2,143	$1,577

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $132,000 during the quarter to $801,000 at March 31, 2007.  The increase compares to an increase of $288,000 in the same period last year.

Net cash used in operating activities was $227,000 for the quarter ended March 31, 2007.  Cash provided by operations included net income of $715,000 plus non-cash charges for depreciation and amortization of $845,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $229,000 and other non-cash adjustments of $36,000.  Cash used in operations included an increase in trade receivables and inventories of $1,442,000 and $799,000, respectively, reflecting increases in sales volume, partially offset by an increase in accounts payable of $531,000.

Net cash used in investing activities was $419,000 and $253,000 for the quarters ended March 31, 2007 and 2006, respectively.  The increase relates to an increase in purchases of property and equipment in the current period compared to the prior period.

 Net cash provided by financing activities was $774,000 for the quarter ended March 31, 2007 compared to $803,000 for the quarter ended March 31, 2006.  Borrowings on the lines-of-credit, net of repayments during the quarter ended March 31, 2007 were $1,165,000 compared to $1,342,000 for the same period last year.  In the quarter ended March 31, 2007, the Company made payments of $554,000 on its term loans compared to payments of $545,000 in the same period last year.  During the quarter ended March 31, 2007, the Company received $206,000 from stock transactions under employee benefit stock plans compared to $7,000 for the same quarter last year.

At March 31, 2007, the Company had $10,320,000 of bank debt obligations representing borrowings on a line-of-credit and term loans.

Under the domestic revolving line-of-credit agreement (Agreement), the Company has available the lesser of (a) $10,500,000 or (b) the sum of 85% of eligible trade accounts receivable (excluding Premotec) and 50% of eligible inventory, as defined in the Agreement.  Under the Agreement, the Company utilizes lock-box arrangements whereby remittances from customers reduce the outstanding debt, and therefore the line-of-credit balance has been classified as a current liability.  Borrowings under the line-of-credit bear interest at a rate equal to the bank’s prime rates plus 1% (9.25% as of March 31, 2007).  All borrowings are collateralized by substantially all assets of the Company.  The Agreement prohibits the Company from paying dividends and requires that the Company maintain compliance with certain covenants related to tangible net worth and fixed charge coverage.  As of March 31, 2007, the Company was in compliance with such covenants.  As of March 31, 2007, the amount available under the domestic line-of-credit was $3,101,000.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 1.5%, with a minimum of 4.75% (6.40% as of March 31, 2007), due on demand, secured by Premotec’s inventory.  The amount available under the overdraft facility was EUR 750,000 ($1,001,000 at March 31, 2007 exchange rate).

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.  On May 7, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited to provide term debt of $4 million and revolving credit of up to $11 million and EUR 3.0 million.  The new facility was used to pay off the Company’s current domestic and European bank debt and will also provide funds for working capital needs and to finance future growth for the Company.  The debt is secured by substantially all the assets of the Company.

The new facility has a five year term.   The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term.  No principal payments are required on the revolving credit facilities prior to maturity.

The interest rate for borrowings may be a combination of one or more of the interest rate indices described below plus a margin.  The margin is based upon a leverage ratio pricing grid.

Index	Margin Range	Margin as of May 7, 2007	Interest payments due
US Dollar Borrowings
Alternate Base Rate (1)	-0.5% - 0.5%	-0.25%	Quarterly, in arrears
LIBOR	0.75% - 1.75%	1.0%	End of the applicable interest period (2)
EUR Borrowings
EURIBOR	0.75% - 1.75%	1.0%	End of the applicable interest period

(1)          greater of Prime Rate or the sum of the Federal Funds Effective Rate plus 0.5%

(2)          or at the end of every three months, if sooner

The agreement contains certain financial covenants related to maximum leverage ratio, minimum fixed charge coverage ratio and minimum tangible net worth.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2006.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Inventory is valued at the lower of cost or market.  The Company monitors and forecasts expected inventory needs based on sales forecasts.  Inventory is written down or written off when it becomes obsolete or when it is deemed excess.  These determinations involve the exercise of significant judgment by management.  If actual market conditions are significantly different from those projected by management, the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations.  Demand for the Company’s products can fluctuate significantly, and in the past the Company has recorded substantial charges for inventory obsolescence.

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

Interest Rate Risk

The interest payable on the Company’s domestic line-of-credit and its foreign term loan are variable based on the prime rate and Euribor, and are effected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $91,000 annually.

Foreign Currency Risk

The Company has a manufacturing site located in The Netherlands and sells its products globally.  Assets and liabilities denominated in euros and transactions arising from international trade expose the Company to market risk from changes in exchange rates.  The changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, net income and equity.  The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, cash flows or equity of the Company.

Item 4.    Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2007 the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There has not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company held its annual stockholders’ meeting on May 3, 2007.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company for the coming year and (ii) approved the 2007 Stock Incentive Plan.

Proposal 1: Election of Directors.

Nominee	For	Withheld
D.D. Hock	5,538,170	327,511
G.D. Hubbard	5,639,680	226,001
G.J. Pilmanis	5,539,423	326,258
M.M. Robert	5,831,407	34,274
R.D. Smith	5,717,390	148,291
R.S. Warzala	5,831,507	34,174

Proposal 2: Approval of the 2007 Stock Incentive Plan

For	Against	Abstentions	Broker Non-Votes
2,747,445	395,649	17,034	2,705,553

Item 6.    Exhibits

(a)	Exhibits

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

DATE:	May 15, 2007	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer