Form 10-Q
period 2007-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2007-08-13
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File Number
June 30, 2007	0-04041

ALLIED MOTION TECHNOLOGIES INC.
(Incorporated Under the Laws of the State of Colorado)

23 Inverness Way East, Suite 150
Englewood, Colorado  80112
Telephone:  (303) 799-8520

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

Number of Shares of the only class of Common Stock outstanding:  6,647,889 as of August 8, 2007

ALLIED MOTION TECHNOLOGIES INC.
INDEX

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,398	$669
Trade receivables, net of allowance for doubtful accounts of $267 and $293 at June 30, 2007 and December 31, 2006, respectively	11,141	10,225
Inventories, net	10,824	10,807
Deferred income taxes	664	778
Prepaid expenses and other	867	619
Total Current Assets	24,894	23,098
Property, plant and equipment, net	11,831	12,173
Goodwill and intangible assets, net	16,904	17,341
Total Assets	$53,629	$52,612

Liabilities and Stockholders’ Investment
Current Liabilities:
Current maturities of capital lease obligations	$45	$107
Debt obligations	800	8,959
Accounts payable	5,425	4,826
Accrued liabilities and other	3,268	4,226
Income taxes payable	1,223	1,179
Total Current Liabilities	10,761	19,297
Long-term capital lease obligations	10	24
Debt obligations, net of current portion	8,855	739
Deferred income taxes	1,301	1,318
Pension and post-retirement obligations	1,709	1,712
Total Liabilities	22,636	23,090

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,647 and 6,533 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	15,777	15,469
Retained earnings	13,963	12,901
Other comprehensive income (loss)	1,253	1,152
Total Stockholders’ Investment	30,993	29,522
Total Liabilities and Stockholders’ Investment	$53,629	$52,612

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues	$20,405	$22,155	$42,391	$43,354
Cost of products sold	15,907	16,893	32,532	33,352
Gross margin	4,498	5,262	9,859	10,002

Operating costs and expenses:
Selling	930	851	1,824	1,653
General and administrative	1,595	1,989	3,617	3,970
Engineering and development	1,022	986	1,962	1,908
Amortization of intangible assets	258	252	514	503
Total operating costs and expenses	3,805	4,078	7,917	8,034
Operating income	693	1,184	1,942	1,968

Other income (expense), net:
Interest expense	(185)	(254)	(403)	(505)
Other income (expense), net	9	(13)	58	(32)
Total other expense, net	(176)	(267)	(345)	(537)
Income before income taxes	517	917	1,597	1,431
Provision for income taxes	(170)	(339)	(535)	(505)

Net income	$347	$578	$1,062	$926

Basic net income per share:
Net income per share	$0.05	$0.09	$0.16	$0.14
Basic weighted average common shares	6,652	6,436	6,602	6,406

Diluted net income per share:
Net income per share	$0.05	$0.08	$0.15	$0.14
Diluted weighted average common shares	7,127	6,847	7,103	6,791

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,062	$926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,709	1,619
Provision for doubtful accounts	47	82
Provision for obsolete inventory	194	300
Deferred income taxes	87	77
Other	99	64
Changes in assets and liabilities:
(Increase) decrease in -
Trade receivables	(917)	(1,633)
Inventories, net	(156)	(1,321)
Prepaid expenses and other	(387)	5
Increase (decrease) in -
Accounts payable	560	509
Accrued liabilities and other	(952)	866
Net cash provided by operating activities	1,346	1,494

Cash Flows From Investing Activities:
Purchase of property and equipment	(828)	(623)
Net cash used in investing activities	(828)	(623)

Cash Flows From Financing Activities:
Borrowings on line-of-credit, net	717	233
Proceeds from sales/leaseback	—	51
Borrowings on term loans	4,000	—
Repayments on term loans	(4,781)	(1,095)
Repayments of capital lease obligations	(77)	(119)
Stock transactions under employee benefit stock plans	211	82
Debt Issuance Costs	136	—
Net cash provided by (used in) financing activities	206	(848)

Effect of foreign exchange rate changes on cash	5	3

Net increase in cash and cash equivalents	729	26

Cash and cash equivalents at beginning of period	669	624

Cash and cash equivalents at June 30	$1,398	$650

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date.  Revenues and expenses are translated at average rates prevailing during the month of the transaction.  The resulting translation adjustments are included in the cumulative translation adjustment component of stockholders’ investment in the accompanying consolidated balance sheets.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Recent Accounting Pronouncements

In February 2007 the FASB issued SFAS 159, ”The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard will be effective for the Company as of January 1, 2008 and is currently under evaluation.  At this time, the Company does not expect to elect the fair value option for any eligible items and did not early adopt the standard as permitted.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an

amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur.  The recognition provisions of SFAS 158 were adopted during the fourth quarter of the year ended December 31, 2006.  SFAS No. 158 also prescribes the measurement date of a plan to be the date of its year-end balance sheet effective for years ending after December 15, 2008.  The Company was not affected by adopting the latter component of SFAS 158.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”,  an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on January 1, 2007.  Adoption of FIN 48 did not have an impact on our Condensed Consolidated Financial Statements.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2007	December 31, 2006
Parts and raw materials	$8,638	$8,864
Work-in process	2,049	1,745
Finished goods	1,908	1,854
	12,595	12,463
Less reserves	(1,771)	(1,656)
	$10,824	$10,807

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2007	December 31, 2006
Land	$332	$332
Building and improvements	4,598	4,585
Machinery, equipment, tools and dies	17,123	16,525
Furniture, fixtures and other	1,121	878
	23,174	22,320
Less accumulated depreciation	(11,343)	(10,147)
	$11,831	$12,173

4.              Stock-Based Compensation

The Company’s Year 2000 Stock Incentive Plan provides for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R) Accounting for Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation.  Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  The cost of share based payments, is recognized on a straight-line basis over the vesting period.  During the quarter ended June 30, 2007 and 2006, the company recognized zero and $5,000 respectively in compensation expense related to outstanding stock options.  During the six months ended June 30, 2007, and June 30, 2006, the Company recognized zero and $11,000 in compensation expense related to outstanding stock options.  Total unrecognized compensation cost related to unvested stock-based awards as of June 30, 2007, and June 30, 2006, was zero and $5,000 respectively.  All stock options were full vested by September 30, 2006.

The following is a summary of option activity, during the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,245,150	$3.68	3.4
Forfeited	(6,000)	5.86
Exercised	(60,000)	3.70
Outstanding at end of Period	1,179,150	$3.67	2.8	$4,197,000

Exercisable at end of period	1,179,150	$3.67	2.8	$4,197,000

There have been no options granted since October 2004.  During the six months ended June 30, 2007, options to purchase 60,000 shares were exercised with an aggregate intrinsic value totaling approximately $146,000.

Restricted Stock

For the six months ended June 30, 2007, a total of 55,600 of unvested restricted stock awards were granted.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  During the quarters ended June 30, 2007 and 2006, compensation expense, net of forfeitures, of $60,000 and $27,000 was recorded, respectively.  During the six-months ended June 30, 2007 and 2006, compensation expense, net of forfeitures, of $87,000 and $39,000 was recorded, respectively.

The following is a summary of restricted stock activity during the six-months ended June 30, 2007:

Number of Restricted Shares
Outstanding at beginning of year	69,991
Granted	55,600
Forfeited	(750)
Vested	(28,848)
Outstanding at end of period	95,993

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding options for the quarters ended June 30, 2007 and 2006 was 475,000 and 412,000 shares, respectively.  The dilutive effect of outstanding options for the six months ended June 30,2007 and 2006 was 501,000 and 385,000 shares, respectively.  Stock options to purchase 120,000 and 379,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended June 30, 2007 and 2006, respectively, since the results would have been anti-dilutive.  Stock options to purchase 68,000 and 679,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2007 and 2006, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2007	2006	2007	2006

Revenues derived from foreign subsidiaries	$5,170	$5,305	$10,667	$9,815
Identifiable assets	$10,296	$9,457	$10,296	$9,457

Sales to customers outside of the United States by all subsidiaries were $7,099,000 and $6,944,000 for the quarters ended June 30, 2007 and 2006, respectively, and $14,822,000 and $13,485,000 for the six months ended June 30, 2007 and 2006, respectively.

During the quarters and six months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$347	$578	$1,062	$926
Foreign currency translation adjustment	50	112	101	163
Comprehensive income	$397	$690	$1,163	$1,089

8.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	June 30, 2007	December 31, 2006	Estimated Life
Goodwill	$12,121	$12,072
Amortizable intangible assets
Customer lists	4,493	4,473	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,618	2,597	8 years
Accumulated amortization	(3,668)	(3,141)
Net intangible assets	4,783	5,269
Total goodwill and intangible assets	$16,904	$17,341

The change in the carrying amount of goodwill for 2007 is as follows (in thousands):

June 30, 2007
Balance at beginning of period	$12,072
Effect of foreign currency translation	49
Balance at end of period	$12,121

Amortization expense for intangible assets was $258,000 and $252,000 for the quarters ended June 30, 2007 and 2006, respectively, and $514,000 and $503,000 for the six months ended June 30, 2007 and 2006, respectively.

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Credit Agreement (at variable rates)
Term Loan, 6.32% as of June 30, 2007	$4,000	$—
Domestic revolving line-of-credit, 6.32% as of June 30, 2007	4,658	—
Foreign revolving line-of-credit, 5.16% as of June 30, 2007	997	—
Previous debt agreements
Domestic revolving line-of-credit	—	4,925
Term loan payable to bank in monthly installments of $90	—	451
Term loan payable to bank in monthly installments of $59	—	3,160
Term loan payable to bank in quarterly installments of € 80 ($106 at December 31, 2006 exchange rate)	—	1,162
Total	9,655	9,698
Less current maturities	(800)	(8,959)
Long-term debt obligations	$8,855	$739

Effective May 7, 2007, the Company entered into a credit agreement to provide term debt of $4 million and revolving credit of up to $11 million and €3 million.  The new facility was used to pay off the company’s existing domestic and foreign bank debt and will also provide funds for working capital needs and financing of future growth of the Company.  All borrowings are secured by substantially all the assets of the Company.

The new credit facility has a five year term (maturity date of May 7, 2012).  The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term.  No principal payments are required on the revolving credit facilities prior to maturity.  The interest rates on the agreement are variable rates based on one or more interest rate indices.

At June 30, 2007, approximately $6.3 million was available under the domestic revolving line-of-credit, and approximately $3.1 million (€2.3 million) was available under the foreign revolving line-of-credit.

The Company was in compliance with the credit agreement and covenants at June 30, 2007.

In addition, the Company has a bank overdraft facility with a limit of €300,000, with no monthly repayments required.  Interest on the facility for borrowings is at the bank’s base rate plus 1.5%,

with a minimum of 4.75% (6.0% as of June 30, 2007), and amounts borrowed are secured by Premotec’s accounts receivable.  As of June 30, 2007, zero was outstanding under the facility.

10.       Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Service cost	$38	$32	$70	$64
Interest cost on projected benefit obligations	63	56	119	112
Expected return on assets	(86)	(72)	(158)	(144)
Net periodic pension expense	$15	$16	$31	$32

The Company expects to contribute approximately $88,000 to the pension plan during 2007.

11.       Reclassifications

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

The Company’s products contain certain metals, and the Company has been experiencing significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are key materials in our products.  The Company has reacted by aggressively sourcing material at lower costs from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing on surcharges to our customers.

The Company has an aggressive motor development plan for new products and product lines that leverage the combined technology base of the Allied Motion companies.  The Company continues to focus on new product designs that enhance our motor capabilities, design-out costs, provide higher performance and provide application specific solutions for our served markets.  It normally takes twelve to eighteen months to get new products designed into new customer applications.  While the Company’s products are designed using a standard platform, most are customized to meet the exact needs of customers.  All product development efforts are focused on adding value for customers in our served market segments.

Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended June 30, 2007 compared to Quarter Ended June 30, 2006

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2007	2006	$	%

Revenues	$20,405	$22,155	$(1,750)	(8)%
Cost of products sold	15,907	16,893	(986)	(6)%
Gross margin	4,498	5,262	(764)	(15)%
Gross margin percentage	22%	24%	—	—

Operating costs and expenses:
Selling	930	851	79	9%
General and administrative	1,595	1,989	(394)	(20)%
Engineering and development	1,022	986	36	4%
Amortization of intangible assets	258	252	6	2%
Total operating costs and expenses	3,805	4,078	(273)	(7)%
Operating income	693	1,184	(491)	(41)%
Interest expense	185	254	(69)	(27)%
Other income (expense), net	9	(13)	22	169%
Income before income taxes	517	917	(400)	(44)%
Provision for income taxes	170	339	(169)	(50)%
Net income	$347	$578	$(231)	(40)%

NET INCOME   The Company had net income of $347,000 or $.05 per diluted share for the second quarter 2007 compared to net income of $578,000 or $.08 per diluted share for the same quarter last year.  The decrease in net income is primarily the result of the decrease in sales and, to a lesser extent, transition costs associated with the startup of manufacturing programs at our contract manufacturing facility in China.

EBITDA   EBITDA was $1,566,000 for the second quarter 2007 compared to $1,978,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $20,405,000 in the quarter ended June 30, 2007 compared to $22,155,000 for the quarter ended June 30, 2006.  This decrease is primarily attributable to decreased sales to customers in the medical, industrial and vehicle markets partially offset by an increase in aerospace & defense sales.  The primary reasons for the decrease in sales to customers in the medical mobility market were caused by program changes by one of our large customers and also the reduction in Medicare’s payment for such products.  The decline in sales to the industrial market was primarily related to customers providing product to the construction industry.

ORDER BACKLOG   At June 30, 2007, order backlog was $28,613,000, which is down 1% from the same quarter last year and a 1% increase over December 31, 2006.

GROSS MARGINS   Gross margin as a percentage of revenues decreased to 22% for the quarter ended June 30, 2007 from 24% for the same quarter last year.  The decrease is a result of a decrease in revenues from which to offset fixed manufacturing and overhead costs, and, to a lesser extent, transition costs associated with the startup of manufacturing programs at our contract manufacturing facility in China.

SELLING EXPENSES   Selling expenses in the second quarter were $930,000 compared to $851,000 for the second quarter last year.  This 9% increase is primarily due to an increase in sales personnel and salaries.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,595,000 in the quarter ended  June 30, 2007 compared to $1,989,000 in the quarter ended June 30, 2006.  The decrease is primarily related to decreased employee incentive bonus expense and employee benefits costs resulting from changes in medical insurance plans and providers.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,022,000 in the second quarter and $986,000 in the same quarter last year.  The Company continues to focus resources on new motor designs to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $258,000 in the quarter ended June 30, 2007 and $252,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the second quarter ended June 30, 2007 was $185,000 compared to $254,000 in the quarter ended June 30, 2006.  The decrease in interest is attributable to the Company’s new credit agreement with lower interest rates as well as lower debt balances than in the prior year.

INCOME TAXES   Provision for income taxes was $170,000 for the second quarter this year compared to $339,000 in the second quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 33% and 37% in the quarters ended June 30, 2007 and 2006, respectively.   The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions plus a reduction in enacted tax rates in the foreign jurisdiction.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2007	2006	$	%

Revenues	$42,391	$43,354	$(963)	(2)%
Cost of products sold	32,532	33,352	(820)	(2)%
Gross margin	9,859	10,002	(143)	(1)%
Gross margin percentage	23%	23%	—	—

Operating costs and expenses:
Selling	1,824	1,653	171	10%
General and administrative	3,617	3,970	(353)	(9)%
Engineering and development	1,962	1,908	54	3%
Amortization of intangible assets	514	503	11	2%
Total operating costs and expenses	7,917	8,034	(117)	(1)%
Operating income	1,942	1,968	(26)	(1)%
Interest expense	403	505	(102)	(20)%
Other income (expense), net	58	(32)	90	281%
Income before income taxes	1,597	1,431	166	12%
Provision for income taxes	535	505	30	6%
Net income	$1,062	$926	$136	15%

NET INCOME   The Company had net income of $1,062,000 or $.15 per diluted share for the first six months of 2007 compared to net income of $926,000 or $.14 per diluted share for the same six months last year.

EBITDA EBITDA was $3,709,000 for the six months ended June 30, 2007 compared to $3,555,000 for the six months ended June 30, 2006.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $42,391,000 for the six months ended June 30, 2007 compared to $43,354,000 for the six months ended June 30, 2006.  This decrease is attributable to decreased sales in medical and vehicle markets, partially offset by an increase in sales in industrial, electronics, distribution, and aerospace & defense markets.

GROSS MARGINS   Gross margin as a percentage of revenues remained constant at 23% for the six months ended June 30, 2007 and 2006.

SELLING EXPENSES   Selling expenses in the first six months were $1,824,000 compared to $1,653,000 for the first six months last year.  This 10% increase is primarily due to an increase in sales personnel and salaries.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $3,617,000 in the six months ended June 30, 2007 compared to $3,970,000 in the six months ended June 30, 2006.  The decrease is primarily related to decreased employee incentive bonus expense and reduced employee benefit costs resulting from changes in medical insurance plans and providers.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,962,000 in the six months ended June 30, 2007 compared to $1,908,000 in the same six months last year.  The Company continues to focus resources on new motor designs to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $514,000 in the six months ended June 30, 2007 and $503,000 in the same six months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the six months ended June 30, 2007 was $403,000 compared to $505,000 in the six months ended June 30, 2006.  The decrease in interest is directly attributed to the lower interest rates under the company’s new credit agreement, as well as a decrease in outstanding debt obligations.

INCOME TAXES   Provision for income taxes was $535,000 for the first six months this year compared to $505,000 in the same six months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 34% and 35% in the six months ended June 30, 2007 and 2006, respectively.  The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions plus a reduction in enacted tax rates in the foreign jurisdiction.

Non-GAAP Measures

EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles.  The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense.  Accordingly, the Company believes that EBITDA provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry, however, the Company’s measure of EBITDA may not be identical to similarly titled measure of other companies.  EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA for the three and six months ended June 30, 2007 and 2006  is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$347	$578	$1,062	$926
Interest expense	185	254	403	505
Provision for income tax	170	339	535	505
Depreciation and amortization	864	807	1,709	1,619
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$1,566	$1,978	$3,709	$3,555

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased $729,000 during the six months to $1,398,000 at June 30, 2007.  The increase compares to an increase of $26,000 in the same period last year.

Net cash provided by operating activities was $1,346,000 for the six months ended June 30, 2007 compared to $1,494,000 for the six months ended June 30, 2006.  Cash provided by operations included net income of $1,062,000 plus non-cash charges for depreciation and amortization of $1,709,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $328,000 and other non-cash adjustments of $99,000.  Cash provided by operating activities also included an increase in trade receivables primarily due to changes in terms with certain customers; inventories; prepaid expenses and other, primarily due to debt issuance costs and timing of payments of annual insurance premiums; and accounts payable.  Operating activities also included a decrease in accrued liabilities which can be attributed to lower incentive bonuses accrued.

Net cash used in investing activities was $828,000 and $623,000 for the six months ended June 30, 2007 and 2006, respectively, and relates to purchases of property and equipment.

Net cash provided by financing activities was $206,000 for the six months ended June 30, 2007 compared to net cash used of $848,000 for the six months ended June 30, 2006.  In the six months ended June 30, 2007, the Company had net borrowings on lines-of-credit of $717,000 compared to $233,000 in the same period last year.  The Company also borrowed $4,000,000 in term loans as part of the new credit agreement.  The Company repaid $4,781,000 and $1,095,000 on term loans during the six months ended June 30, 2007 and 2006, respectively. The Company repaid $77,000 and $119,000 on capital leases during the six months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007 the Company received $211,000 from stock transactions under employee benefit stock plans compared to $82,000 in the first six months last year.  Of this $211,000, the Company received $153,000 from its employee stock ownership plan and $66,000 from stock option exercises offset by $8,000 of treasury stock purchased from employees in the first six months last year.  The Company also paid $136,000 in debt issuance costs which relate to the new credit agreement entered into May 7, 2007.

At June 30, 2007, the Company had $9,655,000 of bank debt obligations representing borrowings on lines-of-credit and a term loan.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.  On May 7, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited to provide term debt of $4 million and revolving credit of up to $11 million and €3 million.  The new facility was used to pay off the Company’s current domestic and European bank debt and will also provide funds for working capital needs and to finance future growth for the Company.  The debt is secured by substantially all the assets of the Company.

The new facility has a five year term.   The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term.  No principal payments are required on the revolving credit facilities prior to maturity.  The interest rates on the agreement are variable rates based on one or more interest rate indices.  The interest rates in effect as of June 30, 2007 are 6.32% on the domestic line-of-credit and term Loan, and 5.16% on the foreign line-of-credit.

The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company is in compliance with all covenants as of June 30, 2007.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 1.5%, with a minimum of 4.75% (6.00% as of June 30, 2007), and amounts borrowed are secured by Premotec’s accounts receivable.  The amount available under the overdraft facility was € 300,000 ($404,000 at June 30, 2007 exchange rate).

Contractual Commitments

The Company’s contractual commitments as of December 31, 2006 did not materially change during the six months ended June 30, 2007, except for the changes in long-term debt under the new credit agreement discussed above.

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 142.  SFAS No. 142 provides a fair value test to evaluate goodwill and long-lived asset impairment.  As part of the review, the Company estimates fair value based on various methods such as market price of the Company’s stock, future cash flows and revenue or earnings multiples.

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

Interest Rate Risk

The interest payable on the Company’s domestic term loan and revolving line-of-credit are variable rates that are based on either the prime rate or LIBOR (at the option of the Company) and foreign lines-of-credit are also variable and are based on bank base rate and Euribor, and are affected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s variable rate debt would have the impact of changing interest expense by approximately $97,000 annually.

Foreign Currency Risk

Sales from Premotec (located in The Netherlands) are denominated in Euros, thereby creating exposures to changes in exchange rates.  The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings.  The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company.

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2007 the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There have not been any changes in the Company’s internal controls over financial reporting during the quarter or six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

10.1

Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10 to the Company’s Form 8-K/A filed August 8, 2007).

	10.2	2007 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated March 20, 2007).

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

DATE: August 13, 2007	ALLIED MOTION TECHNOLOGIES INC.

	By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer