Form 10-Q
period 2007-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2007-11-02
CIK 46129

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

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

Number of Shares of the only class of Common Stock outstanding: 6,917,419 as of October 30, 2007

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$504	$669
Trade receivables, net of allowance for doubtful accounts of $270 and $293 at September 30, 2007 and December 31, 2006, respectively	12,221	10,225
Inventories, net	11,853	10,807
Deferred income taxes	615	778
Prepaid expenses and other	1,116	619
Total Current Assets	26,309	23,098
Property, plant and equipment, net	11,419	12,173
Goodwill and intangible assets, net	16,862	17,341
Total Assets	$54,590	$52,612

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	$840	$9,066
Accounts payable	6,561	4,826
Accrued liabilities and other	3,819	4,226
Income taxes payable	1,073	1,179
Total Current Liabilities	12,293	19,297
Debt obligations, net of current portion	7,319	763
Deferred income taxes	1,396	1,318
Pension and post-retirement obligations	1,490	1,712
Total Liabilities	22,498	23,090

Commitments and Contingencies

Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,650 and 6,533 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	15,862	15,469
Retained earnings	14,649	12,901
Other comprehensive income	1,581	1,152
Total Stockholders’ Investment	32,092	29,522
Total Liabilities and Stockholders’ Investment	$54,590	$52,612

See accompanying notes to financial statements

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$20,901	$20,308	$63,292	$63,662
Cost of products sold	15,613	15,244	48,145	48,596
Gross margin	5,288	5,064	15,147	15,066

Operating costs and expenses:
Selling	959	780	2,783	2,433
General and administrative	1,860	1,810	5,477	5,780
Engineering and development	999	986	2,961	2,894
Amortization of intangible assets	259	254	773	757
Total operating costs and expenses	4,077	3,830	11,994	11,864
Operating income	1,211	1,234	3,153	3,202

Other income (expense), net:
Interest expense	(153)	(251)	(556)	(756)
Other income (expense), net	(3)	11	55	(21)
Total other expense, net	(156)	(240)	(501)	(777)
Income before income taxes	1,055	994	2,652	2,425
Provision for income taxes	(369)	(377)	(904)	(882)

Net income	$686	$617	$1,748	$1,543

Basic net income per share:
Net income per share	$0.10	$0.10	$0.26	$0.24
Basic weighted average common shares	6,655	6,489	6,620	6,434

Diluted net income per share:
Net income per share	$0.10	$0.09	$0.24	$0.22
Diluted weighted average common shares	7,099	6,977	7,147	6,920

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,748	$1,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,607	2,440
Provision for doubtful accounts	47	153
Provision for obsolete inventory	250	363
Deferred income taxes	209	138
Other	172	93
Changes in assets and liabilities:
(Increase) decrease in -
Trade receivables	(1,857)	(1,405)
Inventories, net	(1,087)	(1,747)
Prepaid expenses and other	(356)	(54)
Increase (decrease) in -
Accounts payable	1,599	150
Accrued liabilities and other	(864)	669
Net cash provided by operating activities	2,468	2,343

Cash Flows From Investing Activities:
Purchase of property and equipment	(977)	(1,005)
Net cash used in investing activities	(977)	(1,005)

Cash Flows From Financing Activities:
Borrowings (repayments) on line-of-credit, net	(683)	227
Proceeds from sales/leaseback	—	51
Borrowings on term loans	4,000	—
Repayments on term loans	(4,981)	(1,645)
Repayments of capital lease obligations	(89)	(160)
Stock transactions under employee benefit stock plans	211	261
Debt issuance costs	(142)	—
Net cash used in financing activities	(1,684)	(1,266)

Effect of foreign exchange rate changes on cash	28	6

Net (decrease) increase in cash and cash equivalents	(165)	78

Cash and cash equivalents at beginning of period	669	624

Cash and cash equivalents at September 30	$504	$702

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

Recent Accounting Pronouncements

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard will be effective for the Company as of January 1, 2008 and is currently under evaluation.  At this time, the Company does not expect to elect the fair value option for any eligible items and did not early adopt the standard as permitted.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2007	December 31, 2006
Parts and raw materials	$8,608	$8,864
Work-in process	2,289	1,745
Finished goods	2,746	1,854
	13,643	12,463
Less reserves	(1,790)	(1,656)
	$11,853	$10,807

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2007	December 31, 2006
Land	$332	$332
Building and improvements	4,682	4,585
Machinery, equipment, tools and dies	16,132	15,420
Furniture, fixtures and other	2,290	1,983
	23,436	22,320
Less accumulated depreciation	(12,017)	(10,147)
	$11,419	$12,173

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

Stock Options

During the quarters ended September 30, 2007 and 2006, the Company recognized zero and $5,000 respectively in compensation expense related to outstanding stock options.  During the nine months ended September 30, 2007 and 2006, the Company recognized zero and $16,000 in compensation expense related to outstanding stock options.  All stock options were full vested by September 30, 2006.

The following is a summary of option activity, during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,245,150	$3.68	3.4
Forfeited	(71,250)	6.65
Exercised	(60,000)	3.70
Outstanding at end of Period	1,113,900	$3.49	2.7	$1,546,000

Exercisable at end of period	1,113,900	$3.49	2.7	$1,546,000

There have been no options granted since October 2004.  During the nine months ended September 30, 2007, options to purchase 60,000 shares were exercised with an aggregate intrinsic value totaling approximately $146,000.

Restricted Stock

For the nine months ended September 30, 2007, a total of 58,600 shares of unvested restricted stock were granted.  Restricted shares are valued based on the NASDAQ closing average of the bid and ask price of the Company's common stock as of the date of grant.  Compensation expense is recognized over the related three year vesting period.  Compensation expense of $55,000 and $27,000 was recognized for the quarters ended September 30, 2007 and 2006, respectively.  Compensation expense of $142,000 and $66,000 was recognized for the nine months ended September 30, 2007 and 2006, respectively.

The following is a summary of restricted stock activity during the nine-months ended September 30, 2007:

Number of Restricted Shares
Outstanding at beginning of year	69,991
Granted	58,600
Forfeited	(1,283)
Vested	(28,848)
Outstanding at end of period	98,460

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding options for the quarters ended September 30, 2007 and 2006 was 443,000 and 488,000 shares, respectively.  The dilutive effect of outstanding options for the nine months ended September 30, 2007 and 2006 was 527,000 and 486,000 shares, respectively.  Stock options to purchase 55,000 and 215,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended September 30, 2007 and 2006, respectively, since the results would have been anti-dilutive.  Stock options to purchase 55,000 and 378,000 shares of common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2007 and 2006, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2007	2006	2007	2006
Revenues derived from foreign subsidiaries	$5,122	$4,473	$15,789	$14,288
Identifiable assets	$10,974	$9,158	$10,974	$9,158

Sales to customers outside of the United States by all subsidiaries were $7,733,000 and $6,310,000 for the quarters ended September 30, 2007 and 2006, respectively, and $22,554,000 and $19,795,000 for the nine months ended September 30, 2007 and 2006, respectively.

During the quarters and nine months ended September 30, 2007 and 2006, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income	$686	$617	$1,748	$1,543
Foreign currency translation adjustment	328	36	429	199
Comprehensive income	$1,014	$653	$2,177	$1,742

8.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	September 30, 2007	December 31, 2006	Estimated Life
Goodwill	$12,262	$12,072
Amortizable intangible assets
Customer lists	4,553	4,473	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,679	2,597	8 years
Accumulated amortization	(3,972)	(3,141)
Net intangible assets	4,600	5,269
Total goodwill and intangible assets	$16,862	$17,341

The change in the carrying amount of goodwill for 2007 is as follows (in thousands):

September 30, 2007
Balance at beginning of period	$12,072
Effect of foreign currency translation	190
Balance at end of period	$12,262

Amortization expense for intangible assets was $259,000 and $254,000 for the quarters ended September 30, 2007 and 2006, respectively, and $773,000 and $757,000 for the nine months ended September 30, 2007 and 2006, respectively.

9.              Debt Obligations

        Debt obligations consisted of the following (in thousands):

	September 30, 2007	December 31, 2006

Credit Agreement (at variable rates)
Term Loan, 6.82% as of September 30, 2007	$3,800	$—
Domestic revolving line-of-credit, 6.84% average rate as of September 30, 2007	3,258	—
Foreign revolving line-of-credit, 5.16% as of September 30, 2007	1,056	—
Previous debt agreements
Domestic revolving line-of-credit	—	4,925
Term loan payable to bank in monthly installments of $90	—	451
Term loan payable to bank in monthly installments of $59	—	3,160
Term loan payable to bank in quarterly installments of € 80 ($106 at December 31, 2006 exchange rate)	—	1,162
Capital lease obligations	45	131
Total	8,159	9,829
Less current maturities	(840)	(9,066)
Long-term debt obligations	$7,319	$763

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

The credit agreement has a five year term (maturity date of May 7, 2012).  The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term.  No principal payments are required on the revolving credit facilities prior to maturity.  The interest rates on the agreement are variable rates based on one or more interest rate indices.

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company was in compliance with all covenants at September 30, 2007.

At September 30, 2007, approximately $10.9 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

10.       Pension Plan

Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of the net periodic pension expense included in the condensed consolidated statements of operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Service cost	$34	$32	$104	$96
Interest cost on projected benefit obligations	60	56	179	168
Expected return on assets	(78)	(72)	(236)	(216)
Net periodic pension expense	$16	$16	$47	$48

The Company has contributed approximately $218,000 to the pension plan during 2007.  Approximately $20,000 of additional contributions are expected in 2007.

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

The Company’s products contain certain metals, and the Company has been experiencing significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are key materials in our products.  The Company has reacted by aggressively sourcing material at lower costs from Asian markets, combining the sourcing of metals to benefit from volume purchasing and by passing on surcharges or price increases to our customers.

The Company has an aggressive motor development plan for new products and product lines that leverage the combined technology base of the Allied Motion companies.  The Company continues to focus on new product designs that enhance our motor capabilities, design-out costs, provide higher performance and provide application specific solutions for our served markets.  It normally takes twelve to eighteen months to get new products designed into new customer applications.  While the Company’s products are designed using standard platforms, most are customized to meet the exact needs of customers.  All product development efforts are focused on adding value for customers in our served market segments.

Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended September 30, 2007 compared to Quarter Ended September 30, 2006

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2007	2006	$	%
Revenues	$20,901	$20,308	$593	3%
Cost of products sold	15,613	15,244	369	2%
Gross margin	5,288	5,064	224	4%
Gross margin percentage	25%	25%	—	—

Operating costs and expenses:
Selling	959	780	179	23%
General and administrative	1,860	1,810	50	3%
Engineering and development	999	986	13	1%
Amortization of intangible assets	259	254	5	2%
Total operating costs and expenses	4,077	3,830	247	6%
Operating income	1,211	1,234	(23)	(2)%
Interest expense	153	251	(98)	(39)%
Other income (expense), net	(3)	11	(14)	(127)%
Income before income taxes	1,055	994	61	6%
Provision for income taxes	369	377	(8)	(2)%
Net income	$686	$617	$69	11%

NET INCOME       The Company had net income of $686,000 or $.10 per diluted share for the third quarter 2007 compared to net income of $617,000 or $.09 per diluted share for the same quarter last year.  The increase in net income is primarily the result of lower interest expense and a lower effective income tax rate.

EBITDA  EBITDA was $2,106,000 for the third quarter 2007 compared to $2,066,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $20,901,000 in the quarter ended September 30, 2007 compared to $20,308,000 for the quarter ended September 30, 2006.  This increase is primarily attributable to increased sales to customers in industrial, electronics and aerospace & defense markets, partially offset by decreases in the medical mobility and motor vehicle markets.  The primary reasons for the decrease in sales to customers in the medical mobility market were caused by program changes by one of our large customers and also the reduction in Medicare's payment for such products.  The primary reasons for the decline in the motor vehicle market are due to declines in the U.S. construction industry and increased price competition from other low cost region producers.  We are placing an increased emphasis on our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

ORDER BACKLOG    At September 30, 2007, order backlog was $29,878,000, which is up 15% from the same quarter last year and a 6% increase over December 31, 2006.

GROSS MARGINS    Gross margin as a percentage of revenues for the third quarter of 2007 were slightly higher compared to the same quarter last year, reflecting an improved mix of higher margin sales as well as cost reductions realized by the Company.

SELLING EXPENSES   Selling expenses in the third quarter were $959,000 compared to $780,000 for the third quarter last year.  This 23% increase is primarily due to increased efforts to strengthen our sales capabilities with more sales personnel and incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses were $1,860,000 in the quarter ended  September 30, 2007 compared to $1,810,000 in the quarter ended September 30, 2006.  Increases in G&A for the third quarter are due to increased payroll related costs, SOX implementation costs and other professional fees, offset by a lower incentive bonus accrual.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $999,000 in the third quarter and $986,000 in the same quarter last year.  The Company continues to focus resources on new product designs to meet the needs of its served markets.

AMORTIZATION    Amortization expense was $259,000 in the quarter ended September 30, 2007 and $254,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the third quarter was $153,000 compared to $251,000 in the quarter ended September 30, 2006.  The decrease in interest is attributable to the Company’s new credit agreement with lower interest rates as well as lower debt balances than in the prior year.

INCOME TAXES   Provision for income taxes was $369,000 for the third quarter this year compared to $377,000 in the third quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 35% and 38% in the quarters ended September 30, 2007 and 2006, respectively.   The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions plus a reduction in enacted tax rates in the foreign jurisdiction.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2007	2006	$	%
Revenues	$63,292	$63,662	$(370)	(1)%
Cost of products sold	48,145	48,596	(451)	(1)%
Gross margin	15,147	15,066	81	1%
Gross margin percentage	24%	24%	—	—

Operating costs and expenses:
Selling	2,783	2,433	350	14%
General and administrative	5,477	5,780	(303)	(5)%
Engineering and development	2,961	2,894	67	2%
Amortization of intangible assets	773	757	16	2%
Total operating costs and expenses	11,994	11,864	130	1%
Operating income	3,153	3,202	(49)	(2)%
Interest expense	556	756	(200)	(26)%
Other income (expense), net	55	(21)	76	362%
Income before income taxes	2,652	2,425	227	9%
Provision for income taxes	904	882	22	2%
Net income	$1,748	$1,543	$205	13%

NET INCOME       The Company had net income of $1,748,000 or $.24 per diluted share for the first nine months of 2007 compared to net income of $1,543,000 or $.22 per diluted share for the same nine months last year.  The increase in net income is primarily the result of lower interest expense and a lower effective income tax rate.

EBITDA  EBITDA was $5,815,000 for the nine months ended September 30, 2007 compared to $5,621,000 for the nine months ended September 30, 2006.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $63,292,000 for the nine months ended September 30, 2007 compared to $63,662,000 for the nine months ended September 30, 2006.  This decrease is attributable to decreased sales in medical mobility and vehicle markets, partially offset by an increase in sales in industrial, electronics, distribution, and aerospace & defense markets.  The primary reasons for the decrease in sales to customers in the medical mobility market were caused by program changes by one of our large customers and also the reduction in Medicare's payment for such products.  The primary reasons for the decline in the motor vehicle market are due to declines in the U.S. construction industry and increased price competition from other low cost region producers.  We are placing an increased emphasis on our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

GROSS MARGINS    Gross margin as a percentage of revenues for the nine months ended September 30, 2007, increased slightly compared to the same period of 2006, reflecting an improved mix of higher margin sales as well as cost reductions realized by the Company.

SELLING EXPENSES   Selling expenses for the nine months ended September 30 were $2,783,000 compared to $2,433,000 for 2007 and 2006, respectively.  This 14% increase is primarily due to increased efforts to strengthen our sales capabilities with more sales personnel and incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $5,477,000 in the nine months ended September 30, 2007 compared to $5,780,000 in the nine months ended September 30, 2006.  The decrease is primarily related to decreased incentive bonus expense and reduced employee benefit costs resulting from changes in medical insurance plans and providers.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $2,961,000 in the nine months ended September 30, 2007 compared to $2,894,000 in the same nine months last year.  The Company continues to focus resources on new product designs to meet the needs of its served markets.

AMORTIZATION   Amortization expense was $773,000 in the nine months ended September 30, 2007 and $757,000 in the same nine months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the nine months ended September 30, 2007 was $556,000 compared to $756,000 in the nine months ended September 30, 2006.  The decrease in interest is directly attributed to the lower interest rates under the Company’s new credit agreement, as well as a decrease in outstanding debt obligations.

INCOME TAXES   Provision for income taxes was $904,000 for the first nine months this year compared to $882,000 in the same nine months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year and differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates.  The effective income tax rate as a percentage of income before income taxes was 34% and 36% in the nine months ended September 30, 2007 and 2006, respectively.  The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions plus a reduction in enacted tax rates in the foreign jurisdiction.

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

The Company’s calculation of EBITDA for the three and nine months ended September 30, 2007 and 2006  is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income	$686	$617	$1,748	$1,543
Interest expense	153	251	556	756
Provision for income tax	369	377	904	882
Depreciation and amortization	898	821	2,607	2,440
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$2,106	$2,066	$5,815	$5,621

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $165,000 during the nine months to $504,000 at September 30, 2007.

Net cash provided by operating activities was $2,468,000 for the nine months ended September 30, 2007 compared to $2,343,000 for the nine months ended September 30, 2006.  Cash provided by operations included net income of $1,748,000 plus non-cash charges for depreciation and amortization of $2,607,000, provisions for doubtful accounts, obsolete inventory and deferred income taxes totaling $506,000 and other non-cash adjustments of $172,000.  Cash provided by operating activities also included an increase in trade receivables primarily due to changes in terms with certain customers; inventories, primarily as a result of producing safety stock for products manufactured in China which require longer lead times to ramp up production; prepaid expenses and other, primarily due to timing of payments of annual insurance premiums; and accounts payable.  Operating activities also included a decrease in accrued liabilities which can be attributed to lower incentive bonuses accrued as well as increased funding to the pension plan and higher income tax payments.

Net cash used in investing activities was $977,000 and $1,005,000 for the nine months ended September 30, 2007 and 2006, respectively, and relates to purchases of property and equipment.

Net cash used in financing activities was $1,684,000 for the nine months ended September 30, 2007 compared to net cash used of $1,266,000 for the nine months ended September 30, 2006.  In the nine months ended September 30, 2007, the Company had net repayments on lines-of-credit of $683,000 compared to $227,000 of net borrowings in the same period last year.  The Company also borrowed $4,000,000 in term loans as part of the new credit agreement.  The Company repaid $4,981,000 and $1,645,000 on term loans during the nine months ended September 30, 2007 and 2006, respectively. The Company repaid $89,000 and $160,000 on capital leases during the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007 the Company received $211,000 from stock transactions under employee benefit stock plans compared to $261,000 in the first nine months last year.  Of this $211,000, the Company received $153,000 from its employee stock ownership plan and $66,000 from stock option exercises offset by $8,000 of treasury stock purchased from employees in the first nine months of this year.  The Company also paid $142,000 in debt issuance costs which relate to the new credit agreement entered into May 7, 2007.

At September 30, 2007, the Company had $8,114,000 of bank debt obligations representing borrowings on lines-of-credit and a term loan.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.  On May 7, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited to provide term debt of $4 million and revolving credit of up to $11 million and €3 million.  The new facility was used to pay off the Company’s existing domestic and European bank debt and will also provide funds for working capital needs and to finance future growth for the Company.  The debt is secured by substantially all the assets of the Company.

The new facility has a five year term.   The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term.  No principal payments are required on the revolving credit facilities prior to maturity.  The interest rates on the agreement are variable rates based on one or more interest rate indices.  The interest rates in effect as of September 30, 2007 are a weighted average of 6.84% on the domestic line-of-credit, 6.82% on the term loan, and 5.16% on the foreign line-of-credit.

The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company was in compliance with all covenants at September 30, 2007.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank’s base rate plus 1.5%, with a minimum of 4.75% (6.50% as of September 30, 2007), and amounts borrowed are secured by Premotec’s accounts receivable.  The amount available under the overdraft facility was € 300,000 ($428,000 at September 30, 2007 exchange rate).

Contractual Commitments

The Company’s contractual commitments as of December 31, 2006 did not materially change during the nine months ended September 30, 2007, except for the changes in long-term debt under the new credit agreement discussed above.

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 142.  SFAS No. 142 provides a fair value test to evaluate goodwill and long-lived asset impairment.  As part of the review, the Company estimates fair value based on various methods such as market price of the Company’s stock, future cash flows and revenue or earning multiples.  Depending upon future assessments of fair value, there could be impairment recorded related to goodwill and other long-lived assets.

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

Interest Rate Risk

The interest payable on the Company’s domestic term loan and revolving line-of-credit are variable rates that are based on either the prime rate or LIBOR (at the option of the Company) and foreign lines-of-credit are also variable and are based on bank base rate and Euribor, and are affected by changes in market interest rates.  The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.  A change in the interest rate of 1% on the Company’s current outstanding variable rate debt would have the impact of changing interest expense by approximately $81,000 annually.

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

Item 4.  Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2007 the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that they are effective.

There have not been any changes in the Company’s internal controls over financial reporting during the quarter or nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits
31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 2, 2007	ALLIED MOTION TECHNOLOGIES INC.

	By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer