Form 10-K
period 2007-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2008-03-14
CIK 46129

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $43,300,000.

        Number of shares of the only class of Common Stock outstanding: 7,289,824 as of March 13, 2008

DOCUMENTS INCORPORATED BY REFERENCE

        Notice and Proxy for 2008 Annual Meeting of Shareholders

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include international, national and local general business and economic conditions in the Company's motion markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company's contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.    Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates primarily in the United States and Europe. Allied Motion utilizes its underlying core "Electromagnetic Motion Technology/Know How" to provide compact, high performance products as solutions to a variety of motion applications. The Company is engaged in the business of designing, manufacturing and selling motor, servo motion and optical encoder products to a broad spectrum of customers throughout the world. The Company's products are manufactured at our facilities as well as contract manufacturing facilities in China and Eastern Europe.

        Examples of the end products using Allied Motion's technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as a PC, game equipment, cell phone etc. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM's).

        Allied Motion is organized into five subsidiaries: Emoteq Corporation (Emoteq—Tulsa, OK), Computer Optical Products, Inc. (COPI—Chatsworth, CA), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY) and Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands). To provide additional production support of its subsidiaries, Allied Motion also has production capabilities in Slovakia and China.

        Emoteq designs, manufactures and markets high performance brushless and brush DC motors, drives and control electronics with a growing emphasis on complete motion system solutions tailored to meet the exact needs of its customers. Motor types include servo motors, frameless motors, torque motors and high speed (60,000 RPM+) brushless DC motors. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace.

        COPI manufactures optical encoders. They are used to measure rotational and linear movements of parts in diverse applications such as printers, sorting machinery, machine tools, robots, medical equipment, tunable lasers and spectrum analyzers. The primary markets for the optical encoders are in the aerospace and defense, industrial, computer peripheral manufacturing, medical and telecommunications sectors. COPI also designs, manufactures and markets fiber optic-based encoders with special characteristics, such as immunity to radio frequency interference and high temperature tolerance, suited for industrial, aerospace and military environments. Applications include airborne navigational systems, anti-lock braking transducers, missile flight surface controls and high temperature process control equipment.

        Motor Products has been a motor producer for more than sixty years and is a vertically integrated manufacturer of customized, highly engineered fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. The motors are used in mobile HVAC systems, actuation systems, and specialty and general purpose pumps in a variety of markets including trucks, buses, boats, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

        Stature Electric manufactures fractional and integral horsepower gear motors, Permanent Magnet DC motors, Brushless DC motors and motor part sets. Stature's component products are sold primarily to original equipment manufacturers (OEM'S) that use them in their end products. Stature Electric excels at engineering, designing, packaging and applying integrated gearing and motor solutions for the commercial and industrial equipment, healthcare, recreation and non-automotive transportation markets.

        Premotec has been manufacturing small precision electric motors for more than thirty years utilizing four different motor technologies: Brushless DC, Coreless DC, Iron Core DC, and Permanent Magnet Stepper and Synchronous motors. Premotec also offers a range of reduction gearboxes tailored to a number of these motors. Premotec's products are sold to OEM customers in Europe, the United States and Korea and through distributors to smaller OEM's in almost all countries of the European Union. The products are used in a wide variety of medical, professional and industrial applications, such as dialysis equipment, industrial ink jet printers, cash dispensers, bar code readers, laser scanning equipment, fuel injection systems, HVAC actuators, waste water treatment, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

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

Sales to Large Customers

        During years 2007 and 2006, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        The Company's backlog at December 31, 2007 consisted of sales orders totaling approximately $32,060,000 while backlog at December 31, 2006 was $28,234,000. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2007 and 2006 were $3,963,000 and $3,823,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

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

Employees

        At December 31, 2007 the Company had approximately 505 full-time employees.

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

        As of December 31, 2007, the Company occupies facilities as follows:

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Capital Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 13, 2008 was 569. The Company did not pay or declare any dividends during years 2007 and 2006, and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock on the Nasdaq Capital Market System, as reported by Nasdaq.

	Price Range
	High	Low
YEAR ENDED DECEMBER 31, 2006
First Quarter	$4.50	$3.60
Second Quarter	5.99	3.42
Third Quarter	5.49	4.49
Fourth Quarter	7.00	4.53
YEAR ENDED DECEMBER 31, 2007
First Quarter	$7.94	$5.02
Second Quarter	7.44	5.75
Third Quarter	7.89	4.01
Fourth Quarter	5.07	4.25

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	843,200	$3.75	336,951

PERFORMANCE GRAPH

        The following performance graph reflects change in the Company's cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for the period of five years ended December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Allied Motion Technologies Inc., The NASDAQ Composite Index
And Electrical Industrial Apparatus

*$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
ALLIED MOTION TECHNOLOGIES INC.	100	222	408	236	388	263
NASDAQ STOCK MARKET (U.S.)	100	150	165	169	188	205
ELECTRICAL INDUSTRIAL APPARATUS	100	171	166	157	194	214

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2003 through 2007; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2007	2006	2005	2004	2003
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$84,559	$82,768	$74,302	$62,738	$39,434

Net income	$2,396	$1,931	$923	$2,250	$948

Diluted income per share	$.33	$.28	$.13	$.36	$.19

        Stature and Premotec were acquired in 2004. The first full year of revenues for these divisions is 2005.

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$51,507	$52,612	$53,337	$54,820	$27,497
Total current and long-term debt	$4,422	$9,829	$12,081	$14,407	$2,312

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. Examples of the end products using Allied Motion's technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment, cell phones, etc. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM's).

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

        The Company has made considerable progress in implementing its new corporate strategy, with the driving force of "Applied Motion Technology/Know How". The Company's commitment to Allied's Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

        One of the Company's major challenges is to maintain and improve price competitiveness. The Company's customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at sub-contract manufacturing facilities in China and Slovakia. The Company has increased efforts in 2007 to identify opportunities where production in low cost regions can improve profitability while delivering the same high quality products.

        The Company's products contain certain metals, and the Company has been experiencing significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are all key materials in our products. The Company has reacted by aggressively sourcing material at lower cost from Asian markets and by passing on surcharges and price increases to our customers.

        The Company continues to pursue aggressive motor and drive development plans for new products that leverage the combined technology base of the Allied Motion companies. The Company focuses on new product designs that design-out cost, provide higher level, value-added performance solutions and meet the needs of our served markets. Over the last few years, the Company announced several new motor designs targeted at various markets. It normally takes twelve months to get new products designed into new customer applications. The Company is realizing improved results from its new products and will continue to realize more improvements in the future.

        Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Year 2007 compared to 2006

	For the year ended December 31,		Increase (decrease)
(in thousands)
	2007	2006	$	%
Revenues	$84,559	$82,768	$1,791	2%
Cost of products sold	63,952	63,207	745	1%

Gross margin	20,607	19,561	1,046	5%

Gross margin percentage	24%	24%	—	—

Operating costs and expenses:
Selling	3,611	3,227	384	12%
General and administrative	7,776	7,782	(6)	0%
Engineering and development	3,963	3,823	140	4%
Amortization of intangible assets	1,033	1,012	21	2%

Total operating costs and expenses	16,383	15,844	539	3%

Operating income	4,224	3,717	507	14%
Interest expense	699	983	(284)	(29)%
Other income	(58)	(166)	(108)	(65)%

Total other expenses, net	641	817	(176)	(22)%

Income before income taxes	3,583	2,900	683	24%
Provision for income taxes	1,187	969	218	22%

Net income	$2,396	$1,931	$465	24%

        NET INCOME    The Company achieved net income of $2,396,000 or $.33 per diluted share for 2007 compared to $1,931,000 or $.28 per diluted share for 2006.

        EBITDA    EBITDA was $7,754,000 for 2007 compared to $7,166,000 for 2006. EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA.

        REVENUES    Revenues were $84,559,000 in 2007 compared to $82,768,000 in 2006. This 2% increase is primarily attributable to increased sales in industrial, electronics, distribution and aerospace & defense markets, partially offset by decreases in the medical mobility and vehicle markets. The primary reasons for the decrease in sales to customers in the medical mobility market were caused by program changes by one of our large customers and also the reduction in Medicare's payment for such products. The primary reasons for the decline in the motor vehicle market are due to declines in the U.S. construction industry and increased price competition from other low cost region producers. We are placing an increased emphasis on our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

        Sales to U.S. customers accounted for 63% of our sales in 2007, with the balance to customers primarily in Europe and Canada. Sales to U.S. customers were down 5% for 2007 and sales to customers outside the U.S. were up 18%. The weakness of the U.S. dollar against the Euro accounted for 2% of sales increase in 2007 over 2006.

        GROSS MARGINS    Gross margin as a percentage of revenues was 24% for 2007 and 2006. This reflects the continued emphasis on sales of the Company's industrial and electronics markets which provide a higher gross margin from their sales, the cost reductions realized from products being produced at the Company's contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company's AST tools mostly offset by increases in the material costs of the Company's products due to an increase in the cost of copper and the weakness in the value of the U.S. dollar plus the under absorption of overhead costs in two of our divisions that experienced sales declines in 2007.

        SELLING EXPENSES    Selling expenses were $3,611,000 and $3,227,000 in 2007 and 2006, respectively. The 12% increase in selling expenses is primarily due to increased efforts to strengthen our sales capabilities with more sales personnel and sales incentive programs for our sales personnel. Selling expense as a percentage of revenues increased to 4.3% in 2007 compared to 3.9% last year.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $7,776,000 in 2007 compared to $7,782,000 in 2006. General and administrative expenses as a percentage of revenues were 9.2% and 9.4% for years 2007 and 2006, respectively. Increases in salaries, benefits and incentive compensation were primarily offset by a reduction in full-time employees.

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $3,963,000 and $3,823,000 for 2007 and 2006, respectively. The 4% increase is attributable to Company efforts on new product designs and new customer applications to meet the needs of its served markets.

        AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets was $1,033,000 in 2007 and $1,012,000 in 2006.

        INTEREST EXPENSE    Interest expense was $699,000 and $983,000 for 2007 and 2006, respectively. The 29% decrease in interest is directly attributed to the decrease in outstanding debt obligations and lower interest rates.

        INCOME TAXES    The provision for income taxes was $1,187,000 for year 2007 compared to $969,000 for 2006. The effective rate differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates. The effective income tax rate as a percentage of income before income taxes was 33% in 2007 and 2006.

Non-GAAP Measures

        EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles. The Company believes EBITDA is often a useful measure of a Company's operating performance and is a significant basis used by the Company's management to measure the operating performance of the Company's business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense. Accordingly, the Company believes that EBITDA provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in the Company's industry. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA for year ended December 31, 2007 and 2006 is as follows (in thousands):

	For the year ended December 31,
	2007	2006
Net income	$2,396	$1,931
Interest expense	699	983
Provision for income tax	1,187	969
Depreciation and amortization	3,472	3,283

Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$7,754	$7,166

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents decreased $135,000 during 2007 to a balance of $534,000 at December 31, 2007. The decrease compares to a $45,000 increase in 2006. During 2007, operations provided $5,856,000 in cash compared to $3,634,000 during 2006. This significant increase of $2,222,000 is primarily due to improvements in receivables, inventories and accounts payable as a result of increased efforts to collect on sales in a more timely manner, continued implementation of lean accounting measures to limit the amount of inventory that must be kept on hand, and increased business activity, partially offset by an increase in income tax payments.

        Net cash used in investing activities was $1,284,000 and $1,422,000 for 2007 and 2006, respectively, which all related to the purchase of property and equipment.

        Net cash used in financing activities was $4,738,000 compared to $2,174,000 for the years 2007 and 2006, respectively. This increased use of $2,564,000 is primarily the result of $3,239,000 additional net payments on debt and capital lease obligations, net of refinancing costs partially offset by an increase of $675,000 of cash received from employee stock transactions.

        At December 31, 2007, the Company had $4,395,000 of debt obligations representing borrowings on the term loan and line-of-credit.

        The Company's working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company's credit facilities. On May 7, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited to provide term debt of $4 million and revolving credit of up to $11 million and €3 million. The new facility was used to pay off the Company's existing domestic and European bank debt and will also provide funds for working capital needs and to finance future growth for the Company. The debt is secured by substantially all the assets of the Company.

        The new credit facility described above has a five year term. The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term. No principal payments are required on the revolving credit facilities prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices. The interest rates in effect as of December 31, 2007 were 6.24% on the term loan and 5.86% on the line-of-credit. As of December 31, 2007, the amount available under the lines-of-credit was $14,623,000.

        The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at December 31, 2007.

        The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required, interest due at the bank's base rate plus 1.5%, with a minimum of 4.75% (6.25% as of December 31, 2007), and amounts borrowed are secured by Premotec's accounts receivable. The facility had no outstanding balance as of December 31, 2007. The amount available under the overdraft facility was € 300,000 ($441,000 at December 31, 2007 exchange rate).

Price Levels and the Impact of Inflation

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

Recent Accounting Pronouncements

        In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115," which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard will be effective for the Company as of January 1, 2008 and is currently under evaluation. At this time, the Company does not expect to elect the fair value option for any eligible items and did not early adopt the standard as permitted.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. The recognition provisions of SFAS 158 were adopted during the fourth quarter of the year ended December 31, 2006. See Note 7—Pension and Postretirement Welfare Plans for the effect of the adoption of SFAS No. 158. SFAS No. 158 also prescribes the measurement date of a plan to be the date of its year-end balance sheet effective for years ending after December 15, 2008. The Company was not affected by adopting the latter component of the Standard.

        In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk from changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities.

Foreign Currency Risk

        Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company's earnings by approximately $200,000, and net assets by approximately $700,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2007 and 2006. The Company's management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                      Ehrhardt Keefe Steiner & Hottman PC

March 14, 2008
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$534	$669
Trade receivables, net of allowance for doubtful accounts of $254 and $293 at December 31, 2007 and 2006, respectively	10,223	10,225
Inventories, net	11,000	10,807
Deferred income taxes	724	778
Prepaid expenses and other	1,171	619

Total Current Assets	23,652	23,098
Property, plant and equipment, net	11,133	12,173
Goodwill and intangible assets, net	16,722	17,341

Total Assets	$51,507	$52,612

Liabilities and Stockholders' Investment
Current Liabilities:
Debt obligations	827	9,066
Accounts payable	5,197	4,826
Accrued liabilities and other	4,563	4,226
Income taxes payable	669	1,179

Total Current Liabilities	11,256	19,297
Debt obligations, net of current portion	3,595	763
Deferred income taxes	1,452	1,318
Pension and post-retirement obligations	1,207	1,712

Total Liabilities	17,510	23,090
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 6,942 and 6,533 shares issued and outstanding at December 31, 2007 and 2006, respectively	16,746	15,469
Retained earnings	15,297	12,901
Accumulated other comprehensive income	1,954	1,152

Total Stockholders' Investment	33,997	29,522

Total Liabilities and Stockholders' Investment	$51,507	$52,612

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31, 2007	For the year ended December 31, 2006
Revenues	$84,559	$82,768
Cost of products sold	63,952	63,207

Gross margin	20,607	19,561
Operating costs and expenses:
Selling	3,611	3,227
General and administrative	7,776	7,782
Engineering and development	3,963	3,823
Amortization of intangible assets	1,033	1,012

Total operating costs and expenses	16,383	15,844

Operating income	4,224	3,717
Other income (expense), net:
Interest expense	(699)	(983)
Other income, net	58	166

Total other expense, net	(641)	(817)

Income before income taxes	3,583	2,900
Provision for income taxes	1,187	969

Net income	$2,396	$1,931

Basic net income per share:
Net income per share	$.36	$.30

Basic weighted average common shares	6,695	6,460

Diluted net income per share:
Net income per share	$.33	$.28

Diluted weighted average common shares	7,247	6,870

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock
				Retained Earnings	Other Comprehensive Income Adjustments	Comprehensive Income
	Shares	Amount	Other
Balances, December 31, 2005	6,369	$15,110	$(119)	$10,970	$(154)
Stock transactions under employee benefit stock plans and option exercises	125	371
Issuance of restricted stock, net of forfeitures	39	151	(151)
Stock compensation expense		14	93
Eliminate additional minimum pension liability, net of tax					122
Amount recognized to initially apply SFAS No. 158, net of tax					824	$946
Foreign currency translation adjustment					360	360
Net income				1,931		1,931

Comprehensive income						$3,237

Balances, December 31, 2006	6,533	$15,646	$(177)	$12,901	$1,152
Stock transactions under employee benefit stock plans and option exercises	333	1,079
Issuance of restricted stock, net of forfeitures	76	453	(461)
Stock compensation expense			206
Amount recognized for SFAS 158, net of tax					169	$169
Foreign currency translation adjustment					633	633
Net income				2,396		2,396

Comprehensive income						$3,198

Balances, December 31, 2007	6,942	17,178	(432)	15,297	1,954

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (Continued)

(In thousands)

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006
Cash Flows From Operating Activities:
Net income	$2,396	$1,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,472	3,283
Provision for doubtful accounts	53	250
Provision for obsolete inventory	314	449
Deferred income tax provision	144	591
Other	381	240
Changes in assets and liabilities:
Decrease (increase) in trade receivables	184	(203)
Increase in inventories	(224)	(1,849)
Increase in prepaid expenses and other	(402)	(33)
Increase (decrease) in accounts payable	211	(878)
Decrease in accrued liabilities and other	(122)	(606)
Decrease in income taxes payable	(551)	459

Net cash provided by operating activities	5,856	3,634
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,284)	(1,422)

Net cash used in investing activities	(1,284)	(1,422)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(4,233)	(88)
Borrowings on term loans	4,000	—
Repayments on term loans	(5,181)	(2,198)
Proceeds from capital leases	—	52
Repayments of capital lease obligations	(109)	(201)
Stock transactions under employee benefit stock plans	936	261
Debt issuance costs	(151)	—

Net cash (used in) provided by financing activities	(4,738)	(2,174)
Effect of foreign exchange rate changes on cash	31	7

Net increase (decrease) in cash and cash equivalents	(135)	45
Cash and cash equivalents at beginning of period	669	624

Cash and cash equivalents at end of period	$534	$669

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest	$672	$990
Income taxes	1,575	346

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

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2007	December 31, 2006
Parts and raw materials	$8,326	$8,864
Work-in-process	2,002	1,745
Finished goods	2,433	1,854

	12,761	12,463
Less reserves	(1,761)	(1,656)

	$11,000	$10,807

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2007	December 31, 2006
Land		$332	$332
Building and improvements	5-39 years	4,685	4,585
Machinery, equipment, tools and dies	2-8 years	16,336	15,420
Furniture, fixtures and other	3-10 years	2,349	1,983

		23,702	22,320
Less accumulated depreciation		(12,569)	(10,147)

		$11,133	$12,173

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

        Depreciation expense was approximately $2,439,000 and $2,271,000 in 2007 and 2006, respectively.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company completed its annual analysis of the fair value of its goodwill at October 31, 2007, and determined there was no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

Intangible Assets

        Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in 2007 or 2006.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $306,000 and $276,000 as of December 31, 2007 and 2006, respectively.

        Changes in the Company's reserve for product warranty claims during 2007 and 2006, were as follows (in thousands):

	December 31, 2007	December 31, 2006
Warranty reserve at beginning of the year	$276	$307
Warranty expenditures	(145)	(115)
Provision	171	79
Effect of foreign currency translation	4	5

Warranty reserve at end of year	$306	$276

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Compensation and fringe benefits	$3,476	$3,221
Warranty reserve	306	276
Other accrued expenses	781	729

	$4,563	$4,226

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Comprehensive income is recorded in the other comprehensive income foreign currency translation adjustment component of stockholders' investment in the accompanying consolidated statement of stockholders' investment and comprehensive income. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding options was 552,000 and 498,000 for the years 2007 and 2006, respectively. Stock options to purchase 55,000 and 213,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2007 and 2006, respectively, since the results would have been anti-dilutive.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Stock-Based Compensation

        Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R) Accounting for Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The cost of share based payments, using the fair value of the options at the grant date assuming the Black-Scholes option-pricing model, is recognized on a straight-line basis over the vesting period. There were no options granted during 2007 or 2006.

Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the line-of-credit and term loans approximate their fair value because the underlying instrument is a variable rate note that reprices frequently.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109 ("FAS 109"), "Accounting for Income Taxes." Consistent with guidance in FAS 109, the current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

        In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. The Company recognizes income tax related interest and penalties as a component of the provision for income taxes.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    GOODWILL AND INTANGIBLE ASSETS

        Included in goodwill and intangible assets in the Company's consolidated balance sheets are the following intangible assets (in thousands):

	December 31, 2007	December 31, 2006	Estimated Life
Goodwill	$12,343	$12,072

Amortizable intangible assets:
Customer lists	4,589	4,473	8 years
Trade names	1,340	1,340	10 years
Designs and technologies	2,713	2,597	8 years
Accumulated amortization	(4,263)	(3,141)

Total net intangible assets	4,379	5,269

Total goodwill and net intangible assets	$16,722	$17,341

        The change in the carrying amount of goodwill for 2007 is as follows (in thousands):

December 31, 2007
Balance at beginning of period	$12,072
Effect of foreign currency translation	271

Balance at end of period	$12,343

        Total amortization expense for intangible assets for the years 2007 and 2006 was $1,033,000 and $1,012,000 respectively. Estimated amortization expense for intangible assets is $1,053,000 for the years ending December 31, 2008 and 2009, $952,000 for 2010, $811,000 for 2011, $426,000 for 2012 and $85,000 for 2013.

3.    DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Credit Agreement (at variable rates)
Term Loan, 6.24% as of December 31, 2007	$3,600	$—
Revolving line-of-credit, 5.86% as of December 31, 2007	795	—
Previous debt agreements
Domestic revolving line-of-credit	—	4,925
Term loans	—	4,773
Capital lease obligations	27	131

Total	4,422	9,829
Less current maturities	(827)	(9,066)

Long-term debt obligations	$3,595	$763

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    DEBT OBLIGATIONS (Continued)

        Effective May 7, 2007, the Company entered into a credit agreement to provide term debt of $4 million and revolving credit of up to $11 million and €3 million. The new facility was used to pay off the Company's existing domestic and foreign bank debt and will also provide funds for working capital needs and financing of future growth of the Company. All borrowings are secured by substantially all the assets of the Company.

        The credit agreement has a five year term (maturity date of May 7, 2012). The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term. No principal payments are required on the revolving credit facilities prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices.

        The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at December 31, 2007.

        At December 31, 2007, approximately $14.6 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

        Future maturities of debt obligations under the credit agreement are as follows as of December 31, 2007:

2008	$800
2009	800
2010	800
2011	800
2012	1,195

$4,395

4.    INCOME TAXES

        The provision for income taxes is based on income before income taxes from continuing operations as follows (in thousands):

	For the year ended December 31, 2007	For the year ended December 31, 2006
Domestic	$945	$1,030
Foreign	2,638	1,870

Income before income taxes	$3,583	$2,900

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    INCOME TAXES (Continued)

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31, 2007	For the year ended December 31, 2006
Current provision:
Domestic	$226	$143
Foreign	778	662

Total current provision	1,004	805
Deferred provision (benefit):
Domestic	286	351
Foreign	(103)	(187)

Total deferred provision	183	164

Provision for income taxes	$1,187	$969

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2007	For the year ended December 31, 2006
Tax provision, computed at statutory rate	$1,218	$986
State tax, net of federal impact	177	112
Nondeductible expenses	20	33
Permanent tax deductions	—	(28)
Adjustments to prior year accruals(1)	(7)	26
Effect of foreign tax rate differences	(221)	(82)
Effect of changes in enacted tax law	—	(78)
Expiration of tax credits	4	97
Change in valuation allowance	(4)	(97)

Provision for income taxes	$1,187	$969

    (1)
    Adjustments relate to the resolution of certain prior year income tax related matters.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2007	December 31, 2006
Current Deferred tax assets:
Allowances and other	$503	$394
Tax credit carryforwards	132	136
Net operating loss carryforwards	303	466

Total deferred tax assets	938	996
Valuation allowance	(214)	(218)

Net current deferred tax assets	$724	$778

Noncurrent:
Deferred tax assets:
Employee benefit plans	438	611
Other	26	25
Deferred tax liabilities:
Property, plant and equipment	(970)	(1,123)
Goodwill and intangibles	(925)	(831)
Other	(21)	—

Net noncurrent deferred tax liability	$(1,452)	$(1,318)

        The Company has a domestic net operating loss carryforward of $843,000 expiring in 2023 through 2025 and domestic tax credit carryforwards expiring in 2013.

        Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2007. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2007.

        The Company files income tax returns in the U.S. federal, various states and The Netherlands taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2003. The Company is no longer subject to tax examinations in The Netherlands for periods before 2002.

        The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for years ended December 31, 2007 and 2006.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS

Allied Motion Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employee directors of the Company.

        As of December 31, 2007, the Company had 336,951 shares of Common Stock available for grant under stock incentive plans.

Stock Options

        Option activity during years 2006 and 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2005	1,448,650	3.62
Granted	—
Forfeited	(44,000)
Exercised	(159,500)		$338,000

Balance, December 31, 2006	1,245,150	3.68
Granted	—
Forfeited	(71,250)
Exercised	(330,700)		$676,000

Balance, December 31, 2007	843,200	3.75	$771,236

        Under the terms of the plans, options may not be granted at less than 85% of fair value. All options granted to date have been granted at fair value as of the date of grant. The aggregate intrinsic value is calculated based on the difference of the fair value of the stock and the option exercise price on the date of the exercise. As of December 31, 2007, all outstanding options are exercisable. Cash received from the exercise of stock options for the years ended December 31, 2007 and 2006 was $792,000 and $185,000, respectively.

        Exercise prices for options outstanding at December 31, 2007 are as follows:

	Range of Exercise Prices			Total
	$1.77 - $2.90	$3.20 - $4.83	$5.46 - $6.72	$1.77 - $6.72
Options Outstanding:
Number of options	295,000	406,700	141,500	843,200
Weighted average exercise price	$2.24	$4.12	$5.82	$3.75
Weighted average remaining contractual life	1.7 years	2.9 years	3.7 years	2.6 years

Restricted Stock

        During 2007 and 2006, 79,100 and 42,000 shares of nonvested restricted stock were awarded with a weighted average value of $5.89 and $3.80 per share, respectively. The value at the date of grant is amortized to compensation expense over the related vesting period of approximately three years.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS (Continued)

Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future grant.

        Nonvested restricted stock activity during years 2006 and 2007 was as follows:

Number of Nonvested Restricted Shares
Balance, December 31, 2005	44,000
Granted	42,000
Forfeited	(2,000)
Vested	(14,009)

Balance, December 31, 2006	69,991
Granted	79,100
Forfeited	(1,283)
Vested	(28,348)

Balance, December 31, 2007	119,460

Share-Based Compensation Expense

Stock Options

        During the year ended December 31, 2006, the Company recognized $14,000 in compensation expense related to outstanding stock options. Total unrecognized compensation cost related to unvested stock options awards as of December 31, 2007 and 2006 is zero.

Restricted Stock

        During 2007 and 2006, compensation expense net of forfeitures, of $206,000 and $93,000 was recorded, respectively. As of December 31, 2007, there was $438,000 of total unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted average period of 1.9 years.

Allied Motion Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2007 and 2006) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan were $186,000, and $153,000 accrued for 2007 and 2006, respectively. Contributions are used to acquire newly issued shares of the Company.

6.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2007, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    COMMITMENTS AND CONTINGENCIES (Continued)

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

Year ending December 31,	Total
2008	$662
2009	559
2010	448
2011	411
2012	231
Thereafter	177

$2,488

        Rental expense was $721,000 and $693,000 in 2007 and 2006, respectively.

Capital Leases

        The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases included in the accompanying consolidated balance sheets as property, plant and equipment was $120,000 and $583,000 at December 31, 2007 and 2006, respectively. Accumulated amortization of the leased equipment at December 31, 2007 and December 31, 2006 was $41,000 and $289,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

        The future minimum lease payments required under capital leases is $27,000 for 2008. The difference between the net present value of the net minimum lease payments and the future minimum lease payments is immaterial.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with six key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $3,877,000 and $2,714,000, respectively as of December 31, 2007 and 2006. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes.

Litigation

        The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse affect on the Company's consolidated financial position or results of operations.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

        Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2007 and December 31, 2006 (in thousands):

	December 31, 2007	December 31, 2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$4,065	$4,096
Service cost	118	128
Employee contributions	12	13
Interest cost	237	222
Actuarial gain	(245)	(205)
Benefits paid	(200)	(189)

Projected benefit obligation at end of period	$3,987	$4,065

Change in plan assets:
Fair value of plan assets at beginning of period	$3,568	$3,219
Actual return on plan assets	269	395
Employee contributions	12	13
Employer contributions	231	130
Benefits and expenses paid	(200)	(189)

Fair value of plan assets at end of period	$3,880	$3,568

	December 31, 2007	December 31, 2006
Excess of projected benefit obligation over fair value of plan assets	$107	$497
Unrecognized gain	257	57

Accrued pension cost	$364	$554
Required incremental asset under SFAS No. 158	(257)	(57)

Accrued pension cost at end of period	$107	$497

        The accumulated benefit obligation for the pension plan was $3,905,000 at December 31, 2007 and $3,976,000 at December 31, 2006.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2008	$239,000
2009	254,000
2010	267,000
2011	273,000
2012	280,000
2013-2017	1,547,000

        Components of net periodic pension expense included in the consolidated statements of operations for years 2007 and 2006 are as follows (in thousands):

	For the year ended December 31, 2007	For the year ended December 31, 2006
Service cost	$118	$128
Interest cost on projected benefit obligation	237	222
Expected return on assets	(312)	(280)

Net periodic pension expense	$43	$70

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2007	December 31, 2006
Discount rate	6.50%	6.00%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2007	For the year ended December 31, 2006
Discount rate	6.00%	5.50%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increases	5.00%	5.00%

        The Company expects to contribute approximately $85,000 to the pension plan during 2008.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The pension plan assets allocation at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Cash equivalents	1%	5%
Equity securities	70%	70%
Fixed income securities	29%	25%

Total	100%	100%

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2007 and December 31, 2006 (in thousands):

	December 31, 2007	December 31, 2006
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,215	$2,515
Service cost	24	26
Interest cost	72	68
Actuarial gain	(149)	(1,330)
Benefits paid, net of participant contributions	(62)	(64)

Accumulated postretirement benefit obligation at end of period	$1,100	$1,215

Accrued postretirement benefit cost at the beginning of period	$2,446	$2,698
Net periodic postretirement cost	11	(3)
Employer contributions	(62)	(64)
Other	—	(185)

Accrued postretirement benefit cost	$2,395	$2,446
Required incremental asset under SFAS No. 158	(1,295)	(1,231)

Accrued postretirement benefit cost at end of period	$1,100	$1,215

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2007 and 2006 are as follows (in thousands):

	For the year ended December 31,
	2007	2006
Service cost	$24	$26
Interest cost	72	68
Amortization of prior service cost	(12)	(12)
Amortization of (gain)	(73)	(85)

Total benefit cost (income)	$11	$(3)

        During 2006, certain assumptions, relating to the Company's obligation for contributing a portion of retiree medical premiums, were updated to more closely reflect the Company's contractual obligation. This resulted in a cumulative reduction to previously recognized net periodic postretirement benefit costs of $115,000, net of tax. The cumulative reduction is reflected in the consolidated statement of operations for 2006, but is not included in the net periodic postretirement benefit cost for 2006 as presented in the table above.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        For measurement purposes, future increases in the per capita cost of covered health care benefits are assumed. The Company's current contractual obligation requires a per capita fixed Company contribution amount through August 2011. As of December 31, 2007, the Company assumed an increase in its contribution of 5% applied once every four years beginning in 2012. Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption has a significant effect on the amounts reported.

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% and 6.00% as of December 31, 2007 and 2006, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 6.0% for 2007 and 5.50% for 2006.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2008	$69,000
2009	69,000
2010	73,000
2011	72,000
2012	73,000
2013-2017	373,000

8.    SEGMENT INFORMATION

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    SEGMENT INFORMATION (Continued)

        The Company's wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands, is included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the year ended and as of December 31,
	2007	2006
Revenues derived from foreign subsidiaries	$21,586	$18,685
Identifiable assets	10,677	9,300

        Sales to customers outside of the United States were $31,170,000 and $26,405,000 in years 2007 and 2006, respectively.

        During years 2007 and 2006, no single customer accounted for more than 10% of total revenues.

9.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2007 and 2006 is as follows (in thousands, except per share data):

Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,986	$20,405	$20,901	$21,267
Gross margin	5,361	4,498	5,288	5,460
Net income	715	347	686	648
Basic income per share	.11	.05	.10	.09
Diluted income per share	.10	.05	.10	.09

Year 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,199	$22,155	$20,308	$19,106
Gross margin	4,740	5,262	5,064	4,495
Net income	348	578	617	388
Basic income per share	.05	.09	.10	.06
Diluted income per share	.05	.08	.09	.06

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer concluded that they are effective as of December 31, 2007.

Management's Report on Internal Control Over Financial Reporting

        Under Section 404 of the Sarbanes Oxley Act of 2002, management is responsible for establishing and maintaining adequate internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The Company's definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan Information" included in Item 5 of the Form 10-K.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006.

b)
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2007 and 2006.

d)
Consolidated Statements of Cash Flows for the years 2007 and 2006.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

2.
Financial Statement Schedules

II.
Valuation and Qualifying Accounts.

3.
Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K files May 3, 2006.)
3.2	Amended and restated Bylaws of the Company (attached herein)
10.0*	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.)
10.1*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.)

10.2*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.)
10.3*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 29, 2004.)
10.4*
Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective August 1, 2003. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003.)
10.5*
Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, effective July 24, 2003. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2003.)
10.6*
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
10.8*	Deferred Compensation Plan effective January, 1 2006 (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2006.)
10.9*
First Amendment to the Allied Motion Technologies Inc. Deferred Compensation Plan adopted August 2, 2006 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2006.)
10.10
Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., as US Borrower, Precision Motor Technology B.V., as EUR Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as EUR Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10 to the Company's Form 8-K/A dated August 8, 2007.)

10.11	2007 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 20, 2007)
14.1
Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.)
21	List of Subsidiaries (attached herein)
23	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed herewith)
31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	March 14, 2008
/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Operating Officer and Director	March 14, 2008
/s/ DELWIN D. HOCK Delwin D. Hock	Chairman of the Board of Directors	March 14, 2008
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 14, 2008
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 14, 2008
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	March 14, 2008
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 14, 2008

ALLIED MOTION TECHNOLOGIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Other	Balance at End of Period
Year Ended December 31, 2007:
Reserve for bad debts	$293	$53	$(95)	$3	$254
Valuation allowance for deferred tax assets	$218	$—	$(4)	$—	$214
Year Ended December 31, 2006:
Reserve for bad debts	$281	$250	$(243)	$5	$293
Valuation allowance for deferred tax assets	$315	$—	$(97)	$—	$218