Form 10-Q
period 2008-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2008-05-09
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File Number

0-04041

ALLIED MOTION TECHNOLOGIES INC.

Incorporated Under the Laws of the State of Colorado

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Inverness Way East, Suite 150

Englewood, Colorado  80112

Telephone:  (303) 799-8520

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of Shares of the only class of Common Stock outstanding:  7,290,278 as of May 5, 2008

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$705	$534
Trade receivables, net of allowance for doubtful accounts of $202 and $254 at March 31, 2008 and December 31, 2007, respectively	12,634	10,223
Inventories, net	11,542	11,000
Deferred income taxes	649	724
Prepaid expenses and other	1,159	1,171
Total Current Assets	26,689	23,652
Property, plant and equipment, net	10,903	11,133
Goodwill and intangible assets	16,738	16,722
Total Assets	$54,330	$51,507

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	817	827
Accounts payable	5,804	5,197
Accrued liabilities and other	4,242	4,563
Income taxes payable	892	669
Total Current Liabilities	11,755	11,256
Debt obligations, net of current portion	3,600	3,595
Deferred income taxes	1,448	1,452
Pension and post-retirement obligations	1,189	1,207
Total Liabilities	17,992	17,510

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,290 and 6,942 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	17,625	16,746
Retained earnings	16,221	15,297
Other comprehensive income	2,492	1,954
Total Stockholders’ Investment	36,338	33,997
Total Liabilities and Stockholders’ Investment	$54,330	$51,507

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2008	2007
Revenues	$23,312	$21,986
Cost of products sold	17,147	16,625
Gross margin	6,165	5,361
Operating costs and expenses:
Selling	1,036	894
General and administrative	2,422	2,022
Engineering and development	996	940
Amortization of intangible assets	265	256
Total operating costs and expenses	4,719	4,112
Operating income	1,446	1,249
Other income (expense), net:
Interest expense	(59)	(218)
Other income, net	3	49
Total other expense, net	(56)	(169)
Income before income taxes	1,390	1,080
Provision for income taxes	(466)	(365)
Net income	$924	$715
Basic net income per share:
Net income per share	$0.13	$0.11
Basic weighted average common shares	7,153	6,551
Diluted net income per share:
Net income per share	$0.13	$0.10
Diluted weighted average common shares	7,338	7,057

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$924	$715
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	880	845
Other	271	265
Changes in assets and liabilities:
Trade receivables	(2,229)	(1,442)
Inventories, net	(392)	(799)
Prepaid expenses and other	28	(7)
Accounts payable	461	531
Accrued liabilities and other	(232)	(335)
Net cash used in operating activities	(289)	(227)

Cash Flows From Investing Activities:
Purchase of property and equipment	(312)	(419)
Net cash used in investing activities	(312)	(419)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	194	1,165
Repayments on term loans	(200)	(554)
Repayment of capital lease obligations	(11)	(43)
Stock transactions under employee benefit stock plans	766	206
Net cash provided by financing activities	749	774

Effect of foreign exchange rate changes on cash	23	4

Net increase in cash and cash equivalents	171	132

Cash and cash equivalents at beginning of period	534	669

Cash and cash equivalents at March 31	$705	$801

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures herein are adequate to make the information presented not misleading.  The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 that was previously filed by the Company.

Recent Accounting Pronouncements

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard was effective for the Company as of January 1, 2008.  The Company has not elected the fair value option for any eligible items.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must have a “more likely than not” probability of being sustained

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2008	December 31, 2007
Parts and raw materials	$8,931	$8,326
Work-in process	2,333	2,002
Finished goods	1,996	2,433
	13,260	12,761
Less reserves	(1,718)	(1,761)
Inventories, net	$11,542	$11,000

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2008	December 31, 2007
Land	$332	$332
Building and improvements	4,692	4,685
Machinery, equipment, tools and dies	16,666	16,336
Furniture, fixtures and other	2,447	2,349
	24,137	23,702
Less accumulated depreciation	(13,234)	(12,569)
Property, Plant and Equipment, net	$10,903	$11,133

4.              Stock-Based Compensation

The Company’s stock incentive plans provide for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

All stock options were full vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during the quarters ended March 31, 2008 or 2007.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of option activity, during the quarter ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	843,200	$3.75	2.6
Forfeited	(3,000)	$4.87
Exercised	(231,250)	$2.51		$482,000
Outstanding at end of Period	608,950	$4.21	3.0	$439,000

Exercisable at end of period	608,950	$4.21	3.0	$439,000

There have been no options granted since October 2004.

Restricted Stock

On February 18, 2008, 84,950 shares of unvested restricted stock were awarded with a value of $4.89 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s stock incentive plans.  During the first quarter of 2008 and 2007, compensation expense, net of forfeitures, of $75,000 and $27,000 was recorded, respectively.

The following is a summary of restricted stock activity during the quarter ended March 31, 2008:

Number of Shares
Outstanding at beginning of period	119,460
Granted	84,950
Forfeited	(1,166)
Vested	(31,127)
Outstanding at end of Period	172,117

5.Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended March 31, 2008 and 2007 was 185,000 and 506,000 shares, respectively.  Stock awards to purchase 255,000 and 68,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended March 31, 2008 and 2007, respectively, since the results would have been anti-dilutive.

6.Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended March 31,
	2008	2007

Revenues derived from foreign subsidiaries	$6,816	$5,497
Identifiable assets	$12,599	$10,407

Sales to customers outside of the United States by all subsidiaries were $9,798,000 and $7,723,000 during the quarters ended March 31, 2008 and 2007.

During the quarters ended March 31, 2008 and 2007, no single customer accounted for more than 10% of total revenues.

7.Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended March 31,
	2008	2007

Net income	$924	$715
Foreign currency translation adjustment	538	51
Comprehensive income	$1,462	$766

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following intangible assets (in thousands):

	March 31, 2008	December 31, 2007	Estimated Life
Goodwill	$12,533	$12,343
Amortizable intangible assets
Customer lists	4,668	4,589	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,795	2,713	8 years
Accumulated amortization	(4,598)	(4,263)
Total intangible assets	4,205	4,379
Total goodwill and intangible assets	$16,738	$16,722

The change in the carrying amount of goodwill for 2008 is as follows (in thousands):

March 31, 2008
Balance at beginning of period	$12,343
Effect of foreign currency translation	190
Balance at end of period	$12,533

Amortization expense for intangible assets for the quarters ended March 31, 2008 and 2007 was $265,000 and $256,000, respectively.

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Credit Agreement (at variable rates)
Term Loan, 3.82% as of March 31, 2008	$3,400	$3,600
Revolving line-of-credit, 3.87% as of March 31, 2008	1,000	795
Capital lease obligations	17	27
Total	4,417	4,422
Less current maturities	(817)	(827)
Long-term debt obligations	$3,600	$3,595

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company was in compliance with all covenants at March 31, 2008.

At March 31, 2008, approximately $14.7 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

10.       Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.  Those reclassifications had no impact on net income, stockholders’ investment or cash flows from operations as previously reported.

ALLIED MOTION TECHNOLOGIES INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include international, national and local general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs for the purpose of improving profitability. The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets.  Examples of the end products using Allied Motion’s technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment, cell phones, etc. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM’s).

Today, five companies or technology units, form the core of Allied Motion. The companies, Emoteq, Computer Optical Products, Motor Products, Stature Electric and Premotec offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.

The Company has made considerable progress in implementing its new corporate strategy, with the driving force of “Applied Motion Technology/Know How”. The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

One of the Company’s major challenges is to maintain and improve price competitiveness. The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at sub-contract manufacturing facilities in China and Slovakia. The Company has increased efforts to identify opportunities where production in low cost regions can improve profitability while delivering the same high quality products.

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

Operating Results

Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007

NET INCOME    The Company had net income of $924,000 or $.13 per diluted share for the first quarter 2008 compared to net income of $715,000 or $.10 per diluted share for the same quarter last year, a 29% and 30% increase in net income and diluted EPS respectively.

EBITDA    EBITDA was $2,329,000 for the first quarter 2008 compared to $2,143,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES    Revenues were $23,312,000 in the quarter ended March 31, 2008 compared to $21,986,000 for the quarter ended March 31, 2007.  The 6% increase in revenues achieved in the first quarter of 2008 reflects a significant change in sales mix from last year.  The increase reflects a 13% increase in sales from our aerospace and defense, medical, distribution and certain markets in our industrial and electronics market segments such as pumps and instruments, and these increases were partially offset by a 7% downturn in construction related markets such as off road equipment and industrial tools, as well as downturns in the banking, truck and recreation related markets such as RVs and marine markets.   The downturn in these markets reflects both the adverse effects of the economy and the continued competitive pressure of LCR competitors, which are primarily Chinese competitors.  We are placing an increased emphasis on our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 58% and 65% of our sales in the first quarter of 2008 and 2007, respectively, with the balance to customers primarily in Europe and Canada.  The weakness of the U.S. dollar against the Euro accounted for approximately 4% of the 6% sales increase in 2008

ORDER BACKLOG    At March 31, 2008, order backlog was approximately $33,600,000 which is up 19% from the same time last year and up 5% from the backlog at December 31, 2007.  Backlog is up primarily due to strong orders from customers in the aerospace and defense, medical, pump and instruments industries.

GROSS MARGINS    Gross margin as a percentage of revenues was 26% and 24% for the quarters ended March 31, 2008 and 2007, respectively.  The margin improvement reflects the Company’s continued emphasis on sales of the Company’s aerospace and defense, medical, industrial and electronics markets which provide a higher gross margin on their sales, the cost reductions realized from products being produced at the Company’s contract manufacturing facility in China, and the continuous improvement in efficiencies and productivity from implementation of the Company’s AST tools.

SELLING EXPENSES   Selling expenses in the first quarter were $1,036,000 compared to $894,000 for the first quarter last year.  The 16% increase is primarily due to increased efforts of strengthening our sales capabilities with more sales personnel and sales incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,422,000 in the quarter ended March 31, 2008 compared to $2,022,000 in the quarter ended March 31, 2007.  The 20% increase is primarily due to salary increases to existing personnel and incentive bonus programs for company employees that are based on the performance of the Company and each operating unit .

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $996,000 in the first quarter of 2008 and $940,000 in the same quarter last year, a 6% increase.  The increase is primarily attributable to the costs of developing new products and new customer applications to meet the needs of its served markets.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $265,000 in the quarter ended March 31, 2008 and $256,000 in the same quarter last year.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2008 was $59,000 compared to $218,000 in the quarter ended March 31, 2007.  The 73% decrease in interest is directly attributable to the decrease in outstanding debt obligations and lower interest rates.

INCOME TAXES   Provision for income taxes was $466,000 for the first quarter this year compared to $365,000 in the first quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 34% in the quarters ended March 31, 2008 and 2007.  The effective tax rate approximates the statutory rate as increases to the rate for state income taxes within the U.S. are offset by lower tax rates in foreign jurisdictions.

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

The Company’s calculation of EBITDA for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	For the three months ended March 31,	For the three months ended March 31,
	2008	2007
Net income	$924	$715
Interest expense	59	218
Provision for income tax	466	365
Depreciation and amortization	880	845
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$2,329	$2,143

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $171,000 during the first quarter of 2008 to a balance of $705,000 at March 31, 2008. This increase compares to a $132,000 increase in the same quarter last year. During the first quarter of 2008, operations used $289,000 in cash compared to $227,000 during the first quarter of 2007.   The increase in cash used of $62,000 is primarily due to an increase in receivables due to sales growth, offset by improvements in inventories as a result of continued implementation of lean accounting measures that reduce the amount of inventory that must be kept on hand.

Net cash used in investing activities was $312,000 and $419,000 for the first quarter of 2008 and 2007, respectively, which all related to the purchase of property and equipment.

Net cash provided in financing activities was $749,000 for the quarter compared to $774,000 for the same quarter last year. The change in cash provided is primarily due to higher proceeds from stock transactions under employee benefit stock plans, offset by lower net borrowings on the Company’s credit facilities.

At March 31, 2008, the Company had $4,400,000 of debt obligations representing borrowings on the term loan and line-of-credit.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The interest rates on the Company’s credit facilities are variable rates based on one or more interest rate indices. The interest rates in effect as of March 31, 2008 were 3.82% on the term loan and 3.87% on the line-of-credit. Under the Company’s credit agreement, the interest rate on the Company’s outstanding debt can be fixed for terms of one, three, or six months at specified amounts not to exceed the total outstanding loan amount.  Management monitors market interest rates in efforts to minimize interest expense of the Company.  As of March 31, 2008, all of the Company’s outstanding debt is on a one-month contract, with the option to change the term upon the renewal of each of the contracts.  Management will continue to monitor market interest rates in making decisions on terms of the outstanding debt.  As of March 31, 2008, the amount available under the lines-of-credit was approximately $14.7 million.

The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at March 31, 2008.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of March 31, 2008. The amount available under the overdraft facility was € 300,000 ($474,000 at March 31, 2008 exchange rate).

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2007.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company’s earnings for the remainder of the year by approximately $170,000, and net assets by approximately $810,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

Item 4T. Controls and Procedures

The Company’s controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-Q and concluded that as of the end of the Company’s most recent fiscal quarter they are effective.

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company held its annual stockholders’ meeting on May 1, 2008.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company for the coming year.

Proposal 1: Election of Directors.

Nominee	For	Withheld
D.D. Hock	6,082,201	632,995
G.D. Hubbard	6,639,549	75,647
G.J. Pilmanis	6,081,479	633,717
M.M. Robert	6,662,080	53,116
S.R. (Rollie) Heath, Jr.	6,083,160	632,036
R.D. Smith	5,693,956	1,021,240
R.S. Warzala	6,648,084	67,112

Proposal 2:  Ratification of Ehrhardt Keefe Steiner & Hottman PC as the Company’s  independent registered public accounting firm for the 2008 fiscal year.

For	Withheld
6,622,779	78,432

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

DATE:	May 9, 2008	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer