Form 10-Q
period 2008-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2008-08-13
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Commission File Number

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

Number of Shares of the only class of Common Stock outstanding:  7,289,659 as of August 8, 2008

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007

Assets
Current Assets:
Cash and cash equivalents	$1,903	$534
Trade receivables, net of allowance for doubtful accounts of $204 and $254 at June 30, 2008 and December 31, 2007, respectively	12,353	10,223
Inventories, net	11,277	11,000
Deferred income taxes	498	724
Prepaid expenses and other	929	1,171
Total Current Assets	26,960	23,652
Property, plant and equipment, net	10,649	11,133
Goodwill and intangible assets	16,470	16,722
Total Assets	$54,079	$51,507

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	811	827
Accounts payable	5,926	5,197
Accrued liabilities and other	4,153	4,563
Income taxes payable	791	669
Total Current Liabilities	11,681	11,256
Debt obligations, net of current portion	2,400	3,595
Deferred income taxes	1,376	1,452
Pension and post-retirement obligations	1,168	1,207
Total Liabilities	16,625	17,510

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,290 and 6,942 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	17,731	16,746
Retained earnings	17,224	15,297
Other comprehensive income	2,499	1,954
Total Stockholders’ Investment	37,454	33,997
Total Liabilities and Stockholders’ Investment	$54,079	$51,507

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues	$23,549	$20,405	$46,861	$42,391
Cost of products sold	17,148	15,907	34,295	32,532
Gross margin	6,401	4,498	12,566	9,859

Operating costs and expenses:
Selling	1,118	930	2,154	1,824
General and administrative	2,422	1,595	4,844	3,617
Engineering and development	1,006	1,022	2,002	1,962
Amortization of intangible assets	268	258	533	514
Total operating costs and expenses	4,814	3,805	9,533	7,917
Operating income	1,587	693	3,033	1,942

Other income (expense), net:
Interest expense	(40)	(185)	(99)	(403)
Other income (expense), net	(76)	9	(73)	58
Total other expense, net	(116)	(176)	(172)	(345)
Income before income taxes	1,471	517	2,861	1,597
Provision for income taxes	(470)	(170)	(936)	(535)

Net income	$1,001	$347	$1,925	$1,062

Basic net income per share:
Net income per share	$0.14	$0.05	$0.27	$0.16
Basic weighted average common shares	7,300	6,652	7,226	6,602

Diluted net income per share:
Net income per share	$0.13	$0.05	$0.26	$0.15
Diluted weighted average common shares	7,436	7,127	7,389	7,103

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,925	$1,062
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,769	1,709
Other	508	427
Changes in assets and liabilities:
Trade receivables	(1,968)	(917)
Inventories, net	(171)	(156)
Prepaid expenses and other	256	(387)
Accounts payable	588	560
Accrued liabilities and other	(426)	(952)
Net cash provided from operating activities	2,481	1,346

Cash Flows From Investing Activities:
Purchase of property and equipment	(682)	(828)
Net cash used in investing activities	(682)	(828)

Cash Flows From Financing Activities:
(Repayments) borrowings on lines-of-credit, net	(824)	717
Borrowings on term loans	—	4,000
Repayments on term loans	(400)	(4,781)
Repayment of capital lease obligations	(16)	(77)
Stock transactions under employee benefit stock plans	761	211
Debt Issuance Costs	—	136
Net cash (used in) provided by financing activities	(479)	206

Effect of foreign exchange rate changes on cash	49	5

Net increase in cash and cash equivalents	1,369	729

Cash and cash equivalents at beginning of period	534	669

Cash and cash equivalents at June 30	$1,903	$1,398

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2008	December 31, 2007
Parts and raw materials	$8,725	$8,326
Work-in process	2,260	2,002
Finished goods	2,035	2,433
	13,020	12,761
Less reserves	(1,743)	(1,761)
Inventories, net	$11,277	$11,000

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2008	December 31, 2007
Land	$332	$332
Building and improvements	4,710	4,685
Machinery, equipment, tools and dies	17,005	16,336
Furniture, fixtures and other	2,458	2,349
	24,505	23,702
Less accumulated depreciation	(13,856)	(12,569)
Property, Plant and Equipment, net	$10,649	$11,133

4.              Stock-Based Compensation

The Company’s stock incentive plans provide for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

All stock options were fully vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during the quarter and six months ended June 30, 2008 or 2007.

The following is a summary of option activity, during the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	843,200	$3.75	2.6
Forfeited	(6,000)	$4.99
Exercised	(231,250)	$2.51		$482,000
Outstanding at end of Period	605,950	$4.21	2.7	$966,000

Exercisable at end of period	605,950	$4.21	2.7	$966,000

There have been no options granted since October 2004.

Restricted Stock

On February 18, 2008, 84,950 shares of unvested restricted stock were awarded with a value of $4.89 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s stock incentive plans.  During the quarters ended June 30, 2008 and 2007, compensation expense, net of forfeitures, of $90,000 and $60,000 was recorded, respectively.    During the six-months ended June 30, 2008 and 2007, compensation expense, net of forfeitures, of $165,000 and $87,000 was recorded, respectively.

The following is a summary of restricted stock activity during the six months ended June 30, 2008:

Number of Shares
Outstanding at beginning of period	119,460
Granted	84,950
Forfeited	(1,747)
Vested	(44,700)
Outstanding at end of Period	157,963

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended June 30, 2008 and 2007 was 137,000 and 475,000 shares, respectively. The dilutive effect of outstanding awards for the six months ended June 30, 2008 and 2007 was 163,000 and 501,000 shares, respectively.  Stock options to purchase 139,000 and 120,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended June 30, 2008 and 2007, respectively, since the results would have been anti-dilutive.  Stock options to purchase 139,000 and 68,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2008 and 2007, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2008	2007	2008	2007

Revenues derived from foreign subsidiaries	$7,698	$5,170	$14,514	$10,667
Identifiable assets	$13,279	$10,296	$13,279	$10,296

Sales to customers outside of the United States by all subsidiaries were $10,683,000 and $7,099,000 during the quarters ended June 30, 2008 and 2007, respectively, and $20,481,000 and $14,822,000 for the six months ended June 30, 2008 and 2007, respectively.

During the quarters and six months ended June 30, 2008 and 2007, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income	$1,001	$347	$1,925	$1,062
Foreign currency translation adjustment	9	50	547	101
Comprehensive income	$1,010	$397	$2,472	$1,163

8.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the           following intangible assets (in thousands):

	June 30, 2008	December 31, 2007	Estimated Life
Goodwill	$12,533	$12,343
Amortizable intangible assets
Customer lists	4,668	4,589	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,795	2,713	8 years
Accumulated amortization	(4,866)	(4,263)
Total intangible assets	3,937	4,379
Total goodwill and intangible assets	$16,470	$16,722

The change in the carrying amount of goodwill for 2008 is as follows (in thousands):

June 30, 2008
Balance at beginning of period	$12,343
Effect of foreign currency translation	190
Balance at end of period	$12,533

Amortization expense for intangible assets was $268,000 and $258,000 for the quarters ended June 30, 2008 and 2007, respectively, and $533,000 and $514,000 for the six months ended June 30, 2008 and 2007, respectively.

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Credit Agreement (at variable rates)
Term Loan, 3.19% as of June 30, 2008	$3,200	$3,600
Revolving line-of-credit	—	795
Capital lease obligations	11	27
Total	3,211	4,422
Less current maturities	(811)	(827)
Long-term debt obligations	$2,400	$3,595

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company was in compliance with all covenants at June 30, 2008.

At June 30, 2008, approximately $15.7 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

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

Overview

Allied Motion, a member of the Russell Microcap Index, designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets.  Examples of the end products using Allied Motion’s technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment, cell phones, etc. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems and weapons systems on armored personnel carriers, and in security  door access control and airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM’s).

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

One of the Company’s major challenges is to maintain and improve price competitiveness. Certain of the Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at sub-contract manufacturing facilities in China and Slovakia. The Company has increased efforts to identify opportunities where production in low cost regions can improve profitability while delivering the same high quality products.

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

Operating Results

Quarter Ended June 30, 2008 compared to Quarter Ended June 30, 2007

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2008	2007	$	%

Revenues	$23,549	$20,405	$3,144	15%
Cost of products sold	17,148	15,907	1,241	8%
Gross margin	6,401	4,498	1,903	42%
Gross margin percentage	27%	22%	—	—

Operating costs and expenses:
Selling	1,118	930	188	20%
General and administrative	2,422	1,595	827	52%
Engineering and development	1,006	1,022	(16)	(2)%
Amortization of intangible assets	268	258	10	4%
Total operating costs and expenses	4,814	3,805	1,009	27%
Operating income	1,587	693	894	129%
Interest expense	40	185	(145)	(78)%
Other income (expense), net	(76)	9	(85)	944%
Income before income taxes	1,471	517	954	185%
Provision for income taxes	470	170	300	176%
Net income	$1,001	$347	$654	188%

NET INCOME    The Company had net income of $1,001,000 or $.13 per diluted share for the second quarter of 2008 compared to net income of $347,000 or $.05 per diluted share for the same quarter last year, a 188% and 160% increase in net income and diluted EPS respectively.

EBITDA    EBITDA was $2,400,000 for the second quarter of 2008 compared to $1,566,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES    Revenues were $23,549,000 in the quarter ended June 30, 2008 compared to $20,405,000 for the quarter ended June 30, 2007.  The 15% increase in revenues achieved in the second quarter of 2008 reflects a significant change in sales mix from last year.  The increase reflects a 24% increase in sales from our aerospace and defense, medical, distribution and certain markets in our industrial and electronics market segments such as pumps and instruments.  These increases were partially offset by an 11% downturn in our vehicle markets, primarily from a large decrease in recreation related markets such as RVs and marine markets, offset by increases in LPG fuel systems for automobiles.  The downturn in the vehicle market reflects both the adverse effects of the economy and the continued competitive pressure of LCR competitors, which are primarily Chinese competitors.  We are placing an increased emphasis on our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.  The increase in sales in LPG fuel systems for automobiles demonstrates the increasing demand for these products as a result of increasing gasoline prices.

Sales to U.S. customers accounted for 55% and 65% of our sales in the second quarter of 2008 and 2007, respectively, with the balance to customers primarily in Europe and Canada.  The weakness of the U.S.

dollar against the Euro accounted for approximately 5% of the 15% sales increase in the second quarter of 2008.

ORDER BACKLOG    At June 30, 2008, order backlog was $32,346,000 which is up 13% from the same time last year and up 1% from the backlog at December 31, 2007.  Backlog is up primarily due to strong orders from customers in the aerospace and defense, medical, pump and instruments industries.

GROSS MARGINS    Gross margin as a percentage of revenues was 27% and 22% for the quarters ended June 30, 2008 and 2007, respectively.  The margin improvement was driven by higher margins from most markets that experienced increased sales and by sales decreases in markets where we achieve lower margins, continuous improvement in efficiencies and reduction of costs, and higher quantity of production from our Asian contract manufacturing facility.

SELLING EXPENSES    Selling expenses in the second quarter were $1,118,000 compared to $930,000 for the second quarter last year.  The 20% increase is primarily due to increased efforts of strengthening our sales capabilities with more sales personnel and sales incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $2,422,000 in the quarter ended June 30, 2008 compared to $1,595,000 in the quarter ended June 30, 2007.  The 52% increase is primarily due to hiring of additional key personnel, salary increases to existing personnel, incentive bonus programs for company employees that are based on the performance of the Company and each operating unit and additional expense recorded for the issuance of restricted stock that is amortized over the vesting period (generally three years).

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $1,006,000 in the second quarter of 2008 and $1,022,000 in the same quarter last year, a 2% decrease.  These costs are primarily attributable to the costs of developing new products and new customer applications to meet the needs of its served markets.

AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets expense was $268,000 in the quarter ended June 30, 2008 and $258,000 in the same quarter last year.

INTEREST EXPENSE    Interest expense for the first quarter ended June 30, 2008 was $40,000 compared to $185,000 in the quarter ended June 30, 2007.  The 78% decrease in interest is directly attributable to the decrease in outstanding debt obligations and lower interest rates.

INCOME TAXES    Provision for income taxes was $470,000 for the second quarter this year compared to $170,000 in the second quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 34% in the quarters ended June 30, 2008 and 2007, respectively.  The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2008	2007	$	%

Revenues	$46,861	$42,391	$4,470	11%
Cost of products sold	34,295	32,532	1,763	5%
Gross margin	12,566	9,859	2,707	27%
Gross margin percentage	27%	23%	—	—

Operating costs and expenses:
Selling	2,154	1,824	330	18%
General and administrative	4,844	3,617	1,227	34%
Engineering and development	2,002	1,962	40	2%
Amortization of intangible assets	533	514	19	4%
Total operating costs and expenses	9,533	7,917	1,616	20%
Operating income	3,033	1,942	1,091	56%
Interest expense	99	403	(304)	(75)%
Other income (expense), net	(73)	58	(131)	226%
Income before income taxes	2,861	1,597	1,264	79%
Provision for income taxes	936	535	401	75%
Net income	$1,925	$1,062	$863	81%

NET INCOME    The Company had net income of $1,925,000 or $.26 per diluted share for the first six months of 2008 compared to net income of $1,062,000 or $.15 per diluted share for the same six months last year.

EBITDA    EBITDA was $4,729,000 for the six months ended June 30, 2008 compared to $3,709,000 for the six months ended June 30, 2007.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES    Revenues were $46,861,000 for the six months ended June 30, 2008 compared to $42,391,000 for the six months ended September 30, 2007.  The 11% increase in revenues achieved in the first six months of 2008 reflects a significant change in sales mix from last year.  The increase reflects a 16% increase in sales from our aerospace and defense, medical, distribution and certain markets in our industrial and electronics market segments such as pumps and instruments.  These increases were partially offset by a 9% downturn in vehicle markets.  Vehicle markets were down primarily from recreation related markets such as RVs and marine markets; however, within the vehicles market, sales for LPG fuel systems for automobiles increased.  The downturn in the vehicle market reflects both the adverse effects of the economy and the continued competitive pressure of LCR competitors, which are primarily Chinese competitors.  We are placing an increased emphasis on our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.  The increase in sales in LPG fuel systems for automobiles demonstrates the increasing demand for these products as a result of increasing gasoline prices.

Sales to U.S. customers accounted for 56% and 65% of our sales in the first half of 2008 and 2007, respectively, with the balance to customers primarily in Europe and Canada.  The weakness of the U.S. dollar against the Euro accounted for approximately 5% of the 11% sales increase in the first half of 2008.

GROSS MARGINS    Gross margin as a percentage of revenues for the six months ended June 30, 2008 increased to 27% compared to 22% for the same period last year.  The margin improvement was driven by higher margins from most markets that experienced increased sales and by sales decreases in markets where we achieve lower margins, continuous improvement in efficiencies and reduction of costs, and higher quantity of production from our Asian contract manufacturing facility.

SELLING EXPENSES    Selling expenses for the six months ended June 30 were $2,154,000 compared to $1,824,000 for 2008 and 2007, respectively.  This 18% increase is primarily due to increased efforts to strengthen our sales capabilities with more sales personnel and incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $4,844,000 in the six months ended June 30, 2008 compared to $3,617,000 in the six months ended June 30, 2006.  The 34% increase is primarily due to hiring of additional key personnel, salary increases to existing personnel, incentive bonus programs for company employees that are based on the performance of the Company and each operating unit and additional expense recorded for the issuance of restricted stock that is amortized over the vesting period (generally three years).

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $2,002,000 in the six months ended June 30, 2008 compared to $1,962,000 in the same six months last year.  The Company continues to focus resources on new product designs to meet the needs of its served markets.

AMORTIZATION    Amortization expense was $533,000 in the six months ended June 30, 2008 and $514,000 in the same six months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE    Interest expense for the six months ended June 30, 2008 was $99,000 compared to $403,000 in the six months ended June 30, 2007.  The 75% decrease in interest is directly attributed to the lower interest rates under the Company’s new credit agreement, as well as a decrease in outstanding debt obligations.

INCOME TAXES    Provision for income taxes was $936,000 for the first six months this year compared to $535,000 in the same six months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 34% in the six months ended June 30, 2008 and 2007, respectively.  The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions.

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

The Company’s calculation of EBITDA for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Net income	$1,001	$347	$1,925	$1,062
Interest expense	40	185	99	403
Provision for income tax	470	170	936	535
Depreciation and amortization	889	864	1,769	1,709
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$2,400	$1,566	$4,729	$3,709

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $1,369,000 during the first six months of 2008 to a balance of $1,903,000 at June 30, 2008. This increase compares to a $729,000 increase for the same period last year. During the first six months of 2008, operations provided $2,481,000 in cash compared to $1,346,000 during the first six months of 2007.  The increase in cash provided from operations of $1,135,000 is primarily due to higher net income as a result of higher sales and improved margins, a decrease in our prepaids primarily due to the timing of the payments made, and increased employee incentive accruals as compared to the first six months of 2007, partially offset by an increase in receivables due to the increased sales.

Net cash used in investing activities was $682,000 and $828,000 for the first six months of 2008 and 2007, respectively, which is all related to the purchase of property and equipment.

Net cash used in financing activities was $479,000 for the six months ended June 30, 2008 compared to cash provided of $206,000 for the same period last year. The change is primarily due to paydowns of debt that have occurred in the first half of 2008, partially offset by higher proceeds from stock transactions under employee benefit stock plans.

At June 30, 2008, the Company had $3,200,000 of debt obligations representing borrowings on the bank term loan.  In the second quarter of 2008, the Company paid off the remaining portion of the line-of-credit.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The interest rates on the Company’s credit facilities are variable rates based on one or more interest rate indices. The interest rates in effect as of June 30, 2008 were 3.19% on the term loan. Under the Company’s credit agreement, the interest rate on the Company’s outstanding debt can be fixed for terms of one, three, or six months at specified amounts not to exceed the total outstanding loan amount.  Management monitors market interest rates in efforts to minimize interest expense of the Company.  As of June 30, 2008, the interest rate for all of the Company’s outstanding debt is on a one-month contract, with the option to change the term upon the renewal of each contract.  As of June 30, 2008, the amount available under the lines-of-credit was approximately $15.7 million.

The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at June 30, 2008.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of June 30, 2008. The amount available under the overdraft facility was € 300,000 ($474,000 at June 30, 2008 exchange rate).

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 142.  SFAS No. 142 provides a fair value test to evaluate goodwill and long-lived asset impairment.  As part of the review, the Company estimates fair value based on future cash flows.  Depending upon future assessments of fair value and estimated future cash flows, there could be impairment recorded related to goodwill and other long-lived assets.

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company’s earnings for the remainder of the year by approximately $100,000, and net assets by approximately $650,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATE:	August 13, 2008	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer