Form 10-Q
period 2008-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2008-11-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of Shares of the only class of Common Stock outstanding:  7,306,274 as of November 5, 2008

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Current Assets:
Cash and cash equivalents	$3,498	$534
Trade receivables, net of allowance for doubtful accounts of $212 and $254 at September 30, 2008 and December 31, 2007, respectively	11,569	10,223
Inventories, net	11,182	11,000
Deferred income taxes	470	724
Prepaid expenses and other	1,289	1,171
Total Current Assets	28,008	23,652
Property, plant and equipment, net	10,361	11,133
Goodwill and intangible assets	15,887	16,722
Total Assets	$54,256	$51,507

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	805	827
Accounts payable	5,931	5,197
Accrued liabilities and other	4,611	4,563
Income taxes payable	736	669
Total Current Liabilities	12,083	11,256
Debt obligations, net of current portion	2,200	3,595
Deferred income taxes	1,285	1,452
Pension and post-retirement obligations	1,127	1,207
Total Liabilities	16,695	17,510

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,306 and 6,942 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	17,902	16,746
Retained earnings	17,928	15,297
Other comprehensive income	1,731	1,954
Total Stockholders’ Investment	37,561	33,997
Total Liabilities and Stockholders’ Investment	$54,256	$51,507

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues	$21,538	$20,901	$68,399	$63,292
Cost of products sold	16,034	15,613	50,329	48,145
Gross margin	5,504	5,288	18,070	15,147

Operating costs and expenses:
Selling	1,134	959	3,288	2,783
General and administrative	2,097	1,860	6,941	5,477
Engineering and development	1,041	999	3,043	2,961
Amortization of intangible assets	264	259	797	773
Total operating costs and expenses	4,536	4,077	14,069	11,994
Operating income	968	1,211	4,001	3,153

Other income (expense), net:
Interest expense	(33)	(153)	(132)	(556)
Other income (expense), net	115	(3)	42	55
Total other income (expense), net	82	(156)	(90)	(501)
Income before income taxes	1,050	1,055	3,911	2,652
Provision for income taxes	(346)	(369)	(1,282)	(904)

Net income	$704	$686	$2,629	$1,748

Basic net income per share:
Net income per share	$0.10	$0.10	$0.36	$0.26
Basic weighted average common shares	7,305	6,655	7,253	6,620
Diluted net income per share:
Net income per share	$0.09	$0.10	$0.35	$0.24
Diluted weighted average common shares	7,473	7,099	7,426	7,147

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$2,629	$1,748
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,648	2,607
Other	672	678
Changes in assets and liabilities:
Trade receivables	(1,508)	(1,857)
Inventories, net	(409)	(1,087)
Prepaid expenses and other	(128)	(356)
Accounts payable	813	1,599
Accrued liabilities and other	67	(864)
Net cash provided from operating activities	4,784	2,468

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,121)	(977)
Net cash used in investing activities	(1,121)	(977)

Cash Flows From Financing Activities:
(Repayments) on lines-of-credit, net	(824)	(683)
Borrowings on term loans	—	4,000
Repayments on term loans	(600)	(4,981)
Repayment of capital lease obligations	(22)	(89)
Stock transactions under employee benefit stock plans	806	211
Debt issuance costs	—	(142)
Net cash used in financing activities	(640)	(1,684)

Effect of foreign exchange rate changes on cash	(59)	28

Net increase (decrease) in cash and cash equivalents	2,964	(165)

Cash and cash equivalents at beginning of period	534	669

Cash and cash equivalents at September 30	$3,498	$504

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2008	December 31, 2007
Parts and raw materials	$8,398	$8,326
Work-in process	2,449	2,002
Finished goods	1,997	2,433
	12,844	12,761
Less reserves	(1,662)	(1,761)
Inventories, net	$11,182	$11,000

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$332	$332
Building and improvements	4,744	4,685
Machinery, equipment, tools and dies	17,135	16,336
Furniture, fixtures and other	2,470	2,349
	24,681	23,702
Less accumulated depreciation	(14,320)	(12,569)
Property, Plant and Equipment, net	$10,361	$11,133

4.              Stock-Based Compensation

The Company’s stock incentive plans provide for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

All stock options were fully vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during the three and nine months ended September 30, 2008 or 2007.

The following is a summary of option activity, during the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	843,200	$3.75	2.6
Forfeited	(6,000)	$4.99
Exercised	(248,250)	$2.56		$517,000
Outstanding at end of Period	588,950	$4.23	2.5	$629,000

Exercisable at end of period	588,950	$4.23	2.5	$629,000

There have been no options granted since October 2004.

Restricted Stock

On February 18, 2008 and July 30, 2008, 84,950 and 2,000 shares of unvested restricted stock were awarded with a value of $4.89 and $5.43 per share, respectively.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s stock incentive plans.  During the three months ended September 30, 2008 and 2007, compensation expense, net of forfeitures, of $84,000 and $55,000 was recorded, respectively.    During the nine-months ended September 30, 2008 and 2007, compensation expense, net of forfeitures, of $250,000 and $142,000 was recorded, respectively.

The following is a summary of restricted stock activity during the nine months ended September 30, 2008:

Number of Shares
Outstanding at beginning of period	119,460
Granted	86,950
Forfeited	(2,447)
Vested	(52,467)
Outstanding at end of Period	151,496

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the three months ended September 30, 2008 and 2007 was 168,000 and 444,000 shares, respectively. The dilutive effect of outstanding awards for the nine months ended September 30, 2008 and 2007 was 173,000 and 527,000 shares, respectively.  Stock options to purchase 139,000 and 55,000 shares of common stock were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2008 and 2007, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2008	2007	2008	2007

Revenues derived from foreign subsidiaries	$6,621	$5,122	$21,135	$15,789
Identifiable assets	$12,777	$10,974	$12,777	$10,974

Sales to customers outside of the United States by all subsidiaries were $9,736,000 and $7,733,000 during the three months ended September 30, 2008 and 2007, respectively, and $30,217,000 and $22,554,000 for the nine months ended September 30, 2008 and 2007, respectively.

During the three and nine months ended September 30, 2008 and 2007, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income	$704	$686	$2,629	$1,748
Foreign currency translation adjustment	(770)	328	(223)	429
Comprehensive (loss) income	$(66)	$1,014	$2,406	$2,177

8.              Goodwill and Intangible Assets

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the   following intangible assets (in thousands):

	September 30, 2008	December 31, 2007	Estimated Life
Goodwill	$12,293	$12,343
Amortizable intangible assets
Customer lists	4,567	4,589	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,693	2,713	8 years
Patents	24	—
Accumulated amortization	(5,030)	(4,263)
Total intangible assets	3,594	4,379
Total goodwill and intangible assets	$15,887	$16,722

The change in the carrying amount of goodwill for 2008 is as follows (in thousands):

September 30, 2008
Balance at beginning of period	$12,343
Effect of foreign currency translation	(50)
Balance at end of period	$12,293

Amortization expense for intangible assets was $264,000 and $259,000 for the three months ended September 30, 2008 and 2007, respectively, and $797,000 and $773,000 for the nine months ended September 30, 2008 and 2007, respectively.

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Credit Agreement (at variable rates)
Term Loan, 3.24% as of September 30, 2008	$3,000	$3,600
Revolving line-of-credit	—	795
Capital lease obligations	5	27
Total	3,005	4,422
Less current maturities	(805)	(827)
Long-term debt obligations	$2,200	$3,595

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company was in compliance with all covenants at September 30, 2008.

At September 30, 2008, approximately $15.3 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

10.       Subsequent Event

On October 11, 2008, our manufacturing facility for Computer Optical Products (COPI), located in Chatsworth, California, sustained heavy damage from a fire. The damaged facility is leased by COPI.  The Company is fully insured for damage to its assets and for any loss of profits consequent to the business interruption due to the fire.  We expect the property insurance proceeds, which are based on replacement cost, to exceed the net book value of the damaged assets.  The gain or loss as a result of the fire and any business interruption recoveries will be recognized in subsequent periods as recoverable amounts are determined and finalized with the insurance company.

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

The Company has made considerable progress in implementing its corporate strategy, with the driving force of “Applied Motion Technology/Know How”. The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

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

Operating Results

Quarter Ended September 30, 2008 compared to Quarter Ended September 30, 2007

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2008	2007	$	%

Revenues	$21,538	$20,901	$637	3%
Cost of products sold	16,034	15,613	421	3%
Gross margin	5,504	5,288	216	4%
Gross margin percentage	26%	25%	—	—

Operating costs and expenses:
Selling	1,134	959	175	18%
General and administrative	2,097	1,860	237	13%
Engineering and development	1,041	999	42	4%
Amortization of intangible assets	264	259	10	2%
Total operating costs and expenses	4,536	4,077	459	11%
Operating income	968	1,211	(243)	(20)%
Interest expense	33	153	(120)	(78)%
Other income (expense), net	115	(3)	118	3933%
Income before income taxes	1,050	1055	(5)	0%
Provision for income taxes	346	369	(23)	(6)%
Net income	$704	$686	$18	3%

NET INCOME    The Company had net income of $704,000 or $.09 per diluted share for the third quarter of 2008 compared to net income of $686,000 or $.10 per diluted share for the same quarter last year, a 3% increase in net income and a 10% decrease in diluted EPS.

EBITDA    EBITDA was $1,962,000 for the third quarter of 2008 compared to $2,106,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES    Revenues were $21,538,000 in the quarter ended September 30, 2008 compared to $20,901,000 for the quarter ended September 30, 2007.  The 3% increase in revenues achieved in the third quarter of 2008 reflects a significant change in sales mix from last year. Our 3% increase in revenues are primarily due to an 18% increase in sales into our aerospace and defense, medical, distribution and certain markets in our industrial and electronics market segments such as pumps and industrial automation, partially offset by a 15% downturn in construction related markets such as industrial and machine tools, material handling and recreation related markets such as RVs and marine markets.  The downturn in these markets reflects both the adverse effects of the economy and the effects of the competitive pressure of LCR competitors which are primarily Chinese competitors.

Sales to U.S. customers accounted for 55% of our sales for the quarter, with the balance of our sales to customers primarily in Europe, Canada and Asia.  Sales to our U.S. customers were down 10% for the quarter ended September 30, 2008 compared to the same quarter last year, while sales to customers outside of the U.S. are up 26% for the quarter ended September 30, 2008 compared to the same quarter last year. 2.8% of the 3% increase in sales was due to the weakness of the U.S. dollar against the Euro.

ORDER BACKLOG    At September 30, 2008, order backlog was $27,846,000 which is down 7% from the same time last year and down 13% from the backlog at December 31, 2007.  This decrease in backlog is being driven by the worsening global economic conditions.

GROSS MARGINS    Gross margin as a percentage of revenues was 26% and 25% for the quarters ended September 30, 2008 and 2007, respectively.  The margin improvement was driven by higher margins from most markets that experienced increased sales and by sales decreases in markets where we achieve lower margins, continuous improvement in efficiencies and reduction of costs, and higher quantity of production from our Asian contract manufacturing facility.

SELLING EXPENSES   Selling expenses in the third quarter were $1,134,000 compared to $959,000 for the third quarter last year.  The 18% increase is primarily due to strengthening our sales capabilities with more sales personnel and sales incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,097,000 in the quarter ended September 30, 2008 compared to $1,860,000 in the quarter ended September 30, 2007.  The 13% increase is primarily due to hiring of additional key personnel, salary increases to existing personnel, incentive bonus programs for company employees that are based on the performance of the Company and each operating unit and additional expense recorded for the issuance of restricted stock that is amortized over the vesting period (generally three years).

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,041,000 in the third quarter of 2008 and $999,000 in the same quarter last year, a 4% increase.  This 4% increase is primarily due to strengthening of our engineering capabilities to develop new products and new customer applications to meet the needs of our served markets.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $264,000 in the quarter ended September 30, 2008 and $259,000 in the same quarter last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the quarter ended September 30, 2008 was $33,000 compared to $153,000 in the quarter ended September 30, 2007.  The 78% decrease in interest is directly attributable to the decrease in outstanding debt obligations and lower interest rates.

OTHER INCOME (EXPENSE)  Other Income for the quarter ended September 30, 2008 was $115,000 as opposed to an expense of $3,000 for the same quarter last year.  This change was primarily due to proceeds received during the third quarter from a class action lawsuit in which the Company was involved.

INCOME TAXES   Provision for income taxes was $346,000 for the third quarter this year compared to $369,000 in the third quarter last year.  The effective rate used to record income taxes is based on projected income for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 33% and 35% in the quarters ended September 30, 2008 and 2007, respectively.  The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2008	2007	$	%

Revenues	$68,399	$63,292	$5,107	8%
Cost of products sold	50,329	48,145	2,184	5%
Gross margin	18,070	15,147	2,923	19%
Gross margin percentage	26%	24%	—	—

Operating costs and expenses:
Selling	3,288	2,783	505	18%
General and administrative	6,941	5,477	1,464	27%
Engineering and development	3,043	2,961	82	3%
Amortization of intangible assets	797	773	24	3%
Total operating costs and expenses	14,069	11,994	2,075	17%
Operating income	4,001	3,153	848	27%
Interest expense	132	556	(424)	(76)%
Other income (expense), net	42	55	(13)	(24)%
Income before income taxes	3,911	2,652	1,259	47%
Provision for income taxes	1,282	904	378	50%
Net income	$2,629	$1,748	$881	50%

NET INCOME    The Company had net income of $2,629,000 or $.35 per diluted share for the first nine months of 2008 compared to net income of $1,748,000 or $.24 per diluted share for the same nine months last year.

EBITDA  EBITDA was $6,691,000 for the nine months ended September 30, 2008 compared to $5,815,000 for the nine months ended September 30, 2007.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES    Revenues were $68,399,000 for the nine months ended September 30, 2008 compared to $63,292,000 for the nine months ended September 30, 2007.  The 8% increase in revenues achieved for the nine months ended September 2008 reflects a significant change in sales mix from last year. Our 8% increase in revenues are primarily due to a 17% increase in sales into various markets, including aerospace and defense, medical, distribution and certain markets in our industrial and electronics market segments such as pumps and industrial automation.  These increases were partially offset by a 9% downturn in various markets, including construction related markets such as industrial and machine tools, material handling and recreation related markets such as RVs and marine markets.  The downturn in these markets reflects both the adverse effects of the economy and the effects of the competitive pressure of LCR competitors which are primarily Chinese competitors.

Sales to U.S. customers accounted for 56% of our sales for the nine months ended September 30, 2008, with the balance of our sales to customers primarily in Europe, Canada and Asia.  Sales to our U.S.

customers were down 6% for the nine months ended September 30, 2008 compared to the same nine months last year, while sales to customers outside of the U.S. are up 34% for the nine months ended September 30, 2008 compared to the same nine months last year.  For the first nine months of 2008 compared to the same period of 2007, 4% of the 8% increase in sales was due to the weakness of the U.S. dollar against the Euro.

GROSS MARGINS    Gross margin as a percentage of revenues for the nine months ended September 30, 2008 increased to 26% compared to 24% for the same period last year.  The margin improvement was driven by higher margins from most markets that experienced increased sales and by sales decreases in markets where we achieve lower margins, continuous improvement in efficiencies and reduction of costs, and higher quantity of production from our Asian contract manufacturing facility.

SELLING EXPENSES   Selling expenses for the nine months ended September 30 were $3,288,000 compared to $2,783,000 for 2008 and 2007, respectively.  This 18% increase is primarily due to strengthening our sales capabilities with more sales personnel and sales incentive programs for our sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $6,941,000 for the nine months ended September 30, 2008 compared to $5,477,000 for the nine months ended September 30, 2007.  The 27% increase is primarily due to hiring of additional key personnel, salary increases to existing personnel, incentive bonus programs for company employees that are based on the performance of the Company and each operating unit, as well as additional expense recorded for the issuance of restricted stock that is amortized over the vesting period (generally three years).

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $3,043,000 for the nine months ended September 30, 2008 compared to $2,961,000 for the same nine months last year.  This 3% increase is primarily due to strengthening of our engineering capabilities to develop new products and new customer applications to meet the needs of our served markets.

AMORTIZATION   Amortization expense was $797,000 in the nine months ended September 30, 2008 and $773,000 for the same nine months last year.  These costs relate to the amortizable intangible assets acquired in the Motor Products, Stature and Premotec acquisitions.

INTEREST EXPENSE   Interest expense for the nine months ended September 30, 2008 was $132,000 compared to $556,000 for the nine months ended September 30, 2007.  The 76% decrease in interest is directly attributed to the lower interest rates under the Company’s new credit agreement, as well as a decrease in outstanding debt obligations.

INCOME TAXES   Provision for income taxes was $1,282,000 for the first nine months this year compared to $904,000 for the same nine months last year.  The effective rate used to record income taxes is based on projected income for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 33% and 34% in the nine months ended September 30, 2008 and 2007, respectively.  The lower effective tax rate for the current year is primarily because a greater portion of the Company’s income was derived from a foreign jurisdiction with a lower tax rate than domestic jurisdictions.

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

The Company’s calculation of EBITDA for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Net income	$704	$686	$2,629	$1,748
Interest expense	33	153	132	556
Provision for income tax	346	369	1,282	904
Depreciation and amortization	879	898	2,648	2,607
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$1,962	$2,106	$6,691	$5,815

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $2,964,000 during the first nine months of 2008 to a balance of $3,498,000 at September 30, 2008. This increase compares to a decrease of $165,000 for the same period last year. During the first nine months of 2008, operations provided $4,784,000 in cash compared to $2,468,000 during the first nine months of 2007.   The increase in cash provided from operations of $2,316,000 is primarily due to higher net income as a result of higher sales and improved margins, higher accounts receivable turnover in the current year due to improved collections on sales, smaller increases in the inventory balances due to timing differences of inventory receipts as well as lower backlog of orders due to the recent softening of the economy.

Net cash used in investing activities was $1,121,000 and $977,000 for the first nine months of 2008 and 2007, respectively, which is all related to the purchase of property and equipment.

Net cash used in financing activities was $640,000 for the nine months ended September 30, 2008 compared to cash used of $1,684,000 for the same period last year. The change is primarily due to higher paydown of debt in 2008, higher proceeds from stock transactions under employee benefit stock plans in 2008, and debt issuance costs that were paid in 2007 as part of the debt refinancing in the second quarter of 2007.

At September 30, 2008, the Company had $3,000,000 of debt obligations representing borrowings on the bank term loan.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The interest rates on the Company’s credit facilities are variable rates based on one or more interest rate indices. The interest rates in effect as of September 30, 2008 were 3.24% on the term loan. Under the Company’s credit agreement, the interest rate on the Company’s outstanding debt can be fixed for terms of one, three, or six months at specified amounts not to exceed the total outstanding loan amount.  Management monitors market interest rates in efforts to minimize interest expense of the Company.  As of

September 30, 2008, the interest rate for all of the Company’s outstanding debt is on a one-month contract, with the option to change the term upon the renewal of each contract.   As of September 30, 2008, the amount available under the lines-of-credit was approximately $15.3 million.

The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at September 30, 2008.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of September 30, 2008. The amount available under the overdraft facility was € 300,000 ($433,000 at September 30, 2008 exchange rate).

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar would not materially affect the Company’s earnings for the remainder of the year. A 10% change in the Euro vs. the U.S. dollar would affect net assets by approximately $870,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered shares of its common stock sold by the Company during the third quarter ended September 30, 2008.

The following table shows the purchases by the Company of its registered common stock during the third quarter ended September 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
Sep. 1- Sep. 30, 2008	1,964	$5.30

(1)   The shares included in the table above were withheld from shares otherwise issuable to participants in the Company’s stock incentive plans to satisfy income and other tax withholding requirements.

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

DATE:	November 14, 2008	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Executive Officer and
Chief Financial Officer