Form 10-K
period 2008-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2009-03-19
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

         Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value Nasdaq Global Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $35,200,000.

Number of shares of the only class of Common Stock outstanding: 7,578,694 as of March 19, 2009

DOCUMENTS INCORPORATED BY REFERENCE

         Notice and Proxy for 2009 Annual Meeting of Shareholders

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include those associated with the present economic recession in the United States and throughout Europe, general business and economic conditions in the Company's motion markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company's contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.    Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates primarily in the United States and Europe. Allied Motion utilizes its underlying core "Electro-magnetic, Mechanical and Motion Technology/Know How" to provide compact, high performance products as solutions to a variety of motion applications. The Company is engaged in the business of designing, manufacturing and selling motor, servo motion and optical encoder products to a broad spectrum of customers throughout the world. The Company's products are manufactured at our facilities as well as contract manufacturing facilities in China and Eastern Europe.

        Examples of the end products using Allied Motion's technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM's).

        Allied Motion is organized into five subsidiaries: Emoteq Corporation (Emoteq—Tulsa, OK), Computer Optical Products, Inc. (COPI—Chatsworth, CA), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY) and Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands). To provide additional production support of its subsidiaries, Allied Motion also has contract production capabilities in Slovakia and China.

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

        COPI manufactures high resolution encoders, precision high resolution servo motors and integrated motor/encoder assemblies. COPI's primary markets are in aerospace and defense as well as telecommunications, semiconductor and scanning equipment manufacturing. Applications include missile seeker heads, flight surface controls, tunable lasers, spectrum analyzers, wavemeters, programmable attenuators and 3D scanners.

        Motor Products has been a motor producer for more than eighty years and is a vertically integrated manufacturer of customized, highly engineered fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. The motors are used in mobile HVAC systems, actuation systems, and specialty and general purpose pumps in a variety of markets including trucks, buses, boats, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

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

Sales to Large Customers

        During years 2008 and 2007, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        The Company's backlog at December 31, 2008 consisted of sales orders totaling approximately $23,570,000 while backlog at December 31, 2007 was $32,060,000. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2008 and 2007 were $4,009,000 and $3,963,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

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

Employees

        At December 31, 2008 the Company had approximately 425 full-time employees.

Available Information

        The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

        The Company has adopted a Code of Ethics for its chief executive officer, president and senior financial officers regarding their obligations in the conduct of Company affairs. The Company has also adopted a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on the Company's website. The Company intends to disclose on its website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 23 Inverness Way East, Suite 150, Englewood, CO 80112-5711, Attention: Secretary.

Item 2.    Properties.

        As of December 31, 2008, the Company occupies facilities as follows:

Description/Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Chatsworth, California	19,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 17, 2009 was 578. The Company did not pay or declare any dividends during years 2008 and 2007, and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq.

	Price Range
	High	Low
YEAR ENDED DECEMBER 31, 2007
First Quarter	$7.94	$5.02
Second Quarter	7.44	5.75
Third Quarter	7.89	4.01
Fourth Quarter	5.07	4.25
YEAR ENDED DECEMBER 31, 2008
First Quarter	$5.28	$4.06
Second Quarter	5.90	4.31
Third Quarter	5.80	5.00
Fourth Quarter	5.39	1.42

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	588,950	$4.23	258,881

PERFORMANCE GRAPH

        The following performance graph reflects change in the Company's cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for the period of five years ended December 31, 2008.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Allied Motion Technologies Inc. The NASDAQ Composite Index
And Electrical Industrial Apparatus

*
$100 invested on 12/3/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Allied Motion Technologies Inc.	100	184	106	175	118	51
NASDAQ Composite	100	110	113	127	138	80
Electrical Industrial Apparatus	100	98	88	113	128	70

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2004 through 2008; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2008	2007	2006	2005	2004
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$85,967	$84,559	$82,768	$74,302	$62,738

Net income	$2,909	$2,396	$1,931	$923	$2,250

Diluted income per share	$.39	$.33	$.28	$.13	$.36

        Stature and Premotec were acquired in 2004. The first full year of revenues for these technical units is 2005.

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$52,780	$51,507	$52,612	$53,337	$54,280
Total current and long-term debt	$2,800	$4,422	$9,829	$12,081	$14,407

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. Examples of the end products using Allied Motion's technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs and covers), they provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM's).

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

        The Company has made considerable progress in implementing its corporate strategy, with the driving force of "Electro-magnetic, Mechanical and Motion Technology/Know How". The Company's commitment to Allied's Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

Outlook

        Allied Motion had a good year in 2008 despite the devastating fire that occurred at our Chatsworth, CA plant in October and the fall off of our business in the fourth quarter caused by the global economic downturn. In response to the economic downturn, we have and will continue to take actions to mitigate its adverse effects including reductions in costs and expenses. While we cannot predict how long the current worldwide economic slowdown will last or how severely it will impact us and our customers, we will continue to monitor market conditions and allocate resources appropriately to meet our current needs and prepare for growth.

        The Company has a strong balance sheet, with a cash position that exceeds outstanding debt. While we will continue to make necessary adjustments, we have not cut our resources in electro-magnetic, mechanical and electronic design capabilities to provide solutions that "raise the bar" with our customers and provide important differentiating factors against our competition. Our broad market diversification provides an opportunity to grow some markets even while some are flat or experiencing decline. As certain markets are more recession proof than others, we will continue to make investments in the markets we believe to be less affected in a recession than others.

        One of the Company's major challenges is to maintain and improve price competitiveness. The Company's customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at sub-contract manufacturing facilities in China and Slovakia. The Company will continue to identify opportunities where production in low cost regions can improve profitability while delivering the same high quality products.

        The Company's products contain certain metals, and the Company experiences fluctuations in the costs of these metals, particularly copper, steel and zinc, which are all key materials in our products. The Company has reacted by aggressively sourcing material at lower costs from Asian markets and by passing on surcharges and price increases to our customers.

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

        The Company is moving forward with a ONE TEAM sales force to more effectively leverage resources utilizing a company wide sales organization. With the ONE TEAM sales force selling all the Company's products, our expectation is that this capability provides opportunities to increase sales from existing customers and secure new business opportunities.

        Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Year 2008 compared to 2007

	For the year ended December 31,		Increase (decrease)
(in thousands)	2008	2007	$	%
Revenues	$85,967	$84,559	$1,408	2%
Cost of products sold	63,801	63,952	(151)	0%

Gross margin	22,166	20,607	1,559	8%

Gross margin percentage	26%	24%	—	—

Operating costs and expenses:
Selling	4,256	3,611	645	18%
General and administrative	8,543	7,776	767	10%
Engineering and development	4,009	3,963	46	1%
Fire related losses	1,200	—	1,200	100%
Insurance recoveries	(1,357)	—	(1,357)	100%
Amortization of intangible assets	1,052	1,033	19	2%

Total operating costs and expenses	17,703	16,383	1,320	8%

Operating income	4,463	4,224	238	6%
Interest expense	(177)	(699)	(522)	(75)%
Other income	30	58	(28)	(48)%

Total other expenses, net	147	641	(494)	(77)%

Income before income taxes	4,316	3,583	733	20%
Provision for income taxes	1,407	1,187	220	19%

Net income	$2,909	$2,396	$513	21%

        NET INCOME    The Company achieved net income of $2,909,000 or $.39 per diluted share for 2008 compared to $2,396,000 or $.33 per diluted share for 2007.

        EBITDA    EBITDA was $8,006,000 for 2008 compared to $7,754,000 for 2007. EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA.

        REVENUES    Revenues were $85,967,000 in 2008 compared to $84,559,000 in 2007. This 2% increase is primarily attributable to the weakness of the U.S. dollar against the Euro. The Company's revenues in 2008 reflect a significant change in sales mix from last year. During 2008, sales into our aerospace and defense, medical, distribution and certain markets in our industrial and electronics market segments such as pumps experienced growth, whereas sales into construction related markets such as industrial and machine tools, material handling and recreation related markets such as RVs and marine markets were down compared to 2007. The downturn in these markets reflects both the adverse effects of the economy and the effects of the competitive pressure of LCR competitors which are primarily Chinese competitors.

        Sales to U.S. customers accounted for 56% of our sales in 2008, with the balance to customers primarily in Europe and Canada. Sales to U.S. customers were down 10% for 2008 and sales to customers outside the U.S. were up 20%.

        BACKLOG    The Company's backlog at December 31, 2008 consisted of sales orders totaling approximately $23,570,000 while backlog at December 31, 2007 was $32,060,000 reflecting a 26%

decrease from the same time last year. The economic downturn started to have an adverse effect on the Company earlier in the year in certain markets. In the fourth quarter, the downturn adversely affected most of our markets to varying degrees. Management has and will continue to take actions to mitigate the adverse effects the economic downturn has on the Company. In addition, management is diligently working to adjust costs and expenses to keep them in line with the changes in revenues.

        GROSS MARGINS    Gross margin as a percentage of revenues was 26% for 2008 and 24% for 2007. The margin improvement was driven by higher margins from most markets that experienced increased sales and by sales decreases in markets where we achieve lower margins, continuous improvement in efficiencies and reduction of costs, and higher quantity of production from our Asian contract manufacturing facility.

        SELLING EXPENSES    Selling expenses were $4,256,000 and $3,611,000 in 2008 and 2007, respectively. The 18% increase in selling expenses is primarily due to increased efforts to strengthen our sales capabilities with more sales personnel and sales incentive programs for our sales personnel. Selling expense as a percentage of revenues increased to 5.0% in 2008 compared to 4.3% last year.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $8,543,000 in 2008 compared to $7,776,000 in 2007. The 10% increase is primarily due to hiring of additional key personnel, salary increases to existing personnel, incentive bonus programs for company employees that are based on the performance of the Company and each operating unit and additional expense recorded for the issuance of restricted stock that is amortized over the vesting period (generally three years).

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $4,009,000 and $3,963,000 for 2008 and 2007, respectively. Costs incurred are primarily for strengthening our engineering capabilities to develop new products and new customer applications to meet the needs of our served markets.

        FIRE RELATED LOSSES AND INSURANCE RECOVERIES    On October 11, 2008, the manufacturing facility for Computer Optical Products (COPI), located in Chatsworth, California, sustained heavy damage from a fire. The damaged facility was being leased by COPI. The Company is fully insured for the replacement of the assets damaged in the fire and for loss of profits consequent to the business interruption due to the fire. The Company had insurance recoveries of $1,357,000, which represents the replacement cost of property and equipment damaged as a result of the fire, the cost of inventory damaged in the fire, and other cleanup costs that occurred as a result of the fire. The Company had fire related losses of $1,200,000, which include the writeoff of damaged property and equipment, damaged inventory, and other cleanup and business interruption costs that occurred as a result of the fire. Any additional gains or losses as a result of the fire and any business interruption recoveries will be recognized in subsequent periods as recoverable amounts are determined and finalized with the insurance company.

        AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets was $1,052,000 in 2008 and $1,033,000 in 2007.

        INTEREST EXPENSE    Interest expense was $177,000 and $699,000 for 2008 and 2007, respectively. The 75% decrease in interest is directly attributed to the decrease in outstanding debt obligations and lower interest rates.

        INCOME TAXES    The provision for income taxes was $1,407,000 for year 2008 compared to $1,187,000 for 2007. The effective rate differs from the statutory amounts primarily due to the impact of differences in state and foreign tax rates. The effective income tax rate as a percentage of income before income taxes was 33% in 2008 and 2007.

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

        The Company's calculation of EBITDA for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	For the year ended December 31,
	2008	2007
Net income	$2,909	$2,396
Interest expense	177	699
Provision for income tax	1,407	1,187
Depreciation and amortization	3,513	3,472

Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$8,006	$7,754

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents increased $3,662,000 during 2008 to a balance of $4,196,000 at December 31, 2008. This increase compares to a decrease of $135,000 for the same period last year. During 2008, operations provided $6,640,000 in cash compared to $5,856,000 during 2007. The increase in cash provided from operations of $784,000 is primarily due to higher net income as a result of improved margins and lower inventory balances due to lower backlog of orders as a result of the recent softening of the economy.

        Net cash used in investing activities was $2,078,000 and $1,284,000 for 2008 and 2007, respectively, which is all related to the purchase of property and equipment. Approximately $500,000 related to equipment purchased as a result of the fire which occurred at one of our operating facilities (See Note 9 of the Financial Statements).

        Net cash used in financing activities was $824,000 for 2008 compared to $4,738,000 for the same period last year. The change is primarily due to lower paydown of debt in 2008 as a result of lower debt balances in 2008 and debt issuance costs paid in 2007 as part of the debt refinancing in the second quarter of 2007.

        At December 31, 2008, the Company had $2,800,000 of debt obligations representing borrowings on the bank term loan.

        The interest rates on the Company's credit facilities are variable rates based on one or more interest rate indices. The interest rates in effect as of December 31, 2008 were 2.61% on the term loan. Under the Company's credit agreement, which expires in May 2012, the interest rate on the Company's outstanding debt can be fixed for terms of one, three, or six months at specified amounts not to exceed the total outstanding loan amount. Management monitors market interest rates in efforts to minimize interest expense of the Company. As of December 31, 2008, the interest rate for all of the Company's outstanding debt is on a one-month contract, with the option to change the term upon the renewal of each contract. As of December 31, 2008, the amount available under the lines-of-credit was approximately $15.2 million.

        The Company's working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company's credit facilities.

        The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at December 31, 2008.

        The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required. The facility had no outstanding balance as of December 31, 2008. The amount available under the overdraft facility was € 300,000 ($423,000 at the December 31, 2008 exchange rate).

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

Recent Accounting Pronouncements

        In December 2008 the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures About Postretirement Benefit Plan Assets" (FSP No. FAS 132(R)-1). This guidance requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. FSP No. FAS 132(R)-1 is effective for the fiscal year ending December 31, 2009. The Company is in the process of evaluating the impact this guidance will have on our consolidated financial statements.

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

Foreign Currency Risk

        Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company's earnings by approximately $100,000, and net assets by approximately $600,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007. The Company's management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ehrhardt Keefe Steiner & Hottman PC

March 19, 2009
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$4,196	$534
Trade receivables, net of allowance for doubtful accounts of $152 and $254 at December 31, 2008 and 2007, respectively	10,008	10,223
Inventories, net	10,532	11,000
Deferred income taxes	674	724
Prepaid expenses and other	1,265	1,171

Total Current Assets	26,675	23,652
Property, plant and equipment, net	10,567	11,133
Goodwill and intangible assets, net	15,538	16,722

Total Assets	$52,780	$51,507

Liabilities and Stockholders' Investment
Current Liabilities:
Debt obligations	800	827
Accounts payable	5,043	5,197
Accrued liabilities and other	4,453	4,563
Income taxes payable	219	669

Total Current Liabilities	10,515	11,256
Debt obligations, net of current portion	2,000	3,595
Deferred income taxes	906	1,452
Pension and post-retirement obligations	2,503	1,207

Total Liabilities	15,924	17,510
Commitments and Contingencies
Stockholders' Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,304 and 6,942 shares issued and outstanding at December 31, 2008 and 2007, respectively	18,019	16,746
Retained earnings	18,206	15,297
Accumulated other comprehensive income	631	1,954

Total Stockholders' Investment	36,856	33,997

Total Liabilities and Stockholders' Investment	$52,780	$51,507

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31, 2008	For the year ended December 31, 2007
Revenues	$85,967	$84,559
Cost of products sold	63,801	63,952

Gross margin	22,166	20,607
Operating costs and expenses:
Selling	4,256	3,611
General and administrative	8,543	7,776
Engineering and development	4,009	3,963
Fire related losses	1,200	—
Insurance recoveries	(1,357)	—
Amortization of intangible assets	1,052	1,033

Total operating costs and expenses	17,703	16,383

Operating income	4,463	4,224
Other income (expense), net:
Interest expense	(177)	(699)
Other income, net	30	58

Total other expense, net	(147)	(641)

Income before income taxes	4,316	3,583
Provision for income taxes	1,407	1,187

Net income	$2,909	$2,396

Basic net income per share:
Net income per share	$.40	$.36

Basic weighted average common shares	7,268	6,695

Diluted net income per share:
Net income per share	$.39	$.33

Diluted weighted average common shares	7,365	7,247

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT AND
COMPREHENSIVE INCOME

(In thousands)

	Common Stock				Other Comprehensive Income Adjustments
				Retained Earnings		Comprehensive Income
	Shares	Amount	Other
Balances, December 31, 2006	6,533	$15,646	$(177)	$12,901	$1,152
Stock transactions under employee benefit stock plans and option exercises	333	1,079
Issuance of restricted stock, net of forfeitures	76	453	(461)
Stock compensation expense			206
Amount recognized for SFAS No. 158, net of tax					169	$169
Foreign currency translation adjustment					633	633
Net income				2,396		2,396

Comprehensive income						$3,198

Balances, December 31, 2007	6,942	$17,178	$(432)	$15,297	$1,954
Stock transactions under employee benefit stock plans and option exercises	281	942
Issuance of restricted stock, net of forfeitures	81	411	(414)
Stock compensation expense			334
Amount recognized for SFAS No. 158, net of tax					(910)	$(910)
Foreign currency translation adjustment					(413)	(413)
Net income				2,909		2,909

Comprehensive income						$1,586

Balances, December 31, 2008	7,304	$18,531	$(512)	$18,206	$631

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007
Cash Flows From Operating Activities:
Net income	$2,909	$2,396
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,513	3,472
Other	826	892
Changes in assets and liabilities:
Decrease in trade receivables	79	184
Decrease (increase) in inventories	137	(224)
Increase in prepaid expenses and other	(108)	(402)
(Decrease) increase in accounts payable	(86)	211
Decrease in accrued liabilities and other	(185)	(122)
Decrease in income taxes payable	(445)	(551)

Net cash provided by operating activities	6,640	5,856
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,078)	(1,284)

Net cash used in investing activities	(2,078)	(1,284)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(792)	(4,233)
Borrowings on term loans	—	4,000
Repayments on term loans	(800)	(5,181)
Repayments of capital lease obligations	(26)	(109)
Stock transactions under employee benefit stock plans	794	936
Debt issuance costs	—	(151)

Net cash used in financing activities	(824)	(4,738)
Effect of foreign exchange rate changes on cash	(76)	31

Net increase (decrease) in cash and cash equivalents	3,662	(135)
Cash and cash equivalents at beginning of period	534	669

Cash and cash equivalents at end of period	$4,196	$534

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$206	$672
Income taxes	1,623	1,575

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

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2008	December 31, 2007
Parts and raw materials	$8,209	$8,326
Work-in-process	1,957	2,002
Finished goods	1,910	2,433

	12,076	12,761
Less reserves	(1,544)	(1,761)

	$10,532	$11,000

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2008	December 31, 2007
Land		$332	$332
Building and improvements	5-39 years	4,587	4,685
Machinery, equipment, tools and dies	2-8 years	16,263	16,336
Furniture, fixtures and other	3-10 years	2,114	2,349

		23,296	23,702
Less accumulated depreciation		(12,729)	(12,569)

		$10,567	$11,133

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

        Depreciation expense was approximately $2,461,000 and $2,439,000 in 2008 and 2007, respectively.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The testing of impairment requires management to make certain estimates and assumptions. The Company completed its annual analysis of the fair value of its goodwill at October 31, 2008. Due to the deterioration of the global economy, we performed an additional impairment analysis at December 31, 2008, and determined there was no indicated impairment of goodwill. There can be no assurance that future goodwill impairments will not occur.

Intangible Assets

        Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required,

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in 2008 or 2007.

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $284,000 and $306,000 as of December 31, 2008 and 2007, respectively.

        Changes in the Company's reserve for product warranty claims during 2008 and 2007, were as follows (in thousands):

	December 31, 2008	December 31, 2007
Warranty reserve at beginning of the year	$306	$276
Provision	199	171
Warranty expenditures	(211)	(145)
Effect of foreign currency translation	(10)	4

Warranty reserve at end of year	$284	$306

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Compensation and fringe benefits	$3,435	$3,476
Warranty reserve	284	306
Other accrued expenses	734	781

	$4,453	$4,563

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

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 98,000 and 552,000 for the years 2008 and 2007, respectively. Stock options to purchase 264,000 and 55,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2008 and 2007, respectively, since the results would have been anti-dilutive.

Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Fair Values of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amount of the term loan approximates the fair value because the underlying instrument is a variable rate note that reprices frequently.

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

        In July 2007, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company adopted FIN 48 on January 1, 2008. Adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. The Company recognizes income tax related interest and penalties as a component of the provision for income taxes.

Pension and Postretirement Welfare Plans

        SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)", requires gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers' Accounting for Pensions, or No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions to be recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. GOODWILL AND INTANGIBLE ASSETS

        Included in goodwill and intangible assets in the Company's consolidated balance sheets are the following intangible assets (in thousands):

	December 31, 2008	December 31, 2007	Estimated Life
Goodwill	$12,231	$12,343

Amortizable intangible assets:
Customer lists	4,541	4,589	8 years
Trade names	1,340	1,340	10 years
Designs and technologies	2,665	2,713	8 years
Patents	24	—
Accumulated amortization	(5,263)	(4,263)

Total net intangible assets	3,307	4,379

Total goodwill and net intangible assets	$15,538	$16,722

        The change in the carrying amount of goodwill for 2008 is as follows (in thousands):

December 31, 2008
Balance at beginning of period	$12,343
Effect of foreign currency translation	(112)

Balance at end of period	$12,231

        Total amortization expense for intangible assets for the years 2008 and 2007 was $1,052,000 and $1,033,000 respectively. Estimated amortization expense for intangible assets is $1,041,000 for the year ending December 31, 2009, $940,000 for 2010, $800,000 for 2011, $418,000 for 2012, $63,000 for 2013 and $22,000 for 2014.

3. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Credit Agreement (at variable rates)
Term Loan, 2.61% as of December 31, 2008	$2,800	$3,600
Revolving line-of-credit,	—	795
Capital lease obligations	—	27

Total	2,800	4,422
Less current maturities	(800)	(827)

Long-term debt obligations	$2,000	$3,595

        In 2007, the Company entered into a credit agreement to provide term debt of $4 million and revolving credit of up to $11 million and €3 million. The credit agreement has a five year term

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DEBT OBLIGATIONS (Continued)

(maturity date of May 7, 2012). The term debt is payable in twenty equal quarterly installments of $200,000 over the five year term. No principal payments are required on the revolving credit facilities prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices. All borrowings are secured by substantially all the assets of the Company.

        The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at December 31, 2008.

        At December 31, 2008, approximately $15.2 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

        Future maturities of debt obligations under the credit agreement are as follows as of December 31, 2008:

2009	$800
2010	800
2011	800
2012	400

$2,800

4. INCOME TAXES

        The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended December 31, 2008	For the year ended December 31, 2007
Domestic	$970	$945
Foreign	3,346	2,638

Income before income taxes	$4,316	$3,583

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INCOME TAXES (Continued)

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31, 2008	For the year ended December 31, 2007
Current provision:
Domestic	$245	$226
Foreign	975	778

Total current provision	1,220	1,004

Deferred provision (benefit):
Domestic	308	286
Foreign	(121)	(103)

Total deferred provision	187	183

Provision for income taxes	$1,407	$1,187

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2008	For the year ended December 31, 2007
Tax provision, computed at statutory rate	$1,467	$1,218
State tax, net of federal impact	205	177
Nondeductible expenses	19	20
Adjustments to prior year accruals(1)	1	(7)
Effect of foreign tax rate differences	(285)	(221)
Expiration of tax credits	—	4
Change in valuation allowance	—	(4)

Provision for income taxes	$1,407	$1,187

    (1)
    Adjustments relate to the resolution of certain prior year income tax related matters.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2008	December 31, 2007
Current Deferred tax assets:
Allowances and other	$337	$503
Tax credit carryforwards	132	132
Net operating loss carryforwards	419	303

Total deferred tax assets	888	938
Valuation allowance	(214)	(214)

Net current deferred tax assets	$674	$724

Noncurrent:
Deferred tax assets:
Employee benefit plans	901	438
Other	137	26
Deferred tax liabilities:
Property, plant and equipment	(977)	(970)
Goodwill and intangibles	(967)	(925)
Other	—	(21)

Net noncurrent deferred tax liability	$(906)	$(1,452)

        The Company has a domestic net operating loss carryforward of $1,165,000 expiring in 2023 through 2028 and domestic tax credit carryforwards of $132,000 expiring in 2013.

        Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2008. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2008.

        The Company files income tax returns in the U.S. federal, various states and The Netherlands taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2004. The Company is no longer subject to tax examinations in The Netherlands for periods before 2007.

        The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts recognized for income tax related interest and penalties as a component of the provision for income taxes are immaterial for years ended December 31, 2008 and 2007.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCK-BASED COMPENSATION PLANS

Allied Motion Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employee directors of the Company.

        Effective January 1, 2007, the Company implemented FASB Statement No. 123R (Statement 123R) Accounting for Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The cost of share based payments is recognized on a straight-line basis over the vesting period.

        As of December 31, 2008, the Company had 258,881 shares of Common Stock available for grant under stock incentive plans.

Stock Options

        All stock options were fully vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during 2008 or 2007.

        Option activity during years 2007 and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2006	1,245,150	$3.68
Granted	—
Forfeited	(71,250)
Exercised	(330,700)		$676,000

Balance, December 31, 2007	843,200	$3.75
Granted	—
Forfeited	(6,000)
Exercised	(248,250)		$517,000

Balance, December 31, 2008	588,950	$4.23	$18,000

        As of December 31, 2008, all outstanding options are exercisable. Cash received from the exercise of stock options for the years ended December 31, 2008 and 2007 was $626,000 and $792,000, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCK-BASED COMPENSATION PLANS (Continued)

        Exercise prices for options outstanding at December 31, 2008 are as follows:

	Range of Exercise Prices			Total
	$1.77–$2.90	$3.20–$4.83	$5.46–$6.72	$1.77–$6.72
Options Outstanding:
Number of options	95,000	355,450	138,500	588,950
Weighted average exercise price	$1.90	$4.24	$5.83	$4.23
Weighted average remaining contractual life	1.0 years	2.2 years	2.7 years	2.1 years

Restricted Stock

        During 2008 and 2007, 86,950 and 79,100 shares of nonvested restricted stock were awarded with a weighted average value of $4.90 and $5.89 per share, respectively. The value at the date of award is amortized to compensation expense over the related vesting period of approximately three years. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

        Nonvested restricted stock activity during years 2007 and 2008 was as follows:

Number of Nonvested Restricted Shares
Balance, December 31, 2006	69,991
Awarded	79,100
Forfeited	(1,283)
Vested	(28,348)

Balance, December 31, 2007	119,460
Awarded	86,950
Forfeited	(2,880)
Vested	(52,966)

Balance, December 31, 2008	150,564

Share-Based Compensation Expense

Restricted Stock

        During 2008 and 2007, compensation expense net of forfeitures, of $334,000 and $206,000 was recorded, respectively. As of December 31, 2008, there was $512,000 of total unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted average period of 1.9 years.

Allied Motion Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2008 and 2007) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan were $230,000, and $186,000 accrued for 2008 and 2007, respectively. Contributions are used to acquire newly issued shares of the Company.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2008, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities and other" in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2009	$523
2010	451
2011	447
2012	238
2013	177
Thereafter	0

$1,836

        Rental expense was $637,000 and $721,000 in 2008 and 2007, respectively.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with six key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $4,297,000 and $3,877,000, respectively as of December 31, 2008 and 2007. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,987	$4,065
Service cost	93	118
Employee contributions	10	12
Interest cost	248	237
Actuarial gain	(91)	(245)
Benefits paid	(226)	(200)

Projected benefit obligation at end of period	$4,021	$3,987

Change in plan assets:
Fair value of plan assets at beginning of period	$3,880	$3,568
Actual (loss) return on plan assets	(1,103)	269
Employee contributions	10	12
Employer contributions	61	231
Benefits and expenses paid	(226)	(200)

Fair value of plan assets at end of period	$2,622	$3,880

	December 31, 2008	December 31, 2007
Excess of projected benefit obligation over fair value of plan assets	$1,399	$107
Unrecognized (loss) gain	(1,095)	257

Accrued pension cost prior to SFAS No. 158 adjustment	$304	$364
Required incremental (asset) liability under SFAS No. 158	1,095	(257)

Accrued pension cost at end of period	$1,399	$107

        The accumulated benefit obligation for the pension plan was $3,965,000 at December 31, 2008 and $3,905,000 at December 31, 2007.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2009	$247,000
2010	263,000
2011	271,000
2012	279,000
2013	288,000
2014-2018	1,602,000

        Components of net periodic pension expense included in the consolidated statements of operations for years 2008 and 2007 are as follows (in thousands):

	For the year ended December 31, 2008	For the year ended December 31, 2007
Service cost	$93	$118
Interest cost on projected benefit obligation	249	237
Expected return on assets	(342)	(312)

Net periodic pension expense	$0	$43

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2008	December 31, 2007
Discount rate	6.75%	6.50%
Rate of compensation increases	5.00%	5.00%
Increase in Statutory Limits	3.00%	3.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2008	For the year ended December 31, 2007
Discount rate	6.50%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increases	5.00%	5.00%

        The expected long-term rate of return on plan assets for 2009 has been reduced to 8.0%. The performance of the financial markets and changes in interest rates impact the funding obligations under our pension plan. Significant changes in market interest rates and decreases in the fair value of plan assets may increase our funding obligations and adversely impact our results of operations and cash flows in future periods. The recent volatility in global capital markets has resulted in significant declines in the fair value of our pension plan assets during 2008.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The Company expects to contribute approximately $72,000 to the pension plan during 2009.

        The pension plan assets allocation at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Cash equivalents	1%	1%
Equity securities	69%	70%
Fixed income securities	30%	29%

Total	100%	100%

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,100	$1,215
Service cost	21	24
Interest cost	69	72
Actuarial gain	(30)	(149)
Benefits paid, net of participant contributions	(56)	(62)

Accumulated postretirement benefit obligation at end of period	$1,104	$1,100

Accrued postretirement benefit cost at the beginning of period	$2,395	$2,446
Net periodic postretirement (income) cost	(8)	11
Employer contributions	(57)	(62)

Accrued postretirement benefit cost	$2,330	$2,395
Required incremental asset under SFAS No. 158	(1,226)	(1,295)

Accrued postretirement benefit cost at end of period	$1,104	$1,100

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2008 and 2007 are as follows (in thousands):

	For the year ended December 31,
	2008	2007
Service cost	$21	$24
Interest cost	69	72
Amortization of prior service cost	(12)	(12)
Amortization of (gain)	(86)	(73)

Total benefit cost (income)	$(8)	$11

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

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 6.50% as of December 31, 2008 and 2007, respectively. The weighted average

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

discount rate used to determine the net periodic postretirement benefit cost was 6.50% for 2008 and 6.00% for 2007.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2009	$61,000
2010	65,000
2011	64,000
2012	65,000
2013	64,000
2014-2018	354,000

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

        The Company's wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands, is included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the year ended and as of December 31,
	2008	2007
Revenues derived from foreign subsidiaries	$26,058	$21,586
Identifiable assets	12,143	10,677

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SEGMENT INFORMATION (Continued)

        Sales to customers outside of the United States were $37,562,000 and $31,170,000 in years 2008 and 2007, respectively.

        During years 2008 and 2007, no single customer accounted for more than 10% of total revenues.

9. FIRE LOSS AND INSURANCE RECOVERIES

        On October 11, 2008, the manufacturing facility for Computer Optical Products (COPI), located in Chatsworth, California, sustained heavy damage from a fire. The damaged facility was being leased by COPI. The Company is fully insured for the replacement of the assets damaged in the fire and for loss of profits consequent to the business interruption due to the fire. The Company had insurance recoveries of $1,357,000, which represents the replacement cost of property and equipment damaged as a result of the fire, the cost of inventory damaged in the fire, and other cleanup costs that occurred as a result of the fire. The Company had fire related losses of $1,200,000, which include the writeoff of damaged property and equipment, damaged inventory, and other cleanup and business interruption costs that occurred as a result of the fire. Any additional gains or losses as a result of the fire and any business interruption recoveries will be recognized in subsequent periods as recoverable amounts are determined and finalized with the insurance company.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2008 and 2007 is as follows (in thousands, except per share data):

Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,312	$23,549	$21,538	$17,568
Gross margin	6,165	6,401	5,504	4,096
Net income	924	1,001	704	280
Basic income per share	.13	.14	.10	.04
Diluted income per share	.13	.13	.09	.04

Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,986	$20,405	$20,901	$21,267
Gross margin	5,361	4,498	5,288	5,460
Net income	715	347	686	648
Basic income per share	.11	.05	.10	.09
Diluted income per share	.10	.05	.10	.09

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer concluded that they are effective as of December 31, 2008.

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

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007.

b)
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2008 and 2007.

d)
Consolidated Statements of Cash Flows for the years 2008 and 2007.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

2.
Financial Statement Schedules

II.
Valuation and Qualifying Accounts.

3.
Exhibits

Exhibit No.		Subject
3.1		Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 3, 2006.)
3.2		Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2007.)
10.0	*	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.)

Exhibit No.		Subject
10.1	*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.)
10.2	*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.)
10.3	*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 29, 2004.)
10.4	*	Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective December 22, 2008 (attached herein).
10.5	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective December 22, 2008 (attached herein).
10.6	*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008 (attached herein)
10.7	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008 (attached herein)
10.8	*	Deferred Compensation Plan, as Amended and Restated, effective January, 1 2007 (attached herein)
10.9
Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., as US Borrower, Precision Motor Technology B.V., as EUR Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as EUR Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10 to the Company's Form 8-K/A dated August 8, 2007)
10.10		2007 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 20, 2008)
14.1
Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003)
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
Date: March 19, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Chief Executive Officer, Chief Financial Officer and Director	March 19, 2009
/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Operating Officer and Director	March 19, 2009
/s/ DELWIN D. HOCK Delwin D. Hock	Chairman of the Board of Directors	March 19, 2009
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 19, 2009
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 19, 2009
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	March 19, 2009
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 19, 2009

ALLIED MOTION TECHNOLOGIES INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves	Other	Balance at End of Period
Year Ended December 31, 2008:
Reserve for bad debts	$254	$18	$(120)	$—	$152
Valuation allowance for deferred tax assets	$214	$—	$—	$—	$214
Year Ended December 31, 2007:
Reserve for bad debts	$293	$53	$(95)	$3	$254
Valuation allowance for deferred tax assets	$218	$—	$(4)	$—	$214