Form 10-Q
period 2009-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2009-05-15
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File Number

0-04041

ALLIED MOTION TECHNOLOGIES INC.

Incorporated Under the Laws of the State of Colorado

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Inverness Way East, Suite 150

Englewood, Colorado  80112

Telephone:  (303) 799-8520

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of Shares of the only class of Common Stock outstanding:  7,582,476 as of May 15, 2009

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$2,118	$4,196
Trade receivables, net of allowance for doubtful accounts of $131 and $152 at March 31, 2009 and December 31, 2008, respectively	9,622	10,008
Inventories, net	10,153	10,532
Deferred income taxes	1,032	674
Prepaid expenses and other	1,363	1,265
Total Current Assets	24,288	26,675
Property, plant and equipment, net	10,121	10,567
Intangible assets	2,990	3,307
Goodwill	12,073	12,231
Total Assets	$49,472	$52,780

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	800	800
Accounts payable	4,580	5,043
Accrued liabilities and other	2,907	4,453
Income taxes payable	59	219
Total Current Liabilities	8,346	10,515
Debt obligations, net of current portion	1,800	2,000
Deferred income taxes	831	906
Pension and post-retirement obligations	2,543	2,503
Total Liabilities	13,520	15,924

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,582 and 7,304 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	18,331	18,019
Retained earnings	17,476	18,206
Other comprehensive income	145	631
Total Stockholders’ Investment	35,952	36,856
Total Liabilities and Stockholders’ Investment	$49,472	$52,780

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2009	2008
Revenues	$15,295	$23,312
Cost of products sold	12,506	17,147
Gross margin	2,789	6,165

Operating costs and expenses:
Selling	878	1,036
General and administrative	1,725	2,422
Engineering and development	995	996
Amortization of intangible assets	255	265
Fire related losses	56	—
Insurance recoveries	(56)	—
Total operating costs and expenses	3,853	4,719
Operating (loss) income	(1,064)	1,446

Other income (expense), net:
Interest expense	(15)	(59)
Other income, net	19	3
Total other income (expense), net	4	(56)
(Loss) Income before income taxes	(1,060)	1,390
Benefit (Provision) for income taxes	330	(466)

Net (loss) income	$(730)	$924

Basic net (loss) income per share:
Net (loss) income per share	$(0.10)	$0.13
Basic weighted average common shares	7,386	7,153

Diluted net (loss) income per share:
Net (loss) income per share	$(0.10)	$0.13
Diluted weighted average common shares	7,386	7,338

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(730)	$924
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	893	880
Other	(215)	271
Changes in assets and liabilities:
Trade receivables	210	(2,229)
Inventories, net	77	(392)
Prepaid expenses and other	(115)	28
Accounts payable	(367)	461
Accrued liabilities and other	(1,577)	(232)
Net cash used in operating activities	(1,824)	(289)

Cash Flows From Investing Activities:
Purchase of property and equipment	(241)	(312)
Net cash used in investing activities	(241)	(312)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	—	194
Repayments on term loans	(200)	(200)
Repayment of capital lease obligations	—	(11)
Stock transactions under employee benefit stock plans	230	766
Net cash provided by financing activities	30	749

Effect of foreign exchange rate changes on cash	(43)	23

Net (decrease) increase in cash and cash equivalents	(2,078)	171

Cash and cash equivalents at beginning of period	4,196	534

Cash and cash equivalents at end of period	$2,118	$705

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that was previously filed by the Company.

Recent Accounting Pronouncements

In December 2008 the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1).   This guidance requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. FSP No. FAS 132(R)-1 is effective for the fiscal year ending December 31, 2009. The Company is in the process of evaluating the impact this guidance will have on our consolidated financial statements.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2009	December 31, 2008
Parts and raw materials	$8,030	$8,209
Work-in process	1,939	1,957
Finished goods	1,806	1,910
	11,775	12,076
Less reserves	(1,622)	(1,544)
Inventories, net	$10,153	$10,532

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$332	$332
Building and improvements	4,589	4,587
Machinery, equipment, tools and dies	16,577	16,263
Furniture, fixtures and other	1,872	2,114
	23,370	23,296
Less accumulated depreciation	(13,249)	(12,729)
Property, Plant and Equipment, net	$10,121	$10,567

4.              Stock-Based Compensation

The Company’s stock incentive plans provide for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

All stock options were full vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during the quarters ended March 31, 2009 or 2008.

The following is a summary of option activity, during the quarter ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	588,950	$4.23	2.1
Forfeited	(6,000)	$2.90
Exercised	—	—
Outstanding at end of Period	582,950	$4.25	1.9	$0

Exercisable at end of period	582,950	$4.25	1.9	$0

There have been no options granted since October 2004.

Restricted Stock

On March 9, 2009, 94,850 shares of unvested restricted stock were awarded with a value of $1.21 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s stock incentive plans.  During the first quarter of 2009 and 2008, compensation expense, net of forfeitures, of $87,000 and $75,000 was recorded, respectively.

The following is a summary of restricted stock activity during the quarter ended March 31, 2009:

Number of Shares
Outstanding at beginning of period	150,564
Granted	94,850
Forfeited	0
Vested	(58,786)
Outstanding at end of Period	186,628

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended March 31, 2009 and 2008 was 0 and 185,000 shares, respectively.  Stock awards to purchase 803,000 and 255,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended March 31, 2009 and 2008, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended March 31,
	2009	2008

Revenues derived from foreign subsidiaries	$4,590	$6,816
Identifiable assets	$11,206	$12,599

Sales to customers outside of the United States by all subsidiaries were $6,410,000 and $9,798,000 during the quarters ended March 31, 2009 and 2008, respectively.

During the quarters ended March 31, 2009 and 2008, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive (loss) income is computed as follows (in thousands):

	For the three months ended March 31,
	2009	2008
Net (loss) income	$(730)	$924
Foreign currency translation adjustment	(486)	538
Comprehensive (loss) income	$(1,216)	$1,462

8.              Goodwill

The change in the carrying amount of goodwill for 2009 is as follows (in thousands):

March 31, 2009
Balance at beginning of period	$12,231
Effect of foreign currency translation	(158)
Balance at end of period	$12,073

9.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	March 31, 2009	December 31, 2008	Estimated Life
Amortizable intangible assets
Customer lists	4,473	4,541	8 years
Trade name	1,340	1,340	10 years
Design and technologies	2,598	2,665	8 years
Patents	24	24
Accumulated amortization	(5,445)	(5,263)
Total intangible assets	2,990	3,307

Amortization expense for intangible assets for the quarters ended March 31, 2009 and 2008 was $255,000 and $265,000, respectively.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Credit Agreement (at variable rates)
Term Loan, 1.28% as of March 31, 2009	$2,600	$2,800
Less current maturities	(800)	(800)
Long-term debt obligations	$1,800	$2,000

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company was in compliance with all covenants at March 31, 2009.

At March 31, 2009, approximately $15.0 million was available under the credit agreement and €300,000 was available under a bank overdraft facility.

11.       Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.  Those reclassifications had no impact on net income, stockholders’ investment or cash flows from operations as previously reported.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include those associated with the present economic recession in the United States and throughout Europe,  general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs for the purpose of improving profitability. The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets.  Examples of the end products using Allied Motion’s technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM’s).

Allied Motion is organized into five companies or technology units (TUs): Emoteq Corporation, Computer Optical Products, Inc. (COPI), Motor Products Corporation, Stature Electric, Inc., and Precision Motor Technology B.V.

The TUs offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.

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

The Company continues to pursue aggressive motor and drive development plans for new products that leverage the combined technology base of the Allied Motion TUs. The Company focuses on new product designs that design-out cost, provide higher level, value-added performance solutions and meet the needs of our served markets. Over the last few years, the Company announced several new motor designs targeted at various markets.  It normally takes twelve months to get new products designed into new customer applications. We continue to invest in engineering new products that we believe will raise the bar and provide better solutions for our customers.  The Company is realizing improved results from its new products and will continue to realize more improvements in the future.

Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended March 31, 2009 compared to Quarter Ended March 31, 2008

NET INCOME       The Company reported a net loss of ($730,000) or ($.10) loss per diluted share for the first quarter of 2009, as opposed to net income of $924,000 or $.13 per diluted share for the first quarter of 2008, a 179% and 176% change in net income and diluted EPS respectively.

EBITDA    EBITDA was a loss of $152,000 for the first quarter 2009 compared to EBITDA of $2,329,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $15,295,000 in the quarter ended March 31, 2009 compared to $23,312,000 for the quarter ended March 31, 2008.  The 34% decrease in revenues for the first quarter of 2009 reflects the effects of the worldwide economic recession, which adversely affected nearly all markets to which we sell our products, though some were hit harder than others.  Our vehicle, industrial and electronics markets were most affected, accounting for 31% of the 34% decrease in revenues.  Other markets, such as distribution and aerospace and defense were least affected, accounting for the remainder of the 34% decrease in revenues, while sales into our medical markets posted a slight increase.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 58% of our sales in the first quarter of 2009 and 2008, with the balance to customers primarily in Europe and Canada.  The strengthening of the U.S. dollar against the Euro in the first quarter of 2009 compared to the first quarter of 2008 accounted for approximately 3% of the 34% sales decrease in 2009.

ORDER BACKLOG    At March 31, 2009, order backlog was approximately $24,700,000 which is down 27% from the same time last year and up 5% from the backlog at December 31, 2008.  Backlog is down from the same time last year due to the current worldwide economic recession, which has had a broad impact on the markets to which we sell.

GROSS MARGINS    Gross margin as a percentage of revenues was 18% and 26% for the quarters ended March 31, 2009 and 2008, respectively.  The decrease in gross margin is primarily a result of declining sales that has impacted our ability to absorb various overhead costs that are part of our operations.  Management has made a number of changes in efforts to mitigate the negative impact of declining sales on our gross margin.

SELLING EXPENSES   Selling expenses in the first quarter were $878,000 compared to $1,036,000 for the first quarter last year.  The 15% decrease is primarily due to lower commissions and sales incentives as a result of lower sales and the strengthening of the U.S. dollar against the Euro.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,725,000 in the quarter ended March 31, 2009 compared to $2,422,000 in the quarter ended March 31, 2008.  The 29% decrease is a result of reductions in discretionary expenditures and compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $995,000 in the first quarter of 2009 and $996,000 in the same quarter last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $255,000 in the quarter ended March 31, 2009 and $265,000 in the same quarter last year.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2009 was $15,000 compared to $59,000 in the quarter ended March 31, 2008.  The decrease in interest is directly attributable to the decrease in outstanding debt obligations and lower interest rates.

INCOME TAXES   Benefit for income taxes was $330,000 for the first quarter of 2009 as opposed to a provision for income taxes of $466,000 for the first quarter last year.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% and 34% in the quarters ended March 31, 2009 and 2008.  The effective tax rate is higher than the statutory rate due to permanent differences in a foreign jurisdiction.

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

The Company’s calculation of EBITDA for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	For the three months ended March 31,	For the three months ended March 31,
	2009	2008
Net income	$(730)	$924
Interest expense	15	59
(Benefit) Provision for income tax	(330)	466
Depreciation and amortization	893	880
Income before interest expense, provision for income taxes and depreciation and amortization (EBITDA)	$(152)	$2,329

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $2,078,000 to a balance of $2,118,000 at March 31, 2009. This decrease compares to an increase of $171,000 for the same period last year. During the first quarter of 2009, operations used $1,824,000 in cash compared to $289,000 for the quarter ended March 31, 2008.   The increase in cash used from operations of $1,535,000 is primarily due to lower net income, along with reductions in working capital components that nearly offset each other as a result of the current economic downturn.

Net cash used in investing activities was $241,000 and $312,000 for the first quarter of 2009 and 2008, respectively, which is all related to the purchase of property and equipment.

Net cash provided by financing activities was $30,000 for the quarter ended March 31, 2009 compared to $749,000 for the same period last year. The decrease is primarily due to a large amount of stock transactions under employee benefit stock plans that occurred in the first quarter of 2008 compared to the first quarter of 2009.

At March 31, 2009, the Company had $2,600,000 of debt obligations representing borrowings on the bank term loan.

The interest rates on the Company’s credit facilities are variable rates based on one or more interest rate indices. The interest rate in effect as of March 31, 2009 was 1.28% on the term loan. Under the Company’s credit agreement, which expires in May 2012, the interest rate on the Company’s outstanding debt can be fixed for terms of one, three, or six months at specified amounts not to exceed the total outstanding loan amount.  Management monitors market interest rates in efforts to minimize interest expense of the Company.  As of March 31, 2009, the interest rate for all of the Company’s outstanding debt is on a one-month contract, with the option to change the term upon the renewal of each contract.   As of March 31, 2009, the amount available under the lines-of-credit was approximately $15.0 million.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company was in compliance with all covenants at March 31, 2009.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of March 31, 2009. The amount available under the overdraft facility was € 300,000 ($396,000 at the March 31, 2009 exchange rate).

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2008.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with SFAS No. 142 and SFAS No. 144.  SFAS No. 142 provides a fair value test to evaluate goodwill and long-lived asset impairment.  As part of the review, the Company estimates future cash flows.  Depending upon future assessments of fair value and estimated future cash flows, there could be impairment recorded related to goodwill and other long-lived assets.

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company’s earnings for the remainder of the year by approximately $100,000 and net assets by approximately $800,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company held its annual stockholders’ meeting on May 12, 2009.  At the Annual Meeting, the stockholders of the Company elected the persons listed below to serve as directors of the Company for the coming year.

Election of Directors.

Nominee	For	Withheld
D.D. Hock	5,899,832	1,086,286
G.D. Hubbard	6,341,283	644,835
G.J. Pilmanis	6,376,690	609,428
M.M. Robert	6,815,789	170,329
S.R. (Rollie) Heath, Jr.	6,373,140	612,978
R.D. Smith	5,901,877	1,084,241
R.S. Warzala	6,817,440	168,678

In addition, the proposal to consider and ratify the appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company’s  independent registered public accounting firm for the 2009 fiscal year was approved.

For	Withheld
6,524,319	450,496

Item 5.  Other Information

In accordance with Allied Motion’s previously announced management transition plan, on May 12, 2009, Richard S. Warzala was appointed Chief Executive Officer of Allied Motion, and Richard D. Smith was appointed Chief Financial Officer of Allied Motion and Executive Chairman of the Allied Motion Board of Directors.

Item 6.    Exhibits

(a)	Exhibits

	10.1	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009 (attached herein)

	10.2	Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective May 12, 2009 (attached herein)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 13, 2009	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith

Chief Financial Officer