Form 10-Q
period 2009-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2009-08-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Number of Shares of the only class of Common Stock outstanding:  7,578,281 as of August 14, 2009

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$2,962	$4,196
Trade receivables, net of allowance for doubtful accounts of $161 and $152 at June 30, 2009 and December 31, 2008, respectively	8,124	10,008
Inventories, net	9,162	10,532
Deferred income taxes	486	674
Prepaid expenses and other	1,440	1,265
Total Current Assets	22,174	26,675
Property, plant and equipment, net	6,922	10,567
Deferred income taxes	5,448	—
Intangible assets	1,680	3,307
Goodwill	—	12,231
Total Assets	$36,224	$52,780

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	2,400	800
Accounts payable	4,099	5,043
Accrued liabilities and other	2,483	4,453
Income taxes payable	116	219
Total Current Liabilities	9,098	10,515
Debt obligations, net of current portion	—	2,000
Deferred income taxes	207	906
Pension and post-retirement obligations	2,545	2,503
Total Liabilities	11,850	15,924

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,578 and 7,304 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	18,408	18,019
Retained earnings	5,361	18,206
Other comprehensive income	605	631
Total Stockholders’ Investment	24,374	36,856
Total Liabilities and Stockholders’ Investment	$36,224	$52,780

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues	$13,940	$23,549	$29,235	$46,861
Cost of products sold	11,593	17,148	24,099	34,295
Gross margin	2,347	6,401	5,136	12,566

Operating costs and expenses:
Selling	802	1,118	1,680	2,154
General and administrative	1,651	2,422	3,376	4,844
Engineering and development	990	1,006	1,985	2,002
Impairment charges	15,986	—	15,986	—
Fire related losses	51	—	107	—
Insurance recoveries	(51)	—	(107)	—
Amortization of intangible assets	258	268	513	533
Total operating costs and expenses	19.687	4,814	23,540	9,533
Operating (loss) income	(17,340)	1,587	(18,404)	3,033

Other expense (income), net:
Interest expense	20	40	35	99
Writeoff of deferred finance costs	86	—	86	—
Other expense, net	125	76	106	73
Total other expense, net	231	116	227	172
(Loss) Income before income taxes	(17,571)	1,471	(18,631)	2,861
Benefit (Provision) for income taxes	5,456	(470)	5,786	(936)

Net (loss) income	$(12,115)	$1,001	$(12,845)	$1,925

Basic net (loss) income per share:
Net (loss) income per share	$(1.60)	$0.14	$(1.71)	$0.27
Basic weighted average common shares	7,594	7,300	7,490	7,226

Diluted net (loss) income per share:
Net (loss) income per share	$(1.60)	$0.13	$(1.71)	$0.26
Diluted weighted average common shares	7,594	7,436	7,490	7,389

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(12,845)	$1,925
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,811	1,769
Deferred Income Taxes	(5,956)	123
Impairment Charges	15,986	—
Provision for Excess and Obsolete Inventory	675	95
Other	296	290
Changes in assets and liabilities:
Trade receivables	1,817	(1,968)
Inventories, net	669	(171)
Prepaid expenses and other	(28)	256
Accounts payable	(926)	588
Accrued liabilities and other	(2,144)	(426)
Net cash (used) provided from operating activities	(645)	2,481

Cash Flows From Investing Activities:
Purchase of property and equipment	(418)	(682)
Net cash used in investing activities	(418)	(682)

Cash Flows From Financing Activities:
(Repayments) borrowings on lines-of-credit, net	—	(824)
Repayments on term loans	(400)	(400)
Repayment of capital lease obligations	—	(16)
Stock transactions under employee benefit stock plans	230	761
Net cash used in financing activities	(170)	(479)

Effect of foreign exchange rate changes on cash	(1)	49

Net (decrease) increase in cash and cash equivalents	(1,234)	1,369

Cash and cash equivalents at beginning of period	4,196	534

Cash and cash equivalents at June 30	$2,962	$1,903

See accompanying notes to financial statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 modifies the hierarchy of Generally Accepted Accounting Principles in the United States (“GAAP”) to include only two levels of GAAP: authoritative and nonauthoritative.  All of the content included in the FASB Accounting Standards CodificationTM (the “Codification”) will be considered authoritative.  SFAS No. 168 is not intended to amend GAAP but codifies previous accounting literature.  SFAS No. 168 is effective for our third quarter 2009 consolidated financial statements and will change the referencing of authoritative accounting literature to conform to the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

SFAS No. 165 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date.  An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of SFAS No. 165 are effective for interim and annual financial periods ending after June 15, 2009.  The requirements do not have a material impact on the Company’s consolidated financial statements.  The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 14, 2009, the date the consolidated financial statements were issued.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Parts and raw materials	$7,676	$8,209
Work-in process	1,920	1,957
Finished goods	1,703	1,910
	11,299	12,076
Less reserves	(2,137)	(1,544)
Inventories, net	$9,162	$10,532

During the second quarter of 2009, the Company recorded inventory adjustments of approximately $600,000, primarily for excess and obsolete inventories.

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$290	$332
Building and improvements	3,199	4,587
Machinery, equipment, tools and dies	11,710	16,263
Furniture, fixtures and other	1,523	2,114
	16,722	23,296
Less accumulated depreciation	(9,800)	(12,729)
Property, Plant and Equipment, net	$6,922	$10,567

The carrying values of certain assets of the company were written down $2,660,000 based on the impairment analysis performed by the Company, as discussed in Note 11.

4.              Stock-Based Compensation

The Company’s stock incentive plans provide for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

All stock options were fully vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during the quarter and six months ended June 30, 2009 or 2008.

The following is a summary of option activity, during the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	588,950	$4.23	2.1
Forfeited	(6,000)	$2.90
Exercised	—	—
Outstanding at end of Period	582,950	$4.25	1.7	$18,000

Exercisable at end of period	582,950	$4.25	1.7	$18,000

There have been no options granted since October 2004.

Restricted Stock

On March 9, 2009, 94,850 shares of unvested restricted stock were awarded with a value of $1.21 per share.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s stock incentive plans.  During the quarters ended June 30, 2009 and 2008, compensation expense, net of forfeitures, of $82,000 and $90,000 was recorded, respectively.    During the six-months ended June 30, 2009 and 2008, compensation expense, net of forfeitures, of $169,000 and $165,000 was recorded, respectively.

The following is a summary of restricted stock activity during the six months ended June 30, 2009:

Number of Shares
Outstanding at beginning of period	150,564
Granted	94,850
Forfeited	0
Vested	(58,786)
Outstanding at end of Period	186,628

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended June 30, 2009 and 2008 was 0 and 137,000 shares, respectively. The dilutive effect of outstanding awards for the six months ended June 30, 2009 and 2008 was 0 and 163,000 shares, respectively.   Stock awards and warrants to purchase 803,000 and 139,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended June 30, 2009 and 2008, respectively, since the results would have been anti-dilutive.  Stock awards and warrants to purchase 803,000 and 139,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2009 and 2008, respectively, since the results would have been anti-dilutive.

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

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with SFAS No. 131, the Company’s chief operating decision maker has been identified as the Office of the President and Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2009	2008	2009	2008

Revenues derived from foreign subsidiaries	$4,532	$7,698	$9,122	$14,514
Identifiable assets	$8,743	$13,279	$8,743	$13,279

Sales to customers outside of the United States by all subsidiaries were $5,973,000 and $10,683,000 during the quarters ended June 30, 2009 and 2008, respectively, and $12,383,000 and $20,481,000 for the six months ended June 30, 2009 and 2008, respectively.

During the quarters and six months ended June 30, 2009 and 2008, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive (loss) income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(12,115)	$1,001	$(12,845)	$1,925
Foreign currency translation adjustment	460	9	(26)	547
Comprehensive (loss) income	$(11,655)	$1,010	$(12,871)	$2,472

8.              Goodwill

The change in the carrying amount of goodwill for 2009 is as follows (in thousands):

June 30, 2009
Balance at beginning of period	$12,231
Impairment Charge (Note 11)	(12,222)
Effect of foreign currency translation	(9)
Balance at end of period	$0

The carrying value of goodwill was written off based on the impairment analysis performed by the Company, as discussed in Note 11.

9.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	June 30, 2009	December 31, 2008	Estimated Life
Amortizable intangible assets
Customer lists	2,986	4,541	8 years
Trade name	946	1,340	10 years
Design and technologies	1,190	2,665	8 years
Patents	24	24
Accumulated amortization	(3,466)	(5,263)
Total intangible assets	1,680	3,307

Amortization expense for intangible assets was $258,000 and $268,000 for the quarters ended June 30, 2009 and 2008, respectively, and $513,000 and $533,000 for the six months ended June 30, 2009 and 2008, respectively.

The carrying value of intangible assets was written down $1,104,000 based on the impairment analysis performed by the Company, as discussed in Note 11.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Credit Agreement (at variable rates)
Term Loan, 1.08% as of June 30, 2009	$2,400	$2,800

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company violated the fixed charge coverage ratio as of June 30, 2009.  As a result of the covenant violation the Company obtained a waiver from the bank and amended the Credit Agreement on August 3, 2009.  See further discussion of the amendment and amounts available under the credit agreement in Note 12.

The Company also has €300,000 of available borrowings under a bank overdraft facility in Europe.

11.       Impairment

The following is a summary of Impairment charges recorded in the second quarter of 2009.  The Impairment charges are reflected in the Condensed Consolidated Statement of Operations :

Property, plant and equipment	$(2,660)
Intangible assets	(1,104)
Goodwill	(12,222)
Impairment charges	$(15,986)

Property, plant and equipment and Intangible assets

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the second quarter of 2009, the Company identified certain assets with deteriorating cash flows and projected cash flow losses. As a result of these conditions, the Company performed an impairment analysis.  The analysis compared the fair value of these assets to their carrying value, which resulted in a $2,660,000 Property, plant and equipment impairment charge and $1,104,000 Intangible asset impairment charge.

The fair values of the Property, plant and equipment were primarily estimated based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows.   Fair values of certain assets in this group were determined by reviewing similar transactions in the marketplace.  The fair values of the intangible assets were estimated using various income approaches based on the nature of the intangible asset.

The Company’s fair value estimate of intangible assets for the Company as of June 30, 2009 was based upon level three inputs as defined in SFAS No. 157, “Fair Value Measurements”, as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions, as described above.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset might be impaired.  Due to a further downturn in our business during the second quarter resulting from the global economic downturn and the slower than originally expected recovery, the Company determined indicators of potential impairment were present; therefore, interim impairment tests of goodwill were performed.  As a result of the analysis in the second quarter, the Company recorded $12,222,000 of goodwill impairment, resulting in a zero carrying value of goodwill as of June 30, 2009.

The Company estimated the fair value of the goodwill as of June 30, 2009 based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows. The fair value estimate was based upon level three inputs as defined in SFAS No. 157, “Fair Value Measurements”, as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions.

12.       Subsequent Event

As a result of the Credit Agreement covenant violation described above in Note 10, the Company obtained a waiver from the bank and amended the Credit Agreement on August 3, 2009. The amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million.  The Company wrote off all deferred finance costs of $86,000 remaining on the balance sheet at the time of the violation.  These costs are presented on a separate line in the Condensed Consolidated Statement of Operations.  Under the amendment, the Company was required to pay the term loan in full.  As such, the entire amount of debt obligations outstanding as of June 30, 2009 is presented in Current Liabilities in the Condensed Consolidated Balance Sheet.

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

Overview

Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets.  Examples of the end products using Allied Motion’s technology in the medical and health care industries include wheel chairs, scooters, stair climbers, vehicle lifts, patient handling tables, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction and farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), provide improved fuel efficiency while the vehicles are idling and are used in drive by wire applications to electrically replace a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertia guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as cash dispensing machines (ATM’s).

Allied Motion is organized into five companies or technology units (TUs): Emoteq Corporation, Computer Optical Products, Inc. (COPI), Motor Products Corporation, Stature Electric, Inc., and Precision Motor Technology B.V.

The TUs offer a wide range of standard and customized motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.

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

Impairment Charges

The global recession has had a more significant impact on the Company’s operations than initially anticipated and it appears the recovery will also be slower than previously anticipated.  During the second quarter of 2009, the Company identified certain assets with deteriorating cash flows and projected cash flow losses.  Also, due to a further downturn in our business during the second quarter resulting from the global economic downturn and the slower than originally expected recovery, the Company determined indicators of potential goodwill impairment were present.  As a result of these conditions, the Company performed an impairment analysis of its long-lived assets and goodwill.    Based on the results of the analysis, the Company recorded non-cash impairment charges totaling $15,986,000 consisting of a charge of $2,660,000 against Property plant and equipment, a charge of $1,104,000 on intangible assets and a goodwill impairment charge of $12,222,000, which resulted in a zero carrying value of goodwill as of June 30, 2009.

The impairment charges do not result in current or future cash expenditures and do not affect our ability to pursue new opportunities.  In addition, the reductions in Property, plant and equipment and Intangible assets will reduce depreciation and amortization expense by approximately $1,000,000 over the next year.

Operating Results

Quarter Ended June 30, 2009 compared to Quarter Ended June 30, 2008

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2009	2008	$	%
Revenues	$13,940	$23,549	$(9,609)	(41)%
Cost of products sold	11,593	17,148	(5,555)	(32)%
Gross margin	2,347	6,401	(4,054)	(63)%
Gross margin percentage	17%	27%	—	—
Operating costs and expenses:
Selling	802	1,118	(316)	(28)%
General and administrative	1,651	2,422	(771)	(32)%
Engineering and development	990	1,006	(16)	(1)%
Impairment charges	15,986	—	15,986	100%
Fire related losses	51	—	51	100%
Insurance recoveries	(51)	—	(51)	(100)%
Amortization of intangible assets	258	268	(10)	(4)%
Total operating costs and expenses	19,687	4,814	14,873	308%
Operating income	(17,340)	1,587	(18,927)	(1192)%
Interest expense	20	40	(20)	(50)%
Writeoff of deferred finance costs	86	—	86	100%
Other expense, net	125	76	49	64%
(Loss) Income before income taxes	(17,571)	1,471	(19,042)	(1294)%
Benefit (Provision) for income taxes	5,456	(470)	5,926	1260%
Net (loss) income	$(12,115)	$1,001	$(13,116)	(1310)%

NET (LOSS) INCOME         The Company reported a net loss of $12,115,000 or $1.60 loss per diluted share for the second quarter of 2009, as opposed to net income of $1,001,000 or $.13 per diluted share for the second quarter of 2008.  The net loss this quarter includes a total of $15,986,000 ($11,105,000 after tax) of asset impairment charges and $600,000 ($417,000 after tax) of additional inventory reserves – both of which are explained below.

EBITDA, BEFORE IMPAIRMENT CHARGES    EBITDA, before Impairment charges, was a loss of $647,000 for the second quarter of 2009 compared to EBITDA of $2,400,000 for the same quarter last year.  EBITDA, net of Impairment charges is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization and impairment charges.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA, net of Impairment charges.

REVENUES           Revenues were $13,940,000 in the quarter ended June 30, 2009 compared to $23,549,000 for the quarter ended June 30, 2008.  The 41% decrease in revenues for the second quarter of 2009 reflects the effects of the worldwide economic recession, which adversely affected nearly all markets to which we sell our products, though some were adversely affected more than others.  Our vehicle, industrial and electronics markets were most affected, accounting for 36% of the 41% decrease in revenues.  Other markets, such as medical, distribution and aerospace and defense were least affected, accounting for the remaining decrease in revenues.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 57% of our sales in the second quarter of 2009 and 55% in the second quarter of 2008, with the balance of sales to customers primarily in Europe, Canada and Asia.  The strengthening of the U.S. dollar against the Euro in the second quarter of 2009 compared to the second quarter of 2008 accounted for approximately 3% of the 41% sales decrease.

ORDER BACKLOG    At June 30, 2009, order backlog was approximately $24,700,000 which is down 24% from the same time last year and up 5% from the backlog at December 31, 2008.  Backlog is down from the same time last year due to the current worldwide economic recession, which has had a broad impact on the markets to which we sell.

GROSS MARGINS    Gross margin as a percentage of revenues was 17% and 27% for the quarters ended June 30, 2009 and 2008, respectively.  The decrease in gross margin is primarily a result of declining sales that has impacted our ability to absorb manufacturing overhead costs that are part of our operations.  In addition, declining inventory usage as a result of declining sales has caused an increase of $600,000 in inventory adjustments in the second quarter of 2009.  This inventory adjustment decreased gross margin by approximately 4% for the second quarter of 2009 and 0% for the second quarter of 2008.   The Company has made a number of changes in efforts to mitigate the negative impact of declining sales on our gross margin.

SELLING EXPENSES   Selling expenses in the second quarter were $802,000 compared to $1,118,000 for the second quarter last year.  The 28% decrease is primarily due to lower commissions and sales incentives as a result of lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,651,000 in the quarter ended June 30, 2009 compared to $2,422,000 in the quarter ended June 30, 2008.  The 32% decrease is a result of reductions in discretionary expenditures and compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $990,000 in the second quarter of 2009 and $1,006,000 in the same quarter last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

FIRE RELATED LOSSES & INSURANCE RECOVERIES  The Company is still in the process of settling the insurance claim from the fire that occurred at one of the operating facilities in October 2008 and recorded $51,000 of fire related losses in the second quarter of 2009.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $258,000 in the quarter ended June 30, 2009 and $268,000 in the same quarter last year.

INTEREST EXPENSE   Interest expense for the second quarter ended June 30, 2009 was $20,000 compared to $40,000 in the quarter ended June 30, 2008.  The decrease in interest is directly attributable to the decrease in outstanding debt obligations and lower interest rates.

WRITEOFF OF DEFERRED FINANCE COSTS  As a result of the amendment of the Company’s Credit Agreement that occurred on August 3, 2009, the Company wrote off the deferred finance costs of $86,000 in the second quarter of 2009.  These costs remained to be amortized from the Credit Agreement entered into in May 2007.

INCOME TAXES   Benefit for income taxes was $5,456,000 for the second quarter of 2009 as opposed to a provision for income taxes of $470,000 for the second quarter last year.  The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in the second quarter of 2009.  The impaired items are being deducted over the appropriate period for income tax purposes, which includes future periods, thus giving rise to a deferred tax asset on the balance sheet.  The Company believes it is more likely than not that the benefit will be realized in future periods when the Company returns to profitability, and as such, has not recorded an additional valuation allowance against the deferred tax asset.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% and 32% in the quarters ended June 30, 2009 and 2008.  The effective tax rate in the current year is lower than the statutory rate primarily due to permanent differences that result from a goodwill writeoff in a foreign jurisdiction .

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2009	2008	$	%
Revenues	$29,235	$46,861	$(17,626)	(38)%
Cost of products sold	24,099	34,295	(10,196)	(30)%
Gross margin	5,136	12,566	(7,430)	(59)%
Gross margin percentage	18%	27%	—	—
Operating costs and expenses:
Selling	1,680	2,154	(474)	(22)%
General and administrative	3,376	4,844	(1,468)	(30)%
Engineering and development	1,985	2,002	(17)	(1)%
Impairment charges	15,986	—	15,986	100%
Fire related losses	107	—	107	100%
Insurance recoveries	(107)	—	(107)	(100)%
Amortization of intangible assets	513	533	(20)	(4)%
Total operating costs and expenses	23,540	9,533	14,007	147%
Operating income	(18,404)	3,033	21,437	(707)%
Interest expense	35	99	(20)	(65)%
Writeoff of deferred finance costs	86	—	86	100%
Other expense, net	106	73	33	45%
(Loss) Income before income taxes	(18,631)	2,861	(21,492)	(751)%
Benefit (Provision) for income taxes	5,786	(936)	6,722	718%
Net (loss) income	$(12,845)	$1,925	$(14,770)	(767)%

NET (LOSS) INCOME         The Company reported a net loss of $12,845,000 or $1.71 loss per diluted share for the six months ended June 30, 2009, compared to net income of $1,925,000 or $.26 per diluted share for the six months ended June 30, 2008.  The net loss for the six months ended June 30, 2009 includes a total of $15,986,000 ($11,105,000 after tax) of asset impairment charges and $600,000 ($417,000 after tax) of additional inventory reserves – both of which are explained below.

EBITDA, BEFORE IMPAIRMENT CHARGES    EBITDA, before impairment charges, was a loss of $799,000 for the first six months of 2009 compared to EBITDA of $4,729,000 for the same period last year.  EBITDA, net of Impairment charges is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization and impairment charges.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA, net of Impairment charges

REVENUES           Revenues were $29,235,000 for the six months ended June 30, 2009 compared to $46,861,000 for the six months ended June 30, 2008.  The 38% decrease in revenues for the first six months of 2009 reflects the effects of the worldwide economic recession, which adversely affected nearly all markets to which we sell our products, though some were adversely affected more than others.  Our vehicle, industrial and electronics markets were most affected, accounting for 35% of the 38% decrease in revenues.  Other markets, such as medical, distribution and aerospace and defense were least affected, accounting for the remaining decrease in revenues.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 58% of our sales in the first six months of 2009 and 56% in the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The strengthening of the U.S. dollar against the Euro for the six months ended June 30, 2009 compared to the same period of 2008 accounted for approximately 3% of the 38% sales decrease.

GROSS MARGINS    Gross margin as a percentage of revenues was 18% and 27% for the six months ended June 30, 2009 and 2008, respectively.  The decrease in gross margin is primarily a result of declining sales that has impacted our ability to absorb manufacturing overhead costs that are part of our operations.  In addition, declining inventory usage as a result of declining sales has caused an increase in inventory reserves in 2009.  This increase in inventory reserves decreased gross margin by approximately 2% for the first six months of 2009 and 0% for the same period last year.   The Company has made a number of changes in efforts to mitigate the negative impact of declining sales on our gross margin.

SELLING EXPENSES   Selling expenses were $1,680,000 and $2,154,000 for the six months ended June 30, 2009 and 2008 respectively.  The 22% decrease is primarily due to lower commissions and sales incentives as a result of lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $3,376,000 for the six months ended June 30, 2009 compared to $4,844,000 for the six months ended June 30, 2008.  The 30% decrease is a result of reductions in discretionary expenditures and compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,985,000 for the six months ended June 30, 2009 and $2,002,000 for the same period last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

FIRE RELATED LOSSES & INSURANCE RECOVERIES  The Company is still in the process of settling the insurance claim from the fire that occurred at one of the operating facilities in October 2008 and experienced $107,000 of fire related losses for the six months ended June 30, 2009.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $513,000 for the six months ended June 30, 2009 and $533,000 for the same period last year.

INTEREST EXPENSE   Interest expense for the six months ended June 30, 2009 was $35,000 compared to $99,000 for the six months ended June 30, 2008.  The decrease in interest is directly attributable to the decrease in outstanding debt obligations and lower interest rates.

WRITEOFF OF DEFERRED FINANCE COSTS  As a result of the amendment of the Company’s Credit Agreement that occurred on August 3, 2009, the Company wrote off the deferred finance costs of $86,000 in the second quarter of 2009.  These costs remained to be amortized from the Credit Agreement entered into in May 2007.

INCOME TAXES   Benefit for income taxes was $5,786,000 for the six months ended June 30, 2009 as opposed to a provision for income taxes of $936,000 for the same period last year.  The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in the second quarter of 2009.  The impaired items are being deducted over the appropriate period for income tax purposes, which includes future periods, thus giving rise to a deferred tax asset on the balance sheet.  The Company believes it is more likely than not that the benefit will be realized in future periods when the Company returns to profitability, and as such, has not recorded an additional valuation allowance against the deferred tax asset.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% and 32% for the six months ended June 30, 2009 and 2008, respectively.  The effective tax rate is lower than the statutory rate primarily due to permanent differences that result from a goodwill writeoff in a foreign jurisdiction.

Non-GAAP Measures

EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles.  The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense.  For 2009, EBITDA also excludes impairment charges of $15,986,000.  Accordingly, the Company believes that EBITDA, before Impairment charges,  provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry.  EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA, before Impairment charges for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(12,115)	$1,001	$(12,845)	$1,925
Interest expense	20	40	35	99
(Benefit) Provision for income tax	(5,456)	470	(5,786)	936
Depreciation and amortization	918	889	1,811	1,769
Impairment charges	15,986	—	15,986	—
Income before interest expense, provision for income taxes, depreciation and amortization and Impairment charges (EBITDA before Impairment charges)	$(647)	$2,400	$(799)	$4,729

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $1,234,000 for the six months ended June 30, 2009 to a balance of $2,962,000. This decrease compares to an increase of $1,369,000 for the same period last year. Since June 30, 2008, the cash balance has increased by $1,059,000 and the bank debt was paid down $800,000, which represents a $1,859,000 dollar improvement in our cash and debt positions for the last 12 months.

During the first six months of 2009, operations used $645,000 in cash compared to $2,481,000 provided for the six months ended June 30, 2008.   The increase in cash used from operations of $3,126,000 is primarily due to lower net income offset by the noncash impairment charges and changes in deferred taxes, along with reductions in working capital components as a result of the current economic downturn.

Net cash used in investing activities was $418,000 and $682,000 for the six months ended June 30, 2009 and 2008, respectively, which is all related to the purchase of property and equipment.

Net cash used in financing activities was $170,000 for the six months ended June 30, 2009 compared to $479,000 for the same period last year. The decrease is primarily due to a larger amount of stock transactions under employee benefit stock plans and a paydown of the line-of-credit of $824,000 that occurred in the first six months of 2008 compared to the first six months of 2009.

At June 30, 2009, the Company had $2,400,000 of debt obligations representing borrowings on the bank term loan.  As a result of the Amendment to the Credit Agreement entered into August 3, 2009 discussed below, this amount was paid in full on August 3, 2009.

As of June 30, the Company violated the fixed charge coverage ratio under the Credit Agreement.  As a result of the covenant violation, the Company obtained a waiver from the bank and amended the credit agreement on August 3, 2009.  The Amended Credit Agreement, which matures on July 31, 2010,  provides revolving credit up to $8 million and €2 million  Borrowings under the revolver will incur interest of LIBOR plus 2.5%.  The unused portions of the revolver will be charged a commitment fee of .75% per annum.

Changes to the covenants were made as part of the amendment requiring the Company to maintain a minimum EBITDA, minimum tangible net worth and limitations on the amount of capital expenditures that can occur, and eliminated the minimum fixed charge coverage ratio and leverage ratio previously required.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash on hand, cash provided by operations and amounts available under the Company’s credit facilities.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of June 30, 2009. The amount available under the overdraft facility was € 300,000 ($421,000 at the June 30, 2009 exchange rate).

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

Inventory is valued at the lower of cost or market.  The Company monitors and forecasts expected inventory needs based on sales forecasts.  Inventory is written down or written off when it becomes obsolete or when it is deemed excess.  These determinations involve the exercise of significant judgment by management.  If actual market conditions are significantly different from those projected by management, the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations.  Demand for the Company’s products can fluctuate significantly, and at times the Company has recorded substantial charges for inventory obsolescence.

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

The Company reviews the carrying values of its long-lived assets, including goodwill and  identifiable intangibles, in accordance with SFAS No. 142 and SFAS No. 144.  SFAS No. 142 provides a fair value test to evaluate goodwill impairment and SFAS No. 144 provides guidance on evaluating impairment of long-

lived assets.  As part of the review, the Company estimates future cash flows.  Depending upon future assessments of fair value and estimated future cash flows, there could be impairment recorded related to goodwill and/or other long-lived assets.

The Company is required to assess the carrying value of our goodwill annually or whenever circumstances indicate that a decline in value may have occurred.  The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company based on a discounted cash flow analysis and comparing that estimated fair value with the carrying value of the Company, which includes goodwill. Factors used in the impairment tests include, but are not limited to, recent operating results and projected results and cash flows. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of goodwill impairment by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill requires management to allocate the estimated fair value to the assets and liabilities of the Company.  Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The Company is required to assess the carrying value of long-lived amortizing assets whenever events or changes in circumstance indicate the carrying amounts may not be recoverable.  Impairment is determined by comparing the estimated undiscounted future operating cash flows for the asset group to the carrying amount of its assets. If impairment exists, the amount of impairment is measured as the excess of the carrying amount over the estimated discounted future operating cash flows of the asset (or fair value as determined by another acceptable method) and the expected proceeds upon sale of the asset.

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company’s net earnings for the remainder of the year by approximately $40,000 and net assets by approximately $1,100,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.    Exhibits

(a)                            Exhibits

10

Waiver and First Amendment to Credit Agreement dated as of August 3, 2009 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K/A filed August 7, 2009).

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

DATE:	August 14, 2009	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Chief Financial Officer