Form 10-Q
period 2009-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2009-11-13
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Number of Shares of the only class of Common Stock outstanding:  7,554,042 as of November 13, 2009

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$2,750	$4,196
Trade receivables, net of allowance for doubtful accounts of $148 and $152 at September 30, 2009 and December 31, 2008, respectively	8,327	10,008
Inventories, net	8,726	10,532
Deferred income taxes	486	674
Prepaid expenses and other	1,149	1,265
Total Current Assets	21,438	26,675
Property, plant and equipment, net	6,870	10,567
Deferred income taxes	5,455	—
Intangible assets	1,544	3,307
Goodwill	—	12,231
Total Assets	$35,307	$52,780

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	800	800
Accounts payable	3,974	5,043
Accrued liabilities and other	2,695	4,453
Income taxes payable	152	219
Total Current Liabilities	7,621	10,515
Debt obligations, net of current portion	—	2,000
Deferred income taxes	195	906
Pension and post-retirement obligations	2,563	2,503
Total Liabilities	10,379	15,924

Commitments and Contingencies
Stockholders’ Investment:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 7,553 and 7,304 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	18,440	18,019
Retained earnings	5,640	18,206
Accumulated comprehensive income	848	631
Total Stockholders’ Investment	24,928	36,856
Total Liabilities and Stockholders’ Investment	$35,307	$52,780

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues	$14,980	$21,538	$44,215	$68,399
Cost of products sold	11,225	16,034	35,324	50,329
Gross margin	3,755	5,504	8,891	18,070

Operating costs and expenses:
Selling	765	1,134	2,445	3,288
General and administrative	1,516	2,097	4,892	6,941
Engineering and development	954	1,041	2,939	3,043
Impairment charges	—	—	15,986	—
Fire related losses	84	—	191	—
Insurance recoveries	(135)	—	(242)	—
Amortization of intangible assets	167	264	680	797
Total operating costs and expenses	3,351	4,536	26,891	14,069
Operating income (loss)	404	968	(18,000)	4,001

Other income (expense), net:
Interest expense	(27)	(33)	(62)	(132)
Writeoff of deferred finance costs	—	—	(86)	—
Other income (expense), net	35	115	(71)	42
Total other income (expense), net	8	82	(219)	(90)
Income (Loss) before income taxes	412	1,050	(18,219)	3,911
(Provision) Benefit for income taxes	(133)	(346)	5,653	(1,282)

Net income (loss)	$279	$704	$(12,566)	$2,629

Basic net income (loss) per share:
Net income (loss) per share	$0.04	$0.10	$(1.67)	$0.36
Basic weighted average common shares	7,581	7,305	7,505	7,253

Diluted net income (loss) per share:
Net income (loss) per share	$0.04	$0.09	$(1.67)	$0.35
Diluted weighted average common shares	7,590	7,473	7,505	7,426

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(12,566)	$2,629
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,381	2,648
Deferred Income Taxes	(5,983)	89
Impairment Charges	15,986	—
Provision for Excess and Obsolete Inventory	798	172
Other	314	411
Changes in assets and liabilities:
Trade receivables	1,705	(1,508)
Inventories, net	1,080	(409)
Prepaid expenses and other	277	(128)
Accounts payable	(1,115)	813
Accrued liabilities and other	(1,942)	67
Net cash provided from operating activities	935	4,784

Cash Flows From Investing Activities:
Purchase of property and equipment	(726)	(1,121)
Net cash used in investing activities	(726)	(1,121)

Cash Flows From Financing Activities:
Borrowings (Repayments) on lines-of-credit, net	800	(824)
Repayments on term loans	(2,800)	(600)
Repayment of capital lease obligations	—	(22)
Stock transactions under employee benefit stock plans	230	806
Net cash used in financing activities	(1,770)	(640)

Effect of foreign exchange rate changes on cash	115	(59)

Net (decrease) increase in cash and cash equivalents	(1,446)	2,964

Cash and cash equivalents at beginning of period	4,196	534

Cash and cash equivalents at September 30	$2,750	$3,498

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

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced in the footnotes, the adoption of these changes had no impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have a significant impact on the Company’s financial statements.

In December 2008 the FASB issued guidance regarding “Employers’ Disclosures About Postretirement Benefit Plan Assets”. This guidance requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. The guidance issued is effective for the fiscal year ending December 31, 2009. The Company is in the process of evaluating the impact this guidance will have on our consolidated financial statements.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2009	December 31, 2008
Parts and raw materials	$7,133	$8,209
Work-in process	2,006	1,957
Finished goods	1,642	1,910
	10,781	12,076
Less reserves	(2,055)	(1,544)
Inventories, net	$8,726	$10,532

During the quarter ended June 30, 2009, the Company recorded inventory adjustments of approximately $600,000, primarily for excess and obsolete inventories.

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$290	$332
Building and improvements	3,205	4,587
Machinery, equipment, tools and dies	12,102	16,263
Furniture, fixtures and other	1,543	2,114
	17,140	23,296
Less accumulated depreciation	(10,270)	(12,729)
Property, Plant and Equipment, net	$6,870	$10,567

As discussed in note 11, during the quarter ended June 30, 2009, the carrying values of certain assets of the company were written down $2,660,000 based on the impairment analysis performed by the Company.

4.              Stock-Based Compensation

The Company’s stock incentive plans provide for awards of stock options, stock appreciation rights and restricted stock to employees and directors, as determined by the board of directors.

Stock Options

All stock options were fully vested by September 30, 2006, and the Company did not recognize any compensation expense relating to outstanding stock options during the quarter and nine months ended September 30, 2009 or 2008.

The following is a summary of option activity, during the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	588,950	$4.23	2.1
Forfeited	(6,000)	$2.90
Exercised	—	—
Outstanding at end of Period	582,950	$4.25	1.4	$52,000

Exercisable at end of period	582,950	$4.25	1.4	$52,000

There have been no options granted since October 2004.

Restricted Stock

During the nine months ended September 30, 2009, 95,550 shares of unvested restricted stock were awarded.  The value at the date of grant is amortized to compensation expense over the related three year vesting period.  Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date.  Shares that are forfeited become available for future grant under the Company’s stock incentive plans.  During the quarters ended September 30, 2009 and 2008, compensation expense, net of forfeitures, of $82,000 and $84,000 was recorded, respectively.  During the nine-months ended September 30, 2009 and 2008, compensation expense, net of forfeitures, of $251,000 and $250,000 was recorded, respectively.

The following is a summary of restricted stock activity during the nine months ended September 30, 2009:

Number of Shares
Outstanding at beginning of period	150,564
Granted	95,550
Forfeited	(1,400)
Vested	(67,220)
Outstanding at end of Period	177,494

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended September 30, 2009 and 2008 was 9,000 and 168,000 shares, respectively. The dilutive effect of outstanding awards for the nine months ended September 30, 2009 and 2008 was 7,000 and 173,000 shares, respectively.   Stock awards and warrants to purchase 803,000 and 139,000 shares of common stock were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2009 and 2008, respectively, since the results would have been anti-dilutive.

6.              Segment Information

The FASB Codification requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with the “Segment Reporting” Topic of the FASB Codification, the Company’s chief operating decision maker has been identified as the Office of the President and Chief Executive Officer, which reviews operating results to make decisions about allocating resources and assessing performance for the entire company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2009	2008	2009	2008

Revenues derived from foreign subsidiaries	$4,775	$6,621	$13,897	$21,135
Identifiable assets	$9,600	$12,777	$9,600	$12,777

Sales to customers outside of the United States by all subsidiaries were $6,612,000 and $9,736,000 during the quarters ended September 30, 2009 and 2008, respectively, and $18,995,000 and $30,217,000 for the nine months ended September 30, 2009 and 2008, respectively.

During the quarters and nine months ended September 30, 2009 and 2008, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$279	$704	$(12,566)	$2,629
Foreign currency translation adjustment	243	(770)	217	(223)
Comprehensive income (loss)	$522	$(66)	$(12,349)	$2,406

8.              Goodwill

The change in the carrying amount of goodwill for 2009 is as follows (in thousands):

September 30, 2009
Balance at beginning of period	$12,231
Impairment Charge (Note 11)	(12,222)
Effect of foreign currency translation	(9)
Balance at end of period	$0

The carrying value of goodwill was written off during the quarter ended June 30, 2009 based on the impairment analysis performed by the Company, as discussed in Note 11.

9.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	September 30, 2009	December 31, 2008	Estimated Life
Amortizable intangible assets
Customer lists	3,028	4,541	8 years
Trade name	946	1,340	10 years
Design and technologies	1,231	2,665	8 years
Patents	24	24
Accumulated amortization	(3,685)	(5,263)
Total intangible assets	1,544	3,307

Amortization expense for intangible assets was $167,000 and $264,000 for the quarters ended September 30, 2009 and 2008, respectively, and $680,000 and $797,000 for the nine months ended September 30, 2009 and 2008, respectively.

The carrying value of intangible assets was written down $1,104,000 in the quarter ended June 30, 2009, based on the impairment analysis performed by the Company, as discussed in Note 11.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Credit Agreement (at variable rates)
Revolving line-of-credit, 2.76% as of September 30, 2009	$800	$2,800

The credit agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.  The Company violated the fixed charge coverage ratio as of June 30, 2009.  As a result of the covenant violation the Company obtained a waiver from the bank and amended the Credit Agreement on August 3, 2009. The amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million.  The Company wrote off all deferred finance costs of $86,000 remaining on the balance sheet at the time of the violation.  These costs are presented on a separate line in the Condensed Consolidated Statement of Operations.  Under the amendment, the Company was required to pay the term loan in full.  The amended Credit Agreement contains certain financial covenants related to achieving minimum EBITDA levels, maintaining minimum consolidated tangible net worth, and placing a ceiling on the amount of capital expenditures incurred by the Company.  The Company was in compliance with all covenants at September 30, 2009.

The Company also has €300,000 of available borrowings under a bank overdraft facility in Europe.

11.       Impairment

The following is a summary of Impairment charges recorded in the quarter ended June 30, 2009.  The Impairment charges are reflected in the Condensed Consolidated Statement of Operations :

Property, plant and equipment	$(2,660)
Intangible assets	(1,104)
Goodwill	(12,222)
Impairment charges	$(15,986)

Property, plant and equipment and Intangible assets

As required by the FASB Codification topic “Intangibles — Goodwill and Other”, a long-lived asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the previous quarter, the Company identified certain assets with deteriorating cash flows and projected cash flow losses. As a result of these conditions, the Company performed an impairment analysis.  The analysis compared the fair value of these assets to their carrying value, which resulted in a $2,660,000 Property, plant and equipment impairment charge and $1,104,000 Intangible asset impairment charge during the quarter ended June 30, 2009.

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

The Company’s fair value estimate of intangible assets for the Company as of June 30, 2009 was based upon level three inputs as defined in Codification Topic “Fair Value Measurements and Disclosures”, as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions, as described above.

Goodwill

In accordance with “Intangibles — Goodwill and other”, goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset might be impaired.  Due to a further downturn in our business during the second quarter resulting from the global economic downturn and the slower than originally expected recovery, the Company determined indicators of potential impairment were present; therefore, interim impairment tests of goodwill were performed.  As a result of the analysis in the second quarter, the Company recorded $12,222,000 of goodwill impairment, resulting in a zero carrying value of goodwill as of June 30, 2009.

The Company estimated the fair value of the goodwill as of June 30, 2009 based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows. The fair value estimate was based upon level three inputs from “Fair Value Measurements and Disclosures”, as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions.

12.       Subsequent Event

Management evaluated all activity of the Company through November 13, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements, except as follows:

On October 29, 2009, the Company announced that the COPI encoder operation will be relocated from Chatsworth, CA to the EMOTEQ facility in Tulsa, OK by the end 2009.  Expected costs to be incurred as a result of this move are expected to be in the $400,000 to $600,000 range and should be substantially completed in 2009.

13.       Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.  Those reclassifications had no impact on net income, stockholders’ investment or cash flows from operations as previously reported.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include those associated with the present economic circumstances in the United States and throughout Europe,  general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs, including relocation costs, for the purpose of improving profitability. The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

On October 29, 2009, the Company announced that its COPI operation will be relocated from Chatsworth, CA to its EMOTEQ facility in Tulsa, OK by the end of 2009.  The combined entity, supporting both the motor and encoder technologies in a cohesive systems approach within the same facility, will provide the best opportunity for long term sustainable growth and profitability in the future.

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

The impairment charges do not result in current or future cash expenditures and do not affect our ability to pursue new opportunities.  In addition, the reductions in Property, plant and equipment and Intangible assets will reduce depreciation and amortization expense by approximately $1,000,000 from the third quarter of 2009 through the second quarter of 2010, as compared to the same periods of the prior year.

Operating Results

Quarter Ended September 30, 2009 compared to Quarter Ended September 30, 2008

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2009	2008	$	%

Revenues	$14,980	$21,538	$(6,558)	(30)%
Cost of products sold	11,225	16,034	(4,809)	(30)%
Gross margin	3,755	5,504	(1,749)	(32)%
Gross margin percentage	25%	26%	—	—

Operating costs and expenses:
Selling	765	1,134	(369)	(33)%
General and administrative	1,516	2,097	(581)	(28)%
Engineering and development	954	1,041	(87)	(8)%
Fire related losses	84	—	84	100%
Insurance recoveries	(135)	—	(135)	(100)%
Amortization of intangible assets	167	264	(97)	(37)%
Total operating costs and expenses	3,351	4,536	(1,185)	(26)%
Operating income	404	968	(564)	(58)%
Interest expense	27	33	(6)	(18)%
Other (income) expense, net	(35)	(115)	(80)	(70)%
Income before income taxes	412	1,050	(638)	(61)%
Provision for income taxes	(133)	(346)	(213)	(62)%
Net income	$279	$704	$(425)	(60)%

NET INCOME       The Company reported net income of $279,000 or $0.04 per diluted share for the third quarter of 2009, compared to $704,000 or $0.09 per diluted share for the third quarter of 2008.

EBITDA  EBITDA was $1,009,000 for the third quarter of 2009 compared to EBITDA of $1,962,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $14,980,000 in the quarter ended September 30, 2009 compared to $21,538,000 for the quarter ended September 30, 2008.  The 30% decrease in revenues for the third quarter of 2009 reflects the effects of the worldwide economic recession, which adversely affected nearly all markets to which we sell our products, though some were adversely affected more than others.  Our vehicle, industrial and electronics markets were most affected, accounting for 26% of the 30% decrease in revenues.  Other markets, such as medical, distribution and aerospace and defense were least affected, accounting for the remaining decrease in revenues.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 56% of our sales in the third quarter of 2009 and 55% in the third quarter of 2008, with the balance of sales to customers primarily in Europe, Canada and Asia.  The strengthening of the U.S. dollar against the Euro in the third quarter of 2009 compared to the third quarter of 2008 accounted for approximately 1% of the 30% sales decrease.

ORDER BACKLOG    At September 30, 2009, order backlog was $25,904,000 which is down 7% from the same time last year,  up 10% from the backlog at December 31, 2008 and up 5% from the second quarter of 2009.  Backlog is down from the same time last year due to the worldwide economic recession, which has had a broad impact on the markets to which we sell.

GROSS MARGINS    Gross margin as a percentage of revenues was 25% and 26% for the quarters ended September 30, 2009 and 2008, respectively.  This 1% drop in margin is due to the fixed manufacturing overhead costs being a higher percentage of a lower sales base despite the Company’s success in reducing the fixed overhead by 19%.

SELLING EXPENSES   Selling expenses in the third quarter were $765,000 compared to $1,134,000 for the third quarter last year.  The 33% decrease is primarily due to lower commissions and sales incentives as a result of lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $1,516,000 in the quarter ended September 30, 2009 compared to $2,097,000 in the quarter ended September 30, 2008.  The 28% decrease is a result of reductions in discretionary expenditures and compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $954,000 in the third quarter of 2009 and $1,041,000 in the same quarter last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

FIRE RELATED LOSSES & INSURANCE RECOVERIES  The Company is still in the process of settling the insurance claim from the fire that occurred at one of the operating facilities in October 2008 and recorded $84,000 of fire related losses and $135,000 of insurance recoveries in the third quarter of 2009.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $167,000 in the quarter ended September 30, 2009 and $264,000 in the same quarter last year.  The 37% decrease is primarily a result of the impairment that was recognized on certain intangible assets of the Company in the second quarter of 2009.

INTEREST EXPENSE   Interest expense for the quarter ended September 30, 2009 was $27,000 compared to $33,000 in the quarter ended June 30, 2008.  The decrease in interest is primarily due to lower outstanding debt obligations.

INCOME TAXES   Provision for income taxes was $133,000 for the third quarter of 2009 compared to $346,000 for the third quarter last year.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 33% in the quarters ended September 30, 2009 and 2008.  The effective tax rate in the current year is lower than the statutory rate primarily due to lower tax rates in a foreign jurisdiction, slightly offset by permanent differences that result from a goodwill writeoff in a foreign jurisdiction.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2009	2008	$	%

Revenues	$44,215	$68,399	$(24,184)	(35)%
Cost of products sold	35,324	50,329	(15,005)	(30)%
Gross margin	8,891	18,070	(9,179)	(51)%
Gross margin percentage	20%	26%	—	—

Operating costs and expenses:
Selling	2,445	3,288	(843)	(26)%
General and administrative	4,892	6,941	(2,049)	(30)%
Engineering and development	2,939	3,043	(104)	(3)%
Impairment charges	15,986	—	15,986	100%
Fire related losses	191	—	191	100%
Insurance recoveries	(242)	—	(242)	(100)%
Amortization of intangible assets	680	797	(117)	(15)%
Total operating costs and expenses	26,891	14,069	12,822	91%
Operating (loss) income	(18,000)	4,001	22,001	(550)%
Interest expense	62	132	(20)	(53)%
Writeoff of deferred finance costs	86	—	86	100%
Other expense (income), net	71	(42)	33	269%
(Loss) Income before income taxes	(18,219)	3,911	(22,130)	(566)%
Benefit (Provision) for income taxes	5,653	(1,282)	6,935	541%
Net (loss) income	$(12,566)	$2,629	$(14,491)	(753)%

NET (LOSS) INCOME    The Company reported a net loss of $12,566,000 or $1.67 loss per diluted share for the nine months ended September 30, 2009, compared to net income of $2,629,000 or $.35 per diluted share for the nine months ended September 30, 2008.  The net loss for the nine months ended September 30, 2009 includes a total of $15,986,000 ($11,105,000 after tax) of asset impairment charges and $600,000 ($417,000 after tax) of additional inventory reserves recorded in the quarter ended June 30, 2009.

EBITDA, BEFORE IMPAIRMENT CHARGES    EBITDA, before impairment charges, was $210,000 for the first nine months of 2009 compared to EBITDA of $6,691,000 for the same period last year.  EBITDA, net of Impairment charges is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization and impairment charges.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA, net of Impairment charges

REVENUES    Revenues were $44,215,000 for the nine months ended September 30, 2009 compared to $68,399,000 for the nine months ended September 30, 2008.  The 35% decrease in revenues for the first nine months of 2009 reflects the effects of the worldwide economic recession, which adversely affected nearly all markets to which we sell our products, though some were adversely affected more than others.  Our vehicle, industrial and electronics markets were most affected, accounting for 31% of the 35% decrease in revenues.  Other markets, such as medical, distribution and aerospace and defense were least affected, accounting for the remaining decrease in revenues.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 57% of our sales in the first nine months of 2009 and 56% in the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The strengthening of the U.S. dollar against the Euro for the nine months ended September 30, 2009 compared to the same period of 2008 accounted for approximately 2% of the 35% sales decrease.

GROSS MARGINS    Gross margin as a percentage of revenues was 20% and 26% for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in gross margin is primarily a result of declining sales that has impacted our ability to absorb manufacturing overhead costs that are part of our operations.  In addition, declining inventory usage as a result of declining sales has caused an increase in inventory reserves in 2009.  This increase in inventory reserves decreased gross margin by approximately 2% for the first nine months of 2009 and 0% for the same period last year.   The Company has made a number of changes in efforts to mitigate the negative impact of declining sales on our gross margin.

SELLING EXPENSES   Selling expenses were $2,445,000 and $3,288,000 for the nine months ended September 30, 2009 and 2008 respectively.  The 26% decrease is primarily due to lower commissions and sales incentives as a result of lower sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $4,892,000 for the nine months ended September 30, 2009 compared to $6,941,000 for the nine months ended September 30, 2008.  The 30% decrease is a result of reductions in discretionary expenditures and compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $2,939,000 for the nine months ended September 30, 2009 and $3,043,000 for the same period last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

FIRE RELATED LOSSES & INSURANCE RECOVERIES  The Company is still in the process of settling the insurance claim from the fire that occurred at one of the operating facilities in October 2008 and experienced $191,000 of fire related losses and $242,000 of insurance recoveries for the nine months ended September 30, 2009.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $680,000 for the nine months ended September 30, 2009 and $797,000 for the same period last year. The 15% decrease is primarily a result of the impairment that was recognized on certain intangible assets of the Company in the second quarter of 2009.

INTEREST EXPENSE   Interest expense for the nine months ended September 30, 2009 was $62,000 compared to $132,000 for the nine months ended September 30, 2008.  The decrease in interest is primarily attributable to the decrease in outstanding debt obligations.

WRITEOFF OF DEFERRED FINANCE COSTS  As a result of the amendment of the Company’s Credit Agreement that occurred on August 3, 2009, the Company wrote off the deferred finance costs of $86,000 in the second quarter of 2009.  These costs remained to be amortized from the Credit Agreement entered into in May 2007.

INCOME TAXES   Benefit for income taxes was $5,653,000 for the nine months ended September 30, 2009 as opposed to a provision for income taxes of $1,282,000 for the same period last year.  The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in the second quarter of 2009.  The impaired items are being deducted over the appropriate period for income tax purposes, which includes future periods, thus giving rise to a deferred tax asset on the balance sheet.  The Company believes it is more likely than not that the benefit will be realized in future periods when the Company returns to profitability, and as such, has not recorded an additional valuation allowance against the deferred tax asset.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% and 33% for the nine months ended September 30, 2009 and 2008, respectively.  The effective tax rate is lower than the statutory rate primarily due to lower tax rates in a foreign jurisdiction, slightly offset by permanent differences that result from a goodwill writeoff in a foreign jurisdiction.

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

The Company’s calculation of EBITDA, before Impairment charges for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$279	$704	$(12,566)	$2,629
Interest expense	27	33	62	132
Provision (Benefit) for income tax	133	346	(5,653)	1,282
Depreciation and amortization	570	879	2,381	2,648
Impairment charges	—	—	15,986	—
Income before interest expense, provision for income taxes, depreciation and amortization and Impairment charges (EBITDA before Impairment charges)	$1,009	$1,962	$210	$6,691

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $1,446,000 for the nine months ended September 30, 2009 to a balance of $2,750,000. This decrease compares to an increase of $2,964,000 for the same period last year. Since September 30, 2008, the cash balance has decreased by $748,000, and the bank debt was paid down $2,200,000, which represents a $1,452,000 improvement in our cash and debt positions for the last 12 months.

During the first nine months of 2009, operations provided $935,000 in cash compared to $4,784,000 provided for the nine months ended September 30, 2008.  The decrease in cash provided from operations of $3,849,000 is primarily due to lower net income offset by the noncash impairment charges and changes in deferred taxes, along with reductions in working capital components as a result of the current economic downturn.

Net cash used in investing activities was $726,000 and $1,121,000 for the nine months ended September 30, 2009 and 2008, respectively, which is all related to the purchase of property and equipment.

Net cash used in financing activities was $1,770,000 for the nine months ended September 30, 2009 compared to $640,000 for the same period last year. The increase in cash used is primarily due to debt paydowns for the first nine months of 2009 that exceeded debt paydowns for the first nine months of 2008, as well as a larger amount of stock transactions under employee benefit stock plans that occurred in the first nine months of 2008.

At September 30, 2009, the Company had $800,000 of debt obligations representing borrowings on the bank line-of-credit.

As of June 30, 2009, the Company violated the fixed charge coverage ratio under the Credit Agreement.  As a result of the covenant violation, the Company obtained a waiver from the bank and amended the credit agreement on August 3, 2009.  The Amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million Borrowings under the revolver will primarily incur interest of LIBOR plus 2.5%.  The unused portions of the revolver will be charged a commitment fee of .75% per annum.

Changes to the covenants were made as part of the amendment requiring the Company to maintain a minimum EBITDA, minimum tangible net worth and limitations on the amount of capital expenditures that can occur, and eliminated the minimum fixed charge coverage ratio and leverage ratio previously required.

The Company’s working capital, capital expenditure, debt service requirements and charges related to the relocation of its COPI operation to its Emoteq facility are expected to be funded from cash on hand, cash provided by operations and amounts available under the Company’s credit facilities.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of September 30, 2009. The amount available under the overdraft facility was € 300,000 ($438,000 at the September 30, 2009 exchange rate).

Critical Accounting Policies

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced in the footnotes, the adoption of these changes had no impact on the Company’s financial statements.

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, in accordance with the FASB Codification topic “Intangibles — Goodwill and other”.  “Intangibles — Goodwill and other” provides a fair value test to evaluate goodwill impairment and provides guidance on evaluating impairment of long-lived assets.  As part of the review, the Company estimates future cash flows.  Depending upon future assessments of fair value and estimated future cash flows, there could be impairment recorded related to goodwill and/or other long-lived assets.

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company’s net earnings for the remainder of the year by approximately $30,000 and net assets by approximately $750,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6.    Exhibits

(a)                            Exhibits

10                     Waiver and First Amendment to Credit Agreement dated as of August 3, 2009 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 7, 2009).

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

DATE:	November 13, 2009	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Chief Financial Officer