Form 10-K
period 2009-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2010-03-18
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $12,468,000 .

         Number of shares of the only class of Common Stock outstanding: 7,739,782 as of March 17, 2010

DOCUMENTS INCORPORATED BY REFERENCE

         Notice and Proxy for 2010 Annual Meeting of Shareholders

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

 PART I

Item 1.    Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates primarily in the United States and Europe. Allied Motion utilizes its underlying core "electro-magnetic, mechanical and electronic motion technology/know how" to provide compact, high performance products as solutions to a variety of motion applications. The Company is engaged in the business of designing, manufacturing and selling motor, servo motion and optical encoder products to a broad spectrum of customers throughout the world. The Company's products are manufactured at our facilities as well as contract manufacturing facilities in China and Eastern Europe.

        Examples of the end products using Allied Motion's technology in the medical and health care industries include wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertial guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATM's).

        Allied Motion is organized into four subsidiaries: Emoteq Corporation (Emoteq—Tulsa, OK), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY) and Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands). To provide additional production support of its subsidiaries, Allied Motion also has contract production capabilities in Slovakia and China.

        Emoteq designs, manufactures and markets high performance brushless and brush DC motors, drives and control electronics with a growing emphasis on complete motion system solutions tailored to meet the exact needs of its customers. Motor types include servo motors, frameless motors, torque motors and high speed (60,000 RPM+) brushless DC motors. Markets served include semiconductor manufacturing, industrial automation, medical equipment, and military and aerospace. As part of the Company's reorganization efforts in 2009, Computer Optical Products, Inc. ("COPI") was relocated from Chatsworth, CA to Tulsa, OK and Emoteq now also manufactures COPI high resolution encoders, precision high resolution servo motors and integrated motor/encoder assemblies. Emoteq's primary encoder markets are in aerospace and defense as well as telecommunications, semiconductor and scanning equipment manufacturing. Applications include missile seeker heads, flight surface controls, tunable lasers, spectrum analyzers, wavemeters, programmable attenuators and 3D scanners.

        Motor Products has been a motor producer for more than eighty years and is a designer and manufacturer of customized, highly engineered fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. The motors are used in mobile HVAC systems, actuation systems, and specialty and general purpose pumps in a variety of markets including trucks, buses, boats, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

        Stature designs and manufactures fractional and integral horsepower geared motion solutions utilizing permanent magnet DC and brushless DC motor technology. Stature's component products are sold primarily to original equipment manufacturers (OEM'S) that use them in their end products. Stature Electric excels at engineering, designing, packaging and applying integrated gearing and motor solutions for the commercial and industrial equipment, healthcare, recreation and non-automotive transportation markets.

        Premotec has been manufacturing small precision electric motors for more than thirty years utilizing four different motor technologies: brushless DC, coreless DC, iron core DC, and permanent magnet stepper and synchronous motors. Premotec also offers a range of reduction gearboxes tailored to a number of these motors. Premotec's products are sold to OEM customers in Europe, the United States and Asia and through distributors to smaller OEM's in almost all countries of the European Union. The products are used in a wide variety of medical, professional and industrial applications, such as dialysis equipment, industrial ink jet printers, cash dispensers, bar code readers, laser scanning equipment, fuel injection systems, HVAC actuators, waste water treatment, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

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

Sales to Large Customers

        During years 2009 and 2008, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        The Company's backlog at December 31, 2009 consisted of sales orders totaling approximately $20,977,000 while backlog at December 31, 2008 was $23,570,000. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2009 and 2008 were $3,922,000 and $4,009,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

Environmental Issues

        No significant pollution or other types of hazardous emission result from the Company's operations and it is not anticipated that the Company's operations will be materially affected by Federal, State or local provisions concerning environmental controls. The Company's costs of complying with environmental, health and safety requirements have not been material.

        The Company does not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company's business or markets that it serves, nor on the Company's results of operations, capital expenditures or financial position. The Company will continue to monitor emerging developments in this area.

Foreign Operations

        The information required by this item is set forth in Note 9 of the Notes to Consolidated Financial Statements contained herein.

Employees

        At December 31, 2009 the Company had approximately 351 full-time employees.

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

Item 2.    Properties.

        As of December 31, 2009, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 16, 2010 was 586. The Company did not pay or declare any dividends during years 2009 and 2008, and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq.

	Price Range
	High	Low
Year ended December 31, 2008
First Quarter	$5.28	$4.06
Second Quarter	5.90	4.31
Third Quarter	5.80	5.00
Fourth Quarter	5.39	1.42
Year ended December 31, 2009
First Quarter	$6.61	$1.17
Second Quarter	2.60	1.44
Third Quarter	2.65	1.61
Fourth Quarter	2.89	2.14

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	538,950	$4.44	261,628

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2005 through 2009; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$61,240	$85,967	$84,559	$82,768	$74,302

Net (loss) income	$(12,449)	$2,909	$2,396	$1,931	$923

Diluted (loss) income per share	$(1.65)	$.39	$.33	$.28	$.13

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$34,753	$52,780	$51,507	$52,612	$53,337
Total current and long-term debt	$600	$2,800	$4,422	$9,829	$12,081

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, and aerospace and defense markets. Examples of the end products using Allied Motion's technology in the medical and health care industries include wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs and covers), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertial guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATM's).

        Today, four companies form the core of Allied Motion. The companies, Emoteq, Motor Products, Stature Electric and Premotec offer a wide range of standard motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture custom motion control solutions to meet the needs of its customers.

        The Company has made considerable progress in implementing its corporate strategy, with the driving force of "electro-magnetic, mechanical and electronic motion technology/know how". The Company's commitment to Allied's Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

Outlook

        Despite the challenges Allied Motion faced in 2009 as a result of the economic downturn, the Company returned to profitability in the third and fourth quarter. Conditions have improved since the second quarter and management continues its efforts to foster additional growth in revenues and profitability. As announced in the fourth quarter of 2009, the Company relocated its COPI encoder production capabilities from Chatsworth, California to the EMOTEQ facility in Tulsa, Oklahoma. This move was completed in the fourth quarter and management continues to work with customers to provide a smooth transition. This decision will provide the Company with the ability to meet customers' needs by providing more integrated system solutions. Management will continue to monitor market conditions and allocate resources appropriately to meet current needs and prepare for growth.

        The Company has a strong balance sheet, and improved liquidity when compared with the previous year, a cash position, net of outstanding debt, that increased by approximately $2.5 million in 2009. The Company also maintained their position throughout 2009 of not cutting resources in electro-magnetic, mechanical and electronic design capabilities, as its primary goal is to provide solutions that "raise the bar" with customers and provide important differentiating factors against competition. The Company's broad market diversification provides an opportunity to grow some markets even while some are flat or experiencing decline. As certain markets are more recession proof than others, management will continue to make investments in the markets believed to be less affected in a recession than others.

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

        The Company's products contain certain metals, and the Company experiences fluctuations in the costs of these metals, particularly copper, steel and zinc, which are all key materials in its products. The Company has reacted by aggressively sourcing material at lower costs from Asian markets and by passing on surcharges and price increases to customers.

        The Company continues to pursue aggressive motor and drive development plans for new products that leverage the combined technology base of the Allied Motion companies. The Company focuses on new product designs that design-out cost, provide higher level, value-added performance solutions and meet the needs of its served markets. Over the last few years, the Company announced several new motor designs targeted at various markets. It normally takes twelve months to get new products designed into new customer applications.

        The Company continues its focus on a ONE TEAM sales force to more effectively leverage resources utilizing a company wide sales organization. With the ONE TEAM sales force selling all the Company's products, management's expectation is that this capability provides opportunities to increase sales from existing customers and secure new business opportunities.

        Management believes the strategy developed for the Company will accomplish its long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Year 2009 compared to 2008

	For the year ended December 31,		Increase (decrease)
(in thousands)	2009	2008	$	%
Revenues	$61,240	$85,967	$(24,727)	(29)%
Cost of products sold	48,108	63,801	(15,693)	(25)%

Gross margin	13,132	22,166	(9,034)	(41)%

Gross margin percentage	21%	26%	—	—

Operating costs and expenses:
Selling	3,303	4,256	(953)	(22)%
General and administrative	6,780	8,543	(1,763)	(21)%
Engineering and development	3,922	4,009	(87)	(2)%
Impairment charges	15,986	—	15,986	100%
Restructuring charges	710	—	710	100%
Fire related losses	200	1,200	(1,000)	(83)%
Insurance recoveries	(631)	(1,357)	726	54%
Amortization of intangible assets	851	1,052	(201)	(19)%

Total operating costs and expenses	31,121	17,703	13,418	76%

Operating (loss) income	(17,989)	4,463	(22,452)	(503)%
Interest expense	(55)	(177)	122	69%
Writeoff of deferred finance costs	(86)	—	(86)	(100)%
Other (expense) income	(73)	30	(103)	(343)%

Total other expenses, net	(214)	(147)	(67)	(46)%

(Loss) Income before income taxes	(18,203)	4,316	(22,519)	(522)%
Benefit (provision) for income taxes	5,754	(1,407)	7,161	508%

Net (Loss) Income	$(12,449)	$2,909	$(15,358)	528%

        NET (LOSS) INCOME    The Company reported a net loss of $12,449,000 or $1.65 loss per diluted share for 2009, compared to net income of $2,909,000 or $.39 per diluted share for 2008. The loss includes a pretax asset impairment charge of $15,986,000 ($11,105,000 after tax) and inventory adjustments of $600,000 ($417,000 after tax) primarily for excess and obsolete inventories recorded in the second quarter of 2009, and the restructuring charge of $710,000 ($469,000 after tax) plus net insurance recoveries of $431,000 ($284,000 after tax) recorded in the fourth quarter of 2009. The net insurance recoveries included in the fourth quarter of 2008 were $157,000. Excluding these nonrecurring items, the net loss for 2009 would be $742,000 compared to net income of $2,805,000 last year.

        EBITDA, BEFORE NONRECURRING ITEMS    EBITDA, before nonrecurring items, was $1,635,000 for 2009 compared to $7,849,000 for 2008. EBITDA, before nonrecurring items is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization, impairment charges, restructuring charges, inventory adjustments recorded in the second quarter, and net insurance recoveries. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA, before nonrecurring items.

        REVENUES    Revenues were $61,240,000 in 2009 compared to $85,967,000 in 2008. The 29% decrease in revenues reflects the effects of the worldwide economic recession, which adversely affected nearly all markets to which we sell our products, though some were adversely affected more than others. Our vehicle, industrial and electronics markets were most affected, accounting for 25% of the 29% decrease in revenues. Other markets, such as medical, distribution and aerospace and defense markets were least affected, with the distribution and aerospace and defense markets accounting for the remaining decrease in revenues. We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

        Sales to U.S. customers accounted for 56% of our sales in 2009 and 2008, with the balance of sales to customers primarily in Europe, Canada and Asia. Sales to U.S. customers and customers outside the U.S. were down 29%. The strengthening of the U.S. dollar against the Euro accounted for approximately 1% of the 29% sales decrease when comparing 2009 sales to 2008 sales.

        BACKLOG    The Company's backlog at December 31, 2009 consisted of sales orders totaling approximately $20,977,000 while backlog at December 31, 2008 was $23,570,000 reflecting an 11% decrease from the same time last year. Backlog is down from the same time last year due to the worldwide economic recession, which has had a broad impact on the markets to which we sell, and also due to the timing of the placement of certain longer-term blanket orders by our customers.

        GROSS MARGIN    Gross margin as a percentage of revenues was 21% and 26% for 2009 and 2008, respectively. The decrease in gross margin is primarily a result of declining sales that has impacted our ability to absorb manufacturing overhead costs, despite our success in reducing fixed overhead costs for the year by 14%. In addition, declining inventory usage as a result of declining sales caused the Company to record a nonrecurring inventory adjustment in the second quarter that impacted our gross margins by 1% for 2009.

        SELLING EXPENSES    Selling expenses were $3,303,000 and $4,256,000 in 2009 and 2008, respectively. The 22% decrease is primarily due to lower commissions and sales incentives as a result of lower sales. Selling expense as a percentage of revenues was 5.0% in 2009 and 2008.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $6,780,000 in 2009 and $8,543,000 for 2008. The 21% decrease is a result of reductions in discretionary expenditures and compensation expense, which includes incentive bonuses.

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $3,922,000 and $4,009,000 for 2009 and 2008, respectively. We continue to maintain strong engineering capabilities to meet our customers' needs and to expand our product base for future opportunities.

        IMPAIRMENT CHARGES    During the second quarter, the downturn in the global economy continued to adversely affect the overall results of the Company. The Company experienced a 41% drop in sales during the second quarter over the second quarter of 2008, which was the result of continued sales declines in all industry sectors. The Company is required for accounting purposes to assess the carrying value of long-lived amortizing assets and goodwill whenever circumstances indicate a decline in value may have occurred. Due to the severe effects the economic downturn had on the Company in the second quarter of 2009, the Company determined that goodwill and certain fixed and intangible assets were impaired and the Company recorded a pretax impairment charge of $15,986,000. The write down of the fixed and intangible assets will reduce depreciation and amortization by approximately $1 million for one year from the time the impairment was recorded.

        FIRE RELATED LOSSES & INSURANCE RECOVERIES    The Company is still in the process of settling the insurance claim from the fire that occurred at one of the operating facilities in October 2008. In 2009, the Company has recorded $200,000 of fire related losses and $631,000 of property insurance recoveries and partial business interruption recoveries.

        AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets expense was $851,000 and $1,052,000 in 2009 and 2008, respectively. The 19% decrease is primarily a result of the impairment that was recognized on certain intangible assets of the Company in the second quarter of 2009 and certain intangible assets becoming fully amortized in 2009.

        INTEREST EXPENSE    Interest expense in 2009 was $55,000 compared to $177,000 in 2008. The decrease in interest is primarily attributable to the decrease in outstanding debt obligations.

        WRITEOFF OF DEFERRED FINANCE COSTS    As a result of the amendment of the Company's Credit Agreement that occurred in 2009, the Company wrote off the deferred finance costs of $86,000. These costs remained to be amortized from the Credit Agreement entered into in May 2007.

        INCOME TAXES    Benefit for income taxes was $5,754,000 for 2009, compared to a provision for income taxes of $1,407,000 for 2008. The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in 2009. In domestic jurisdictions, the impaired items are being deducted over the appropriate period for income tax purposes, which includes future periods, thus giving rise to a deferred tax asset on the balance sheet. The Company believes it is more likely than not that the benefit will be realized in future years when the Company returns to profitability, and as such, has not recorded an additional valuation allowance against the deferred tax asset.

        The effective income tax rate as a percentage of (loss) income before income taxes was 32% and 33% in 2009 and 2008, respectively. In 2009, the effective tax rate differs from the statutory rate primarily due to the nondeductible goodwill impairment charge in a foreign jurisdiction partially offset by the impact of differences in state and foreign tax rates. In 2008, the effective rate differs from the statutory rate primarily due to the impact of differences in state and foreign tax rates.

Non-GAAP Measures

        EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles. The Company believes EBITDA is often a useful measure of a Company's operating performance and is a significant basis used by the Company's management to measure the operating performance of the Company's business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense. For 2009, EBITDA also excludes impairment charges of $15,986,000, restructuring charges of $710,000, inventory adjustments recorded in the second quarter of $600,000, and net insurance recoveries of $431,000. Net insurance recoveries in 2008 were $157,000, and are excluded from the 2008 EBITDA before nonrecurring items. Accordingly, the Company believes that EBITDA, before these nonrecurring items, provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets and capital structure. EBITDA is frequently used as one of the bases for comparing businesses in the Company's industry. EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA, before nonrecurring items for 2009 and 2008 is as follows (in thousands):

	For the year ended December 31,
	2009	2008
Net (loss) income	$(12,449)	$2,909
Interest expense	55	177
(Benefit) Provision for income tax	(5,754)	1,407
Depreciation and amortization	2,918	3,513
Impairment charges	15,986	—
Restructuring charges	710	—
Inventory adjustments recorded in the second quarter	600	—
Net insurance recoveries	(431)	(157)

Income before interest expense, provision for income taxes, depreciation and amortization, and nonrecurring items (EBITDA, before nonrecurring items)	$1,635	$7,849

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents increased $274,000 during 2009 to a balance of $4,470,000 at December 31, 2009. The Company also paid down debt in 2009 by $2,200,000, which represents a $2,474,000 improvement in our cash and debt positions for 2009.

        During 2009, operations provided $2,819,000 in cash compared to $6,252,000 in 2008. The decrease in cash provided from operations of $3,433,000 is primarily due to lower net income offset by the noncash impairment charges, changes in deferred taxes, the inventory adjustments recorded in the second quarter, along with reductions in working capital components as a result of the current economic downturn.

        Net cash used in investing activities was $678,000 and $1,690,000 for 2009 and 2008, respectively, which is related to the purchase of property and equipment, net of property insurance proceeds from the fire loss that occurred in 2008.

        Net cash used in financing activities was $1,955,000 for 2009 compared to $824,000 for the same period last year. The increase in cash used is primarily due to debt paydowns in 2009 that exceeded debt paydowns in 2008, as well as a larger amount of stock transactions under employee benefit stock plans that occurred in 2008.

        At December 31, 2009, the Company had $600,000 of debt obligations representing borrowings on the bank line-of-credit.

        As of June 30, 2009, the Company violated the fixed charge coverage ratio under the Credit Agreement. As a result of the covenant violation, the Company obtained a waiver from the bank and amended the credit agreement on August 3, 2009. The Amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million. Borrowings under the revolver incur interest of LIBOR plus 2.5%. The unused portion of the revolver is charged a commitment fee of .75% per annum.

        Changes to the covenants were made as part of the amendment requiring the Company to maintain a minimum EBITDA, minimum tangible net worth and limitations on the amount of capital expenditures that can occur, and eliminated the minimum fixed charge coverage ratio and leverage ratio previously required.

        The Company's working capital, capital expenditure, and debt service requirements are expected to be funded from cash on hand, cash provided from operations and amounts available under the Company's credit facilities. Restructuring charges related to the relocation of the Company's COPI operation to its Emoteq facility have been funded, and are expected to be funded from cash on hand and cash provided from operations.

        The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required. The facility had no outstanding balance as of December 31, 2009. The amount available under the overdraft facility was € 300,000 ($430,000 at the December 31, 2009 exchange rate).

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

Recent Accounting Pronouncements

        On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced in the footnotes, the adoption of these changes had no impact on the Company's financial statements.

        Effective June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as "subsequent events." Specifically, these changes set forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have a significant impact on the Company's financial statements.

        Effective for the Company's fiscal year ending December 31, 2009, accounting guidance requires disclosure of how pension plan investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. The Company has evaluated the guidance and made appropriate footnote disclosures where required.

        In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Effective January 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including long-lived assets and goodwill. The adoption of the authoritative guidance did not have a material impact on either the Company's consolidated results from operations or its financial position.

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

Foreign Currency Risk

        Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar could affect the Company's pretax earnings by approximately $100,000, and net assets by approximately $800,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 17, 2010
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,470	$4,196
Trade receivables, net of allowance for doubtful accounts of $225 and $152 at December 31, 2009 and 2008, respectively	7,743	10,008
Inventories, net	7,578	10,532
Deferred income taxes	476	674
Prepaid expenses and other	891	1,265

Total Current Assets	21,158	26,675
Property, plant and equipment, net	6,584	10,567
Deferred income taxes	5,649	—
Intangible assets, net	1,362	3,307
Goodwill	—	12,231

Total Assets	$34,753	$52,780

Liabilities and Stockholders' Investment
Current Liabilities:
Debt obligations	600	800
Accounts payable	3,135	5,043
Accrued liabilities and other	3,298	4,453
Income taxes payable	104	219

Total Current Liabilities	7,137	10,515
Debt obligations, net of current portion	—	2,000
Deferred income taxes	—	906
Pension and post-retirement obligations	2,594	2,503

Total Liabilities	9,731	15,924
Commitments and Contingencies
Stockholders' Investment:
Common stock, no par value, authorized 50,000 shares; 7,585 and 7,304 shares issued and outstanding at December 31, 2009 and 2008, respectively	18,581	18,019
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	5,757	18,206
Accumulated comprehensive income	684	631

Total Stockholders' Investment	25,022	36,856

Total Liabilities and Stockholders' Investment	$34,753	$52,780

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31, 2009	For the year ended December 31, 2008
Revenues	$61,240	$85,967
Cost of products sold	48,108	63,801

Gross margin	13,132	22,166
Operating costs and expenses:
Selling	3,303	4,256
General and administrative	6,780	8,543
Engineering and development	3,922	4,009
Impairment charges (Note 12)	15,986	—
Restructuring charges (Note 11)	710	—
Fire related losses (Note 10)	200	1,200
Insurance recoveries (Note 10)	(631)	(1,357)
Amortization of intangible assets	851	1,052

Total operating costs and expenses	31,121	17,703

Operating (loss) income	(17,989)	4,463
Other (expense) income, net:
Interest expense	(55)	(177)
Writeoff of deferred finance costs	(86)	—
Other (expense) income, net	(73)	30

Total other expense, net	(214)	(147)

(Loss) Income before income taxes	(18,203)	4,316
Benefit (provision) for income taxes	5,754	(1,407)

Net (loss) income	$(12,449)	$2,909

Basic net (loss) income per share:
Net (loss) income per share	$(1.65)	$.40

Basic weighted average common shares	7,528	7,268

Diluted net (loss) income per share:
Net (loss) income per share	$(1.65)	$.39

Diluted weighted average common shares	7,528	7,365

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
AND COMPREHENSIVE INCOME

(In thousands)

					Other Comprehensive Income
	Common Stock				Foreign Currency Translation Adjustments
				Retained Earnings		Pension Adjustments	Comprehensive Income
	Shares	Amount	Other
Balances, December 31, 2007	6,942	$17,178	$(432)	$15,297	$960	$994
Stock transactions under employee benefit stock plans and option exercises	281	942
Issuance of restricted stock, net of forfeitures	81	411	(414)
Stock compensation expense			334
Pension adjustments, net of tax						(910)	$(910)
Foreign currency translation adjustment					(413)		(413)
Net income				2,909			2,909

Comprehensive income							$1,586

Balances, December 31, 2008	7,304	$18,531	$(512)	$18,206	$547	$84
Stock transactions under employee benefit stock plans and option exercises	201	245
Issuance of restricted stock, net of forfeitures	80	92	(111)
Stock compensation expense			336
Pension adjustments, net of tax						(18)	$(18)
Foreign currency translation adjustment					71		71
Net loss				(12,449)			(12,449)

Comprehensive loss							$(12,396)

Balances, December 31, 2009	7,585	$18,868	$(287)	$5,757	$618	$66

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2009	For the year ended December 31, 2008
Cash Flows From Operating Activities:
Net (loss) income	$(12,449)	$2,909
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,918	3,513
Deferred income taxes	(6,360)	30
Impairment charges	15,986	—
Provision for excess and obsolete inventory	1,022	208
Provision for bad debt	145	18
Other	237	182
Changes in assets and liabilities:
Decrease in trade receivables	2,147	79
Decrease in inventories	1,952	137
Decrease (increase) in prepaid expenses and other	368	(108)
Decrease in accounts payable	(1,918)	(86)
Decrease in accrued liabilities and other	(1,118)	(185)
Decrease in income taxes payable	(111)	(445)

Net cash provided by operating activities	2,819	6,252
Cash Flows From Investing Activities:
Property insurance proceeds from fire loss	187	388
Purchase of property and equipment	(865)	(2,078)

Net cash used in investing activities	(678)	(1,690)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	600	(792)
Repayments on term loans	(2,800)	(800)
Repayments of capital lease obligations	—	(26)
Stock transactions under employee benefit stock plans	245	794

Net cash used in financing activities	(1,955)	(824)
Effect of foreign exchange rate changes on cash	88	(76)

Net increase in cash and cash equivalents	274	3,662
Cash and cash equivalents at beginning of period	4,196	534

Cash and cash equivalents at end of period	$4,470	$4,196

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$60	$206
Income taxes	802	1,623

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

        Activity in the allowance for doubtful accounts for 2009 and 2008 was as follows (in thousands):

	December 31, 2009	December 31, 2008
Beginning balance	$152	$254
Additional reserves	145	18
Writeoffs	(72)	(120)

Ending balance	$225	$152

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2009	December 31, 2008
Parts and raw materials	$6,484	$8,209
Work-in-process	1,649	1,957
Finished goods	1,620	1,910

	9,753	12,076
Less reserves	(2,175)	(1,544)

	$7,578	$10,532

        The Company recorded provisions for excess and obsolete inventories of approximately $1,022,000 and $208,000, for 2009 and 2008, respectively. The 2009 amount includes an adjustment of $600,000 recorded in the second quarter.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2009	December 31, 2008
Land		$290	$332
Building and improvements	5 - 39 years	3,231	4,587
Machinery, equipment, tools and dies	3 - 15 years	11,806	16,263
Furniture, fixtures and other	3 - 10 years	1,543	2,114

		16,870	23,296
Less accumulated depreciation		(10,286)	(12,729)

		$6,584	$10,567

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

        Depreciation expense was approximately $2,067,000 and $2,461,000 in 2009 and 2008, respectively.

Intangible Assets

        Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset might be impaired.

        The Company estimates the fair value of the goodwill based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows. The fair value estimate is based upon level three inputs from ASC Topic "Fair Value Measurements and Disclosures", as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions.

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $300,000 and $284,000 as of December 31, 2009 and 2008, respectively.

        Changes in the Company's reserve for product warranty claims during 2009 and 2008, were as follows (in thousands):

	December 31, 2009	December 31, 2008
Warranty reserve at beginning of the year	$284	$306
Provision	117	199
Warranty expenditures	(102)	(211)
Effect of foreign currency translation	1	(10)

Warranty reserve at end of year	$300	$284

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Compensation and fringe benefits	$1,872	$3,435
Warranty reserve	300	284
Restructuring charges	413	—
Other accrued expenses	713	734

	$3,298	$4,453

Foreign Currency Translation

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

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 0 and 98,000 for the years 2009 and 2008, respectively. Stock awards to purchase 794,000 and 264,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2009 and 2008, respectively, since the results would have been anti-dilutive.

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

Fair Value Accounting

        Effective January 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including long-lived assets and goodwill.

        The guidance establishes a framework for measuring fair value which utilizes observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. Preference is given to observable inputs. These two types of inputs create the following three-level fair value hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.
Level 3:	Significant inputs to the valuation model are unobservable.

        The Company's pension plan assets are fair valued using Level 1 inputs, or quoted prices for identical assets in active markets. The fair value of these is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company's other financial assets include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts reported in the consolidated balance sheets for these assets approximate fair value because of the immediate or short-term maturities of these financial instruments.

        The Company's non-financial assets are measured at fair-value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets include long-lived assets and goodwill that are written down to fair value when they are impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

        The following describes the valuation methodologies we use to measure non-financial instruments accounted for at fair-value on a non-recurring basis:

        Property, Plant & Equipment.    The fair values of the Property, plant and equipment are primarily estimated based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows. These estimates are considered level three inputs. Fair values of certain assets are determined by reviewing similar transactions in the marketplace.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Intangible Assets.    The Company's fair value estimate of intangible assets is based upon level three inputs, which required the Company to develop its own assumptions. The fair values of the intangible assets are estimated using various income approaches based on the nature of the intangible asset.

        Goodwill.    The Company estimates the fair value of the goodwill based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows, which required the Company to develop its own assumptions.

Income Taxes

        The Company accounts for income taxes in accordance with ASC Topic "Income Taxes." Consistent with guidance in "Income Taxes", the current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

        The guidance in "Income Taxes" requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Income tax related interest and penalties recognized in 2009 and 2008 are immaterial.

Pension and Postretirement Welfare Plans

        The Company reports gains or losses and prior service costs or credits that arise during the period but not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax, in accordance with ASC Topic "Compensation—Retirement Benefits". Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

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

2. GOODWILL

        The change in the carrying amount of goodwill for 2009 and 2008 is as follows (in thousands):

	December 31, 2009	December 31, 2008
Balance at beginning of period	$12,231	$12,343
Impairment Charge (Note 12)	(12,222)	—
Effect of foreign currency translation	(9)	(112)

Balance at end of period	$0	$12,231

        The carrying value of goodwill was written off during the quarter ended June 30, 2009 based on the impairment analysis performed by the Company, further discussed in Note 12.

3. INTANGIBLE ASSETS

        Intangible assets on the Company's consolidated balance sheets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value	Estimated Life
Customer lists	$3,008	$(2,505)	$503	$4,541	$(3,014)	$1,527	8 years
Trade name	946	(570)	376	1,340	(740)	600	10 years
Design and technologies	1,212	(753)	459	2,665	(1,509)	1,156	8 years
Patents	24	0	24	24	0	24

Total	$5,190	$(3,828)	$1,362	$8,570	$(5,263)	$3,307

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

        Total amortization expense for intangible assets for the years 2009 and 2008 was $851,000 and $1,052,000 respectively. Estimated amortization expense for intangible assets is $571,000 for the year ending December 31, 2010, $430,000 for 2011, $280,000 for 2012, $43,000 for 2013, $14,000 for 2014, and $24,000 thereafter.

        The net carrying value of intangible assets was written down $1,104,000 in the quarter ended June 30, 2009, based on the impairment analysis performed by the Company, which is further discussed in Note 12.

4. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Credit Agreement (at variable rates)
Revolving line-of-credit, 2.74% as of December 31, 2009	$600	$—
Term Loan	—	2,800

Total	600	2,800
Less current maturities	(600)	(800)

Long-term debt obligations	$—	$2,000

        The Credit Agreement contained certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Company violated the fixed charge coverage ratio as of June 30, 2009. As a result of the covenant violation the Company obtained a waiver from the bank and amended the Credit Agreement on August 3, 2009.

        The Amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million. The Company wrote off all deferred finance costs of $86,000 remaining on the Consolidated Balance Sheet at the time of the violation. These costs are presented on a separate line in the Consolidated Statement of Operations. Under the amendment, the Company was required to pay the term loan in full. The Amended Credit Agreement contains certain financial covenants related to achieving minimum EBITDA levels, maintaining minimum consolidated tangible net worth, and placing a ceiling on the amount of capital expenditures incurred by the Company. The Company was in compliance with all covenants at December 31, 2009.

        No principal payments are required on the revolving credit facility prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices, primarily LIBOR plus 2.5%. All borrowings are secured by substantially all the assets of the Company.

        At December 31, 2009, approximately $10,300,000 million was available under the Amended Credit Agreement and €300,000 was available under a bank overdraft facility in Europe.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES

        The provision for income taxes is based on income (loss) before income taxes as follows (in thousands):

	For the year ended December 31, 2009	For the year ended December 31, 2008
Domestic	$(17,285)	$970
Foreign	(918)	3,346

Income (loss) before income taxes	$(18,203)	$4,316

        Components of the total (provision) benefit for income taxes are as follows (in thousands):

	For the year ended December 31, 2009	For the year ended December 31, 2008
Current (provision):
Domestic	$(104)	$(245)
Foreign	(500)	(975)

Total current (provision)	(604)	(1,220)

Deferred benefit(provision):
Domestic	6,251	(308)
Foreign	107	121

Total deferred benefit (provision)	6,358	(187)

Benefit (Provision) for income taxes	$5,754	$(1,407)

        The benefit (provision) for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2009	For the year ended December 31, 2008
Tax benefit (provision), computed at statutory rate	$6,189	$(1,467)
State tax, net of federal impact	281	(205)
Nondeductible expenses	(11)	(19)
Nondeductible impairment charge in a foreign jurisdiction	(848)	—
Effect of foreign tax rate differences	143	285
Other	—	(1)

Benefit (Provision) for income taxes	$5,754	$(1,407)

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2009	December 31, 2008
Current deferred tax assets:
Allowances and other	$558	$337
Tax credit carryforwards	132	132
Net operating loss carryforwards	—	419

Total current deferred tax assets	690	888
Valuation allowance	(214)	(214)

Net current deferred tax assets	$476	$674

Noncurrent deferred tax assets (liabilities):
Employee benefit plans	$937	$901
Net operating loss carryforwards	1,463	—
Goodwill and Intangibles	2,819	(967)
Property, plant & equipment	233	(977)
Other	197	137

Total noncurrent deferred tax assets (liabilities)	$5,649	$(906)

        The Company has a domestic net operating loss carryforward of $4,063,000 expiring in 2023 through 2029 and domestic tax credit carryforwards of $132,000 expiring in 2013.

        Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2009. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2009.

        The Company files income tax returns in the U.S. federal, various states and The Netherlands taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2005. The Company is no longer subject to tax examinations in The Netherlands for periods before 2007.

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

        As of December 31, 2009, the Company had 261,628 shares of Common Stock available for grant under stock incentive plans.

Stock Options

        Option activity during years 2008 and 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	843,200	$3.75
Granted	—
Forfeited	(6,000)
Exercised	(248,250)		$517,000

Balance, December 31, 2008	588,950	$4.23
Granted	—
Forfeited	(6,000)
Exercised	(44,000)		$26,000

Balance, December 31, 2009	538,950	$4.44	$32,000

        As of December 31, 2009, all outstanding options are exercisable. Cash received from the exercise of stock options for the years ended December 31, 2009 and 2008 was $62,000 and $626,000, respectively.

        Exercise prices for options outstanding at December 31, 2009 are as follows:

	Range of Exercise Prices
				Total
	$1.77 - $2.90
		$3.20 - $4.83	$5.46 - $6.72	$1.77 - $6.72
Options Outstanding:
Number of options	45,000	355,450	138,500	538,950
Weighted average exercise price	$1.77	$4.24	$5.83	$4.44
Weighted average remaining contractual life	.1 years	1.2 years	1.7 years	1.2 years

Stock Warrants

        As of December 31, 2009 and 2008, the Company had 300,000 warrants outstanding to purchase common stock that are exerciseable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition, and will expire May 10, 2011.

Restricted Stock

        During 2009 and 2008, 95,550 and 86,950 shares of nonvested restricted stock were awarded with a weighted average value of $1.21 and $4.90 per share, respectively. The value at the date of award is amortized to compensation expense over the related vesting period of approximately three years. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

        Nonvested restricted stock activity during years 2008 and 2009 was as follows:

Number of Nonvested Restricted Shares
Balance, December 31, 2007	119,460
Awarded	86,950
Forfeited	(2,880)
Vested	(52,966)

Balance, December 31, 2008	150,564
Awarded	95,550
Forfeited	(2,133)
Vested	(70,269)

Balance, December 31, 2009	173,712

Share-Based Compensation Expense

Stock Options

        All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2009 or 2008.

Restricted Stock

        During 2009 and 2008, compensation expense net of forfeitures, of $336,000 and $334,000 was recorded, respectively. As of December 31, 2009, there was $287,000 of total unrecognized compensation expense related to restricted stock awards, of which approximately $220,000 is expected to be recognized in 2010, with the remaining amount of $67,000 in 2011 and 2012.

Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2009 and 2008) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan were $0 and $230,000 accrued for 2009 and 2008, respectively. Contributions are used to acquire newly issued shares of the Company.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2009, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

in "Accrued liabilities and other" in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2010	$586
2011	580
2012	345
2013	229
2014	1
Thereafter	0

$1,741

        Rental expense was $762,000 and $637,000 in 2009 and 2008, respectively.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with four key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $3,284,000 and $4,297,000, respectively as of December 31, 2009 and 2008. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$4,021	$3,987
Service cost	95	93
Employee contributions	8	10
Interest cost	263	248
Actuarial loss (gain)	343	(91)
Benefits paid	(237)	(226)

Projected benefit obligation at end of period	$4,493	$4,021

Change in plan assets:
Fair value of plan assets at beginning of period	$2,622	$3,880
Actual return (loss) on plan assets	565	(1,103)
Employee contributions	8	10
Employer contributions	73	61
Benefits and expenses paid	(237)	(226)

Fair value of plan assets at end of period	$3,031	$2,622

	December 31, 2009	December 31, 2008
Excess of projected benefit obligation over fair value of plan assets	$1,462	$1,399
Unrecognized loss	(1,007)	(1,095)

Accrued pension cost prior to pension adjustments	$455	$304
Required incremental liability	1,007	1,095

Accrued pension cost at end of period	$1,462	$1,399

        The accumulated benefit obligation for the pension plan was $4,425,000 at December 31, 2009 and $3,965,000 at December 31, 2008. The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2010 is $56,000, which all relates to the amortization of the actuarial loss.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2010	$263,000
2011	272,000
2012	280,000
2013	290,000
2014	292,000
2015 - 2019	1,649,000

        Components of net periodic pension expense included in the consolidated statements of operations for years 2009 and 2008 are as follows (in thousands):

	For the year ended December 31, 2009	For the year ended December 31, 2008
Service cost	$95	$93
Interest cost on projected benefit obligation	263	249
Amortization of net loss	69	—
Expected return on assets	(203)	(342)

Net periodic pension expense	$224	$0

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2009	December 31, 2008
Discount rate	6.00%	6.75%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2009	For the year ended December 31, 2008
Discount rate	6.75%	6.50%
Expected long-term rate of return on plan assets	8.00%	9.00%
Rate of compensation increases	5.00%	5.00%

        The performance of the financial markets and changes in interest rates impact the funding obligations under our pension plan. Significant changes in market interest rates and decreases in the fair value of plan assets may increase our funding obligations and adversely impact our results of operations and cash flows in future periods.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return.

        The Company expects to contribute approximately $175,000 to the pension plan during 2010.

        The Pension Plan's assets consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Mutual Funds	$3,006	$2,589
Money Market Funds	25	33

	$3,031	$2,622

        All plan assets are accounted for at fair value on a recurring basis. Fair values are determined using level one inputs, or quoted prices for identical assets in active markets on the measurement date.

        The pension plan assets allocation at December 31, 2009 and 2008 was as follows:

	December 31, 2009	December 31, 2008
Cash equivalents	1%	1%
Equity securities	65%	69%
Fixed income securities	34%	30%

Total	100%	100%

        The pension assets are managed by an outside investment manager. The Company's investment policy with respect to pension assets is to make investments solely in the interest of the participants and beneficiaries of the plans and for the exclusive purpose of providing benefits accrued and defraying the reasonable expenses of administration. The Company strives to maintain investment diversification to assist in minimizing the risk of large losses. The pension assets are subject to the following ranges for asset allocation percentages based on the Plan's Investment Policy Guidelines:

Equity Securities	55 - 75%
Fixed Income Securities	25 - 45%
Cash	0 - 20%

Total	100%

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,104	$1,100
Service cost	17	21
Interest cost	66	69
Actuarial loss (gain)	2	(30)
Benefits paid, net of participant contributions	(57)	(56)

Accumulated postretirement benefit obligation at end of period	$1,132	$1,104

Accrued postretirement benefit cost at the beginning of period	$2,331	$2,395
Net periodic postretirement income	(26)	(8)
Employer contributions	(57)	(57)

Accrued postretirement benefit cost, prior to pension adjustments	$2,248	$2,330
Required incremental asset	(1,116)	(1,226)

Accrued postretirement benefit cost at end of period	$1,132	$1,104

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2009 and 2008 are as follows (in thousands):

	For the year ended December 31,
	2009	2008
Service cost	$17	$21
Interest cost	66	69
Amortization of prior service credit	(12)	(12)
Amortization of gain	(97)	(86)

Total benefit income	$(26)	$(8)

        The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2010 is $90,000, of which $78,000 relates to the actuarial gain and $12,000 to the prior service credit.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.00% and 6.75% as of December 31, 2009 and 2008, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 6.75% for 2009 and 6.50% for 2008.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2010	$63,000
2011	62,000
2012	60,000
2013	60,000
2014	59,000
2015 - 2019	345,000

9. SEGMENT INFORMATION

        ASC Topic "Segment Reporting" requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with the "Segment Reporting" Topic of the ASC, the Company's chief operating decision maker has been identified as the Chief Executive Officer and President, which reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under "Segment Reporting" due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by "Segment Reporting" can be found in the accompanying consolidated financial statements and within this note.

        The Company's wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands, is included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiary is summarized below (in thousands):

	For the year ended and as of December 31,
	2009	2008
Revenues derived from a foreign subsidiary	$19,584	$26,058
Identifiable assets	9,663	12,143

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SEGMENT INFORMATION (Continued)

        Sales to customers outside of the United States were $26,637,000 and $37,562,000 in years 2009 and 2008, respectively. The portion of the impairment charge recorded by the Company in 2009 related to a foreign subsidiary was $2,493,000, all of which was Goodwill.

        During years 2009 and 2008, no single customer accounted for more than 10% of total revenues.

10. FIRE LOSS AND INSURANCE RECOVERIES

        On October 11, 2008, the manufacturing facility for Computer Optical Products (COPI), formerly located in Chatsworth, California, sustained heavy damage from a fire. The damaged facility was being leased by COPI. The Company is fully insured for the replacement of the assets damaged in the fire and for loss of profits consequent to the business interruption due to the fire. The following information, as disclosed in the Consolidated Statement of Operations for 2009 and 2008, is as follows (in thousands):

	For the year ended December 31,
	2009	2008
Fire related losses	$200	$1,200
Insurance recoveries	(631)	(1,357)

Net insurance recoveries	$(431)	$(157)

        The Company's fire related losses include the writeoff of damaged property and equipment, damaged inventory, and other cleanup and business interruption costs that occurred as a result of the fire. The Company's insurance recoveries represent the replacement cost of property and equipment damaged as a result of the fire, the cost of inventory damaged in the fire, other cleanup costs and partial business interruption recoveries.

        Any additional gains or losses and business interruption recoveries will be recognized in subsequent periods as amounts are determined and finalized with the insurance company.

11. RESTRUCTURING

        On October 29, 2009, the Company announced that the COPI encoder operation would be relocated from Chatsworth, CA to the EMOTEQ facility in Tulsa, OK by the end 2009. Costs that were incurred as a result of the relocation for the year ended December 31, 2009 were $710,000, and are included in "Restructuring charges" in the Consolidated Statement of Operations. The Company does not anticipate to incur any future costs related to this restructuring.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING (Continued)

        The components of restructuring charges are as follows (in thousands):

For the year ended December 31, 2009
Employee termination benefits	$356
Office and Employee relocation	237
Asset writeoffs	54
Consulting and Other	63

Total	$710

        As of December 31, 2009, the following amounts are included in "Accrued Liabilities and Other" in the Consolidated Statement of Operations, and are expected to be paid out primarily in the first quarter of 2010 (in thousands):

As of December 31, 2009
Employee termination benefits	$260
Office and Employee relocation	151
Consulting and Other	2

Total	413

12. IMPAIRMENT

        The following is a summary of Impairment charges recorded in 2009. The Impairment charges are reflected in the Consolidated Statement of Operations (in thousands):

Property, plant and equipment	$(2,660)
Intangible assets	(1,104)
Goodwill	(12,222)

Impairment charges	$(15,986)

Property, plant and equipment and Intangible assets

        During the second quarter, the Company identified certain assets with deteriorating cash flows and projected cash flow losses. As a result of these conditions, the Company performed an impairment analysis. The analysis compared the fair value of these assets to their carrying value, which resulted in a $2,660,000 Property, plant and equipment impairment charge and $1,104,000 Intangible asset impairment charge.

Goodwill

        Due to a further downturn in our business during the second quarter resulting from the global economic downturn and the slower than originally expected recovery, the Company determined indicators of potential impairment were present; therefore, interim impairment tests of goodwill were performed. As a result of the impairment analysis completed in the second quarter, the Company

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. IMPAIRMENT (Continued)

recorded $12,222,000 of goodwill impairment, resulting in a zero carrying value of goodwill as of June 30, 2009.

13. SUBSEQUENT EVENTS

        Management evaluated all activity of the Company through the issue date of the Financial Statements and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2009 and 2008 is as follows (in thousands, except per share data):

Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,295	$13,940	$14,980	$17,025
Gross margin	2,789	2,347	3,755	4,241
Net (loss) income	(730)	(12,115)	279	117
Basic (loss) income per share	(.10)	(1.60)	.04	.02
Diluted (loss) income per share	(.10)	(1.60)	.04	.02

Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,312	$23,549	$21,538	$17,568
Gross margin	6,165	6,401	5,504	4,096
Net income	924	1,001	704	280
Basic income per share	.13	.14	.10	.04
Diluted income per share	.13	.13	.09	.04

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer concluded that they are effective as of December 31, 2009.

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

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008.

b)
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2009 and 2008.

d)
Consolidated Statements of Cash Flows for the years 2009 and 2008.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

3.
Exhibits

Exhibit No.		Subject

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 3, 2006.)

3.2		Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2007)

10.0	*	The Amended 1991 Incentive and Nonstatutory Stock Option Plan dated August 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 1998.)

10.1	*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.)

10.2	*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.)

10.3	*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 29, 2004.)

10.4	*	Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective May 12, 2009 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2009)

10.5	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective December 22, 2008(Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2008)

10.6	*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2009)

10.7	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008 (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2008)

10.8	*	Deferred Compensation Plan, as Amended and Restated, effective January, 1 2007 (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2008)

10.9		Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., as US Borrower, Precision Motor Technology B.V., as EUR Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as EUR Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10 to the Company's Form 8-K/A dated August 8, 2007)

10.10		Waiver and First Amendment to Credit Agreement dated as of August 3, 2009 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed August 7, 2009).

10.11*		2007 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 20, 2008)

Exhibit No.	Subject
14.1	Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003)

21	List of Subsidiaries (attached herein)

23	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.
By:	/s/ RICHARD D. SMITH Richard D. Smith Executive Chairman of the Board and Chief Financial Officer
Date: March 17, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Executive Officer and Director	March 17, 2010
/s/ RICHARD D. SMITH Richard D. Smith	Executive Chairman of the Board and Chief Financial Officer	March 17, 2010
/s/ DELWIN D. HOCK Delwin D. Hock	Chairman of the Board of Directors	March 17, 2010
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 17, 2010
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 17, 2010
/s/ GRAYDON D. HUBBARD Graydon D. Hubbard	Director	March 17, 2010
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 17, 2010