Form 10-Q
period 2010-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2010-05-17
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Number of Shares of the only class of Common Stock outstanding:  7,830,481 as of May 17, 2010

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current Assets:
Cash and cash equivalents	$5,311	$4,470
Trade receivables, net of allowance for doubtful accounts of $208 and $225 at March 31, 2010 and December 31, 2009, respectively	8,988	7,743
Inventories, net	8,053	7,578
Deferred income taxes	496	476
Prepaid expenses and other	824	891
Total Current Assets	23,672	21,158
Property, plant and equipment, net	6,480	6,584
Deferred income taxes	5,564	5,649
Intangible assets, net	1,154	1,362
Total Assets	$36,870	$34,753

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	322	600
Accounts payable	4,933	3,135
Accrued liabilities and other	3,419	3,298
Income taxes payable	307	104
Total Current Liabilities	8,981	7,137
Pension and post-retirement obligations	2,510	2,594
Total Liabilities	11,491	9,731

Commitments and Contingencies
Stockholders’ Investment:
Common stock, no par value, authorized 50,000 shares; 7,830 and 7,585 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	18,707	18,581
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	6,491	5,757
Accumulated other comprehensive income	181	684
Total Stockholders’ Investment	25,379	25,022
Total Liabilities and Stockholders’ Investment	$36,870	$34,753

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2010	2009
Revenues	$17,422	$15,295
Cost of products sold	13,017	12,506
Gross margin	4,405	2,789

Operating costs and expenses:
Selling	941	878
General and administrative	2,059	1,725
Engineering and development	1,013	995
Amortization of intangible assets	165	255
Fire related losses	—	56
Insurance recoveries	(685)	(56)
Total operating costs and expenses	3,493	3,853
Operating income (loss)	912	(1,064)

Other income (expense), net:
Interest expense	(3)	(15)
Other income, net	155	19
Total other income, net	152	4
Income (loss) before income taxes	1,064	(1,060)
(Provision) benefit for income taxes	(330)	330

Net income (loss)	$734	$(730)

Basic net income (loss) per share:
Net income (loss) per share	$0.09	$(0.10)
Basic weighted average common shares	7,764	7,386

Diluted net income (loss) per share:
Net income (loss) per share	$0.09	$(0.10)
Diluted weighted average common shares	7,768	7,386

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$734	$(730)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	496	893
Other	70	(215)
Changes in assets and liabilities:
Trade receivables	(1,390)	210
Inventories, net	(577)	77
Prepaid expenses and other	113	(115)
Accounts payable	1,887	(367)
Accrued liabilities and other	289	(1,577)
Net cash provided by (used in) operating activities	1,622	(1,824)

Cash Flows From Investing Activities:
Purchase of property and equipment	(304)	(241)
Net cash used in investing activities	(304)	(241)

Cash Flows From Financing Activities:
Repayments on lines-of-credit, net	(278)	—
Repayments on term loans	—	(200)
Stock transactions under employee benefit stock plans	80	230
Net cash (used in) provided by financing activities	(198)	30

Effect of foreign exchange rate changes on cash	(279)	(43)

Net increase (decrease) in cash and cash equivalents	841	(2,078)

Cash and cash equivalents at beginning of period	4,470	4,196

Cash and cash equivalents at end of period	$5,311	$2,118

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

1.              Basis of Preparation and Presentation

Allied Motion Technologies Inc. (the Company) is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world.  The Company is organized into four technical units: Emoteq, Motor Products, Stature Electric and Premotec.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 that was previously filed by the Company.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2010	December 31, 2009
Parts and raw materials	$6,408	$6,484
Work-in process	2,294	1,649
Finished goods	1,371	1,620
	10,073	9,753
Less reserves	(2,020)	(2,175)
Inventories, net	$8,053	$7,578

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$290	$290
Building and improvements	3,220	3,231
Machinery, equipment, tools and dies	11,653	11,806
Furniture, fixtures and other	1,775	1,543
	16,938	16,870
Less accumulated depreciation	(10,458)	(10,286)
Property, Plant and Equipment, net	$6,480	$6,584

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

Stock Options

The following is a summary of option activity, during the quarter ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	538,950	$4.44	1.2
Forfeited	(4,000)	$4.87
Exercised	(45,000)	$1.77
Outstanding at end of Period	489,950	$4.68	1.1	$25,000

Exercisable at end of period	489,950	$4.68	1.1	$25,000

All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2010 or 2009.

Stock Warrants

As of March 31, 2010, the Company had 300,000 warrants outstanding to purchase common stock that are exerciseable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition, and will expire May 10, 2011.

Restricted Stock

In the quarter ended March 31, 2010, 208,755 shares of unvested restricted stock were awarded with a weighted average value of $3.00.   Of the restricted shares granted, 31,590 shares have performance based vesting conditions.  The value at the date of award is amortized to compensation expense over the related service period of approximately three years. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the quarter ended March 31, 2010:

Number of Shares
Outstanding at beginning of period	173,712
Granted	208,755
Forfeited	(700)
Vested	(75,421)
Outstanding at end of Period	306,346

For the quarter ended March 31, 2010 and 2009, compensation expense, net of forfeitures, of $108,000 and $87,000 was recorded, respectively.

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended March 31, 2010 and 2009 was 4,000 and 0 shares, respectively.  Stock awards to purchase 790,000 and 803,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended March 31, 2010 and 2009, respectively, since the results would have been anti-dilutive.

6.              Segment Information

ASC Topic “Segment Reporting” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, which reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiary, Premotec, located in Dordrecht, The Netherlands is included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended March 31,
	2010	2009

Revenues derived from foreign subsidiaries	$5,928	$4,590
Identifiable assets	$11,246	$11,206

Sales to customers outside of the United States by all subsidiaries were $7,510,000 and $6,410,000 during the quarters ended March 31, 2010 and 2009, respectively.

During the quarters ended March 31, 2010 and 2009, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended March 31,
	2010	2009
Net income (loss)	$734	$(730)
Foreign currency translation adjustment	(503)	(486)
Comprehensive income (loss)	$231	$(1,216)

8.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	March 31, 2010	December 31, 2009	Estimated Life
Amortizable intangible assets
Customer lists	2,942	3,008	8 years
Trade name	946	946	10 years
Design and technologies	1,145	1,212	8 years
Patents	24	24
Accumulated amortization	(3,903)	(3,828)
Total intangible assets	1,154	1,362

Amortization expense for intangible assets for the quarters ended March 31, 2010 and 2009 was $165,000 and $255,000, respectively.

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Credit Agreement (at variable rates)
Revolving line-of-credit, 4.75% as of March 31, 2010	$322	$600

The Company’s amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million.  The amended Credit Agreement contains certain financial covenants related to achieving minimum EBITDA levels, maintaining minimum consolidated tangible net worth, and placing a ceiling on the amount of capital expenditures incurred by the Company.  The Company was in compliance with all covenants at March 31, 2010.

The Company also has €300,000 of available borrowings under a bank overdraft facility in Europe.

10.       Restructuring Reserves

As of March 31, 2010, the following amounts are included in “Accrued Liabilities and Other” in the Condensed Consolidated Balance Sheet, and are expected to be paid out primarily in the quarter ended June 30, 2010 (in thousands):

As of March 31, 2010
Employee termination benefits	$28
Office and Employee relocation	22
Consulting and Other	4
Total	54

No additional restructuring expenses were incurred in the quarter ended March 31, 2010.

11.       Fire Loss and Insurance Recoveries

The Company received the final settlement for the business interruption losses caused by the fire at the COPI facility in October 2008, formerly located in Chatsworth, CA.  Net insurance recoveries were $685,000 and $0, for the quarters ended March 31, 2010 and 2009, respectively.  As a result of the settlement, no additional losses or recoveries are expected.

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

Overview

Allied Motion is engaged in the business of designing, manufacturing and selling motor, servo motion and optical encoder products to a broad spectrum of customers throughout the world. Examples of the end products using Allied Motion’s technology in the medical and health care industries include wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in commercial grade floor cleaners, polishers and material handling devices for factories and commercial buildings. Our products are also used in a variety of military/defense applications including inertial guided missiles, mid range munitions systems, weapons systems on armed personnel carriers and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATM’s).

Allied Motion is organized into four companies, or technology units (“TUs”): Emoteq Corporation, Motor Products Corporation, Stature Electric, Inc. and Precision Motor Technology B.V. (“Premotec”).

The TUs offer a wide range of standard and customized motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.

The Company has made considerable progress in implementing its corporate strategy, with the driving force of “electro-magnetic, mechanical and electronic motion technology/know how”. The Company’s commitment to Allied’s Systematic Tools, or AST for short, is driving continuous improvement in quality, delivery, cost and growth. AST utilizes a tool kit to effect desired changes through well defined processes such as Strategy Deployment, Target Marketing, Value Stream Mapping, Material Planning, Standard Work and Single Minute Exchange of Dies.

Outlook

Despite the challenges Allied Motion faced in 2009 as a result of the economic downturn, the Company returned to profitability in the second half of 2009 and continued to improve profitability in the first quarter of 2010. Conditions have continued to improve and management continues its efforts to foster additional growth in revenues and profitability. Bookings in the first quarter were the largest in the history of the Company since the company began focusing strictly on the motion control markets in 2002, at $26.2 million, compared to approximately $17.0 million in the first quarter of 2009, and $12.2 million in the fourth quarter of 2009.    While increased orders has brought some signs of economic recovery, the Company is approaching the increased demand with cautious optimism, as there have been no real long term indicators that indicate the current level of orders will continue.

As announced in the fourth quarter of 2009, the Company relocated its COPI encoder business from Chatsworth, California to the Emoteq facilities in Tulsa, Oklahoma.  The Company believes that the combined entity, supporting both the motor and encoder technologies in a cohesive systems approach within the same facility, will provide the best opportunity for long term sustainable growth in sales and profitability in the future.

The Company has a strong balance sheet, and improved liquidity when compared with the previous year.  The Company’s cash position, net of outstanding debt, increased by approximately $5.5  million over the last twelve months. The Company continues its position of maintaining resources in electro-magnetic, mechanical and electronic design capabilities, as its primary goal is to provide products that “raise the bar” with customers and provide important differentiating solutions against competition. Management will continue to make investments in the markets believed to provide the most opportunity for continued growth and profitability of the Company.

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

The Company’s products contain certain metals, and at certain times the Company experiences significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are all key materials in our products. The Company has reacted by aggressively sourcing material at lower cost from Asian markets and by passing on surcharges and price increases to our customers.

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

The Company continues its focus on a ONE TEAM sales force to more effectively leverage resources utilizing a company wide sales organization. With the ONE TEAM sales force selling all the Company’s products, management’s expectation is that this capability provides opportunities to increase sales from existing customers and secure new business opportunities.

Management believes the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended March 31, 2010 compared to Quarter Ended March 31, 2009

NET INCOME       The Company reported net income of $734,000, or $0.09 per diluted share for the first quarter of 2010, as opposed to a net loss of ($730,000) or ($.10) loss per diluted share for the first quarter of 2009.

EBITDA    EBITDA was 1,563,000 for the first quarter of 2010 compared to a loss of $152,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $17,422,000 in the quarter ended March 31, 2010 compared to $15,295,000 for the quarter ended March 31, 2009.  Our vehicle and industrial markets accounted for the majority of the 14% increase.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 57% and 58% of our sales in the first quarter of 2010 and 2009, respectively, with the balance to customers primarily in Europe and Canada.  The weakening of the U.S. dollar against the Euro in the first quarter of 2010 compared to the first quarter of 2009 accounted for less than one percent of the 14% increase in revenues.

ORDER BACKLOG    At March 31, 2010, order backlog was approximately $29.1 million, which is up 18% from the same time last year and up 38.6% from the backlog at December 31, 2009.

GROSS MARGINS    Gross margin as a percentage of revenues was 25% and 18% for the quarters ended March 31, 2010 and 2009, respectively.  The increase in gross margin is primarily a result of increased sales  with minimal changes to fixed overhead costs and a reduction in material and variable manufacturing overhead costs.

SELLING EXPENSES   Selling expenses in the first quarter were $941,000 compared to $878,000 for the first quarter last year.  The 7% increase is primarily due to an increase in the Company’s Sales force.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,059,000 in the quarter ended March 31, 2010 compared to $1,725,000 in the quarter ended March 31, 2009.  The 19% increase is primarily a result of increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,013,000 in the first quarter of 2010 and $995,000 in the same quarter last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $165,000 in the quarter ended March 31, 2010 and $255,000 in the same quarter last year.  The 35% decrease is primarily the result of the impairment that was recognized on certain intangible assets in the second quarter of 2009 and other intangible assets that became fully amortized in 2009.

INTEREST EXPENSE   Interest expense for the first quarter ended March 31, 2010 was $3,000 compared to $15,000 in the quarter ended March 31, 2009.  The decrease in interest is directly attributable to the decrease in outstanding debt obligations.

INSURANCE RECOVERIES  Insurance Recoveries were $685,000 for the quarter ended March 31, 2010, compared to $56,000 for the same quarter last year.  The recoveries this quarter represent the final settlement for the business interruption insurance claim which resulted from the fire at the Company’s COPI facility in the fourth quarter of 2008.

OTHER INCOME  Other Income increased $136,000 to $155,000 for the quarter ended March 31, 2010, as a result of foreign exchange gains recognized in the current year as opposed to foreign exchange losses for the same quarter of the prior year, as well as recognition of grant income for doing business within certain jurisdictions.

INCOME TAXES   Provision for income taxes was $330,000 for the first quarter of 2010 as opposed to a benefit for income taxes of $330,000 for the first quarter last year.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% for the quarters ended March 31, 2010 and 2009.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

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

The Company’s calculation of EBITDA for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	For the three months ended March 31,	For the three months ended March 31,
	2010	2009
Net income (loss)	$734	$(730)
Interest expense	3	15
Provision (Benefit) for income tax	330	(330)
Depreciation and amortization	496	893
Income before interest expense, provision for income taxes and depreciation and amortization(EBITDA)	$1,563	$(152)

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $841,000 to a balance of $5,311,000 at March 31, 2010. This increase compares to a decrease of $2,078,000 for the same period last year. During the first quarter of 2010, operations provided $1,622,000 in cash compared to $1,824,000 used for the quarter ended March 31, 2009.   The increase in cash provided from operations of $3,446,000 is primarily due to higher net income, along with increases in working capital components as a result of improved economic conditions when compared to the same quarter of last year.  In addition, payments related to employee incentive bonuses were $1,200,000 lower in the first quarter of 2010 compared to the same period of 2009 as a result of the economic downturn in 2009 and its impact on the Company.

Net cash used in investing activities was $304,000 and $241,000 for the first quarter of 2010 and 2009, respectively, which is all related to the purchase of property and equipment.

Net cash used in financing activities was $198,000 for the quarter ended March 31, 2010 compared to $30,000 used for the same period last year. The increase in cash used is primarily due to increased paydowns of Company debt and a lower amount of stock transactions under employee benefit stock plans that occurred in the first quarter of 2010 compared to the first quarter of 2009.

At March 31, 2010, the Company had $322,000 of debt obligations representing borrowings on the Company’s line-of-credit.

The Company’s Amended Credit Agreement, which matures on July 31, 2010, provides revolving credit up to $8 million and €2 million. Borrowings under the revolver incur interest of LIBOR plus 2.5%. Overnight borrowings incur interest at PRIME plus 1.50%.  The unused portion of the revolver is charged a commitment fee of .75% per annum.

The amended Credit Agreement contains certain financial covenants related to achieving minimum EBITDA levels, maintaining minimum consolidated tangible net worth, and placing a ceiling on the amount of capital expenditures incurred by the Company.  The Company was in compliance with all covenants at March 31, 2010.

As of March 31, 2010, the interest rate for all of the Company’s outstanding debt is on an overnight rate of 4.75%.   As of March 31, 2010, the amount available under the lines-of-credit was approximately $10.4 million.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.  Payments against restructuring reserves related to the relocation of the Company’s COPI operation to its Emoteq facility have been funded, and are expected to be funded from cash on hand and cash provided from operations.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of March 31, 2010. The amount available under the overdraft facility was € 300,000 ($404,000 at the March 31, 2010 exchange rate).

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2009.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 13, 2010.  At the Annual Meeting, the stockholders of the Company elected two directors for the coming year.  Pursuant to Colorado law and the Company’s Bylaws, all five other incumbent directors shall continue in their office as directors until the next annual meeting or until resignation or removal.

The results of the voting for the seven director nominees were as follows:

Nominee	For	% of Outstanding Shares	Withheld	Broker Non- votes
D.D. Hock	4,640,008	59.3%	943,159	1,667,286
G.D. Hubbard	5,127,260	65.5%	455,907	1,667,286
G.J. Pilmanis	4,637,372	59.2%	945,795	1,667,286
M.M. Robert	5,491,658	70.1%	91,509	1,667,286
S.R. (Rollie) Heath, Jr.	4,640,185	59.3%	942,982	1,667,286
R.D. Smith	4,634,187	59.2%	948,980	1,667,286
R.S. Warzala	5,492,056	70.1%	91,111	1,667,286

The proposal to consider an amendment to the 2007 Stock and Incentive Plan to increase the number of Common Stock authorized for issuance under the plan by 600,000 shares and to increase the number of shares that may be granted to any one participant during a calendar year was approved.  The results of the voting are below:

For	Withheld	Abstentions	Broker Non- votes
4,721,330	837,124	24,713	1,667,286

In addition, the proposal to consider and ratify the appointment of Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) as the Company’s  independent registered public accounting firm for the 2010 fiscal year was approved.  The results of the voting are below:

For	Withheld	Abstentions	Broker Non- votes
7,122,139	94,266	26,875	7,173

The Annual Meeting was adjourned and will be reconvened on May 27, 2010, at the Company’s headquarters at 23 Inverness Way East, Suite 150, Englewood, Colorado, to vote on Proposal 2 - Approval of an Amendment to the Company’s Articles of Incorporation for the purpose of changing the voting requirements for the election of directors.

Item 6.    Exhibits

(a)                            Exhibits

10.1     Amendment No. 3 to the Year 2000 Stock Incentive Plan (attached herein)

10.2     Amendment No. 1 to the Year 2007 Stock Incentive Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 19, 2010)

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

DATE:	May 17, 2010	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith

Chief Financial Officer