Form 10-Q/A
period 2010-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2010-06-15
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our quarterly Report on Form 10-Q/A amends our certifications filed as Exhibits 31.1 and 31.2 pursuant to Rule 13a-14(a) for the quarterly period ended March 31, 2010, originally filed on May 17, 2010 (the “Original Filing”).  We are filing this Amendment No. 1 to include the reference to internal control over financial reporting in the introductory language in paragraph 4 of each certification, which was inadvertently omitted from the Original Filing.

This Amendment No. 1 does not affect any other information contained in the Original Filing.

Item 6.    Exhibits

(a)                         Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	June 15, 2010	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Chief Financial Officer