Form 10-Q
period 2010-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2010-08-16
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Number of Shares of the only class of Common Stock outstanding:  7,905,844 as of August 16, 2010.

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$5,327	$4,470
Trade receivables, net of allowance for doubtful accounts of $227 and $225 at June 30, 2010 and December 31, 2009, respectively	10,228	7,743
Inventories, net	8,223	7,578
Deferred income taxes	496	476
Prepaid expenses and other	983	891
Total Current Assets	25,257	21,158
Property, plant and equipment, net	6,447	6,584
Deferred income taxes and other	5,644	5,649
Intangible assets, net	939	1,362
Total Assets	$38,287	$34,753

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	—	600
Accounts payable	6,083	3,135
Accrued liabilities and other	3,751	3,298
Income taxes payable	527	104
Total Current Liabilities	10,361	7,137
Pension and post-retirement obligations	2,504	2,594
Total Liabilities	12,865	9,731

Commitments and Contingencies
Stockholders’ Investment:
Common stock, no par value, authorized 50,000 shares; 7,905 and 7,585 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	18,783	18,581
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	7,230	5,757
Accumulated other comprehensive (loss) income	(591)	684
Total Stockholders’ Investment	25,422	25,022
Total Liabilities and Stockholders’ Investment	$38,287	$34,753

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues	$19,998	$13,940	$37,420	$29,235
Cost of products sold	14,452	11,593	27,469	24,099
Gross margin	5,546	2,347	9,951	5,136

Operating costs and expenses:
Selling	1,012	802	1,953	1,680
General and administrative	2,361	1,651	4,418	3,376
Engineering and development	927	990	1,940	1,985
Amortization of intangible assets	160	258	325	513
Fire related losses	—	51	—	107
Insurance recoveries	—	(51)	(685)	(107)
Impairment charges	—	15,986	—	15,986
Total operating costs and expenses	4,460	19,687	7,951	23,540
Operating income (loss)	1,086	(17,340)	2,000	(18,404)

Other expense (income), net:
Interest expense	—	20	3	35
Writeoff of deferred finance costs	—	86	—	86
Other expense (income), net	15	125	(138)	106
Total other expense (income), net	15	231	(135)	227
Income (loss) before income taxes	1,071	(17,571)	2,135	(18,631)
(Provision) Benefit for income taxes	(332)	5,456	(662)	5,786

Net income (loss)	$739	$(12,115)	$1,473	$(12,845)

Basic net income (loss) per share:
Net income (loss) per share	$0.09	$(1.60)	$0.19	$(1.71)
Basic weighted average common shares	7,856	7,594	7,811	7,490

Diluted net income (loss) per share:
Net income (loss) per share	$0.09	$(1.60)	$0.19	$(1.71)
Diluted weighted average common shares	7,869	7,594	7,819	7,490

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$1,473	$(12,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	968	1,811
Deferred income taxes	68	(5,956)
Impairment charges	—	15,986
Provision for Excess and Obsolete Inventory	78	675
Other	37	296
Changes in assets and liabilities:
Trade receivables	(2,737)	1,817
Inventories, net	(866)	669
Prepaid expenses and other	16	(28)
Accounts payable	3,035	(926)
Accrued liabilities and other	720	(2,144)
Net cash provided by (used in) operating activities	2,792	(645)

Cash Flows From Investing Activities:
Purchase of property and equipment	(602)	(418)
Cash paid for acquisition, net of cash acquired	(76)	—
Net cash used in investing activities	(678)	(418)

Cash Flows From Financing Activities:
Repayments on lines-of-credit, net	(600)	—
Repayments on term loans	—	(400)
Stock transactions under employee benefit stock plans	80	230
Net cash used in financing activities	(520)	(170)

Effect of foreign exchange rate changes on cash	(737)	(1)

Net increase (decrease) in cash and cash equivalents	857	(1,234)

Cash and cash equivalents at beginning of period	4,470	4,196

Cash and cash equivalents at end of period	$5,327	$2,962

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

2.     Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2010	December 31, 2009
Parts and raw materials	$6,924	$6,484
Work-in process	2,328	1,649
Finished goods	1,114	1,620
	10,366	9,753
Less reserves	(2,143)	(2,175)
Inventories, net	$8,223	$7,578

3.     Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$290	$290
Building and improvements	3,238	3,231
Machinery, equipment, tools and dies	11,749	11,806
Furniture, fixtures and other	1,756	1,543
	17,033	16,870
Less accumulated depreciation	(10,586)	(10,286)
Property, Plant and Equipment, net	$6,447	$6,584

4.     Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

Stock Options

The following is a summary of option activity, during the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	538,950	$4.44	1.2
Forfeited	(4,000)	$4.87
Exercised	(45,000)	$1.77
Outstanding at end of Period	489,950	$4.68	0.8	$106,000

Exercisable at end of period	489,950	$4.68	0.8	$106,000

All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2010 or 2009.

Stock Warrants

As of June 30, 2010, the Company had 300,000 warrants outstanding to purchase common stock that are exerciseable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition, and will expire May 10, 2011.

Restricted Stock

In the six months ended June 30, 2010, 286,305 shares of unvested restricted stock were awarded with a weighted average value of $3.34.   Of the restricted shares granted, 102,120 shares have performance based vesting conditions.  The value at the date of award is amortized to compensation expense over the related service period, which is generally three years. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the six months ended June 30, 2010:

Number of Shares
Outstanding at beginning of period	173,712
Granted	286,305
Forfeited	(866)
Vested	(75,920)
Outstanding at end of Period	383,231

During the quarters ended June 30, 2010 and 2009, compensation expense, net of forfeitures, of $106,000 and $82,000 was recorded, respectively.    During the six-months ended June 30, 2010 and 2009, compensation expense, net of forfeitures, of $214,000 and $169,000 was recorded, respectively.

5.     Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended June 30, 2010 and 2009 was 13,000 and 0 shares, respectively. The dilutive effect of outstanding awards for the six months ended June 30, 2010 and 2009 was 8,000 and 0 shares, respectively.  Stock awards and warrants to purchase 562,000 and 803,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended June 30, 2010 and 2009, respectively, since the results would have been anti-dilutive.  Stock awards and warrants to purchase 714,000 and 803,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2010 and 2009, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2010	2009	2010	2009

Revenues derived from foreign subsidiaries	$6,612	$4,532	$12,540	$9,122
Identifiable assets	$12,323	$8,743	$12,323	$8,743

Sales to customers outside of the United States by all subsidiaries were $7,914,000 and $5,973,000 during the quarters ended June 30, 2010 and 2009, respectively, and $15,424,000 and $12,383,000 for the six months ended June 30, 2010 and 2009, respectively.

During the quarters ended June 30, 2010 and 2009, no single customer accounted for more than 10% of total revenues.

7.     Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$739	$(12,115)	$1,473	$(12,845)
Foreign currency translation adjustment	(772)	460	(1,275)	(26)
Comprehensive income (loss)	$(33)	$(11,655)	$198	$(12,871)

8.     Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	June 30, 2010	December 31, 2009	Estimated Life
Amortizable intangible assets
Customer lists	$2,848	$3,008	8 years
Trade name	946	946	10 years
Design and technologies	1,050	1,212	8 years
Patents	24	24
Accumulated amortization	(3,929)	(3,828)
Total intangible assets	$939	$1,362

Amortization expense for intangible assets was $160,000 and $258,000 for the quarters ended June 30, 2010 and 2009, respectively, and $325,000 and $513,000 for the six months ended June 30, 2010 and 2009, respectively.

9.     Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Credit Agreement (at variable rates)
Revolving line-of-credit	$—	$600

The Company amended the Credit agreement on July 30, 2010, to extend the maturity date through October 29, 2010.  The Company’s amended Credit Agreement provides revolving credit up to $8 million and €2 million.  The amended Credit Agreement contains certain financial covenants related to achieving minimum EBITDA levels, maintaining minimum consolidated tangible net worth, and placing a ceiling on the amount of capital expenditures incurred by the Company.  The Company was in compliance with all covenants at June 30, 2010.

The Company also has €300,000 of available borrowings under a bank overdraft facility in Europe.

10.  Restructuring Reserves

As of June 30, 2010, the restructuring activity related to the relocation of the Company’s encoder operations was completed with no remaining reserves.  An immaterial amount of expenses were incurred in excess of the reserve.  No additional activity is expected to occur.

11.  Fire Loss and Insurance Recoveries

In the first quarter of 2010, the Company received the final settlement for the business interruption losses caused by the fire at the COPI facility in October 2008, formerly located in Chatsworth, CA.  Net insurance recoveries were $0 for the quarters ended June 30, 2010 and 2009, and $685,000 and $0, for the six months ended June 30, 2010 and 2009, respectively.  As a result of the settlement, no additional losses or recoveries are expected.

12.  Acquisition

On June 3, 2010, the Company completed the purchase of Agile Systems Inc. (Agile), a privately owned Canadian corporation. The Company purchased the shares of Agile and the purchase price was paid in cash at closing.  On June 15, 2010, Agile was amalgamated into Allied Motion Canada, Inc., the acquiring company.  Allied Motion Canada is not expected to have a negative impact on the Company’s liquidity position.  Allied Motion Canada’s operations, from the date of acquisition, and balance sheet are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and the Condensed Consolidated Balance Sheet as of June 30, 2010, respectively.

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

Allied Motion is organized into five companies, or technology units (“TUs”): Emoteq Corporation, Motor Products Corporation, Stature Electric, Inc., Precision Motor Technology B.V. (“Premotec”) and Allied Motion Canada, Inc. (formerly Agile Systems, Inc.).

The TUs offer a wide range of standard and customized motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.  With the addition of Agile, which specializes in controls, the Company will continue to expand its product offerings, providing more integrated motion system solutions to its customers.

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

Outlook

Despite the challenges Allied Motion faced in 2009 as a result of the economic downturn, the Company returned to profitability in the second half of 2009 and continued to improve profitability in the first six months of 2010. Conditions have continued to improve and management continues its efforts to foster additional growth in revenues and profitability. Bookings in the second quarter were the largest in the history of the Company since the company began focusing strictly on the motion control markets in 2002, at $27.7 million, breaking the previous quarterly orders high of $26.2 million, which occurred in the first quarter of 2010.  Bookings increased by $14.5 million in the quarter ended June 30, 2010, when compared to approximately $13.2 million in the second quarter of 2009.  Bookings for the six months ended June 30, 2010 were $53.9 million, an increase of $23.8 million over the $30.1 million of bookings for the same period last year.  The increased backlog levels provide a good indication that the Company’s served markets are recognizing the value of the Company’s motion solutions and are further enhanced by the economic recovery experienced during the last twelve months.

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

On June 3, 2010, the Company acquired the shares of Agile Systems Inc.  Agile is a leader in the design and development of advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion.  Agile, based in Waterloo, Ontario, Canada, has established customers in a wide range of industries.  Agile is now known as Allied Motion Canada.

The Company has a strong balance sheet, and improved liquidity when compared with the previous year.  The Company’s cash position, net of outstanding debt, increased by approximately $4.8 million over the last twelve months. The Company continues its position of maintaining resources in electro-magnetic, mechanical and electronic design capabilities, as its primary goal is to provide products that “raise the bar” with customers and provide important differentiating solutions against competition. Management will continue to make investments in the markets believed to provide the most opportunity for continued growth and profitability of the Company.

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

The Company continues to pursue aggressive motor and drive development plans for new products that leverage the combined technology base of the Allied Motion companies. The Company focuses on new product designs that design-out cost, provide higher level, value-added performance solutions and that meet the needs of its served markets. Over the last few years, the Company announced several new motor designs targeted at various markets. It normally takes twelve months to get new products designed into new customer applications.

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

Operating Results

Quarter Ended June 30, 2010 compared to Quarter Ended June 30, 2009

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2010	2009	$	%

Revenues	$19,998	$13,940	$6,058	43%
Cost of products sold	14,452	11,593	2,859	25%
Gross margin	5,546	2,347	3,199	136%
Gross margin percentage	28%	17%	—	11%

Operating costs and expenses:
Selling	1,012	802	210	26%
General and administrative	2,361	1,651	710	43%
Engineering and development	927	990	(63)	(6)%
Amortization of intangible assets	160	258	(98)	(38)%
Fire related losses	—	51	(51)	(100)%
Insurance recoveries	—	(51)	51	(100)%
Impairment charges	—	15,986	(15,986)	(100)%
Total operating costs and expenses	4,460	19,687	(15,227)	(77)%
Operating income	1,086	(17,340)	(18,927)	(1192)%
Interest expense	—	20	(20)	(100)%
Writeoff of deferred finance costs	—	86	86	(100)%
Other expense, net	15	125	(110)	(88)%
Income (loss) before income taxes	1,071	(17,571)	18,642	106%
(Provision) Benefit for income taxes	(332)	5,456	(5,788)	(106)%
Net income (loss)	$739	$(12,115)	$12,854	106%

NET INCOME (LOSS)    The Company reported net income of $739,000 or $0.09 per diluted share for the second quarter of 2010, as opposed to a net loss of $12,115,000 or $1.60 per diluted share for the second quarter of 2009.  The net loss for last year includes a total of $15,986,000 ($11,105,000 after tax) of asset impairment charges and $600,000 ($417,000 after tax) of additional inventory reserves.

EBITDA, BEFORE IMPAIRMENT CHARGES    EBITDA was $1,543,000 for the second quarter of 2010 compared to an EBITDA, before Impairment charges,  loss of $647,000 for the same quarter last year.

EBITDA, net of Impairment charges is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization and impairment charges.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA, net of Impairment charges.

REVENUES    Revenues were $19,998,000 in the quarter ended June 30, 2010 compared to $13,940,000 for the quarter ended June 30, 2009.  The 43% increase in revenues for the quarter ended June 30, 2010 reflects increased sales into nearly all markets, with the vehicle and industrial markets accounting for the largest portion of increased sales over the quarter ended June 30, 2009.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 60% of our sales in the second quarter of 2010 and 57% in the second quarter of 2009, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volumes increased by 46%, partially offset by the strengthening of the U.S dollar against the Euro, which decreased the Company’s sales by 3%.

ORDER BACKLOG    At June 30, 2010, order backlog was approximately $36,800,000 which is up 49% from the same time last year and up 75% from the backlog at December 31, 2009.

GROSS MARGINS    Gross margin as a percentage of revenues was 28% and 17% for the quarters ended June 30, 2010 and 2009, respectively.  The 11% increase in gross margin is primarily a result of increased sales with minimal changes to fixed overhead costs and a reduction in material and variable manufacturing overhead costs.  In addition, inventory adjustments that occurred in the second quarter of 2009 reduced gross margins by 4% for the quarter ended June 30, 2009, while there was no impact on gross margin for inventory adjustments in the same period for 2010.

SELLING EXPENSES   Selling expenses in the second quarter were $1,012,000 compared to $802,000 for the second quarter last year.  The 26% increase is primarily due to the Company increasing its Sales team, as well as higher sales incentives as a result of increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,361,000 in the quarter ended June 30, 2010 compared to $1,651,000 in the quarter ended June 30, 2009.  The 43% increase is primarily a result of increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $927,000 in the second quarter of 2010 and $990,000 in the same quarter last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $160,000 in the quarter ended June 30, 2010 and $258,000 in the same quarter last year.  The 38% decrease is primarily the result of the impairment that was recognized on certain intangible assets in the second quarter of 2009 and other intangible assets that became fully amortized in 2009.

INCOME TAXES   Provision for income taxes was $332,000 for the second quarter of 2010 as opposed to a benefit for income taxes of $5,456,000 for the second quarter last year.  The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in the second quarter of 2009.  The Company believes it is more likely than not that the Company’s deferred tax asset will be realized in current and future periods.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% in the quarters ended June 30, 2010 and 2009.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2010	200	$	%

Revenues	$37,420	$29,235	$8,185	28%
Cost of products sold	27,469	24,099	3,370	14%
Gross margin	9,951	5,136	4,815	94%
Gross margin percentage	27%	18%	—	9%

Operating costs and expenses:
Selling	1,953	1,680	273	16%
General and administrative	4,418	3,376	1,042	31%
Engineering and development	1,940	1,985	(45)	(2)%
Amortization of intangible assets	325	513	(188)	(37)%
Fire related losses	—	107	(107)	(100)%
Insurance recoveries	(685)	(107)	577	540%
Impairment charges	—	15,986	(15,986)	(100)%
Total operating costs and expenses	7,951	23,540	(15,589)	(66)%
Operating income	2,000	(18,404)	20,404	111%
Interest expense	3	35	(32)	(91)%
Writeoff of deferred finance costs	—	86	(86)	(100)%
Other (income) expense, net	(138)	106	(244)	(230)%
Income (loss) before income taxes	2,135	(18,631)	20,766	111%
(Provision) Benefit for income taxes	(662)	5,786	6,448	111%
Net income (loss)	$1,473	$(12,845)	$14,318	111%

NET INCOME (LOSS)    The Company reported net income of $1,473,000 or $0.19 per diluted share for the six months ended June 30, 2010, compared to a net loss of $12,845,000 or $1.71 per diluted share for the six months ended June 30, 2009.  The net loss for last year year includes a total of $15,986,000 ($11,105,000 after tax) of asset impairment charges and $600,000 ($417,000 after tax) of additional inventory reserves.

EBITDA, BEFORE IMPAIRMENT CHARGES    EBITDA, before impairment charges, was $3,106,000 for the first six months of 2010 compared to EBITDA loss of $799,000 for the same period last year.  EBITDA, net of Impairment charges is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization and impairment charges.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA, net of Impairment charges

REVENUES           Revenues were $37,420,000 for the six months ended June 30, 2010 compared to $29,235,000 for the six months ended June 30, 2009.  The 28% increase in revenues for the six months ended June 30, 2010 reflects increased sales into nearly all markets, with the vehicle and industrial markets accounting for the largest portion of increased sales over the same period of last year.  We continue to utilize our low cost region operations to ensure we are globally competitive on a cost basis while maintaining the same high technical and commercial standards we have already established.

Sales to U.S. customers accounted for 59% of our sales in the first six months of 2010 and 58% in the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volumes for the six months ended June 30, 2010, increased by 28% and there was no foreign currency impact on revenues when compared with the same period of last year.

GROSS MARGINS    Gross margin as a percentage of revenues was 27% and 18% for the six months ended June 30, 2010 and 2009, respectively.  The 9% increase in gross margin is primarily a result of increased sales with minimal changes to fixed overhead costs and a reduction in material and variable manufacturing overhead costs.

SELLING EXPENSES   Selling expenses were $1,953,000 and $1,680,000 for the six months ended June 30, 2010 and 2009 respectively.  The 16% increase is primarily due to the Company increasing its Sales team, as well as higher sales incentives as a result of increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $4,418,000 for the six months ended June 30, 2010 compared to $3,376,000 for the six months ended June 30, 2009.  The 31% increase is primarily a result of increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,940,000 for the six months ended June 30, 2010 and $1,985,000 for the same period last year.  We continue to maintain strong engineering capabilities to meet our customers’ needs and to expand our product base for future opportunities.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $325,000 for the six months ended June 30, 2010 and $513,000 for the same period last year.  The 37% decrease is primarily the result of the impairment that was recognized on certain intangible assets in the second quarter of 2009 and other intangible assets that became fully amortized in 2009.

NET INSURANCE RECOVERIES Net insurance recoveries were $685,000 for the six months ended June 30, 2010, compared to $0 for the same period last year.  The recoveries in 2010 represent the final settlement for the business interruption insurance claim which resulted from the fire at the Company’s COPI facility in the fourth quarter of 2008.

OTHER INCOME Other Income was $138,000 for the six months ended June 30, 2010, as opposed to Other Expense of $106,000 for the same period last year.  This change is primarily the result of foreign exchange gains and grant income recognized in the current year compared to certain asset writeoffs that occurred in the same period of last year.

INCOME TAXES   Provision for income taxes was $662,000 for the six months ended June 30, 2010, as opposed to a benefit for income taxes of $5,786,000 for the same period last year.  The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in the second quarter of 2009.  The Company believes it is more likely than not that the deferred tax asset will be realized in current and future periods.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 31% for the six months ended June 30, 2010 and 2009.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

Non-GAAP Measures

EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles.  The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense.  EBITDA, before impairment charges also excludes impairment charges of $15,986,000 that occurred in the quarter ended June 30, 2009.  Accordingly, the Company believes that EBITDA, before Impairment charges, provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry.  EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA, before Impairment charges for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$739	$(12,115)	$1,473	$(12,845)
Interest expense	—	20	3	35
Provision (Benefit) for income tax	332	(5,456)	662	(5,786)
Depreciation and amortization	472	918	968	1,811
Impairment charges	—	15,986	—	15,986
Income before interest expense, provision for income taxes, depreciation and amortization and Impairment charges (EBITDA before Impairment charges)	$1,543	$(647)	$3,106	$(799)

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $857,000 to a balance of $5,327,000 at June 30, 2010. This increase compares to a decrease of $1,234,000 for the same period last year. During the first six months of 2010, operations provided $2,792,000 in cash compared to $645,000 used for the same period last year.   The increase in cash provided from operations of $3,437,000 is primarily due to higher net income, along with increases in working capital components as a result of improved economic conditions when compared to the same quarter of last year.  In addition, payments related to employee incentive bonuses were approximately $1,200,000 lower in the first six months of 2010 compared to the same period of 2009 as a result of the economic downturn in 2009 and its impact on the Company.

Net cash used in investing activities was $678,000 and $418,000 for the first six months of 2010 and 2009, respectively, which is primarily related to the purchase of property and equipment.  Cash paid for the acquisition of Agile Systems Inc., now known as Allied Motion Canada, net of cash acquired, was $76,000.

Net cash used in financing activities was $520,000 for the six months ended June 30, 2010 compared to $170,000 used for the same period last year. The increase in cash used is primarily due to increased paydowns of Company debt and a lower amount of stock transactions under employee benefit stock plans that occurred in the first six months of 2010 compared to the same period of last year.

At June 30, 2010, the Company had zero debt obligations.

The Company’s Amended Credit Agreement, which matured on July 31, 2010, was extended for a three month period through October 31, 2010.  The Credit Agreement provides revolving credit up to $8 million and €2 million. Borrowings under the revolver incur interest of LIBOR plus 2.5%. Overnight borrowings incur interest at PRIME plus 1.50%.  The unused portion of the revolver is charged a commitment fee of .75% per annum.

The amended Credit Agreement contains certain financial covenants related to achieving minimum EBITDA levels, maintaining minimum consolidated tangible net worth, and placing a ceiling on the amount of capital expenditures incurred by the Company.  The Company was in compliance with all covenants at June 30, 2010.

As of June 30, 2010, the interest rate for all of the Company’s outstanding debt is on an overnight rate of 4.75%.   As of June 30, 2010, the amount available under the lines-of-credit was approximately $10.4 million.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of June 30, 2010. The amount available under the overdraft facility was € 300,000 ($366,000 at the June 30, 2010 exchange rate).

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

Foreign Currency Risk

Sales from Premotec are denominated in Euros, thereby creating exposures to changes in exchange rates. The changes in the Euro/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in the Euro vs. the U.S dollar would have an immaterial impact on the Company’s earnings for the remainder of the year.  A 10% change in the Euro vs. the U.S. dollar would affect net assets by approximately $1,000,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15). Based upon that evaluation, the chief executive officer and chief financial officer concluded that at the end of the Company’s most recent fiscal quarter, the Company’s disclosure controls and procedures are effective.

During the period covered by this report, the Company reviewed its internal controls, and there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                OTHER INFORMATION

Item 6.    Exhibits

(a)	Exhibits

	3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010)

	3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 16, 2010)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 16, 2010	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith

Chief Financial Officer