Form 10-Q
period 2010-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2010-11-10
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Number of Shares of the only class of Common Stock outstanding:  7,964,594 as of November 10, 2010.

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$7,066	$4,470
Trade receivables, net of allowance for doubtful accounts of $247 and $225 at September 30, 2010 and December 31, 2009, respectively	11,250	7,743
Inventories, net	9,429	7,578
Deferred income taxes	498	476
Prepaid expenses and other	1,153	891
Total Current Assets	29,396	21,158
Property, plant and equipment, net	6,499	6,584
Deferred income taxes and other	5,200	5,649
Intangible assets, net	872	1,362
Total Assets	$41,967	$34,753

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	—	600
Accounts payable	5,931	3,135
Accrued liabilities and other	4,988	3,298
Income taxes payable	650	104
Total Current Liabilities	11,569	7,137
Pension and post-retirement obligations	2,439	2,594
Total Liabilities	14,008	9,731

Commitments and Contingencies
Stockholders’ Investment:
Common stock, no par value, authorized 50,000 shares; 7,965 and 7,585 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,234	18,581
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	8,359	5,757
Accumulated other comprehensive income	366	684
Total Stockholders’ Investment	27,959	25,022
Total Liabilities and Stockholders’ Investment	$41,967	$34,753

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues	$22,031	$14,980	$59,451	$44,215
Cost of products sold	15,474	11,225	42,943	35,324
Gross margin	6,557	3,755	16,508	8,891

Operating costs and expenses:
Selling	991	765	2,944	2,445
General and administrative	2,606	1,516	7,026	4,892
Engineering and development	1,074	954	3,014	2,939
Amortization of intangible assets	121	167	446	680
Fire related losses	—	84	—	191
Insurance recoveries	—	(135)	(685)	(242)
Impairment charges	—	—	—	15,986
Total operating costs and expenses	4,792	3,351	12,745	26,891
Operating income (loss)	1,765	404	3,763	(18,000)

Other (income) expense, net:
Interest expense	—	7	3	42
Writeoff of deferred finance costs	—	—	—	86
Other (income) expense, net	(37)	(15)	(177)	91
Total other (income) expense, net	(37)	(8)	(174)	219
Income (loss) before income taxes	1,802	412	3,937	(18,219)
(Provision) benefit for income taxes	(673)	(133)	(1,335)	5,653

Net income (loss)	$1,129	$279	$2,602	$(12,566)

Basic net income (loss) per share:
Net income (loss) per share	$0.14	$0.04	$0.33	$(1.67)
Basic weighted average common shares	7,952	7,581	7,859	7,505

Diluted net income (loss) per share:
Net income (loss) per share	$0.14	$0.04	$0.33	$(1.67)
Diluted weighted average common shares	7,987	7,590	7,913	7,505

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$2,602	$(12,566)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,400	2,381
Deferred income taxes	489	(5,983)
Impairment charges	—	15,986
Provision for Excess and Obsolete Inventory	150	798
Other	327	314
Changes in assets and liabilities:
Trade receivables	(3,417)	1,705
Inventories, net	(1,919)	1,080
Prepaid expenses and other	(148)	277
Accounts payable	2,642	(1,115)
Accrued liabilities and other	1,846	(1,942)
Net cash provided by operating activities	3,972	935

Cash Flows From Investing Activities:
Purchase of property and equipment	(855)	(726)
Cash paid for acquisition, net of cash acquired	(76)	—
Net cash used in investing activities	(931)	(726)

Cash Flows From Financing Activities:
(Repayments) borrowings on lines-of-credit, net	(600)	800
Repayments on term loans	—	(2,800)
Stock transactions under employee benefit stock plans	268	230
Net cash used in financing activities	(332)	(1,770)

Effect of foreign exchange rate changes on cash	(113)	115

Net increase (decrease) in cash and cash equivalents	2,596	(1,446)

Cash and cash equivalents at beginning of period	4,470	4,196

Cash and cash equivalents at end of period	$7,066	$2,750

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2010	December 31, 2009
Parts and raw materials	$7,773	$6,484
Work-in process	2,507	1,649
Finished goods	1,210	1,620
	11,490	9,753
Less reserves	(2,061)	(2,175)
Inventories, net	$9,429	$7,578

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$290	$290
Building and improvements	3,254	3,231
Machinery, equipment, tools and dies	12,230	11,806
Furniture, fixtures and other	1,805	1,543
	17,579	16,870
Less accumulated depreciation	(11,080)	(10,286)
Property, Plant and Equipment, net	$6,499	$6,584

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

Stock Options

The following is a summary of option activity, during the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	538,950	$4.44	1.2
Forfeited	(7,000)	$5.66
Exercised	(103,750)	$2.58
Outstanding at end of Period	428,200	$4.87	0.6	$18,000

Exercisable at end of period	428,200	$4.87	0.6	$18,000

All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2010 or 2009.

Stock Warrants

As of September 30, 2010, the Company had 300,000 warrants outstanding to purchase common stock that are exerciseable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition, and will expire May 10, 2011.

Restricted Stock

In the nine months ended September 30, 2010, 286,305 shares of unvested restricted stock were awarded with a weighted average value of $3.34.   Of the restricted shares granted, 102,120 shares have performance based vesting conditions.  The value at the date of award is amortized to compensation expense over the related service period, which is generally three years. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the nine months ended September 30, 2010:

Number of Shares
Outstanding at beginning of period	173,712
Granted	286,305
Forfeited	(866)
Vested	(84,353)
Outstanding at end of Period	374,798

During the quarters ended September 30, 2010 and 2009, compensation expense, net of forfeitures, of $230,000 and $82,000 was recorded, respectively.    During the nine-months ended September 30, 2010 and 2009, compensation expense, net of forfeitures, of $444,000 and $251,000 was recorded, respectively.

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended  September 30, 2010 and 2009 was 35,000 and 9,000 shares, respectively. The dilutive effect of outstanding awards for the  nine months ended September 30, 2010 and 2009 was 54,000 and 0 shares, respectively.  Stock awards and warrants to purchase 710,000 and 803,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended September 30, 2010 and 2009, respectively, since the results would have been anti-dilutive.  Stock awards and warrants to purchase 711,000 and 803,000 shares of common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2010 and 2009, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2010	2009	2010	2009

Revenues derived from foreign subsidiaries	$6,931	$4,775	$19,471	$13,897
Identifiable assets	$14,365	$9,600	$14,365	$9,600

Sales to customers outside of the United States by all subsidiaries were $8,313,000 and $6,612,000 during the quarters ended September 30, 2010 and 2009, respectively, and $23,737,000 and $18,995,000 for the nine months ended September 30, 2010 and 2009, respectively.

During the quarters and nine months ended September 30, 2010 and 2009, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income (loss) is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,129	$279	$2,602	$(12,566)
Foreign currency translation adjustment	957	243	(318)	217
Comprehensive income (loss)	$2,086	$522	$2,284	$(12,349)

8.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	September 30, 2010	December 31, 2009	Estimated Life
Amortizable intangible assets
Customer lists	$2,954	$3,008	8 years
Trade name	946	946	10 years
Design and technologies	1,156	1,212	8 years
Patents	24	24
Accumulated amortization	(4,208)	(3,828)
Total intangible assets	$872	$1,362

Amortization expense for intangible assets was $121,000 and $167,000 for the quarters ended September 30, 2010 and 2009, respectively, and $446,000 and $680,000 for the nine months ended September 30, 2010 and 2009, respectively.

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Credit Agreement (at variable rates)
Revolving line-of-credit	$—	$600

The Company amended the Credit Agreement on July 30, 2010, to extend the maturity date through October 29, 2010.  The Agreement provides revolving credit up to $8 million and €2 million.

The Company subsequently amended the Credit Agreement on October 26, 2010.  See Note 12.

The Company also has €300,000 of available borrowings under a bank overdraft facility in Europe.

10.       Fire Loss and Insurance Recoveries

In the first quarter of 2010, the Company received the final settlement for the business interruption losses caused by the fire at the COPI facility in October 2008, formerly located in Chatsworth, CA.  Net insurance recoveries were $0 and $51,000 for the quarters ended September 30, 2010 and 2009, respectively, and $685,000 and $51,000, for the nine months ended September 30, 2010 and 2009, respectively.  As a result of the settlement, no additional losses or recoveries are expected.

11.       Acquisition

On June 3, 2010, the Company completed the purchase of Agile Systems Inc. (Agile), a privately owned Canadian corporation. The Company purchased the shares of Agile and the purchase price was paid in cash at closing.  On June 15, 2010, Agile was amalgamated into Allied Motion Canada, Inc., the acquiring company.  Allied Motion Canada’s operations, from the date of acquisition, and balance sheet are included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and the Condensed Consolidated Balance Sheet as of September 30, 2010, respectively.

12.       Subsequent Event

On October 26, 2010, the Company entered into a Third Amendment to Credit Agreement to extend the maturity date through October 26, 2012.  The Credit Agreement was due to expire on October 29, 2010.  The Credit Agreement, as amended, provides revolving credit up to $4 million and €3 million.  The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.

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

The TUs offer a wide range of standard and customized motors, encoders and drives for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.  With the addition of Allied Motion Canada, which specializes in controls, the Company will continue to expand its product offerings, providing more integrated motion system solutions to its customers.

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

Outlook

Despite the challenges the Company faced in 2009 as a result of the economic downturn, the Company returned to profitability in the second half of 2009 and continued to improve profitability in the first nine months of 2010. Conditions have continued to improve and management continues its efforts to foster additional growth in revenues and profitability. Bookings in the third quarter were $19.2 million, which is a $3.5 million increase when compared to $15.7 million for the third quarter of 2009, but down from the order levels seen in the first two quarters of 2010 of $26.2 and $27.7 million respectively.  Bookings for the nine months ended September 30, 2010 were $73.1 million, an increase of $27.3 million over the $45.8 million of bookings for the same period last year.  Backlog at September 30, 2010 was $35.7 million, reflecting a 38% increase over the backlog at the same time last year and an increase of 70% from the backlog at the end of 2009.  The increased backlog levels reflect the economic recovery experienced during the last 12 months in the Company’s served markets and we believe that the increase provides a good indication that these markets are recognizing the value of the Company’s motion solutions.

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

The Company has a strong balance sheet, and has improved liquidity when compared with the previous year.  The Company’s cash position, net of outstanding debt, increased by approximately $5.1 million over the last twelve months.  The Company continues its position of maintaining resources in electro-magnetic, mechanical and electronic design capabilities, as its primary goal is to provide products that “raise the bar” with customers and provide important differentiating solutions against competition. Management will continue to make investments in the markets believed to provide the most opportunity for continued growth and profitability of the Company.

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

Operating Results

Quarter Ended September 30, 2010 compared to Quarter Ended September 30, 2009

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2010	2009	$	%
Revenues	$22,031	$14,980	$7,051	47%
Cost of products sold	15,474	11,225	4,249	38%
Gross margin	6,557	3,755	2,802	75%
Gross margin percentage	30%	25%	—	5%

Operating costs and expenses:
Selling	991	765	226	30%
General and administrative	2,606	1,516	1,090	72%
Engineering and development	1,074	954	120	13%
Amortization of intangible assets	121	167	(46)	(28)%
Fire related losses	—	84	(84)	(100)%
Insurance recoveries	—	(135)	135	100%
Total operating costs and expenses	4,792	3,351	1,441	43%
Operating income	1,765	404	1,361	337%
Interest expense	—	7	(7)	(100)%
Other income, net	(37)	(15)	(22)	(147)%
Income (loss) before income taxes	1,802	412	1,390	337%
(Provision) Benefit for income taxes	(673)	(133)	(540)	(406)%
Net income (loss)	$1,129	279	$850	305%

NET INCOME (LOSS)   The Company reported net income of $1,129,000 for the third quarter of 2010, a 305% increase over net income of $279,000 for the third quarter of 2009.  Diluted EPS for the third quarter of 2010 was $0.14 a share, a 250% increase over diluted EPS of $0.04 for the same quarter last year.

EBITDA   EBITDA was $2,234,000 for the third quarter of 2010 compared to $989,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $22,031,000 in the quarter ended September 30, 2010 compared to $14,980,000 for the quarter ended September 30, 2009.  The 47% increase in revenues for the quarter ended September 30, 2010 reflects increased sales into nearly all markets, with the vehicle and industrial markets accounting for the largest portion of increased sales over the quarter ended September 30, 2009, offset by a slight decrease in the distribution markets.

Sales to U.S. customers accounted for 62% of our sales in the third quarter of 2010 and 56% in the third quarter of 2009, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volumes for the quarter ended September 30, 2010 increased 51%, partially offset by the strengthening of the U.S dollar against the Euro, which decreased the Company’s sales by 4%.

ORDER BACKLOG    At September 30, 2010, order backlog was approximately $35,700,000 which is up 38% from the same time last year and up 70% from the backlog at December 31, 2009.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 25% for the quarters ended September 30, 2010 and 2009, respectively.  The 5% increase in gross margin is primarily a result of increased sales with improvements in fixed overhead costs as a percentage of sales and a reduction in material and variable manufacturing overhead costs as a percentage of sales.

SELLING EXPENSES   Selling expenses in the third quarter were $991,000 compared to $765,000 for the third quarter last year.  The 30% increase is primarily due to the Company increasing its Sales team, as well as higher sales incentives and commissions as a result of increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,606,000 in the quarter ended September 30, 2010 compared to $1,516,000 in the quarter ended September 30, 2009.  The 72% increase is primarily a result of increased compensation expense, which includes incentive bonuses and stock compensation expense, and increased business development expenses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,074,000 in the third quarter of 2010 and $954,000 in the same quarter last year.  We have expanded engineering resources and capabilities to continue meeting our customers’ needs and to expand our product base for future opportunities.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $121,000 in the quarter ended September 30, 2010 and $167,000 in the same quarter last year.  The 28% decrease is primarily the result of certain intangible assets that became fully amortized early in the third quarter of 2010.

INCOME TAXES   Provision for income taxes was $673,000 for the third quarter of 2010 compared to $133,000 for the third quarter last year.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income (loss) before income taxes was 37% and 32% in the quarters ended September 30, 2010 and 2009, respectively.  The effective tax rate is higher in 2010 than the statutory rate primarily due to permanent differences in foreign and domestic jurisdictions, partially offset by lower tax rates in foreign jurisdictions. The effective tax rate for the same period of 2009 is lower than the statutory rate primarily due to lower tax rates in a foreign jurisdiction, slightly offset by permanent differences that result from a goodwill writeoff in a foreign jurisdiction.

Nine Months  Ended September 30, 2010 compared to Nine Months  Ended September 30, 2009

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2010	2009	$	%
Revenues	$59,451	$44,215	$15,236	34%
Cost of products sold	42,943	35,324	7,619	22%
Gross margin	16,508	8,891	7,617	86%
Gross margin percentage	28%	20%	—	8%

Operating costs and expenses:
Selling	2,944	2,445	499	20%
General and administrative	7,026	4,892	2,134	44%
Engineering and development	3,014	2,939	75	3%
Amortization of intangible assets	446	680	(234)	(34)%
Fire related losses	—	191	(191)	(100)%
Insurance recoveries	(685)	(242)	(443)	183%
Impairment charges	—	15,986	(15,986)	(100)%
Total operating costs and expenses	12,745	26,891	(14,146)	(53)%
Operating income	3,763	(18,000)	21,763	121%
Interest expense	3	42	(39)	(93)%
Writeoff of deferred finance costs	—	86	(86)	(100)%
Other (income) expense, net	(177)	91	(268)	(294)%
Income (loss) before income taxes	3,937	(18,219)	22,156	122%
(Provision) Benefit for income taxes	(1,335)	5,653	6,988	124%
Net income (loss)	$2,602	$(12,566)	$15,168	121%

NET INCOME (LOSS)   The Company reported net income of $2,602,000 or $0.33 per diluted share for the nine months ended September 30, 2010, compared to a net loss of $12,566,000 or $1.67 per diluted share for the nine months ended September 30, 2009.  The net loss for last year includes a total of $15,986,000 ($11,105,000 after tax) of asset impairment charges and $600,000 ($417,000 after tax) of additional inventory reserves.

EBITDA BEFORE IMPAIRMENT CHARGES    EBITDA before impairment charges, was $5,340,000 for the first nine months of 2010 compared to $190,000 for the same period last year.  EBITDA before impairment charges is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization and impairment charges.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA before Impairment charges

REVENUES   Revenues were $59,451,000 for the nine months ended September 30, 2010 compared to $44,215,000 for the nine months ended September 30, 2009.  The 34% increase in revenues for the nine months ended September 30, 2010 reflects increased sales into nearly all markets, with the vehicle and industrial markets accounting for the largest portion of increased sales over the same period of last year, offset by a slight decrease in the aerospace and defense markets.

Sales to U.S. customers accounted for 60% of our sales in the first nine months of 2010 and 57% in the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volumes for the nine months ended September 30, 2010, increased by 36%, partially offset by the strengthening of the U.S dollar against the Euro, which decreased the Company’s sales by 2%.

GROSS MARGINS    Gross margin as a percentage of revenues was 28% and 20% for the nine months ended September 30, 2010 and 2009, respectively.  The 8% increase in gross margin is primarily a result of selling more higher margin products and achieving improvements in variable overhead costs as well as improvements in fixed overhead costs as a percentage of sales.  In addition, inventory adjustments that occurred in 2009 reduced gross margins by 2% for the nine months ended September 30, 2009, while there was no impact on gross margin for inventory adjustments in the same period for 2010.

SELLING EXPENSES   Selling expenses were $2,944,000 and $2,445,000 for the nine months ended September 30, 2010 and 2009 respectively.  The 20% increase is primarily due to the Company increasing its Sales team, as well as higher sales incentives as a result of increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $7,026,000 for the nine months ended September 30, 2010 compared to $4,892,000 for the nine months ended September 30, 2009.  The 44% increase is primarily a result of increased compensation expense, which includes incentive bonuses and stock compensation expense, and increased business development expenses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $3,014,000 for the nine months ended September 30, 2010 and $2,939,000 for the same period last year.  In the third quarter of 2010, we expanded engineering resources and capabilities to continue meeting our customers’ needs and to expand our product base for future opportunities.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $446,000 for the nine months ended September 30, 2010 and $680,000 for the same period last year.  The 34% decrease is primarily the result of the impairment that was recognized on certain intangible assets in the second quarter of 2009 and other intangible assets that became fully amortized in 2010.

NET INSURANCE RECOVERIES Net insurance recoveries were $685,000 for the nine months ended September 30, 2010, compared to $51,000 for the same period last year.  The recoveries in 2010 represent the final settlement for the business interruption insurance claim which resulted from the fire at the Company’s COPI facility in the fourth quarter of 2008.

INCOME TAXES   Provision for income taxes was $1,335,000 for the nine months ended September 30, 2010, as opposed to a benefit for income taxes of $5,653,000 for the same period last year.  The tax benefit in 2009 is primarily driven by the impairment charges that were recorded in the second quarter of 2009. In domestic jurisdictions, the impaired items are being deducted over the appropriate period for income tax purposes, which includes future periods, thus giving rise to a deferred tax asset on the balance sheet. The Company believes it is more likely than not that the deferred tax asset will be realized in current and future periods.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 34% for the nine months ended September 30, 2010 and 31% for the same period of 2009.  The effective tax rate is higher than the statutory rate for the first nine months of 2010 primarily due to permanent differences in foreign and domestic jurisdictions, partially offset by lower tax rates in foreign jurisdictions. The effective tax rate is lower than the statutory rate for the same period of 2009 primarily due to differences in state and foreign tax rates.

Non-GAAP Measures

EBITDA is provided for information purposes only and is not a measure of financial performance under generally accepted accounting principles.  The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense.  EBITDA before impairment charges also excludes impairment charges of $15,986,000 that occurred in the quarter ended June 30, 2009.  Accordingly, the Company believes that EBITDA before Impairment charges, provides helpful information about the operating performance of its business, apart from the expenses associated with its physical assets or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry.  EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and EBITDA before Impairment charges for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,129	$279	$2,602	$(12,566)
Interest expense	—	7	3	42
Provision (Benefit) for income tax	673	133	1,335	(5,653)
Depreciation and amortization	432	570	1,400	2,381
Income before interest expense, provision for income taxes, depreciation and amortization (EBITDA)	2,234	989	5,340	(15,796)
Impairment charges	—	—	—	15,986
Income before interest expense, provision for income taxes, depreciation and amortization and Impairment charges (EBITDA before Impairment charges)	$2,234	$989	$5,340	$190

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $2,596,000 to a balance of $7,066,000 at September 30, 2010. This increase compares to a decrease of $1,446,000 for the same period last year. During the first nine months of 2010, operations provided $3,972,000 in cash compared to $935,000 provided for the same period last year.   The increase in cash provided from operations of $3,037,000 is primarily due to higher net income, along with increases in working capital components as a result of improved economic conditions when compared to the same period of last year.  In addition, payments related to employee incentive bonuses were approximately $1,200,000 lower in the first nine months of 2010 compared to the same period of 2009 as a result of the economic downturn in 2009 and its impact on the Company.

Net cash used in investing activities was $931,000 and $726,000 for the first nine months of 2010 and 2009, respectively, which is primarily related to the purchase of property and equipment.  Cash paid for the acquisition of Agile Systems Inc., now known as Allied Motion Canada, net of cash acquired, was $76,000.

Net cash used in financing activities was $332,000 for the nine months ended September 30, 2010 compared to $1,770,000 used for the same period last year. The increase in cash used is primarily due to decreased paydowns of Company debt in the first nine months of 2010 compared to the same period of last year.

At September 30, 2010, the Company had zero debt obligations.

The Company amended the Credit Agreement on October 26, 2010.  The amended Credit Agreement extends the agreement to October 26, 2012.  The amended Credit Agreement provides revolving credit up to $4 million and €3 million. Borrowings under the revolver incur interest of LIBOR plus 2.0%. Overnight borrowings incur interest at PRIME plus 1.00%.  The unused portion of the revolver is charged a commitment fee of .375% per annum.  The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company.

As of October 26, 2010, the amount available under the lines-of-credit was approximately $8.2 million.

The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The Company has a bank overdraft facility payable to a foreign bank with no monthly repayments required.  The facility had no outstanding balance as of September 30, 2010. The amount available under the overdraft facility was € 300,000 ($408,000 at the September 30, 2010 exchange rate).

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

PART II.                OTHER INFORMATION

Item 6.    Exhibits

(a)         Exhibits

10        Third Amendment to Credit Agreement dated as of October 26, 2010 among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed November 1, 2010)

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

DATE:	November 10, 2010	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Chief Financial Officer