Form 10-K
period 2010-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2011-03-18
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $27,372,000.

         Number of shares of the only class of Common Stock outstanding: 8,417,636 as of March 18, 2011

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated into Part III.

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect," "project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include those associated with the present economic circumstances in the United States and throughout Europe, general business and economic conditions in the Company's motion markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company's contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to successfully integrate an acquired business into the Company's business model without substantial costs, delays, or problems, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs, including relocation costs, for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

 PART I

Item 1.    Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates in the United States, Europe and Asia. Allied Motion utilizes its underlying core "electro-magnetic, mechanical and electronic motion technology/know how" to provide compact, high performance products as solutions in a wide range of motion applications. The Company designs, manufactures and sells motors, electronic motion controls, gearing and optical encoder products to a broad spectrum of customers throughout the world. The Company sells its products through its own direct sales force and manufacturers reps and distributors. The products are manufactured at its own facilities and at contract manufacturing facilities in China and Eastern Europe, where the company owns all the capital equipment and tooling and has designed and set-up the manufacturing processes in each facility.

        Examples of the end products using Allied Motion's technology in the medical and health care industries include surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps, wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in automated material handling vehicles/robots, commercial grade floor cleaners, commercial building equipment such as welders, cable pullers, assembly tool, etc. Several products are used in a variety of military/defense applications including inertial guided missiles, mid range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATM's).

        Allied Motion is organized into six Technology Units ("TUs"): Emoteq Corporation (Emoteq—Tulsa, OK), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY), Allied Motion Controls (Amherst, NY and Waterloo, Ontario, Canada , acquired on June 3, 2010, and formerly known as Agile Systems Inc.), Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands), and Östergrens Elmotor AB (Östergrens), which was acquired on December 30, 2010. Allied Motion also has contract production capabilities in Slovakia and China.

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

        Allied Motion Controls designs and develops advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion. Allied Motion Controls has established customers in a wide range of industries.

        Premotec has been manufacturing small precision electric motors for more than thirty years utilizing mainly two different motor technologies: brushless DC and coreless DC. Premotec offers a range of reduction gearboxes tailored to a number of these motors. Premotec's products are sold to OEM customers in Europe, the United States and Asia and through distributors to smaller OEM's in almost all countries of the European Union. The products are used in a wide variety of medical, professional and industrial applications, such as dialysis equipment, industrial ink jet printers, cash dispensers, bar code readers, laser scanning equipment, fuel injection systems, HVAC actuators, waste water treatment, dosing systems for the pharmaceutical industry, textile manufacturing, document handling equipment and studio television cameras.

        Östergrens has expertise in designing drive electronics, software and mechanical processes. The products are manufactured at Östergrens' facilities in Sweden and China. Östergrens' current products integrate electronics expertise with other motion control products such as motors and gears. Östergrens'products are sold to OEM customers throughout Europe and are used in a wide variety of industrial, commercial and medical applications, including emerging "Green Technology" alternative energy and electric vehicle applications, leading-edge medical instrumentation and test equipment applications and other industrial and commercial applications in which Östergrens' products improve the efficiency/performance of the OEM's products.

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

Sales to Large Customers

        During years 2010 and 2009, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        The Company's backlog at December 31, 2010, which includes acquired backlog from Östergrens of $4,785,000, consisted of sales orders totaling approximately $37,856,000 while backlog at December 31, 2009 was $20,977,000. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2010 and 2009 were $4,044,000 and $3,922,000, respectively. Of these expenditures, no material amounts were charged directly to customers.

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

Employees

        At December 31, 2010 the Company had approximately 456 full-time employees.

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

Item 2.    Properties.

        As of December 31, 2010, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Solna, Sweden	27,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Watertown, New York	107,000	Owned
Office and manufacturing facility	Changzhou, China	12,000	Leased
Office and manufacturing facility	Amherst, New York	4,000	Leased
Office and manufacturing facility	Waterloo, Ontario, Canada	3,000	Leased
Office	Goteborg, Sweden	2,000	Leased
Office	Ferndown, Great Britain	1,000	Leased

        The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. All manufacturing facilities described above are operating at less than full capacity.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 15, 2011 was 548. The Company did not pay or declare any dividends during years 2010 and 2009, and the Company's long-term financing agreement prohibits the Company from doing so without prior approval.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq.

	Price Range
	High	Low
Year ended December 31, 2009
First Quarter	$6.61	$1.17
Second Quarter	2.60	1.44
Third Quarter	2.65	1.61
Fourth Quarter	2.89	2.14
Year ended December 31, 2010
First Quarter	$3.78	$2.32
Second Quarter	5.10	3.45
Third Quarter	4.65	3.87
Fourth Quarter	6.98	4.08

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	300,000	$4.93	572,665

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2006 through 2010; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$80,591	$61,240	$85,967	$84,559	$82,768

Net income (loss)	$3,585	$(12,449)	$2,909	$2,396	$1,931

Diluted income (loss) per share	$0.45	$(1.65)	$.39	$.33	$.28

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$51,006	$34,753	$52,780	$51,507	$52,612
Total current and long-term debt	$795	$600	$2,800	$4,422	$9,829

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Allied Motion's sole focus is in the motion control industry and has developed a long term corporate strategy, with a defined driving force of "electro-magnetic, mechanical and electronic motion technology/know how" to ensure it meets the goals and objectives of the Company. Through its Sales force and its Technology Units, Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world. The Company's commitment to its own lean manufacturing tool kit, known as Allied's Systematic Tools, or AST for short, drives continuous improvement in quality, delivery, cost, growth and innovation throughout the company.

Outlook

        Despite the challenges the Company faced in 2009 as a result of the economic downturn, the Company returned to profitability in the second half of 2009 and continued to improve profitability in 2010. Conditions have continued to improve and management continues its efforts to foster additional growth in revenues and profitability. 2010 bookings were over $92 million, which is about $34 million higher than 2009 bookings. Backlog at December 31, 2010 was $37.9 million, reflecting an 80% increase over the backlog at the end of 2009. Approximately $4.8 million of the backlog is due to the acquired backlog from Östergrens. The increased backlog levels reflect the economic recovery experienced during the last 12 months in the Company's served markets and we believe that the increase provides a good indication that these markets are recognizing the value of the Company's motion solutions.

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

        On June 3, 2010, the Company acquired the shares of Agile Systems Inc. Agile designs and develops advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion. Agile, based in Waterloo, Ontario, Canada, has established customers in a wide range of industries. Agile is now known as Allied Motion Canada.

        On December 30, 2010, the Company acquired the shares of Östergrens-Elmotor AB. Östergrens has expertise in designing drive electronics, software and mechanical processes. The products are manufactured at Östergrens' facilities in Sweden and China. Östergrens' current products integrate their electronics expertise with other motion control products such as motors and gears. Their products are sold to OEM customers throughout Europe and are used in a wide variety of industrial, commercial and medical applications, including emerging "Green Technology" alternative energy and electric vehicle applications, leading-edge medical instrumentation and test equipment applications and other industrial and commercial applications in which Östergrens' products improve the efficiency/performance of the OEM's products. In addition, Östergrens' China facility further facilitates low cost region sourcing capabilities and provides the Company with a base to expand operations in the Asian market.

        The acquisitions made in 2010 were made primarily with cash on hand, and management believes these acquisitions will expand the Company's customer base, increase the various markets into which we sell, augment the Company's engineering knowledge, and provide all of our customers more integrated motion system solutions.

        The Company has a strong balance sheet and has improved liquidity when compared with the previous year. The Company made two acquisitions in 2010,using approximately $7.7 million, and the Company's cash position, net of outstanding debt, decreased by approximately $1.1 million during 2010.. Excluding cash used for acquisitions, the Company's cash position, net of outstanding debt, increased by $6.8 million. Operating cash flows for 2010 were up $4.3 million over 2009. The Company continues its position of maintaining resources in electro-magnetic, mechanical and electronic design capabilities as its primary goal is to provide products that "raise the bar" with customers and provide important differentiating solutions against competition. Management will continue to make investments in the markets believed to provide the most opportunity for continued growth and profitability of the Company.

        One of the Company's major challenges is to maintain and improve price competitiveness. The Company's customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at sub-contract manufacturing facilities in China and Slovakia. With the acquisition of Östergrens, the Company now owns a manufacturing facility in China as well. The Company has increased efforts to identify opportunities where production in low cost regions can improve profitability while delivering the same high quality products.

        The Company's products contain certain metals, and at certain times the Company experiences significant fluctuations in the costs of these metals, particularly copper, steel and zinc, which are all key materials in our products. The Company has reacted by aggressively sourcing materials at lower costs from Asian markets and by passing on surcharges and price increases to our customers.

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

Operating Results

Year 2010 compared to 2009

	For the year ended December 31,		Increase (decrease)
(in thousands)	2010	2009	$	%
Revenues	$80,591	$61,240	$19,351	32%
Cost of products sold	57,899	48,108	9,791	20%

Gross margin	22,692	13,132	9,560	73%

Gross margin percentage	28%	21%	—	7%

Operating costs and expenses:
Selling	3,872	3,303	569	17%
General and administrative	9,938	6,780	3,158	47%
Engineering and development	4,044	3,922	122	3%
Insurance recoveries, net	(685)	(431)	(254)	(59)%
Amortization of intangible assets	551	851	(300)	(35)%
Impairment charges	—	15,986	(15,986)	(100)%
Restructuring charges	—	710	(710)	(100)%

Total operating costs and expenses	17,720	31,121	(13,401)	(43)%

Operating income (loss)	4,972	(17,989)	22,961	128%
Interest expense	(3)	(55)	(52)	(95)%
Writeoff of deferred finance costs	—	(86)	(86)	(100)%
Other income (expense)	197	(73)	270	370%

Total other income (expenses)	194	(214)	408	191%

Income (Loss) before income taxes	5,166	(18,203)	23,369	128%
(Provision) Benefit for income taxes	(1,581)	5,754	(7,335)	(127)%

Net Income (Loss)	$3,585	$(12,449)	$16,034	129%

        NET INCOME (LOSS)    The Company achieved record net income for the year ended December 31, 2010 of $3,585,000 or $.45 per diluted share compared to a net loss of $12,449,000 or $1.65 per diluted share for 2009. Excluding the non-recurring expenses incurred in 2010 and 2009, net income for 2010 was $3,621,000, or $.45 per fully diluted share, and for 2009, the net loss was $742,000, or $.10 per share. The non-recurring expenses included in the 2010 operating results totaled a net after tax charge of $36,000 which included a gain of $685,000 ($436,000 after tax) for the final business interruption settlement with the insurance company for the October 2008 fire at Allied's former encoder operation in Chatsworth, California, net transaction costs of $447,000 ($331,000 after tax) incurred in the 2010 acquisitions of Agile Systems and Östergrens and non-recurring expenses of $232,000 ($141,000 after tax) that were incurred to integrate the encoder operation into Allied's Emoteq operation in Tulsa, Oklahoma. The 2009 operating results included total non-recurring charges of $16,865,000 ($11,707,000 after tax) including a pretax asset impairment charge of $15,986,000, inventory adjustments of $600,000 primarily for excess and obsolete inventories recorded in the second quarter of 2009, and a restructuring charge of $710,000 partially offset by net insurance recoveries of $431,000 for the fire at our Chatsworth encoder facility in 2008.

        EBITDA and EBITDA BEFORE NONRECURRING ITEMS    EBITDA was $6,984,000 and ($15,230,000) for 2010 and 2009, respectively. EBITDA before nonrecurring items was $6,978,000 for 2010 compared to $1,635,000 for 2009. EBITDA and EBITDA before nonrecurring items are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, depreciation and amortization. EBITDA before nonrecurring items is EBITDA before transaction costs, inefficiencies from the relocation of the encoder operations, impairment charges, restructuring charges, inventory adjustments recorded in the second quarter of 2009, and net insurance recoveries. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA and EBITDA before nonrecurring items.

        REVENUES    Revenues were $80,591,000 in 2010 compared to $61,240,000 in 2009. The 32% increase in revenues reflects increased sales into nearly all markets, with the industrial and vehicle markets accounting for the largest portion of increased sales over the same period of last year, offset by a slight decrease in the aerospace and defense markets.

        Sales to U.S. customers accounted for 59% of our sales in 2010 and 56% of our sales in 2009, with the balance of sales to customers primarily in Europe, Canada and Asia. Sales volumes for 2010 increased by 34% from 2009, partially offset by the strengthening of the U.S dollar against the Euro, which accounted for a 2% decrease in the Company's sales.

        BACKLOG    The Company's backlog at December 31, 2010, which includes acquired backlog from Östergrens of $4,785,000, consisted of sales orders totaling approximately $37,856,000 while backlog at December 31, 2009 was $20,977,000 reflecting an 80% increase from the end of 2009.

        GROSS MARGIN    Gross margin as a percentage of revenues was 28% and 21% for 2010 and 2009, respectively. The 7% increase in gross margin is primarily a result of selling more higher margin products and achieving improvements in material and variable overhead costs as well as improvements in fixed overhead costs as a percentage of sales. In addition, inventory adjustments that occurred in 2009 reduced gross margins by 1% for the year ended 2009, while there was no impact on gross margin for inventory adjustments in the same period for 2010.

        SELLING EXPENSES    Selling expenses were $3,872,000 and $3,303,000 in 2010 and 2009, respectively. The 17% increase is primarily due to the Company increasing its Sales team, as well as higher sales incentive compensation as a result of increased sales.

        GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $9,938,000 in 2010 and $6,780,000 for 2009. The 47% increase is primarily a result of increased compensation expense, which includes incentive bonuses and stock compensation expense, and net transaction costs of $447,000 incurred to acquire Agile and Östergrens.

        ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $4,044,000 and $3,922,000 for 2010 and 2009, respectively. In 2010, we expanded engineering resources and capabilities to continue meeting our customers' needs and to expand our product base for future opportunities, which includes incremental engineering costs for Agile, which was acquired by the Company in 2010.

        AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets expense was $551,000 and $851,000 in 2010 and 2009, respectively. The 35% decrease is primarily a result of the writeoff of intangible assets as part of the impairment that was recognized on certain intangible assets of the Company in the second quarter of 2009 and certain intangible assets becoming fully amortized in 2010.

        NET INSURANCE RECOVERIES    Net insurance recoveries were $685,000 and $431,000 for 2010 and 2009, respectively. The recoveries in 2010 represent the final settlement for the business interruption insurance claim which resulted from the fire at the Company's COPI facility in the fourth quarter of 2008.

        INCOME TAXES    Provision for income taxes was $1,581,000 for 2010, as opposed to a benefit for income taxes of $5,754,000 for the same period last year. The tax benefit in 2009 was primarily driven by the impairment charges that were recorded in the second quarter of 2009. In domestic jurisdictions, the impaired items are being deducted over the appropriate period for income tax purposes, which includes future periods, thus giving rise to a deferred tax asset on the balance sheet. The Company believes it is more likely than not that the deferred tax asset will be realized in current and future periods.

        The effective income tax rate as a percentage of income (loss) before income taxes was 31% and 32% in 2010 and 2009, respectively. In 2010, the effective tax rate differs from the statutory rate primarily due to lower tax rates in foreign jurisdictions. In 2009, the effective tax rate differs from the statutory rate primarily due to the nondeductible goodwill impairment charge in a foreign jurisdiction partially offset by the impact of differences in state and foreign tax rates.

Non-GAAP Measures

        EBITDA and EBITDA before nonrecurring items are provided for information purposes only and are not measures of financial performance under generally accepted accounting principles.

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

        The Company also believes that EBITDA before nonrecurring items provides helpful information about the operating performance of its business. Non-recurring items are either income or expenses which do not occur regularly as part of the normal activities of the company. They are presented separately because they are important for evaluating the underlying sustainable performance of the Company. The Company considers these items to be of significance in nature and/or size, and accordingly, has excluded these items from EBITDA before nonrecurring items. EBITDA before nonrecurring items excludes net transaction costs of $447,000, inefficiencies from the relocation of the encoder operation of $232,000, net insurance recoveries of $685,000 and $431,000, for 2010 and 2009, respectively. For 2009, EBITDA before nonrecurring items also excludes restructuring charges of $710,000, inventory adjustments recorded in the second quarter of $600,000, and impairment charges of $15,986,000.

        EBITDA and EBITDA before nonrecurring items do not represent and should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA and EBITDA before nonrecurring items for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	For the year ended December 31,
	2010	2009
Net income (loss)	$3,585	$(12,449)
Interest expense	3	55
Provision (Benefit) for income tax	1,581	(5,754)
Depreciation and amortization	1,815	2,918

Income before interest expense, provision for income taxes, depreciation and amortization (EBITDA)	6,984	(15,230)
Transaction costs, net	447	—
Inefficiencies from relocation of encoder operations	232	—
Net insurance recoveries	(685)	(431)
Restructuring charges	—	710
Inventory adjustments recorded in the second quarter	—	600
Impairment charges	—	15,986

Income before interest expense, provision for income taxes, depreciation and amortization, and non-recurring items (EBITDA before nonrecurring items)	$6,978	$1,635

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents decreased $917,000 during 2010 to a balance of $3,553,000 at December 31, 2010. This decrease is primarily a result of the two acquisitions completed by the Company in 2010, which were accomplished primarily with cash on hand. The decrease in cash in 2010 compares to an increase of $274,000 in 2009.

        During 2010, operations provided $7,168,000 in cash compared to $2,819,000 provided for 2009. The increase in cash provided from operations of $4,349,000 is primarily due to higher net income. In addition, cash was provided from operations for working capital components as a result of improved economic conditions when compared to 2009. In addition, payments related to employee incentive bonus programs earned in the previous year were approximately $1,400,000 lower in 2010 compared to 2009 as a result of the economic downturn in 2009 and its impact on the Company.

        Net cash used in investing activities was $8,317,000 and $678,000 for 2010 and 2009, respectively, which is primarily due to the acquisition of Östergrens, which was completed on December 30, 2010. Cash paid for the acquisitions of Agile Systems Inc., now known as Allied Motion Canada, and Östergrens, net of cash acquired, was $7,104,000. Purchases of property and equipment were $1,213,000 and $865,000 in 2010 and 2009, respectively.

        Net cash provided from financing activities for 2010 was $513,000, as opposed to cash used in financing activities of $1,955,000 for 2009. Cash provided in 2010 is primarily due to the exercise of stock options, as well as borrowing on the Company's line of credit to complete the Östergrens acquisition, whereas cash used in 2009 was primarily a result of the payoff of term debt of $2,800,000.

        At December 31, 2010, the Company had $795,000 of debt obligations representing borrowings on the bank line-of-credit made to complete the acquisition of Östergrens in December. As of December 31, 2010, the amount available under the lines-of-credit was approximately $7.2 million.

        The Company amended its Credit Agreement on October 26, 2010. The amended Credit Agreement extends the agreement to October 26, 2012. The amended Credit Agreement provides revolving credit up to $4 million and €3 million. Borrowings under the revolver incur interest of LIBOR plus 2.0%. Overnight borrowings incur interest at PRIME plus 1.00%. The unused portion of the revolver is charged a commitment fee of .375% per annum. The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the company. The Company's working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company's credit facilities.

        The Company has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of December 31, 2010. The amount available under the overdraft facilities was approximately $700,000.

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

Recent Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements." ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories; requires fair value measurement disclosures for each class of assets and liabilities; and requires disclosures about valuation techniques and inputs used in Level 2 and Level 3 fair value measurements. These disclosure requirements became effective at the beginning of 2010. In addition, effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosures of activity on a gross rather than a net basis. We do not anticipate that the remaining disclosures under ASU 2010-06 will have a material impact on our Consolidated Financial Statements.

        In December 2010, the FASB issued ASU 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. We do not anticipate the adoption of ASU 2010-28 will have a material impact on our Consolidated Financial Statements.

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

Foreign Currency Risk

        The Company has international subsidiaries whose sales are denominated in currencies other than the U.S. dollar, thereby creating exposures to changes in exchange rates. The changes in these exchange rates against the U.S. dollar may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. A 10% change in these foreign currencies vs. the U.S dollar could affect the Company's pretax earnings by approximately $500,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 18, 2011
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$3,553	$4,470
Trade receivables, net of allowance for doubtful accounts of $226 and $225 at December 31, 2010 and 2009, respectively	11,753	7,743
Inventories, net	11,787	7,578
Deferred income taxes	402	476
Prepaid expenses and other	1,415	891

Total Current Assets	28,910	21,158
Property, plant and equipment, net	6,923	6,584
Deferred income taxes	5,533	5,649
Intangible assets, net	3,704	1,362
Goodwill	5,936	—

Total Assets	$51,006	$34,753

Liabilities and Stockholders' Investment
Current Liabilities:
Debt obligations	795	600
Accounts payable	6,506	3,135
Accrued liabilities and other	7,290	3,298
Income taxes payable	562	104

Total Current Liabilities	15,153	7,137
Contingent consideration	2,386	—
Deferred income taxes	1,070	—
Pension and post-retirement obligations	2,453	2,594

Total Liabilities	21,062	9,731
Commitments and Contingencies
Stockholders' Investment:
Common stock, no par value, authorized 50,000 shares; 8,110 and 7,585 shares issued and outstanding at December 31, 2010 and 2009, respectively	20,473	18,581
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	9,342	5,757
Accumulated other comprehensive income	129	684

Total Stockholders' Investment	29,944	25,022

Total Liabilities and Stockholders' Investment	$51,006	$34,753

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31, 2010	For the year ended December 31, 2009
Revenues	$80,591	$61,240
Cost of products sold	57,899	48,108

Gross margin	22,692	13,132
Operating costs and expenses:
Selling	3,872	3,303
General and administrative	9,938	6,780
Engineering and development	4,044	3,922
Impairment charges	—	15,986
Restructuring charges	—	710
Insurance recoveries, net	(685)	(431)
Amortization of intangible assets	551	851

Total operating costs and expenses	17,720	31,121

Operating income (loss)	4,972	(17,989)
Other income (expense):
Interest expense	(3)	(55)
Writeoff of deferred finance costs	—	(86)
Other income (expense), net	197	(73)

Total other income (expense), net	194	(214)

Income (loss) before income taxes	5,166	(18,203)
(Provision) benefit for income taxes	(1,581)	5,754

Net income (loss)	$3,585	$(12,449)

Basic net income (loss) per share:
Net income (loss) per share	$0.45	$(1.65)

Basic weighted average common shares	7,891	7,528

Diluted net income (loss) per share:
Net income (loss) per share	$0.45	$(1.65)

Diluted weighted average common shares	8,038	7,528

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock				Other Comprehensive Income
	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Pension Adjustments	Comprehensive Income (Loss)
Balances, December 31, 2008	7,304	$18,531	$(512)	$18,206	$547	$84
Stock transactions under employee benefit stock plans and option exercises	201	245
Issuance of restricted stock, net of forfeitures	80	92	(111)
Stock compensation expense			336
Pension adjustments, net of tax						(18)	$(18)
Foreign currency translation adjustment					71		71
Net income				(12,449)			(12,449)

Comprehensive loss							$(12,396)

Balances, December 31, 2009	7,585	$18,868	$(287)	$5,757	$618	$66
Stock transactions under employee benefit stock plans and option exercises	117	316
Issuance of restricted stock, net of forfeitures	271	883	(993)
Issuance of shares in connection with Östergrens acquisition	137	886
Stock compensation expense			800
Pension adjustments, net of tax						7	$7
Foreign currency translation adjustment					(562)		(562)
Net income				3,585			3,585

Comprehensive income							$3,030

Balances, December 31, 2010	8,110	$20,953	$(480)	$9,342	$56	$73

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2010	For the year ended December 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$3,585	$(12,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,815	2,918
Deferred income taxes	342	(6,360)
Impairment charges	—	15,986
Provision for excess and obsolete inventory	201	1,022
Restricted Stock Compensation	800	336
Other	(215)	46
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(1,996)	2,147
(Increase) decrease in inventories	(2,066)	1,952
(Increase) decrease in prepaid expenses and other	(13)	368
Increase (decrease) in accounts payable	1,687	(1,918)
Increase (decrease) in accrued liabilities and other	2,372	(1,118)
Increase (decrease) in income taxes payable	656	(111)

Net cash provided by operating activities	7,168	2,819
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(7,104)	—
Purchase of property and equipment	(1,213)	(865)
Property insurance proceeds from fire loss	—	187

Net cash used in investing activities	(8,317)	(678)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	197	600
Repayments on term loans	—	(2,800)
Stock transactions under employee benefit stock plans	316	245

Net cash provided (used) from financing activities	513	(1,955)
Effect of foreign exchange rate changes on cash	(281)	88

Net (decrease) increase in cash and cash equivalents	(917)	274
Cash and cash equivalents at beginning of period	4,470	4,196

Cash and cash equivalents at end of period	$3,553	$4,470

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$4	$60
Income taxes	610	802
Noncash investing activities:
Stock issued and consideration payable from acquisitions	3,586	—

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Allied Motion Technologies Inc. (Allied Motion or the Company) is engaged in the business of designing, manufacturing and selling motion control products to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, medical, and aerospace and defense markets.

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

        Activity in the allowance for doubtful accounts for 2010 and 2009 was as follows (in thousands):

	December 31, 2010	December 31, 2009
Beginning balance	$225	$152
Additional reserves	28	145
Writeoffs	(27)	(72)

Ending balance	$226	$225

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2010	December 31, 2009
Parts and raw materials	$10,068	$6,484
Work-in-process	2,001	1,649
Finished goods	1,937	1,620

	14,006	9,753
Less reserves	(2,219)	(2,175)

	$11,787	$7,578

        The Company recorded provisions for excess and obsolete inventories of approximately $201,000 and $1,022,000, for 2010 and 2009, respectively. The 2009 amount includes inventory adjustments of $600,000 recorded in the second quarter primarily for excess and obsolete inventories.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2010	December 31, 2009
Land		$290	$290
Building and improvements	5 - 39 years	3,310	3,231
Machinery, equipment, tools and dies	3 - 15 years	12,330	11,806
Furniture, fixtures and other	3 - 10 years	2,005	1,543

		17,935	16,870
Less accumulated depreciation		(11,012)	(10,286)

		$6,923	$6,584

        Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets. Amortization of building improvements is provided using the straight-line method over the life of the lease term or the life of the assets, whichever is shorter. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

        Depreciation expense was approximately $1,264,000 and $2,067,000 in 2010 and 2009, respectively.

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

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $341,000 and $300,000 as of December 31, 2010 and 2009, respectively.

        Changes in the Company's reserve for product warranty claims during 2010 and 2009, were as follows (in thousands):

	December 31, 2010	December 31, 2009
Warranty reserve at beginning of the year	$300	$284
Provision	111	117
Warranty expenditures	(67)	(102)
Effect of foreign currency translation	(2)	1

Warranty reserve at end of year	$341	$300

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Compensation and fringe benefits	$5,047	$1,872
Warranty reserve	341	300
Restructuring charges	—	413
Other accrued expenses	1,902	713

	$7,290	$3,298

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries' functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is recorded in other comprehensive income, a component of stockholders' investment in the accompanying consolidated statement of stockholders' investment and comprehensive income. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit are included in the results of operations as incurred.

Engineering and Development Costs

        Engineering and development costs are expensed as incurred.

Revenue Recognition

        The Company recognizes revenue when products are shipped or delivered (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 147,000 and 0 for the years 2010 and 2009, respectively. Stock awards to purchase 589,000 and 794,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2010 and 2009, respectively, since the results would have been anti-dilutive.

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

Fair Value Accounting

        Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

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
Level 3:	Significant inputs to the valuation model that are unobservable.

        The Company's financial assets, other than the pension plan assets, include cash and cash equivalents, accounts receivable, debt obligations, accounts payable, and accrued liabilities. The carrying amounts reported in the consolidated balance sheets for these assets approximate fair value because of the immediate or short-term maturities of these financial instruments.

        The following table presents the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$3,425	0	0
Liabilities
Long term contingent consideration	0	0	$2,386

        Long term portion of contingent consideration is valued based on the estimated incremental margin in 2011 over margin achieved in 2010 for certain defined projects.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents the Company's financial assets and liabilities that resulted from the acquisition of Ostergrens and were accounted for at fair value on a non-recurring basis as of December 31, 2010 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets
Property, plant and equipment	0	0	$433
Amortizable intangible assets	0	0	$2,947
Goodwill	0	0	$5,936

        Property and equipment acquired are valued at replacement cost. Intangible assets consist primarily of customer lists and unpatented technology. Customer lists are valued on the income approach valuation technique using certain key assumptions for customer attrition and average contribution margin. Unpatented technology is valued on an income valuation approach using the relief from royalty income method, which includes assumptions of how much revenue will be derived from unpatented technology.

        During 2009, the Company recorded impairments as discussed in note 12. The following describes the valuation methodologies used by the Company to measure the impacted non-financial assets accounted for at fair-value on a non-recurring basis:

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

        Goodwill.    The Company estimates the fair value of the goodwill based on a discounted cash flow model based upon Level 3 inputs, using business plans and projections as the basis for expected future cash flows, which required the Company to develop its own assumptions.

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

        The guidance in "Income Taxes" requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Income tax related interest and penalties recognized in 2010 and 2009 are immaterial.

Pension and Postretirement Welfare Plans

        The Company reports gains or losses and prior service costs or credits that arise during the period, but not recognized as components of net periodic benefit cost, as a component of other comprehensive income, net of tax, in accordance with ASC Topic "Compensation—Retirement Benefits". Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

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

2. GOODWILL

        The change in the carrying amount of goodwill for 2010 and 2009 is as follows (in thousands):

	December 31, 2010	December 31, 2009
Balance at beginning of period	$—	$12,231
Goodwill recorded for Östergrens acquisition (Note 13)	5,936	—
Impairment Charge	—	(12,222)
Effect of foreign currency translation	—	(9)

Balance at end of period	$5,936	$0

        The carrying value of goodwill was written off in 2009 based on the impairment analysis performed by the Company, further discussed in Note 12.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

        Intangible assets on the Company's consolidated balance sheets consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value	Estimated Life
Customer lists	$4,371	$(2,716)	$1,655	$3,008	$(2,505)	$503	8 - 10 years
Trade name	946	(687)	259	946	(570)	376	10 years
Design and technologies	2,633	(867)	1,766	1,212	(753)	459	8 - 10 years
Patents	24	0	24	24	0	24

Total	$7,974	$(4,270)	$3,704	$5,190	$(3,828)	$1,362

        Total amortization expense for intangible assets for the years 2010 and 2009 was $551,000 and $851,000 respectively. Estimated amortization expense for intangible assets is $704,000 for the year ending December 31, 2011, $561,000 for 2012, $337,000 for 2013, $309,000 for 2014, $295,000 for 2015, and $1,474,000 for years thereafter.

        The net carrying value of intangible assets was written down $1,104,000 in 2009 based on the impairment analysis performed by the Company, which is further discussed in Note 12.

4. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Credit Agreement (at variable rates)
Revolving line-of-credit, 2.81% as of December 31, 2010	$795	$600

        On October 26, 2010, the Company entered into a Third Amendment to its Credit Agreement to extend the maturity date through October 26, 2012. The Credit Agreement was due to expire on October 29, 2010. The Credit Agreement, as amended, provides revolving credit up to $4 million and €3 million.

        The Amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Company was in compliance with all covenants at December 31, 2010.

        No principal payments are required on the revolving credit facility prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices, primarily LIBOR plus 2.0%, and EURIBOR plus 2.0%. All borrowings are secured by substantially all the assets of the Company.

        At December 31, 2010, approximately $ 7,200,000 million ($4 million and € 2.4 million) was available under the Amended Credit Agreement and approximately $700,000 (€ 300,000 and SEK 2,100,000) was available under bank overdraft facilities in Europe.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES

        The provision for income taxes is based on income (loss) before income taxes as follows (in thousands):

	For the year ended December 31, 2010	For the year ended December 31, 2009
Domestic	$998	$(17,285)
Foreign	4,168	(918)

Income (loss) before income taxes	$5,166	$(18,203)

        Components of the total (provision) benefit for income taxes are as follows (in thousands):

	For the year ended December 31, 2010	For the year ended December 31, 2009
Current (provision):
Domestic	$(168)	$(104)
Foreign	(1,028)	(500)

Total current (provision)	(1,196)	(604)

Deferred (provision) benefit:
Domestic	(385)	6,251
Foreign	—	107

Total deferred (provision) benefit	(385)	6,358

(Provision) benefit for income taxes	$(1,581)	$5,754

        The (provision) benefit for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2010	For the year ended December 31, 2009
Tax (provision) benefit, computed at statutory rate	$(1,756)	$6,189
State tax, net of federal impact	(132)	281
Permanent items	(11)	(11)
Nondeductible impairment charge in a foreign jurisdiction	—	(848)
Effect of foreign tax rate differences	345	143
Other	(27)	—

(Provision) benefit for income taxes	$(1,581)	$5,754

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets are as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax liabilities:
Acquired property, plant and equipment and intangible assets	$930	$—
Other	140	—

Total deferred tax liabilities	$1,070	$—

Current deferred tax assets:
Allowances and other	$484	$558
Tax credit carryforwards	132	132
Net operating loss carryforwards	—	—

Total current deferred tax assets	582	690
Valuation allowance	(214)	(214)

Net current deferred tax assets	$402	$476

Noncurrent deferred tax assets:
Employee benefit plans	$886	$937
Net operating loss carryforwards	1,303	1,463
Goodwill and Intangibles	2,695	2,819
Property, plant & equipment	295	233
Other	354	197

Total noncurrent deferred tax assets	$5,533	$5,649

        The Company has a domestic net operating loss carryforward of $3,618,000 expiring in 2024 through 2030 and domestic tax credit carryforwards of $132,000 expiring in 2013.

        During 2010, the Company acquired foreign operating losses and tax credit carryforwards in relation to its acquisition of Agile Systems Inc. in Canada. At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from the losses and credits, and therefore valued the deferred benefit at zero. During 2010, the Company utilized a portion of the foreign tax loss carryforward which reduced the consolidated tax provision for income taxes by $195,000. The Company will record any tax benefit from utilization of these foreign losses and credits as they are realized.

        Realization of the Company's recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of domestic net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2010. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2010.

        The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2006. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2005.

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

        As of December 31, 2010, the Company had 572,665 shares of Common Stock available for grant under stock incentive plans.

Stock Options

        Option activity during years 2009 and 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2008	588,950	$4.23
Granted	—
Forfeited	(6,000)
Exercised	(44,000)		$26,000

Balance Outstanding, December 31, 2009	538,950	$4.44	$26,000
Granted	—
Forfeited	(122,200)
Exercised	(116,750)		$124,000

Balance Outstanding, December 31, 2010	300,000	$4.93	$581,000

        As of December 31, 2010, all outstanding options are exercisable. Cash received from the exercise of stock options for the years ended December 31, 2010 and 2009 was $316,000 and $62,000, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

        Exercise prices for options outstanding at December 31, 2010 are as follows:

	Range of Exercise Prices		Total
	$3.20 - $4.83	$5.46 - $6.72	$3.20 - $6.72
Options Outstanding:
Number of options	166,500	133,500	300,000
Weighted average exercise price	$4.23	$5.81	$4.93
Weighted average remaining contractual life	0.3 years	0.7 years	0.5 years

        Subsequent to the balance sheet date, and prior to the issuance of the financial statements, 143,901 of the outstanding options have been exercised, which consisted of cash exercises, as well as the use of shares to exercise options. The net shares issued as a result of the option exercises subsequent to the balance sheet date is 56,687.

Stock Warrants

        As of December 31, 2010 and 2009, the Company had 300,000 warrants outstanding to purchase common stock that are exerciseable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition, and will expire May 10, 2011.

        Subsequent to the balance sheet date, 227,419 of the aforementioned warrants were exercised, leaving a remaining balance of 72,581 unexercised warrants. As permitted under the warrant agreements, the warrants were exercised in a cashless transaction, and the total shares issued as a result of the warrant exercises was 91,429.

Restricted Stock

        During 2010 and 2009, 293,235 and 95,550 shares of nonvested restricted stock were awarded with a weighted average value of $3.38 and $1.21 per share, respectively. Of the restricted shares granted, 102,120 shares have performance based vesting conditions. The value at the date of award is amortized to compensation expense over the related service period, which is generally three years, or over the performance period. Shares of restricted stock are forfeited if an employee leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

        Nonvested restricted stock activity during years 2009 and 2010 was as follows:

Number of Nonvested Restricted Shares
Balance, December 31, 2008	150,564
Awarded	95,550
Forfeited	(2,133)
Vested	(70,269)

Balance, December 31, 2009	173,712
Awarded	293,235
Forfeited	(1,849)
Vested	(86,019)

Balance, December 31, 2010	379,079

Share-Based Compensation Expense

Stock Options

        All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2010 or 2009.

Restricted Stock

        During 2010 and 2009, compensation expense net of forfeitures, of $800,000 and $336,000 was recorded, respectively. As of December 31, 2010, there was $481,000 of total unrecognized compensation expense related to restricted stock awards, of which approximately $256,000 is expected to be recognized in 2011, with the remaining amount of $225,000 in 2012 and 2013.

Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2010 and 2009) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan accrued for 2010 and 2009, respectively, were $270,000 and $0. Cash received by the Company from the ESOP to acquire newly issued shares of the Company was $0 and $183,000 in 2010 and 2009, respectively.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2010, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities and other" in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2011	$1,196
2012	500
2013	305
2014	69
2015	42
Thereafter	0

$2,112

        Rental expense was $658,000 and $762,000 in 2010 and 2009, respectively.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with four key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $2,955,000 and $3,284,000, respectively as of December 31, 2010 and 2009. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

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

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$4,493	$4,021
Service cost	103	95
Employee contributions	11	8
Interest cost	259	263
Actuarial loss (gain)	7	343
Benefits paid	(244)	(237)

Projected benefit obligation at end of period	$4,629	$4,493

Change in plan assets:
Fair value of plan assets at beginning of period	$3,031	$2,622
Actual return (loss) on plan assets	374	565
Employee contributions	11	8
Employer contributions	252	73
Benefits and expenses paid	(243)	(237)

Fair value of plan assets at end of period	$3,425	$3,031

	December 31, 2010	December 31, 2009
Excess of projected benefit obligation over fair value of plan assets	$1,204	$1,462
Unrecognized loss	(837)	(1,007)

Accrued pension cost prior to pension adjustments	$367	$455
Required incremental liability	837	1,007

Accrued pension cost at end of period	$1,204	$1,462

        The accumulated benefit obligation for the pension plan was $4,517,000 at December 31, 2010 and $4,425,000 at December 31, 2009. The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2011 is $37,000, which all relates to the amortization of the actuarial loss.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2011	$262,000
2012	269,000
2013	280,000
2014	282,000
2015	308,000
2016 - 2020	1,631,000

        Components of net periodic pension expense included in the consolidated statements of operations for years 2010 and 2009 are as follows (in thousands):

	For the year ended December 31, 2010	For the year ended December 31, 2009
Service cost	$103	$95
Interest cost on projected benefit obligation	259	263
Amortization of net loss	53	69
Expected return on assets	(244)	(203)

Net periodic pension expense	$171	$224

        The weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2010	December 31, 2009
Discount rate	5.75%	6.00%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic benefit cost are as follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009
Discount rate	6.00%	6.75%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increases	5.00%	5.00%

        The expected long-term rate of return on plan assets for 2011 has been reduced to 7.5%. The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return.The performance of the financial markets and changes in interest rates impact the funding obligations under our pension plan. Significant changes in market interest rates and decreases in the fair value of plan

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

assets may increase our funding obligations and adversely impact our results of operations and cash flows in future periods.

        The Company expects to contribute approximately $271,000 to the pension plan during 2011.

        All plan assets are accounted for at fair value on a recurring basis. Fair values are determined using level one inputs, or quoted prices for identical assets in active markets on the measurement date, as discussed in Note 1.

        The pension plan assets allocation at December 31, 2010 and 2009 was as follows:

	December 31, 2010	December 31, 2009
Cash equivalents	1%	1%
Equity securities	65%	65%
Fixed income securities	34%	34%

Total	100%	100%

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,132	$1,104
Service cost	19	17
Interest cost	69	66
Actuarial loss (gain)	84	2
Benefits paid, net of participant contributions	(55)	(57)

Accumulated postretirement benefit obligation at end of period	$1,249	$1,132

Accrued postretirement benefit cost at the beginning of period	$2,248	$2,331
Net periodic postretirement cost (income)	2	(26)
Employer contributions	(55)	(57)

Accrued postretirement benefit cost, prior to pension adjustments	$2,195	$2,248
Required incremental asset	(946)	(1,116)

Accrued postretirement benefit cost at end of period	$1,249	$1,132

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2010 and 2009 are as follows (in thousands):

	For the year ended December 31,
	2010	2009
Service cost	$19	$17
Interest cost	69	66
Amortization of prior service credit	(12)	(12)
Amortization of gain	(74)	(97)

Total benefit costs (income)	$2	$(26)

        The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2011 is $81,000, of which $69,000 relates to the actuarial gain and $12,000 to the prior service credit.

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

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 6.00% as of December 31, 2010 and 2009, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 6.00% for 2010 and 6.75% for 2009.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2011	$62,000
2012	61,000
2013	62,000
2014	62,000
2015	69,000
2016 - 2020	371,000

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

        The Company's wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements. The Company also acquired Östergrens on December 30, 2010. The assets

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SEGMENT INFORMATION (Continued)

of Östergrens are included in the table below. Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended and as of December 31,
	2010	2009
Revenues derived from foreign subsidiaries	$26,072	$19,584
Identifiable assets	22,514	9,663

        Sales to customers outside of the United States were $32,922,000 and $26,637,000 in years 2010 and 2009, respectively. The portion of the impairment charge recorded by the Company in 2009 related to a foreign subsidiary was $2,493,000, all of which was Goodwill.

        During years 2010 and 2009, no single customer accounted for more than 10% of total revenues.

10. FIRE LOSS AND INSURANCE RECOVERIES

        In 2008, the manufacturing facility for Computer Optical Products (COPI), formerly located in Chatsworth, California, sustained heavy damage from a fire. The damaged facility was being leased by COPI. The Company was fully insured for the replacement of the assets damaged in the fire and for loss of profits consequent to the business interruption due to the fire. The following information, as disclosed in the Consolidated Statement of Operations for 2010 and 2009, is as follows (in thousands):

	For the year ended December 31,
	2010	2009
Fire related losses	$—	$200
Insurance recoveries	(685)	(631)

Net insurance recoveries	$(685)	$(431)

        The Company's fire related losses include cleanup and business interruption costs that occurred as a result of the fire. The Company's insurance recoveries represent the replacement cost of property and equipment damaged as a result of the fire, the cost of inventory damaged in the fire, other cleanup costs and business interruption recoveries.

        In 2010, the Company received the final settlement for the business interruption losses caused by the fire. As a result of the settlement, no additional losses or recoveries are expected.

11. RESTRUCTURING

        On October 29, 2009, the Company announced that the COPI encoder operation would be relocated from Chatsworth, CA to the Emoteq facility in Tulsa, OK. Costs incurred as a result of the relocation for the year ended December 31, 2009 were $710,000, and are included in "Restructuring charges" in the Consolidated Statement of Operations. The restructuring activity was completed in 2010 with no remaining reserves. An immaterial amount of expenses were incurred in excess of the reserve. No additional costs are expected to be incurred.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. IMPAIRMENT

        The following is a summary of Impairment charges recorded in 2009. The Impairment charges are reflected in the Consolidated Statement of Operations (in thousands):

Property, plant and equipment	$(2,660)
Intangible assets	(1,104)
Goodwill	(12,222)

Impairment charges	$(15,986)

Property, plant and equipment and Intangible assets

        In 2009, the Company identified certain assets with deteriorating cash flows and projected cash flow losses. As a result of these conditions, the Company performed an impairment analysis. The analysis compared the fair value of these assets to their carrying value, which resulted in a $2,660,000 Property, plant and equipment impairment charge and $1,104,000 Intangible asset impairment charge.

Goodwill

        Due to a further downturn in our business during the second quarter of 2009 resulting from the global economic downturn and the slower than originally expected recovery, the Company determined indicators of potential impairment were present; therefore, interim impairment tests of goodwill were performed. As a result of the impairment analysis, the Company recorded $12,222,000 of goodwill impairment, resulting in a zero carrying value of goodwill.

13. ACQUISITION OF ÖSTERGRENS

        On December 30, 2010, Allied Motion Technologies B.V., a wholly-owned subsidiary of Allied Motion Technologies Inc., acquired 100% of the shares of Östergrens Elmotor AB, headquartered in Solna, Sweden. Östergrens has manufacturing facilities in Sweden and China. The purchase price of $11,033,000 was comprised of $7,447,000 cash paid at closing, $886,000 in Allied Motion common stock issued to the sellers, and $2,700,000 in contingent consideration. Allied Motion funded the acquisition primarily with cash on hand, as well as utilization of the Company's existing credit facility.

        The 136,700 shares issued were accounted for using the fair value of the stock on the closing date of $6.48. The Company recorded contingent cash consideration of $2,700,000 of which $314,000 is included in accrued liabilities for the portion of the contingency already met and will be paid in 2011. Additionally, $2,386,000 is included in long-term liabilities as payout of this amount will be determined based on 2011 performance and payment would occur in 2012. The contingent consideration was determined under both Business Combinations and Fair Value guidance, and is based on Östergrens achieving specific performance criteria based on estimated incremental profitability of certain defined projects through the end of 2011. The long-term contingent liability is management's best estimate through the date of the financial statements. Any adjustments of this liability in 2011 will be reflected in the Statement of Operations.

        The Company incurred approximately $461,000 of transaction costs related to the acquisition of Östergrens. Transaction costs are included in General and administrative expenses on the Consolidated Statement of Operations.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACQUISITION OF ÖSTERGRENS (Continued)

        The acquisition was accounted for using the acquisition method of accounting. The purchase price was allocated to the underlying net assets based on estimated fair value, as follows:

Cash	$359
Trade receivables	1,989
Inventories	2,322
Prepaid expenses and other	398
Property, plant and equipment	433
Amortizable intangible assets	2,947
Goodwill	5,936
Accounts payable	(1,576)
Accrued liabilities and other current liabilities	(799)
Noncurrent liabilities	(976)

Net purchase price	$11,033

        The assets and liabilities acquired are included in the Consolidated Balance Sheet as of December 31, 2010. The Consolidated Statement of Operations does not include any results from Östergrens, based on the timing of the acquisition

        The intangible assets acquired consist of customer lists and unpatented technology, all of which are being amortized over a 10 year life. Goodwill generated in the acquisition is related to the synergies between the other Allied Motion TU's and Östergrens that will occur as a result of the combined engineering knowledge, the ability of Östergrens to integrate other Allied Motion products into more fully integrated system solutions, and Allied Motion's ability to utilize Östergrens' management knowledge in providing more fully integrated system solutions to the Company's customers.

        The goodwill is not expected to be deductible for tax purposes.

Pro-forma Condensed Combined Consolidated Statement of Operations (Unaudited)

        The unaudited pro-forma condensed combined consolidated statement of operations for the year ended December 31, 2010 is included below:

        The following unaudited pro forma condensed combined consolidated financial statements are presented to show the combination of Allied Motion and Östergrens as if they had been combined for the year ended December 31, 2010. The unaudited pro forma combined condensed financial statements are based on the assumptions set forth in the related notes and should be read in conjunction with the separate historical consolidated financial statements of Allied Motion and related notes thereto.

        The unaudited pro forma combined consolidated statement of operations for the year ended December 31, 2010 present the condensed statement of operations of the combined company as if the acquisition of Östergrens had occurred on January 1, 2010.

        The unaudited pro forma combined condensed financial statements give effect to:

  •
  The acquisition of 100% of Östergrens' common stock in exchange for cash of $7,447,000, 136,700 shares of Allied Motion's common stock, valued at $886,000 or $6.48 per common share,

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACQUISITION OF ÖSTERGRENS (Continued)

    and additional amounts that may be paid to the sellers based on Östergrens meeting certain performance criteria through the end of 2011;

  •
  The value of Allied Motion's common stock used to determine the overall purchase price was calculated using the closing price on December 30, 2010, the date of the closing of the transaction;

  •
  Additional borrowings under the existing credit agreement of $795,000 to complete the transaction

  •
  Certain other adjustments made to record the assets and liabilities of Östergrens at Fair Value.

        The acquisition of Östergrens was recorded in accordance with Business Combinations and Fair Value guidance. The pro forma adjustments do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition. The pro forma financial information is for informational purposes only and does not purport to present what the Company's results would actually have been had these transactions actually occurred on the dates presented or to project the combined company's results of operations or financial position for any future period.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACQUISITION OF ÖSTERGRENS (Continued)

ALLIED MOTION TECHNOLOGIES, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED
STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Historical For the Year Ended
	December 31, 2010 Allied Motion	December 31, 2010 Östergrens (a)	Pro Forma Adjustments			Pro Forma
Revenues	$80,591	$16,984	$—			$97,575
Cost of products sold	57,899	11,810	66	(b	)	69,775

Gross margin	22,692	5,174	(66)			27,800
Operating costs and expenses:
Selling	3,872	1,681	—			5,553
General and administrative	9,938	1,576	—			11,514
Engineering and development	4,044	1,188	—			5,232
Amortization of intangibles and other	551	—	295	(b	)	846
Insurance recoveries, net	(685)	—	—			(685)

Total operating costs and expenses	17,720	4,445	295			22,460

Operating income (loss)	4,972	729	(361)			5,340
Other income (expense), net	194	(96)	(58)	(c	)	40

Income (loss) before income taxes	5,166	633	(419)			5,380
(Provision) benefit for income taxes	(1,581)	(166)	107	(d	)	(1,640)

Income (loss) from continuing operations	$3,585	$467	$(312)			$3,740

Basic net income per share:
Net income per share	$0.45					$0.47

Basic weighted average common shares	7,891					8,027

Diluted net income per share:
Net income per share	$0.45					$0.46

Diluted weighted average common shares	8,038					8,174

ALLIED MOTION TECHNOLOGIES, INC.
NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying unaudited pro forma combined financial statements reflect the acquisition of 100% of the common stock of Östergrens Elmotor AB (Östergrens) by Allied Motion Technologies B.V., a wholly owned subsidiary of Allied Motion Technologies Inc. (Allied Motion).

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACQUISITION OF ÖSTERGRENS (Continued)

        The accompanying unaudited pro forma combined statement of operations for the year ended December 31, 2010 assume that the acquisition of Östergrens occurred on January 1, 2010.

        The purchase price for the acquisition of Östergrens was $11,033,000 which included cash of $7,447,000, Allied Motion common stock issued of $886,000, and an earnout payable to the sellers, of $2,700,000.

        The historical financial statements for Östergrens were prepared based on accounting principles generally accepted in Sweden ("Swedish GAAP"). Management deems the differences between Swedish GAAP and U.S. GAAP to be immaterial, and thus, no reconciliation between Swedish GAAP and U.S. GAAP is presented.

Pro Forma Adjustments

        The unaudited pro forma consolidated financial statements reflect the following pro forma adjustments:

Statement of Operations—

  (a)
  To reflect Östergrens' revenues and expenses. These unaudited revenues and expenses reflect Östergrens' operating results for the year ended 2010.

  (b)
  To record additional depreciation and amortization related to amounts allocated to property and equipment and amortizable intangible assets. The additional amounts allocated to property and equipment in excess of Östergrens' historical carrying value of $328,000 is being depreciated over a weighted average life of approximately five years and is recorded as an adjustment to Cost of products sold. Intangibles of $2,947,000 are being amortized over ten years and are included as an adjustment to operating expenses.

  (c)
  To adjust interest expense to the projected expense the Company will incur on the debt borrowed to complete the Östergrens acquisition.

  (d)
  The tax effect for all pro forma adjustments made at the applicable tax rate.

14. SUBSEQUENT EVENTS

        Management evaluated all activity of the Company through the issue date of the Financial Statements and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2010 and 2009 is as follows (in thousands, except per share data):

Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$17,422	$19,998	$22,031	$21,140
Gross margin	4,405	5,546	6,557	6,184
Net income	734	739	1,129	983
Basic income per share	.09	.09	.14	.12
Diluted income per share	.09	.09	.14	.12

Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,295	$13,940	$14,980	$17,025
Gross margin	2,789	2,347	3,755	4,241
Net (loss) income	(730)	(12,115)	279	117
Basic (loss) income per share	(.10)	(1.60)	.04	.02
Diluted (loss) income per share	(.10)	(1.60)	.04	.02

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer concluded that they are effective as of December 31, 2010.

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

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009.

b)
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2010 and 2009.

d)
Consolidated Statements of Cash Flows for the years 2010 and 2009.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

  3.
  Exhibits

Exhibit No.		Subject
3.1		Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 16, 2010.)

3.2		Amended and restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed June 16, 2010.)

10.1	*	Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated September 21, 2000.)

10.2	*	Amendment No. 1 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated September 30, 2002.)

10.3	*	Amendment No. 2 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 29, 2004.)

10.4	*	Amendment No. 3 to the Year 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2010.)

10.5	*	2007 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 20, 2008.)

10.6	*	Amendment No. 1 to the Year 2007 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement dated March 19, 2010.)

10.7	*	Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2009.)

10.8	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2008.)

10.9	*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 6, 2011.)

10.10	*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2009.)

10.11	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2008.)

10.12	*	Deferred Compensation Plan, as Amended and Restated, effective January, 1 2007. (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2008.)

10.13	*	Non-Employee Director Stock in Lieu of Cash Retainer Plan. (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed November 12, 2010.)

Exhibit No.	Subject
10.14	Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., as US Borrower, Precision Motor Technology B.V., as EUR Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as EUR Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K/A dated August 8, 2007.)
10.15
Waiver and First Amendment to Credit Agreement dated as of August 3, 2009 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed August 7, 2009.)
10.16
Third Amendment to Credit Agreement dated as of October 26, 2010 among Allied Motion Technologies Inc., Allied Motion Technologes B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed November 1, 2010.)
10.17
Share Purchase Agreement by and between Allied Motion Technologies B.V. and Östergrens Holding AB dated December 16, 2010. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed December 22, 2010.)
14.1
Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.)
21	List of Subsidiaries (attached herein).
23	Consent of Ehrhardt Keefe Steiner & Hottmann PC (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: March 18, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Executive Officer and Director	March 18, 2011
/s/ RICHARD D. SMITH Richard D. Smith	Executive Chairman of the Board and Chief Financial Officer	March 18, 2011
/s/ DELWIN D. HOCK Delwin D. Hock	Chairman of the Board of Directors	March 18, 2011
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 18, 2011
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 18, 2011
/s/ GERALD J. LABER Gerald J. Laber	Director	March 18, 2011
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 18, 2011