Form 10-Q
period 2011-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2011-05-16
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Number of Shares of the only class of Common Stock outstanding:  8,465,627 as of May 16, 2011

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$2,317	$3,553
Trade receivables, net of allowance for doubtful accounts of $234 and $226 at March 31, 2011 and December 31, 2010, respectively	13,511	11,753
Inventories, net	13,093	11,787
Deferred income taxes	405	402
Prepaid expenses and other assets	1,850	1,415
Total Current Assets	31,176	28,910
Property, plant and equipment, net	7,082	6,923
Deferred income taxes	5,431	5,533
Intangible assets, net	3,734	3,704
Goodwill	6,315	5,936
Total Assets	$53,738	$51,006
Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	846	795
Accounts payable	7,712	6,506
Contingent consideration	2,555	314
Accrued liabilities	6,150	6,976
Income taxes payable	798	562
Total Current Liabilities	18,061	15,153
Contingent consideration	—	2,386
Deferred income taxes	1,102	1,070
Pension and post-retirement obligations	2,454	2,453
Total Liabilities	21,617	21,062
Commitments and Contingencies
Stockholders’ Investment:
Common stock, no par value, authorized 50,000 shares; 8,408 and 8,110 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	20,709	20,473
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	10,555	9,342
Accumulated other comprehensive income	857	129
Total Stockholders’ Investment	32,121	29,944
Total Liabilities and Stockholders’ Investment	$53,738	$51,006

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Revenues	$26,724	$17,422
Cost of products sold	18,775	13,017
Gross margin	7,949	4,405

Operating costs and expenses:
Selling	1,462	941
General and administrative	2,966	2,059
Engineering and development	1,534	1,013
Amortization of intangible assets	180	165

Insurance recoveries	—	(685)
Total operating costs and expenses	6,142	3,493
Operating income	1,807	912

Other (expense) income, net:
Interest expense	(24)	(3)
Other income, net	1	155
Total other (expense)income, net	(23)	152
Income before income taxes	1,784	1,064
Provision for income taxes	(571)	(330)

Net income	$1,213	$734

Basic net income per share:
Net income per share	$0.15	$0.09
Basic weighted average common shares	8,279	7,764

Diluted net income per share:
Net income per share	$0.14	$0.09
Diluted weighted average common shares	8,495	7,768

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$1,213	$734
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	542	496
Other	218	70
Changes in assets and liabilities:
Trade receivables	(1,447)	(1,390)
Inventories, net	(995)	(577)
Prepaid expenses and other assets	(404)	113
Accounts payable	988	1,887
Accrued liabilities	(768)	289
Net cash (used in) provided by operating activities	(653)	1,622

Cash Flows From Investing Activities:
Contingent consideration paid for acquisition	(332)	—
Purchase of property and equipment	(428)	(304)
Net cash used in investing activities	(760)	(304)

Cash Flows From Financing Activities:
Repayments on lines-of-credit, net	—	(278)
Stock transactions under employee benefit stock plans	95	80
Net cash provided by (used in) financing activities	95	(198)

Effect of foreign exchange rate changes on cash	82	(279)

Net (decrease) increase in cash and cash equivalents	(1,236)	841

Cash and cash equivalents at beginning of period	3,553	4,470

Cash and cash equivalents at end of period	$2,317	$5,311

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.   Foreign currency translation adjustment is included in accumulated other comprehensive income, a component of stockholders’ investment in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit are included in the results of operations as incurred.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 that was previously filed by the Company.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2011	December 31, 2010
Parts and raw materials	$10,927	$10,068
Work-in process	2,138	2,001
Finished goods	2,208	1,937
	15,273	14,006
Less reserves	(2,180)	(2,219)
Inventories, net	$13,093	$11,787

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$290	$290
Building and improvements	3,390	3,310
Machinery, equipment, tools and dies	12,310	12,330
Furniture, fixtures and other	2,333	2,005
	18,323	17,935
Less accumulated depreciation	(11,241)	(11,012)
Property, Plant and Equipment, net	$7,082	$6,923

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

Stock Options

The following is a summary of option activity, during the quarter ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	300,000	$4.93	0.5	$581,000
Forfeited	—
Exercised	(163,375)	$4.63
Outstanding at end of Period	136,625	$5.30	0.3	$232,000

Exercisable at end of period	136,625	$5.30	0.3	$232,000

All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2011 or 2010.

Stock Warrants

As of March 31, 2011, the Company had 72,582 warrants outstanding to purchase common stock that are exercisable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition, and will expire May 10, 2011.

Subsequent to March 31, 2011, the remaining 72,582 warrants were exercised.  As permitted under the warrant agreements, the warrants were exercised in a cashless transaction, and the total shares issued as a result of the warrant exercises was 25,716 shares.

Restricted Stock

In the quarter ended March 31, 2011, 130,200 shares of unvested restricted stock were awarded at a weighted average value of $7.08.   Of the restricted shares granted, 40,000 shares have performance based vesting conditions.  The value of the shares are amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of nonvested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the quarter ended March 31, 2011:

Number of Shares
Outstanding at beginning of period	379,079
Granted	130,200
Forfeited	—
Vested	(221,974)
Outstanding at end of Period	287,305

For the quarter ended March 31, 2011 and 2010, compensation expense, net of forfeitures, of $142,000 and $108,000 was recorded, respectively.

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards for the quarters ended March 31, 2011 and 2010 was 215,000 and 4,000 shares, respectively.  Stock awards to purchase 790,000 shares of common stock were excluded from the calculation of diluted income per share for the quarter ended March 31, 2010, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Östergrens (Solna, Sweden),and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	As of and for the three months ended March 31,
	2011	2010

Revenues derived from foreign subsidiaries	$12,544	$5,928
Identifiable assets	$25,325	$11,246

Sales to customers outside of the United States by all subsidiaries were $13,449,000 and $7,510,000 during the quarters ended March 31, 2011 and 2010, respectively.

During the quarters ended March 31, 2011 and 2010, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended March 31,
	2011	2010
Net income	$1,213	$734
Foreign currency translation adjustment	728	(503)
Comprehensive income	$1,941	$231

8.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	March 31, 2011	December 31, 2010	Estimated Life
Amortizable intangible assets
Customer lists	$4,527	$4,371	8-10 years
Trade name	946	946	10 years
Design and technologies	2,793	2,633	8-10 years
Patents	24	24
Accumulated amortization	(4,556)	(4,270)
Total intangible assets	$3,734	$3,704

Amortization expense for intangible assets for the quarters ended March 31, 2011 and 2010 was $180,000 and $165,000, respectively.

9.              Goodwill

The change in the Company’s goodwill during the quarter ended March 31, 2011 is summarized in the table below (in thousands):

Balance, December 31, 2010	$5,936
Currency translation	379
Balance, March 31, 2011	$6,315

10.       Contingent Consideration

In conjunction with the acquisition of Östergrens, the Company recorded contingent cash consideration based on the seller meeting certain performance criteria.  The Company paid a portion of the contingent consideration in the quarter ended March 31, 2011.  The remaining portion of contingent consideration accrued is $2,555,000 as of March 31, 2011 and is expected to be paid in the first quarter of 2012.  The contingent consideration is management’s best estimate through the date of the financial statements.  No adjustments to management’s estimate of the contingent consideration were made in the quarter ended March 31, 2011.

11.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2011	December 31, 2011
Credit Agreement (at variable rates)
Revolving line-of-credit, 2.90% as of March 31, 2011	$846	$795

The Company’s amended Credit Agreement, which matures October 26, 2012, provides revolving credit up to $4 million and €3 million.

The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.   The Company was in compliance with all covenants at March 31, 2011.

At March 31, 2011, approximately $7,400,000 million ($4 million and € 2.4 million) was available under the amended Credit Agreement and approximately $750,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

12.       Acquisition of Ostergrens

On December 30, 2010, Allied Motion Technologies, B.V., a wholly-owned subsidiary of Allied Motion Technologies Inc., acquired 100% of the shares of Ostergrens Elmotor AB (Ostergrens), headquartered in Solna, Sweden.   The accompanying condensed consolidated financial statements include the operating results of Ostergrens for the first quarter ended March 31, 2011.

The following presents the Company’s unaudited pro forma financial information for the quarter ended March 31, 2010 after certain pro forma adjustments giving effect to the acquisition

of Ostergrens as if it had occurred at January 1, 2010.   The pro forma financial information is for information purposes only and does not purport to present what the Company’s results would actually have been had the acquisition occurred on that date or to project the Company’s results for operations for any future period:

For the three months ended March 31, 2010

Revenues	$22,003
Gross margin	$5,870
Operating income	$1,167
Net income	$875
Diluted net income per share	$0.11

13.       Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.  Those reclassifications had no impact on net income, stockholders’ investment or cash flows from operations as previously reported.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include those associated with the present economic circumstances in the United States and throughout Europe, general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporation strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to successfully integrate an acquired business into the Company’s business model without substantial costs, delays, or problems,  the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs, including relocation costs, for the purpose of improving profitability. The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world. Actual results, events and performance may differ materially.

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

Overview

Allied Motion’s sole focus is in the motion control industry and has developed a long term corporate strategy, with a defined driving force of “electro-magnetic, mechanical and electronic motion technology/know how” to ensure it meets the goals and objectives of the Company.  Through its sales force and its Technology Units (“TU’s), Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world. The Company’s commitment to its own lean manufacturing tool kit, known as Allied’s Systematic Tools, or AST for short, drives continuous improvement in quality, delivery, cost, growth and innovation throughout the company.

Examples of the end products using Allied Motion’s technology in the medical and health care industries include surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps, wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in automated material handling vehicles/robots, commercial grade floor cleaners, commercial building equipment such as welders, cable pullers, assembly tool, etc.  Several products are used in a variety of military/defense applications including inertial guided missiles, mid range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles and in security and access control in camera systems, door access control and in airport screening and scanning devices.   Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATMs).

Allied Motion is organized into six TUs: Emoteq Corporation (Emoteq—Tulsa, OK), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY), Allied Motion Controls (Amherst, NY and Waterloo, Ontario, Canada, acquired in 2010, formerly known as Agile Systems Inc.), Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands), and Östergrens Elmotor AB (Östergrens—Solna, Sweden and Changzhou, China), which was acquired in 2010.   Allied Motion also has contract production capabilities in Slovakia and China.

The TUs offer a wide range of standard and customized motors, encoders and drive electronics for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.

Outlook

After having a record year in both profits and orders in 2010, conditions have continued to be strong, and management continues its efforts to foster additional growth in revenues and profitability. Orders for the quarter ended March 31, 2011 were $26.4 million compared to $26.2 million in the same quarter of last year.  Backlog at March 31, 2011 was $38.7 million, reflecting a 33% increase over the backlog at the same time last year.  The increased backlog levels reflect the economic recovery experienced during the last 12 months in the Company’s served markets as well as orders received by the TUs acquired in 2010.  We believe that the increase provides a good indication that these markets are recognizing the value of the Company’s motion solutions.

In 2010, the Company acquired Agile Systems Inc., now known as Allied Motion Canada (“AM Canada”).  AM Canada designs and develops advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion.  AM Canada, based in Waterloo, Ontario, Canada , part of the Allied Motion Controls TU, has established customers in a wide range of industries.

At the end of 2010, the Company acquired the shares of Östergrens-Elmotor AB (“Ostergrens”).  Östergrens has expertise in designing drive electronics, software and mechanical processes. The products are manufactured at Östergrens’ facilities in Sweden and China. Östergrens’ current products integrate their electronics expertise with other motion control products such as motors and gears. Östergrens products are sold to OEM customers throughout Europe and are used in a wide variety of industrial, commercial and medical applications, including emerging “Green Technology” alternative energy and electric vehicle applications, leading-edge medical instrumentation and test equipment applications and other industrial and commercial applications in which Östergrens’ products improve the efficiency/performance of the OEM’s products.  In addition, Östergrens’ China facility further facilitates low cost region sourcing capabilities and provides the Company with a base to expand operations in the Asian market.

The acquisitions made in 2010 were made primarily with cash on hand, and management believes these acquisitions will expand the Company’s customer base, increase the various markets into which we sell, augment the Company’s engineering knowledge, and provide all of our customers more integrated motion system solutions.

The Company has a strong balance sheet and has improved liquidity when compared with the previous year.  Two acquisitions were made within the last year, using approximately $7.7 million, and the Company’s cash position, net of outstanding debt, decreased by approximately $3.5 million over the last twelve months.  Excluding cash used for acquisitions, the Company’s cash position, net of outstanding debt, increased by $4.2 million over the last twelve months.  The Company continues its position of maintaining resources in electro-magnetic, mechanical and electronic design capabilities as its primary goal is to provide products that “raise the bar” with customers and provide important differentiating solutions against competition. Management will continue to make investments in the markets believed to provide the most opportunity for continued growth and profitability of the Company.

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

Operating Results

Quarter Ended March 31, 2011 compared to Quarter Ended March 31, 2010

NET INCOME                    The Company reported net income of $1,213,000, or $0.14 per diluted share for the first quarter of 2011, compared to $734,000, or $0.09 per diluted share for the same quarter last year.  This quarter’s results include the results from Allied Motion Canada and Ostergrens Elmotor AB, both acquired in 2010.

EBITDA AND EBITDA BEFORE NONRECURRING ITEMS    EBITDA was $2,350,000 for the first quarter of 2011 compared to a $1,563,000 for the same quarter last year.  EBITDA before nonrecurring items was $1,108,000 for the first quarter last year.  EBITDA and EBITDA before nonrecurring items are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  EBITDA before nonrecurring items is EBITDA before insurance recoveries and inefficiencies from the relocation of encoder operations.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and EBITDA before nonrecurring items.

REVENUES                        Revenues were $26,724,000 for the quarter ended March 31, 2011 compared to $17,422,000 for the quarter ended March 31, 2010, a 53% increase.   Of this 53% increase, revenues from existing businesses increased 22% and incremental revenues achieved by the companies acquired in 2010 contributed 31% of the increase. The 22% increase in revenues from existing businesses reflects increased sales into all markets, with the industrial and electronics markets accounting for the largest portion of the increase.

Sales to U.S. customers accounted for 50% and 57% of our sales in the first quarter of 2011 and 2010, respectively, with the balance to customers primarily in Europe and Canada.  Sales volumes for the quarter ended March 31, 2011 increased by nearly 54%, slightly offset by the strengthening of the dollar against the euro for the same period of last year, which accounted for less than a one percent decrease in the Company’s sales.

ORDER BACKLOG    At March 31, 2011, order backlog was approximately $38.7 million, which is up 33% from the same time last year and up 2% from the backlog at December 31, 2010.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 25% for the quarters ended March 31, 2011 and 2010, respectively.  This 5% improvement in gross margin was due to a 2% improvement in our variable margin, which is due to our continued efforts in selling higher value added products and to our cost reduction efforts, and a 3% improvement resulting from the improvement in the percent that our fixed manufacturing overhead costs are to the increased sales.

SELLING EXPENSES   Selling expenses in the first quarter were $1,462,000 compared to $941,000 for the first quarter last year.  The 55% increase is primarily due to an increase in the Company’s sales force as a result of the acquisition of Östergrens, which was completed in the fourth quarter of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,966,000 in the quarter ended March 31, 2011 compared to $2,059,000 in the quarter ended March 31, 2010.  The 44% increase is primarily a result of additional general and administrative costs as a result of the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively, as well as increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,534,000 in the first quarter of 2011 and $1,013,000 in the same quarter last year.  The 51% increase is primarily a result of the increased engineering staff from the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $180,000 in the quarter ended March 31, 2011 and $165,000 in the same quarter last year.  The 9% increase is the result of the additional intangible amortization from the Östergrens acquisition, partially offset, by certain intangible assets that became fully amortized in 2010.

TOTAL OPERATING COSTS AND EXPENSES  Selling, General & Administrative and Engineering costs as a percent of sales for the first quarter decreased to 22% this year compared to 23% last year with the decrease due to the increase in sales.  However, the total operating costs and expenses for the quarter, excluding fire related insurance recoveries, increased by $1,964,000 from the same time last year with 70% of the increase due to the incremental costs of the two acquired companies.   The balance of the increase is primarily in General and Administrative expenses which is from increased compensation expense, which includes incentive bonuses, as well as incremental costs incurred as a result of the Östergrens acquisition.

INCOME TAXES   Provision for income taxes was $571,000 and $330,000 for the first quarters of 2011 and 2010, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 31% for the quarters ended March 31, 2011 and 2010, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

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

The Company also believes that EBITDA before nonrecurring items provides helpful information about the operating performance of its business.  Non-recurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company.  The Company considers these items to be of significance in nature and/or size, and accordingly, has excluded these items from EBITDA before nonrecurring items.  EBITDA before nonrecurring items in 2010 excludes insurance recoveries of $685,000 and $230,000 of expenses due to inefficiencies from the relocation of the Company’s encoder operation

EBITDA and EBITDA before nonrecurring items does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and EBITDA before nonrecurring items for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	For the three months ended March 31,
	2011	2010
Net income	$1,213	$734
Interest expense	24	3
Provision for income tax	571	330
Depreciation and amortization	542	496
Income before interest expense, provision for income taxes, depreciation and amortization (EBITDA)	2,350	1,563
Insurance recoveries	—	(685)
Inefficiencies from relocation of encoder operations	—	230
Income before interest expense, provision for income taxes, depreciation and amortization, and non-recurring items (EBITDA before nonrecurring items)	$2,350	$1,108

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $1,236,000 to a balance of $2,317,000 at March 31, 2011. This decrease compares to an increase of $841,000 for the same period last year. During the first quarter of 2011, operations used $653,000 in cash compared to cash provided of $1,622,000 for the quarter ended March 31, 2010.   Cash used in operations this year as compared to cash provided last year is due to increased inventories to support increased sales volumes, and is also due to increases in trade receivables and other current assets and an increase in payments made pursuant to company incentive plans, partially offset by higher net income in 2011when compared to the same quarter of last year.

Net cash used in investing activities was $760,000 and $304,000 for the first quarter of 2011 and 2010, respectively. The increase includes a payment of $332,000,which is a portion of the contingent consideration for the Ostergrens acquisition, and an increase of $124,000 for purchases of property and equipment.

Net cash provided by financing activities was $95,000 for the quarter ended March 31, 2011 compared to $198,000 used for the same period last year. The increase in cash provided is primarily due to decreased paydowns of Company debt in 2011. The Company did not pay off any debt in the quarter ended March 31, 2011, whereas the Company paid $278,000 of debt in the same period of last year.

The average outstanding balance on the Company’s line-of-credit was $820,000.  As of March 31, 2011, the amount available to borrow under the lines-of-credit was approximately $7.4 million.

The Company amended its Credit Agreement in 2010.  The amended Credit Agreement extends the agreement to October 26, 2012.  The amended Credit Agreement provides revolving credit up to $4 million and €3 million. Borrowings under the revolver incur interest of LIBOR plus 2.0%. Overnight borrowings incur interest at PRIME plus 1.00%.  The unused portion of the revolver is charged a commitment fee of .375% per annum.  The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Company’s working capital, capital expenditure and debt service requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

The Company has bank overdraft facilities with foreign banks in Europe.  The facilities had no outstanding balance as of March 31, 2011. The amount available under the overdraft facilities was approximately $750,000.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2010.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Foreign Currency Risk

The Company has international subsidiaries whose sales are denominated in currencies other than the U.S. dollar, thereby creating exposures to changes in exchange rates. The changes in these exchange rates against the U.S. dollar may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in these foreign currencies vs. the U.S dollar could affect the Company’s pretax earnings for the remainder of the year by approximately $200,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 12, 2011.  At the annual meeting, the stockholders of the Company (i) elected the seven director nominees and (ii) ratified the appointment of Ehrhardt Keefe Steiner Hottman PC (“EKS&H”) as the Company’s independent registered public accounting firm for the 2011 fiscal year.

The results of the voting for the seven director nominees were as follows:

Nominee	For	Against	Broker Non- votes
D.D. Hock	5,011,208	50,812	2,528,145
Gerald J. Laber	5,011,704	50,316	2,528,145
G.J. Pilmanis	4,586,787	475,233	2,528,145
M.M. Robert	5,012,902	49,118	2,528,145
S.R. (Rollie) Heath, Jr.	4,587,881	474,139	2,528,145
R.D. Smith	4,544,840	517,180	2,528,145
R.S. Warzala	4,984,233	77,787	2,528,145

The results of the voting for the ratification of EKS&H as the Company’s  independent registered public accounting firm for the 2011 fiscal year were as follows:

For	Against	Abstentions
7,545,380	10,326	34,459

Item 6.           Exhibits

(a)                            Exhibits

10.1             Fourth Amendment to Credit Agreement dated as of March 28, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited.

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

DATE:	May 16, 2011	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith

Executive Chairman of the Board and Chief Financial Officer