Form 10-Q
period 2011-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2011-08-12
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Number of Shares of the only class of Common Stock outstanding:  8,459,866 as of August 12, 2011

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$3,860	$3,553
Trade receivables, net of allowance for doubtful accounts of $282 and $226 at June 30, 2011 and December 31, 2010, respectively	13,523	11,753
Inventories, net	13,311	11,787
Deferred income taxes	446	402
Prepaid expenses and other assets	2,172	1,415
Total Current Assets	33,312	28,910
Property, plant and equipment, net	7,341	6,923
Deferred income taxes	5,228	5,533
Intangible assets, net	3,618	3,704
Goodwill	6,446	5,936
Total Assets	$55,945	$51,006
Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	288	795
Accounts payable	7,556	6,506
Contingent consideration	2,626	314
Accrued liabilities	6,616	6,976
Income taxes payable	1,348	562
Total Current Liabilities	18,434	15,153
Contingent consideration	—	2,386
Deferred income taxes	1,080	1,070
Pension and post-retirement obligations	2,416	2,453
Total Liabilities	21,930	21,062
Commitments and Contingencies
Stockholders’ Investment:
Common stock, no par value, authorized 50,000 shares; 8,460 and 8,110 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	20,969	20,473
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	12,036	9,342
Accumulated other comprehensive income	1,010	129
Total Stockholders’ Investment	34,015	29,944
Total Liabilities and Stockholders’ Investment	$55,945	$51,006

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues	$28,862	$19,998	$55,586	$37,420
Cost of products sold	20,062	14,452	38,837	27,469
Gross margin	8,800	5,546	16,749	9,951

Operating costs and expenses:
Selling	1,489	1,012	2,951	1,953
General and administrative	3,394	2,361	6,360	4,418
Engineering and development	1,550	927	3,084	1,940
Amortization of intangible assets	187	160	367	325
Insurance recoveries	—	—	—	(685)
Total operating costs and expenses	6,620	4,460	12,762	7,951
Operating income	2,180	1,086	3,987	2,000

Other expense (income), net:
Interest expense	23	—	47	3
Other expense (income), net	(21)	15	(22)	(138)
Total other expense (income), net	2	15	25	(135)
Income before income taxes	2,178	1,071	3,962	2,135
Provision for income taxes	(697)	(332)	(1,268)	(662)
Net income	$1,481	$739	$2,694	$1,473

Basic net income per share:
Net income per share	$0.17	$0.09	$0.32	$0.19
Basic weighted average common shares	8,477	7,856	8,374	7,811
Diluted net income per share:
Net income per share	$0.17	$0.09	$0.32	$0.19
Diluted weighted average common shares	8,523	7,869	8,539	7,819

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$2,694	$1,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,092	968
Other	520	183
Changes in assets and liabilities:
Trade receivables	(1,441)	(2,737)
Inventories, net	(1,107)	(866)
Prepaid expenses and other assets	(720)	16
Accounts payable	774	3,035
Accrued liabilities	166	720
Net cash provided by operating activities	1,978	2,792

Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	—	(76)
Contingent consideration paid for acquisition	(332)	—
Purchase of property and equipment	(993)	(602)
Net cash used in investing activities	(1,325)	(678)

Cash Flows From Financing Activities:
Repayments on lines-of-credit, net	(561)	(600)
Stock transactions under employee benefit stock plans	131	80
Net cash used in financing activities	(430)	(520)
Effect of foreign exchange rate changes on cash	84	(737)
Net increase in cash and cash equivalents	307	857
Cash and cash equivalents at beginning of period	3,553	4,470
Cash and cash equivalents at end of period	$3,860	$5,327

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2011	December 31, 2010
Parts and raw materials	$10,433	$10,068
Work-in process	2,582	2,001
Finished goods	2,383	1,937
	15,398	14,006
Less reserves	(2,087)	(2,219)
Inventories, net	$13,311	$11,787

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$290	$290
Building and improvements	3,393	3,310
Machinery, equipment, tools and dies	12,593	12,330
Furniture, fixtures and other	2,687	2,005
	18,963	17,935
Less accumulated depreciation	(11,622)	(11,012)
Property, Plant and Equipment, net	$7,341	$6,923

Depreciation expense was $363,000 and $312,000 for the quarters ended June 30, 2011 and 2010, respectively, and $725,000 and $643,000 for the six months ended June 30, 2011 and 2010, respectively.

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

Stock Options

The following is a summary of option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	300,000	$4.93	0.5	$581,000
Forfeited	(3,500)	$5.46
Exercised	(198,794)	$4.56
Outstanding at end of Period	97,706	$5.67	0.2	$24,000

Exercisable at end of period	97,706	$5.67	0.2	$24,000

All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2011 or 2010.

Stock Warrants

During the six months ended June 30, 2011, all 300,000 warrants to purchase common stock were exercised.  As permitted under the warrant agreements, the warrants were exercised in a cashless transaction, and the total shares issued as a result of the warrant exercises was 117,145 shares.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

Restricted Stock

In the six months ended June 30, 2011, 130,200 shares of unvested restricted stock were awarded at a weighted average value of $7.08.   Of the restricted shares granted, 40,000 shares have performance based vesting conditions.  The value of the shares are amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the six months ended June 30, 2011:

Number of Shares
Outstanding at beginning of period	379,079
Granted	130,466
Forfeited	(2,265)
Vested	(222,240)
Outstanding at end of Period	285,040

During the quarters ended June 30, 2011 and 2010, compensation expense, net of forfeitures, of $181,000 and $106,000 was recorded, respectively.    During the six-months ended June 30, 2011 and 2010, compensation expense, net of forfeitures, of $323,000 and $214,000 was recorded, respectively.

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock option awards determined utilizing the treasury stock method.  The dilutive effect of outstanding stock option awards for the quarters ended June 30, 2011 and 2010 was 46,000 and 13,000 shares, respectively.  The dilutive effect of outstanding awards for the six months ended June 30, 2011 and 2010 was 165,000 and 8,000 shares, respectively.  Stock option awards and warrants to purchase 0 and 562,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended June 30, 2011 and 2010, respectively, since the results would have been anti-dilutive.  Stock option awards and warrants to purchase 0 and 714,000 shares of common stock were excluded from the calculation of diluted income per share for the six months ended June 30, 2011 and 2010, respectively, since the results would have been anti-dilutive.

6.              Segment Information

FASB Accounting Standards Codification (“ASC”) Topic “Segment Reporting” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Östergrens (Solna, Sweden), and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Revenues derived from foreign subsidiaries	$12,467	$6,612	$25,011	$12,540

Identifiable assets as of June 30	$25,637	$12,323

Sales to customers outside of the United States by all subsidiaries were $13,341,000 and $7,914,000 during the quarters ended June 30, 2011 and 2010, respectively, and $26,790,000 and $15,424,000 for the six months ended June 30, 2011 and 2010, respectively.

During the quarters ended June 30, 2011 and 2010, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$1,481	$739	$2,694	$1,473
Foreign currency translation adjustment	153	(772)	881	(1,275)
Comprehensive income (loss)	$1,634	$(33)	$3,575	$198

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

8.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	June 30, 2011	December 31, 2010	Estimated Life
Amortizable intangible assets
Customer lists	$4,580	$4,371	8-10 years
Trade name	946	946	10 years
Design and technologies	2,849	2,633	8-10 years
Patents	24	24
Accumulated amortization	(4,781)	(4,270)
Total intangible assets	$3,618	$3,704

Amortization expense for intangible assets was $187,000 and $160,000 for the quarters ended June 30, 2011 and 2010, respectively, and $367,000 and $325,000 for the six months ended June 30, 2011 and 2010, respectively.

9.              Goodwill

The change in the Company’s goodwill during the six months ended June 30, 2011 is summarized in the table below (in thousands):

Balance, December 31, 2010	$5,936
Currency translation	510
Balance, June 30, 2011	$6,446

10.       Contingent Consideration

In conjunction with the acquisition of Östergrens, the Company recorded contingent cash consideration based on the seller meeting certain performance criteria.  The Company paid a portion of the contingent consideration in the quarter ended March 31, 2011.  The remaining portion of contingent consideration accrued is $2,626,000 as of June 30, 2011 and is expected to be paid in the first quarter of 2012.  The contingent consideration is management’s best estimate through the date of the financial statements.  No adjustments to management’s estimate of the contingent consideration were made in the quarter or six months ended June 30, 2011.

11.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit Agreement (at variable rates)
Revolving line-of-credit, 3.42% as of June 30, 2011	$288	$795

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

The Company’s amended Credit Agreement, which matures October 26, 2012, provides revolving credit up to $4 million and €3 million.

The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.   The Company was in compliance with all covenants at June 30, 2011.

Effective July 1, 2011, the Company obtained a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000).  The entire amount is available under the facility.

At June 30, 2011, approximately $8,000,000 ($4 million and € 2.8 million) was available under the amended Credit Agreement and approximately $750,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

12.       Acquisition of Ostergrens

On December 30, 2010, Allied Motion Technologies, B.V., a wholly-owned subsidiary of Allied Motion Technologies Inc., acquired 100% of the shares of Ostergrens Elmotor AB (Ostergrens), headquartered in Solna, Sweden.   The accompanying condensed consolidated financial statements include the operating results of Östergrens for the quarter and six months ended June 30, 2011.

The following presents the Company’s unaudited pro forma financial information for the quarter and six months ended June 30, 2010 after certain pro forma adjustments giving effect to the acquisition of Ostergrens as if it had occurred at January 1, 2010.   The pro forma financial information is for information purposes only and does not purport to present what the Company’s results would actually have been had the acquisition occurred on that date or to project the Company’s results for operations for any future period:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010

Revenues	$23,833	$45,836
Gross margin	$6,657	$12,527
Operating income	$1,013	$2,180
Net income	$633	$1,508
Diluted net income per share	$0.08	$0.19

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

Examples of the end products using Allied Motion’s technology in the medical and health care industries include surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps, wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in automated material handling vehicles/robots, commercial grade floor cleaners, commercial building equipment such as welders, cable pullers and assembly tools.  Several products are  used in a variety of military/defense applications including inertial guided missiles, mid-range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles and in security and access control in camera systems, door access control and in airport screening and scanning devices.   Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATMs).

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

Outlook

After having a record year in both profits and orders in 2010, conditions have continued to be reasonably strong and consistent.  Management continues its efforts to foster additional growth in revenues and profitability. Orders for the quarter ended June 30, 2011 were $25.6 million compared to $27.7 million in the same quarter of last year.  Backlog at June 30, 2011 was $35.7 million, reflecting a 3% decrease from the backlog at the same time last year and a 6% decrease from $37.9 million at December 31, 2010.  Bookings have slowed from record levels achieved in 2010 primarily as a result of the timing of order placement and not from a loss of customers.

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

At the end of 2010, the Company acquired the shares of Östergrens-Elmotor AB (“Ostergrens”).  Östergrens has expertise in designing drive electronics, software and mechanical processes. The products are manufactured at Östergrens’ facilities in Sweden and China. Östergrens’ current products integrate its electronics expertise with other motion control products such as motors and gears. Östergrens’ products are sold to OEM customers throughout Europe and are used in a wide variety of industrial, commercial and medical applications, including emerging “Green Technology” alternative energy and electric vehicle applications, leading-edge medical instrumentation and test equipment applications and other industrial and commercial applications in which Östergrens’ products improve the efficiency/performance of the OEM’s products.  In addition, Östergrens’ China facility further facilitates low cost region sourcing capabilities and provides the Company with a base to expand operations in the Asian market.

The acquisitions made in 2010 were made primarily with cash on hand, and management believes these acquisitions will expand the Company’s customer base, increase the various markets into which we sell, augment the Company’s engineering knowledge, and provide all of our customers more integrated motion system solutions.

The Company has a strong balance sheet and has improved liquidity when compared with the previous year.  Two acquisitions were made within the last year, using approximately $7.7 million, and the Company’s cash position, net of outstanding debt, decreased by approximately $1.7 million over the last twelve months.  Excluding cash used for acquisitions, the Company’s cash position, net of outstanding debt, increased by $6.0 million over the last twelve months.  Also, cash, net of debt, increased $2.1 million from the end of the first quarter.

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

The Company continues to pursue aggressive motor and drive development plans for new products that leverage the combined technology base of the Allied Motion companies. The Company focuses on new product designs that design-out cost, provide higher level, value-added performance solutions and that meet the needs of its served markets. Over the last few years, the Company announced several new motor designs targeted at various markets. It normally takes from twelve to eighteen months to get new products designed into new customer applications.

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

Operating Results

Quarter Ended June 30, 2011 compared to Quarter Ended June 30, 2010

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2011	2010	$	%
Revenues	$28,862	$19,998	$8,864	44%
Cost of products sold	20,062	14,452	5,610	39%
Gross margin	8,800	5,546	3,254	59%
Gross margin percentage	30%	28%	—	2%
Operating costs and expenses:
Selling	1,489	1,012	477	47%
General and administrative	3,394	2,361	1033	44%
Engineering and development	1,550	927	623	67%
Amortization of intangible assets	187	160	27	17%
Total operating costs and expenses	6,620	4,460	2,160	48%
Operating income	2,180	1,086	1,094	101%
Interest expense	23	—	23	100%
Other (income) expense, net	(21)	15	(36)	(240)%
Income before income taxes	2,178	1,071	1,107	103%
Provision for income taxes	(697)	(332)	(365)	(110)%
Net income	$1,481	$739	$742	100%

NET INCOME       The Company reported net income of $1,481,000, or $0.17 per diluted share for the quarter ended June 30, 2011, compared to $739,000, or $0.09 per diluted share for the same quarter last year.  This quarter’s results include the results from Allied Motion Canada, which was acquired in June 2010, and Östergrens Elmotor AB, which was acquired in December 2010.

EBITDA    EBITDA was $2,751,000 for the quarter ended June 30, 2011 compared to a $1,543,000 for the same quarter last year.  EBITDA is a non-GAAP measurement.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES           Revenues were $28,862,000 for the quarter ended June 30, 2011 compared to $19,998,000 for the quarter ended June 30, 2010, a 44% increase.   Of this 44% increase, revenues from existing businesses increased 15% and incremental revenues achieved by the companies acquired in 2010 contributed 29% of the increase. The 15% increase in revenues from existing businesses reflects increased sales into the industrial, vehicle and medical markets, with other markets remaining flat against the same period of the prior year.

Sales to U.S. customers accounted for 54% and 60% of our sales in the quarter ended June 30, 2011 and 2010, respectively, with the balance to customers primarily in Europe, Asia and Canada.  Of the 44% increase in sales in the second quarter this year compared to last year, 41% is due to increased volumes, and 3% due to the dollar weakening against the Euro.

ORDER BACKLOG    At June 30, 2011, order backlog was approximately $35.7 million, which is down 3% from the same time last year and down 6% from the backlog at December 31, 2010.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 28% for the quarters ended June 30, 2011 and 2010, respectively.  This 2% improvement in gross margin was due to a 1% improvement in our variable margin, which is due to our continued efforts in selling higher value added products and to our cost reduction efforts, and a 1% improvement in fixed overhead costs as a percentage of sales.

SELLING EXPENSES   Selling expenses were $1,489,000 compared to $1,012,000 for the quarter ended June 30, 2011 and 2010, respectively.  The 47% increase is primarily due to an increase in the Company’s sales force as a result of the acquisition of Östergrens, which was completed in the fourth quarter of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $3,394,000 in the quarter ended June 30, 2011 compared to $2,361,000 in the quarter ended June 30, 2010.  The 44% increase is primarily a result of additional general and administrative costs as a result of the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively as well as increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,550,000 in the second quarter of 2011 and $927,000 in the same quarter last year.  The 67% increase is primarily a result of the increased engineering staff from the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $187,000 in the quarter ended June 30, 2011 and $160,000 in the same quarter last year.  The 17% increase is the result of the additional intangible amortization from the Östergrens acquisition, partially offset, by certain intangible assets that became fully amortized in 2010.

TOTAL OPERATING COSTS AND EXPENSES Selling, General & Administrative and Engineering costs as a percent of sales for the second quarter were 22% for the quarters ended June 30, 2011 and 2010.  However, the total operating costs and expenses for the quarter, excluding amortization, increased by $2,133,000 or 50% over the same period of last year with 68% of the increase due to the incremental costs of the acquisitions of AM Canada and Östergrens.

INCOME TAXES   Provision for income taxes was $697,000 and $332,000 for the quarters ended June 30, 2011 and 2010, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 31% for the quarters ended June 30, 2011 and 2010, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

Six Months  Ended June 30, 2011 compared to Six Months  Ended June 30, 2010

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2011	2010	$	%
Revenues	$55,586	$37,420	$18,166	49%
Cost of products sold	38,837	27,469	11,368	41%
Gross margin	16,749	9,951	6,798	68%
Gross margin percentage	30%	27%	—	3%
Operating costs and expenses:
Selling	2,951	1,953	998	51%
General and administrative	6,360	4,418	1,942	44%
Engineering and development	3,084	1,940	1,144	59%
Amortization of intangible assets	367	325	42	13%
Insurance recoveries	—	(685)	685	100%
Total operating costs and expenses	12,762	7,951	4,811	61%
Operating income	3,987	2,000	1,987	99%
Interest expense	47	3	44	1466%
Other (income) , net	(22)	(138)	116	84%
Income before income taxes	3,962	2,135	1,827	86%
Provision for income taxes	(1,268)	(662)	(606)	92%
Net income	$2,694	$1,473	$1,221	83%

NET INCOME       The Company reported net income of $2,694,000 or $0.32 per diluted share for the six months ended June 30, 2011, compared to $1,473,000 or $0.19 per diluted share for the six months ended June 30, 2010.  This year’s results include the results from Allied Motion Canada, which was acquired in June 2010, and Östergrens Elmotor AB, which was acquired in December 2010.

EBITDA AND EBITDA BEFORE NONRECURRING ITEMS    EBITDA was $5,101,000 for the six months ended June 30, 2011 compared to a $3,106,000 for the same period last year.  EBITDA before nonrecurring items was $2,651,000 for the six months ended June 30, 2010.  EBITDA and EBITDA before nonrecurring items are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  EBITDA before nonrecurring items for the six months ended June 30, 2010 is EBITDA before insurance recoveries of $685,000 and inefficiencies from the relocation of the encoder operation of $230,000.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and EBITDA before nonrecurring items.

REVENUES           Revenues were $55,586,000 for the six months ended June 30, 2011 compared to $37,420,000 for the six months ended June 30, 2010.  Of this 49% increase, revenues from existing businesses increased 18% and incremental revenues achieved by the companies acquired in 2010 contributed 31% of the increase. The 18% increase in revenues from existing businesses reflects increased sales into the industrial, vehicle and medical markets, with other markets remaining flat against the same period of the prior year.

Sales to U.S. customers accounted for 52% and 59% of our sales in the first six months of 2011 and 2010, respectively, with the balance to customers primarily in Europe and Canada.  Of the 49% increase in sales in the first six months this year compared to the same period last year, 47% is due to increased volumes, and 2% due to the dollar weakening against the Euro.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 27% for the six months ended June 30, 2011 and 2010, respectively.  This 3% improvement in gross margin was due to equal improvements in our variable margin, which is due to our continued efforts in selling higher value added products and to our cost reduction efforts, as well as improvement in the fixed manufacturing overhead costs as a percentage of sales.

SELLING EXPENSES   Selling expenses were $2,951,000 and $1,953,000 for the six months ended June 30, 2011 and 2010 respectively.  The 51% increase is primarily due to an increase in the Company’s sales force as a result of the acquisition of Östergrens, which was completed in the fourth quarter of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $6,360,000 for the six months ended June 30, 2011 compared to $4,418,000 for the six months ended June 30, 2010.  The 44% increase is primarily a result of additional general and administrative costs as a result of the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively as well as increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $3,084,000 for the six months ended June 30, 2011 and $1,940,000 for the same period last year.  The 59% increase is primarily a result of the increased engineering staff from the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $367,000 for the six months ended June 30, 2011 and $325,000 for the same period last year.  The 13% increase is the result of the additional intangible amortization from the Östergrens acquisition, partially offset, by certain intangible assets that became fully amortized in 2010.

OTHER (INCOME), NET  Other income, net, was $22,000 for the six months ended June 30, 2011, as opposed to Other Income of $138,000 for the same period last year.  This change is primarily the result of larger foreign exchange gains and grant income recognized in the prior year.

TOTAL OPERATING COSTS AND EXPENSES  Selling, General & Administrative and Engineering costs as a percent of sales for the first six months of 2011 and 2010 remained consistent at 22%  However, the total operating costs and expenses for the six months, excluding the fire related recoveries and amortization, increased by $4,084,000 or 48% over the same period of last year with 70% of the increase due to the incremental costs of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively.

INCOME TAXES   Provision for income taxes was $1,268,000 and $662,000 for the six months ended June 30, 2011 and 2010, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 31% for the six months ended June 30, 2011 and 2010, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

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

The Company’s calculation of EBITDA and EBITDA before nonrecurring items for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$1,481	$739	$2,694	$1,473
Interest expense	23	—	47	3
Provision for income tax	697	332	1,268	662
Depreciation and amortization	550	472	1,092	968
Income before interest expense, provision for income taxes, depreciation and amortization (EBITDA)	2,751	1,543	5,101	3,106
Insurance recoveries	—	—	—	(685)
Inefficiencies from relocation of encoder operations	—	—	—	230
Income before interest expense, provision for income taxes, depreciation and amortization and nonrecurring items (EBITDA before nonrecurring items)	$2,751	$1,543	$5,101	$2,651

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $307,000 to a balance of $3,860,000 at June 30, 2011. This increase compares to an increase of $857,000 for the same period last year.  During the first six months of 2011, operations provided $1,978,000 in cash compared to cash provided of $2,792,000 for the same period of 2010.   Cash provided from operations for the first six months of 2011 compared to the same period of 2010 is down due to increased inventories to support increased sales volumes, increases in trade receivables and other current assets and an increase in payments made pursuant to company incentive plans, partially offset by higher net income in 2011when compared to the same period of last year.

Net cash used in investing activities was $1,325,000 and $678,000 for the first six months of 2011 and 2010, respectively. The increase includes a payment of $332,000, which is a portion of the contingent consideration for the Östergrens acquisition, an increase of $391,000 for purchases of property and equipment, partially offset by $76,000 of cash paid for the acquisition of AM Canada, net of cash acquired, which occurred in the second quarter of 2010.

Net cash used in financing activities was $430,000 for the six months ended June 30, 2011 compared to $520,000 for the same period last year. The decrease in cash used is primarily due to decreased paydowns of Company debt in 2011, as well as increased amounts of cash provided as a result of stock transactions, which is primarily the result of more option exercises occurring in the first six months of 2011 compared to 2010.

The average outstanding balance under the Company’s Credit Agreement for the first six months of 2011 was $520,000.  As of June 30, 2011, the amount available to borrow under the lines-of-credit was approximately $8.0 million.

The Credit Agreement provides revolving credit up to $4 million and €3 million. Borrowings under the revolver incur interest of LIBOR plus 2.0%. Overnight borrowings incur interest at PRIME plus 1.00%.  The unused portion of the revolver is charged a commitment fee of .375% per annum.  The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Credit Agreement expires on October 26, 2012.

Effective July 1, 2011, the Company obtained a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000).  The entire amount is available under the facility.

The Company has bank overdraft facilities with foreign banks in Europe.  The facilities had no outstanding balance as of June 30, 2011. The amount available under the overdraft facilities was approximately $750,000.

On August 4, 2011, the Company announced that it will begin a quarterly cash dividend program.  The Board of Directors declared the first quarterly dividend payment of $0.02 per share payable on August 29, 2011 to shareholders of record on August 17, 2011.

The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

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

Foreign Currency Risk

The Company has international subsidiaries whose sales are denominated in currencies other than the U.S. dollar, thereby creating exposures to changes in exchange rates. The changes in these exchange rates against the U.S. dollar may positively or negatively affect the Company’s sales, gross margins, net income and retained earnings. A 10% change in these foreign currencies vs. the U.S dollar could affect the Company’s pretax earnings for the remainder of the year by approximately $150,000. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future results or cash flows of the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                   OTHER INFORMATION

Item 6.    Exhibits

(a)                            Exhibits

10.1	Fifth Amendment to Credit Agreement dates as of August 3, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited.

10.2*	Deferred Compensation Plan as amended and restated effective May 31, 2011.

10.3*	Amendment to Amended and Restated Employment Agreement for Richard S. Warzala dated and effective as of June 1, 2011 between Allied Motion Technologies, Inc. and Richard S. Warzala.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

*	Denotes management contract or compensatory plan or arrangement.

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 12, 2011	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Executive Chairman of the Board and Chief Financial Officer