Form 10-Q/A
period 2011-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2011-09-30
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Form 10-Q for the quarterly period ended June 30, 2011 is to correct a typographical error in Exhibits 32.1 and 32.2.  No other amendments, revisions or modifications have been made to the original Form 10-Q.  This Amendment No. 1 speaks only as of the date the original Form 10-Q was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the original Form 10-Q to give effect to any subsequent events.

Pursuant to guidance from the Securities and Exchange Commission, this Amendment No. 1 includes the language of the original Form 10-Q in its entirety together with new certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2.  None of the changes in this Amendment No. 1 affect or make any changes to the information in or related to the Interactive Data File formatted in Extensible Business Reporting Language (XBRL), which was included as Exhibit 101 to the original Form 10-Q filed on August 12, 2011.  Such Interactive Data File is incorporated into this Amendment No. 1 by reference.

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

PART II.                   OTHER INFORMATION

Item 6.    Exhibits

(a)                            Exhibits

10.1

Fifth Amendment to Credit Agreement dates as of August 3, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

10.2*	Deferred Compensation Plan as amended and restated effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

10.3*

Amendment to Amended and Restated Employment Agreement for Richard S. Warzala dated and effective as of June 1, 2011 between Allied Motion Technologies, Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

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

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text. (Incorporated by reference to Exhibit 101 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)**

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

DATE:	September 30, 2011	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Executive Chairman of the Board and Chief Financial Officer