Form 10-Q
period 2011-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2011-11-10
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Number of Shares of the only class of Common Stock outstanding:  8,470,142 as of November 10, 2011.

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	4,949	$3,553
Trade receivables, net of allowance for doubtful accounts of $295 and $226 at September 30, 2011 and December 31, 2010, respectively	14,242	11,753
Inventories, net	14,061	11,787
Deferred income taxes	499	402
Prepaid expenses and other assets	2,180	1,415
Total Current Assets	35,931	28,910
Property, plant and equipment, net	7,241	6,923
Deferred income taxes	5,013	5,533
Intangible assets, net	3,253	3,704
Goodwill	6,090	5,936
Total Assets	57,528	$51,006

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	428	795
Accounts payable	7,367	6,506
Contingent consideration	2,498	314
Accrued liabilities	7,723	6,976
Income taxes payable	1,382	562
Total Current Liabilities	19,398	15,153
Contingent consideration	—	2,386
Deferred income taxes	973	1,070
Pension and post-retirement obligations	2,305	2,453
Total Liabilities	22,676	21,062
Commitments and Contingencies
Stockholders’ Investment:
Common stock, no par value, authorized 50,000 shares; 8,470 and 8,110 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	21,254	20,473
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	13,424	9,342
Accumulated other comprehensive income	174	129
Total Stockholders’ Investment	34,852	29,944
Total Liabilities and Stockholders’ Investment	57,528	$51,006

See accompanying notes to financial statements

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues	$27,331	$22,031	$82,917	$59,451
Cost of products sold	19,118	15,474	57,955	42,943
Gross margin	8,213	6,557	24,962	16,508

Operating costs and expenses:
Selling	1,320	991	4,271	2,944
General and administrative	3,030	2,606	9,390	7,026
Engineering and development	1,417	1,074	4,501	3,014
Amortization of intangible assets	185	121	552	446
Insurance recoveries	—	—	—	(685)
Total operating costs and expenses	5,952	4,792	18,714	12,745
Operating income	2,261	1,765	6,248	3,763

Other expense (income), net:
Interest expense	21	—	68	3
Other expense (income), net	78	(37)	56	(177)
Total other expense (income), net	99	(37)	124	(174)
Income before income taxes	2,162	1,802	6,124	3,937
Provision for income taxes	(605)	(673)	(1,873)	(1,335)

Net income	$1,557	$1,129	4,251	$2,602

Basic net income per share:
Net income per share	$0.18	$0.14	$0.51	$0.33
Basic weighted average common shares	8,497	7,952	8,415	7,859

Diluted net income per share:
Net income per share	$0.18	$0.14	$0.50	$0.33
Diluted weighted average common shares	8,511	7,987	8,564	7,913

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$4,251	$2,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,631	1,400
Restricted Stock Compensation Expense	514	444
Other	318	522
Changes in assets and liabilities:
Trade receivables	(2,486)	(3,417)
Inventories, net	(2,137)	(1,919)
Prepaid expenses and other	(759)	(148)
Accounts payable	782	2,642
Accrued liabilities and other	1,462	1,846
Net cash provided by operating activities	3,576	3,972

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,339)	(855)
Contingent consideration paid for acquisition	(332)	—
Cash paid for acquisition, net of cash acquired	—	(76)
Net cash used in investing activities	(1,671)	(931)

Cash Flows From Financing Activities:
(Repayments) borrowings on lines-of-credit, net	(401)	(600)
Dividends paid	(163)	—
Stock transactions under employee benefit stock plans	163	268
Net cash used in financing activities	(401)	(332)

Effect of foreign exchange rate changes on cash	(108)	(113)

Net increase in cash and cash equivalents	1,396	2,596

Cash and cash equivalents at beginning of period	3,553	4,470

Cash and cash equivalents at end of period	$4,949	$7,066

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in accumulated other comprehensive income, a component of stockholders’ investment in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Center (“TC”) are included in the results of operations as incurred.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Parts and raw materials	$10,790	$10,068
Work-in process	2,446	2,001
Finished goods	2,817	1,937
	16,053	14,006
Less reserves	(1,993)	(2,219)
Inventories, net	$14,061	$11,787

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$290	$290
Building and improvements	3,370	3,310
Machinery, equipment, tools and dies	12,454	12,330
Furniture, fixtures and other	2,973	2,005
	19,087	17,935
Less accumulated depreciation	(11,846)	(11,012)
Property, Plant and Equipment, net	$7,241	$6,923

Depreciation expense was $354,000 and $311,000 for the quarters ended September 30, 2011 and 2010, respectively, and $1,079,000 and $954,000 for the nine months ended September 30, 2011 and 2010, respectively.

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

Stock Options

The following is a summary of option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	300,000	$4.93	0.5	$581,000
Forfeited	(51,500)	$6.30
Exercised	(208,794)	$4.50
Outstanding at end of Period	39,706	$5.46	0.1	$0

Exercisable at end of period	39,706	$5.46	0.1	$0

All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2011 or 2010.

Stock Warrants

During the nine months ended September 30, 2011, all 300,000 warrants to purchase common stock were exercised.  As permitted under the warrant agreements, the warrants were exercised in a cashless transaction, and the total shares issued as a result of the warrant exercises were 117,145 shares.

Restricted Stock

In the nine months ended September 30, 2011, 130,200 shares of unvested restricted stock were awarded at a weighted average value of $7.08.   Of the restricted shares granted, 40,000 shares have performance based vesting conditions.  The value of the shares are amortized to compensation expense over the related service period (normally three years) or over the estimated performance period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the nine months ended September 30, 2011:

Number of Shares
Outstanding at beginning of period	379,079
Granted	130,466
Forfeited	(2,468)
Vested	(223,169)
Outstanding at end of Period	283,908

During the quarters ended September 30, 2011 and 2010, compensation expense, net of forfeitures, of $191,000 and $230,000 was recorded, respectively.    During the nine months ended September 30, 2011 and 2010, compensation expense, net of forfeitures, of $514,000 and $444,000 was recorded, respectively.

5.              Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding stock option awards for the quarters ended September 30, 2011 and 2010 was 14,000 and 35,000 shares, respectively. The dilutive effect of outstanding stock option awards for the nine months ended September 30, 2011 and 2010 was 148,000 and 54,000 shares, respectively.  Stock option awards to purchase 39,706 and 710,000 shares of common stock were excluded from the calculation of diluted income per share for the quarters ended September 30, 2011 and 2010, respectively, since the results would have been anti-dilutive.  Stock option awards to purchase 0 and 711,000 shares of common stock were excluded from the calculation of diluted income per share for the nine months ended September 30, 2011 and 2010, respectively, since the results would have been anti-dilutive.

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

The Company’s wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Östergrens (Solna, Sweden), and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Revenues derived from foreign subsidiaries	$11,263	$6,931	$36,274	$19,471
Identifiable assets as of September 30,	$26,022	$14,365

Sales to customers outside of the United States by all subsidiaries were $11,989,000 and $8,313,000 during the quarters ended September 30, 2011 and 2010, respectively, and $38,779,000 and $23,796,000 for the nine months ended September 30, 2011 and 2010, respectively.

During the quarters and nine months ended September 30, 2011 and 2010, no single customer accounted for more than 10% of total revenues.

7.              Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

Comprehensive income is computed as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income	$1,557	$1,129	$4,251	$2,602
Foreign currency translation adjustment	(836)	957	45	(318)
Comprehensive income	$721	$2,086	$4,296	$2,284

8.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	September 30, 2011	December 31, 2010	Estimated Life
Amortizable intangible assets
Customer lists	$4,434	$4,371	8-10 years
Trade name	946	946	10 years
Design and technologies	2,698	2,633	8-10 years
Patents	24	24
Accumulated amortization	(4,849)	(4,270)
Total intangible assets	$3,253	$3,704

Amortization expense for intangible assets was $185,000 and $121,000 for the quarters ended September 30, 2011 and 2010, respectively, and $552,000 and $446,000 for the nine months ended September 30, 2011 and 2010, respectively.

9.              Goodwill

The change in the Company’s goodwill during the nine months ended September 30, 2011 is summarized in the table below (in thousands):

Balance, December 31, 2010	$5,936
Currency translation	154
Balance, September 30, 2011	$6,090

10.       Contingent Consideration

In conjunction with the acquisition of Östergrens, the Company recorded contingent cash consideration based on the seller meeting certain performance criteria.  The Company paid a portion of the contingent consideration in the quarter ended March 31, 2011.  The remaining portion of contingent consideration accrued is $2,498,000 as of September 30, 2011 and is expected to be paid in the first quarter of 2012.  The contingent consideration accrued as of September 30, 2011 is management’s best estimate through the date of the financial statements.  As the contingent consideration accrual is based on Östergrens meeting certain performance criteria through the end of 2011, it is reasonably possible that the accrued amount will be adjusted downward upon completion of the performance period.  No adjustment to management’s estimate of the contingent consideration was made in the quarter or nine months ended September 30, 2011.  If the accrued amount is adjusted down, it will have a favorable impact on net profit for the quarter ending December 31, 2011. The change in the accrued amount from December 31, 2010 of $112,000 is due to the changes in foreign exchange rates since December 31, 2010.

11.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Current borrowings (at variable rates)
Credit Agreement, revolving line-of-credit, 2.85% at September 30, 2011	$272	$795
China Credit Line Facility, 6.4% at September 30, 2011	$156	$—
Total Debt	$428	$795

The Company’s amended Credit Agreement, which matures October 26, 2013, provides revolving credit up to $4 million and €3 million.

The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.   The Company was in compliance with all covenants at September 30, 2011.

Effective July 1, 2011, the Company obtained a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi (“RMB”) 4,500,000).  This facility will be used for working capital needs at the Company’s China operations, and will mature in June 2013.   At September 30, 2011, there was approximately $548,000 (RMB 3,500,000) available under the facility.

At September 30, 2011, approximately $7,800,000 ($4 million and € 2.8 million) was available under the amended Credit Agreement and approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

12.       Acquisition of Ostergrens

On December 30, 2010, Allied Motion Technologies, B.V., a wholly-owned subsidiary of Allied Motion Technologies Inc., acquired 100% of the shares of Östergrens Elmotor AB (Östergrens), headquartered in Solna, Sweden.   The accompanying condensed consolidated financial statements include the operating results of Östergrens for the quarter and nine months ended September 30, 2011.

The following presents the Company’s unaudited pro forma financial information for the quarter and nine months ended September 30, 2010 after certain pro forma adjustments giving effect to the acquisition of Östergrens as if it had occurred at January 1, 2010. The pro forma financial information is for information purposes only and does not purport to present what the Company’s results would actually have been had the acquisition occurred on that date or to project the Company’s results for operations for any future period:

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010

Revenues	$25,987	$71,823
Gross margin	$7,677	$20,204
Operating income	$1,809	$3,989
Net income	$1,823	$3,331
Diluted net income per share	$0.22	$0.41

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

Overview

Allied Motion’s sole focus is in the motion control industry and has developed a long term corporate strategy, with a defined driving force of “electro-magnetic, mechanical and electronic motion technology/know how” to ensure it meets the goals and objectives of the Company.  Through its sales force and its TC’s, Allied Motion designs, manufactures and sells motion products to a broad spectrum of customers throughout the world. The Company’s commitment to its own lean manufacturing tool kit, known as Allied’s Systematic Tools, or AST for short, drives continuous improvement in quality, delivery, cost, growth and innovation throughout the company.

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

Allied Motion is organized into six Technology Centers (TCs): Emoteq Corporation (Emoteq—Tulsa, OK), Motor Products Corporation (Motor Products—Owosso, MI), Stature Electric, Inc. (Stature—Watertown, NY), Allied Motion Controls  (Amherst, NY and Waterloo, Ontario, Canada, acquired in 2010, formerly known as Agile Systems Inc.), Precision Motor Technology B.V. (Premotec—Dordrecht, The Netherlands), and Östergrens Elmotor AB (Östergrens—Solna, Sweden and Changzhou, China), which was acquired in 2010.   Allied Motion also has contract production capabilities in Slovakia and China.

The TCs offer a wide range of standard and customized motors, encoders and drive electronics for original equipment manufacturers (OEM) and end user applications. A particular strength of each company is its ability to design and manufacture high quality custom motion control solutions to meet the needs of its customers.

Outlook

After having a record year in both profits and orders in 2010, conditions have continued to be reasonably strong and consistent.  Management continues its efforts to foster additional growth in revenues and profitability. The Company achieved a new record in orders of $34.4 million for the quarter ended September 30, 2011, which is an increase of 79% over orders for the same period of 2010, which were $19.2 million.  Backlog at September 30, 2011 was a record $41.5 million, reflecting a 16% increase from the backlog at the same time last year, a 16% increase from the end of the quarter ended June 30, 2011, and a 10% increase from $37.9 million at December 31, 2010.

In 2010, the Company acquired Agile Systems Inc., now known as Allied Motion Canada (“AM Canada”).  AM Canada designs and develops advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion.  AM Canada, based in Waterloo, Ontario, Canada ,  part of the Allied Motion Controls TC, has established customers in a wide range of industries.

At the end of 2010, the Company acquired the shares of Östergrens.  Östergrens has expertise in designing drive electronics, software and mechanical processes. The products are manufactured at Östergrens’ facilities in Sweden and China. Östergrens’ current products integrate its electronics expertise with other motion control products such as motors and gears. Östergrens’ products are sold to OEM customers throughout Europe and are used in a wide variety of industrial, commercial and medical applications, including emerging “Green Technology” alternative energy and electric vehicle applications, leading-edge medical instrumentation and test equipment applications and other industrial and commercial applications in which Östergrens’ products improve the efficiency/performance of the OEM’s products.  In addition, Östergrens’ China facility further facilitates low cost region sourcing capabilities and provides the Company with a base to expand operations in the Asian market.

The acquisitions made in 2010 were made primarily with cash on hand, and management believes these acquisitions will expand the Company’s customer base, increase the various markets into which we sell, augment the Company’s engineering knowledge, and provide all of our customers more integrated motion system solutions.

The Company has a strong balance sheet and has improved liquidity when compared with the previous year.  The acquisition of Östergrens was made about 9 months ago, using approximately $7.4 million in cash, and the Company’s cash position, net of outstanding debt, decreased by approximately $2.5 million over the last twelve months.  Excluding cash used for the Östergrens acquisition, the Company’s cash position, net of outstanding debt, has increased by $4.9 million over the last twelve months.  In August 2011, the Company began a quarterly cash dividend program of $0.02 per share per quarter.

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

One of the Company’s major challenges is to maintain and improve price competitiveness. The Company’s customers are continually being challenged by their markets and competitors to be price competitive and they are requiring their suppliers to deliver the highest quality product at the lowest price possible. Currently, the Company is producing some of its motor sub-assemblies and finished products at sub-contract manufacturing facilities in China and Slovakia. With the acquisition of Östergrens, the Company now owns a manufacturing facility in China as well.  The Company has increased efforts to identify opportunities where production in low cost regions, including the Company’s own facilities in China, can improve profitability while delivering the same high quality products.

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

Operating Results

Quarter Ended September 30, 2011 compared to Quarter Ended September 30, 2010

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2011	2010	$	%

Revenues	$27,331	$22,031	$5,300	24%
Cost of products sold	19,118	15,474	3,644	24%
Gross margin	8,213	6,557	1,656	25%
Gross margin percentage	30%	30%	—	—

Operating costs and expenses:
Selling	1,320	991	329	33%
General and administrative	3,030	2,606	424	16%
Engineering and development	1,417	1,074	343	32%
Amortization of intangible assets	185	121	64	53%
Total operating costs and expenses	5,952	4,792	1,160	24%
Operating income	2,261	1,765	496	28%
Interest expense	21	—	21	100%
Other expense (income), net	78	(37)	115	310%
Income before income taxes	2,162	1,802	360	20%
Provision for income taxes	(605)	(673)	68	10%
Net income	$1,557	$1,129	$428	38%

NET INCOME   The Company reported net income of $1,557,000 for the third quarter of 2011, a 38% increase over net income of $1,129,000 for the third quarter of 2010.  Diluted EPS for the third quarter of 2011 was $0.18 a share, a 29% increase over diluted EPS of $0.14 for the same quarter last year.  This quarter’s results include the results from Östergrens, which was acquired in December 2010.

EBITDA   EBITDA was $2,722,000 for the third quarter of 2011 compared to $2,234,000 for the same quarter last year.  EBITDA is a non-GAAP measurement that consists of income before interest expense, provision for income taxes, depreciation and amortization.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA.

REVENUES   Revenues were $27,331,000 for the quarter ended September 30, 2011 compared to $22,031,000 for the quarter ended September 30, 2010, a 24% increase.   Of this 24% increase, revenues from existing businesses increased 4% and incremental revenues achieved by Ostergrens, which was acquired in December 2010, contributed 20% of the increase. The 4% increase in revenues from existing businesses reflects increased sales of 5% into the vehicle, medical, aerospace & defense, and distribution markets, partially offset by a decrease of 1% in electronics markets against the same period of the prior year.

Sales to U.S. customers accounted for 56% and 62% of our sales in the quarter ended September 30, 2011 and 2010, respectively, with the balance to customers primarily in Europe, Asia and Canada.  Of the 24% increase in sales in the third quarter this year compared to last year, 22% is due to increased volumes, and 2% due to the dollar weakening against the Euro.

ORDER BACKLOG    At September 30, 2011, order backlog was approximately $41,500,000 which is an increase of 16% from June 30, 2011, an increase of 16% from the same time last year and an increase of 10% from the backlog at December 31, 2010.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% for the quarters ended September 30, 2011 and 2010, respectively.

SELLING EXPENSES   Selling expenses in the third quarter were $1,320,000 compared to $991,000 for the third quarter last year.  The 33% increase is primarily due to an increase in the Company’s sales force as a result of the acquisition of Östergrens, which was completed in the fourth quarter of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $3,030,000 in the quarter ended September 30, 2011 compared to $2,606,000 in the quarter ended September 30, 2010.  The 16% increase is primarily a result of additional general and administrative costs as a result of the acquisition of Östergrens, which occurred in the fourth quarter of 2010, as well as increased compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,417,000 in the third quarter of 2011 and $1,074,000 in the same quarter last year.  The 32% increase is primarily a result of the increased engineering staff from the acquisition of Östergrens, which was made in the fourth quarter of 2010.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $185,000 in the quarter ended September 30, 2011 and $121,000 in the same quarter last year.  The 53% increase is primarily due to additional intangible amortization from the Östergrens acquisition, partially offset by certain intangible assets that became fully amortized in 2010.

INCOME TAXES   Provision for income taxes was $605,000 for the third quarter of 2011 compared to $673,000 for the third quarter last year.

The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 28% and 37% in the quarters ended September 30, 2011 and 2010, respectively.

The effective tax rate is lower than the statutory rate in 2011 primarily due to differences in state and foreign tax rates.  The effective tax rate in the quarter ended September 30, 2010 was higher than the statutory rate primarily due to permanent differences in foreign and domestic jurisdictions, partially offset by lower tax rates in foreign jurisdictions.

Nine Months  Ended September 30, 2011 compared to Nine Months  Ended September 30, 2010

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2011	2010	$	%

Revenues	$82,917	$59,451	$23,466	40%
Cost of products sold	57,955	42,943	15,012	35%
Gross margin	24,962	16,508	8,454	51%
Gross margin percentage	30%	28%	—	2%

Operating costs and expenses:
Selling	4,271	2,944	1,327	45%
General and administrative	9,390	7,026	2,364	34%
Engineering and development	4,501	3,014	1,487	49%
Amortization of intangible assets	552	446	106	24%
Insurance recoveries	—	(685)	685	100%
Total operating costs and expenses	18,714	12,745	5,969	47%
Operating income	6,248	3,763	2,485	66%
Interest expense	68	3	65	2,167%
Other expense (income), net	56	(177)	233	132%
Income before income taxes	6,124	3,937	2,187	56%
Provision for income taxes	(1,873)	(1,335)	(538)	(40)%
Net income	$4,251	$2,602	$1,649	63%

NET INCOME   The Company reported net income of $4,251,000 or $0.50 per diluted share for the nine months ended September 30, 2011, compared to $2,602,000 or $0.33 per diluted share for the nine months ended September 30, 2010.  This year’s results include the results from Östergrens, which was acquired in December 2010 and AM Canada which was acquired on June 3, 2010.

EBITDA AND EBITDA BEFORE NONRECURRING ITEMS    EBITDA was $7,823,000 for the nine months ended September 30, 2011 compared to $5,340,000 for the same period last year.  EBITDA before nonrecurring items was $4,885,000 for the nine months ended September 30, 2010.  EBITDA and EBITDA before nonrecurring items are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  EBITDA before nonrecurring items for the nine months ended September 30, 2010 is EBITDA before insurance recoveries of $685,000 and inefficiencies from the relocation of the encoder operation of $230,000.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and EBITDA before nonrecurring items.

REVENUES   Revenues were $82,917,000 for the nine months ended September 30, 2011 compared to $59,451,000 for the nine months ended September 30, 2010.  Of this 40% increase, revenues from existing businesses increased 14% and incremental revenues achieved by the companies acquired in 2010 contributed 26% of the increase. The 14% increase in revenues from existing businesses reflects increased sales into the industrial, vehicle and medical markets, with other markets flat against the same period of the prior year.

Sales to U.S. customers accounted for 53% and 60% of our sales in the first nine months of 2011 and 2010, respectively, with the balance to customers primarily in Europe, Asia and Canada.  Of the 40% increase in sales in the first nine months this year compared to the same period last year, 38% is due to increased volumes, and 2% due to the dollar weakening against the Euro.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 28% for the nine months ended September 30, 2011 and 2010, respectively.  This 2% improvement in gross margin was due to equal improvements in our variable margin, which is due to our continued efforts in selling higher value added products and to our cost reduction efforts, as well as improvement in the fixed manufacturing overhead costs as a percentage of sales.

SELLING EXPENSES   Selling expenses were $4,271,000 and $2,944,000 for the nine months ended September 30, 2011 and 2010 respectively.  The 45% increase is primarily due to an increase in the Company’s sales force as a result of the acquisition of Östergrens, which was completed in the fourth quarter of 2010.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $9,390,000 for the nine months ended September 30, 2011 compared to $7,026,000 for the nine months ended September 30, 2010.  The 34% increase is primarily a result of additional general and administrative costs as a result of the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively, as well as increased compensation expense, which includes incentive bonuses, partially offset by reduced business development expenses.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $4,501,000 for the nine months ended September 30, 2011 and $3,014,000 for the same period last year.  The 49% increase is primarily a result of the increased engineering staff from the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $552,000 for the nine months ended September 30, 2011 and $446,000 for the same period last year.  The 24% increase is the result of the additional intangible amortization from the Östergrens acquisition, partially offset, by certain intangible assets that became fully amortized in 2010.

INCOME TAXES   Provision for income taxes was $1,873,000 and $1,335,000 for the nine months ended September 30, 2011 and 2010, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 31% and 34% for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rate for the first nine months of 2011 is lower than the statutory rate primarily due to differences in state and foreign tax rates.  The effective tax rate was equal to the statutory rate for the first nine months of 2010 primarily due to permanent differences in foreign and domestic jurisdictions that increased the effective rate, partially offset by lower tax rates in foreign jurisdictions.

Non-GAAP Measures

EBITDA and EBITDA before nonrecurring items are provided for information purposes only and are not measures of financial performance under generally accepted accounting principles.

The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense.  EBITDA is frequently used as one of the basis for comparing businesses in the Company’s industry.

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

The Company’s calculation of EBITDA and EBITDA before nonrecurring items for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net income	$1,557	$1,129	$4,251	$2,602
Interest expense	21	—	68	3
Provision for income tax	605	673	1,873	1,335
Depreciation and amortization	539	432	1,631	1,400
Income before interest expense, provision for income taxes, depreciation and amortization (EBITDA)	2,722	2,234	7,823	5,340
Insurance recoveries	—	—	—	(685)
Inefficiencies from relocation of encoder operations	—	—	—	230
Income before interest expense, provision for income taxes, depreciation and amortization and nonrecurring items (EBITDA before nonrecurring items)	$2,722	$2,234	$7,823	$4,885

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $1,396,000 to a balance of $4,949,000 at September 30, 2011. This increase compares to an increase of $2,596,000 for the same period last year. During the first nine months of 2011, operations provided $3,576,000 in cash compared to $3,972,000 provided for the same period last year.   The decrease in cash provided from operations of $396,000 is primarily due to higher net income, offset by a larger increase in net working capital requirements in the first nine months of 2011compared to the first nine months of 2010.

Net cash used in investing activities was $1,671,000 and $931,000 for the first nine months of 2011 and 2010, respectively. The increase of $740,000 cash used for the first nine months of 2011 compared to the same period of the prior year includes a payment of $332,000, which is a portion of the contingent consideration for the Östergrens acquisition, an increase of $484,000 for purchases of property and equipment, partially offset by $76,000 of cash paid for the acquisition of AM Canada, net of cash acquired, which occurred in the second quarter of 2010.

Net cash used in financing activities was $401,000 for the nine months ended September 30, 2011 compared to $332,000 used for the same period last year. The increase in cash used is primarily due to decreased paydowns of Company debt in the first nine months of 2011 compared to the same period of last year, and the payments of dividends to shareholders, which occurred in the third quarter of 2011.

At September 30, 2011, the Company had $428,000 in debt obligations.

The average outstanding borrowings for the first nine months of 2011 was $567,000.  As of September 30, 2011, the amount available to borrow under the Company’s various lines-of-credit was approximately $8.4 million.

The Company’s Credit Agreement, as amended, is used for borrowing needs that may occur in the United States and Europe.  The Credit Agreement provides revolving credit up to $4 million and €3 million. Borrowings under the revolver incur interest of LIBOR plus 1.5%. Overnight borrowings incur interest at PRIME plus 0.50%.  The unused portion of the revolver is charged a commitment fee of .375% per annum.  The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Credit Agreement expires on October 26, 2013.

Effective July 1, 2011, the Company obtained a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company’s subsidiaries in China.  There is approximately $548,000 (RMB 3,500,00) available under the facility at September 30, 2011.

The Company has bank overdraft facilities with foreign banks in Europe.  The facilities had no outstanding balance as of September 30, 2011. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

As part of the Company’s quarterly cash dividend program, the Board of Directors declared a dividend payment of $0.02 per share payable on November 28, 2011 to shareholders of record on November 16, 2011.

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

101                  The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

*                             Denotes management contract or compensatory plan or arrangement.

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

DATE:	November 10,2011	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Chief Financial Officer