Form 10-K
period 2011-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2012-03-13
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $35,633,000 .

         Number of shares of the only class of Common Stock outstanding: 8,648,746 as of March 9, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated into Part III.

Item 1.    Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates in the United States, Europe and Asia. Allied Motion utilizes its underlying core "electro-magnetic, mechanical and electronic motion technology/know how" to provide compact, high performance products as solutions in a wide range of motion applications. The Company designs, manufactures and sells motors, electronic motion controls, gearing and optical encoders to a broad spectrum of customers throughout the world. The Company sells components individually and also provides integrated motion control solutions to customers. The Company sells its products through its own direct sales force and manufacturer's reps and distributors. System solutions are provided out of our North American and European Solution Centers. The products are manufactured at the Company's own facilities and at contract manufacturing facilities in China and Eastern Europe, where the Company owns all the capital equipment and tooling and has designed and set-up the manufacturing processes in each facility.

        Examples of the end products using Allied Motion's technology in the medical and health care industries include surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps, wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in automated material handling vehicles/robots, commercial grade floor cleaners, commercial building equipment such as welders, cable pullers and assembly tool. Several products are used in a variety of military/defense applications including inertial guided missiles, mid range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATM's).

        Allied Motion has Solution Centers in North America and Europe that provide more integrated motion control solutions to our customers. Providing this service using our Technology/Know-How provides our customers with more complete system solution, as opposed to just providing customers with individual components. Many of the system solutions provided to customers include components from our various Technology Units (TUs). Allied Motion is organized into seven Technology Units ("TUs"): Emoteq Corporation (Allied Motion Tulsa—Tulsa, OK), Motor Products Corporation (Allied Motion Owosso—Owosso, MI), Stature Electric, Inc. (Allied Motion Watertown—Watertown, NY), Allied Motion Controls (Allied Motion Amherst—Amherst, New York and Allied Motion Canada—Waterloo, Ontario, Canada), Precision Motor Technology B.V. (Allied Motion Dordrecht—Dordrecht, The Netherlands), Östergrens Elmotor AB (Allied Motion Stockholm—Stockholm, Sweden), and Ostergrens Changzhou (Allied Motion—Changzhou). Allied Motion also has contract production capabilities in Slovakia and China. The Company is currently in the process of setting up a Solution Center in Asia.

  Allied Motion Tulsa

  •
  Designs, manufactures and markets high performance brushless DC motors, including servo motors, frameless motors, torque motors, high speed (60,000 RPM+) slotless motors and high resolution encoders and motor/encoder assemblies. Markets served include medical equipment, semiconductor, industrial, and aerospace and defense.

  Allied Motion Owosso

  •
  Designs and manufactures highly engineered fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications.

  •
  The motors are used in mobile HVAC systems, actuation systems, and specialty and general purpose pumps in a variety of markets including trucks, buses, boats, RV's, off-road vehicles, health, fitness, medical and industrial equipment.

  Allied Motion Watertown

  •
  Designs and manufacture gearing solutions in both stand-alone and integrated gearing/motor configurations for the commercial and industrial equipment, healthcare, medical and non-automotive transportation markets.

  •
  The component products are sold primarily to original equipment manufacturers (OEM'S) that use them in their end products.

  Allied Motion Controls

  •
  Designs, develops, and manufactures advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion.

  •
  Allied Motion Controls has established customers in a wide range of industries and markets.

  Allied Motion Dordrecht

  •
  Designs and manufactures fractional horsepower brushless DC motors with or without integrated electronics and coreless DC motors.

  •
  The products are used in a wide variety of medical, industrial and commercial aviation applications, such as dialysis equipment, industrial ink jet printers, cash dispensers, bar code readers, laser scanning equipment, fuel injection systems, HVAC actuators, waste water treatment, dosing systems for the pharmaceutical industry, textile manufacturing and document handling equipment.

  Allied Motion Stockholm—

  •
  Designs and manufactures motor drive electronics and integrates them with motors, gearing and feedback devices which are sold as systems.

  •
  Products are sold to OEM customers throughout Europe and are used in a wide variety of industrial, commercial and medical applications, including emerging "Green Technology" alternative energy and electric vehicle applications, leading-edge medical instrumentation and test equipment applications and other industrial and commercial applications to improve the efficiency/performance of the OEM's products.

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

Sales to Large Customers

        During years 2011 and 2010, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        The Company's backlog at December 31, 2011 consisted of sales orders totaling approximately $44,005,000 while backlog at December 31, 2010 was $37,856,000. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2011 and 2010 were $5,983,000 and $4,044,000, respectively. Of these expenditures, no material amounts were charged directly to customers, although the Company does charge some customers non-recurring engineering (NRE) charges for custom engineering that is required to develop products that meet the customer's specification.

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

Employees

        At December 31, 2011 the Company had approximately 476 full-time employees.

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

        As of December 31, 2011, the Company occupies facilities as follows:

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

        The Company's management believes the above-described facilities are adequate to meet the Company's current and foreseeable needs. Most of the manufacturing facilities described above are operating at less than full capacity.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 9, 2011 was 531. The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
	High	Low	Dividends(1)
Year ended December 31, 2010
First Quarter	$3.78	$2.32	—
Second Quarter	5.10	3.45	—
Third Quarter	4.65	3.87	—
Fourth Quarter	6.98	4.08	—
Year ended December 31, 2011
First Quarter	$9.25	$6.30	—
Second Quarter	7.75	4.58	—
Third Quarter	5.97	4.79	0.02
Fourth Quarter	6.40	4.65	0.02

(1)
The Company began a quarterly dividend program in August 2011.

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2011:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	464,426

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2007 through 2011; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$110,941	$80,591	$61,240	$85,967	$84,559

Net income (loss)	$6,967	$3,585	$(12,449)	$2,909	$2,396

Diluted income (loss) per share	$0.81	$0.45	$(1.65)	$.39	$.33

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$58,687	$51,006	$34,753	$52,780	$51,507
Total current and long-term debt	$157	$795	$600	$2,800	$4,422

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of 2011

        For the year 2011, we achieved record sales, record orders, record profits, record cash-flow and we ended the year with a record backlog.

        Sales to our medical, vehicle, industrial and electronics markets were up in 2011 while aerospace and defense was flat. In 2011, orders were $117 million, up from $92 million in 2010. Year ended Backlog was $44 million compared to $38 million at the end of 2010.

        Net income and earnings per share for 2011 were record highs, as we continued to place a lot of emphasis on providing more value added motion control solutions to our customers and we continued to market our electronic motion control capabilities.

        From a Cash Flow perspective, we improved our cash net of debt position by $6.3 million. We began 2011 with cash net of debt of $2.7 million and ended the year with $9 million in cash net of debt. We also instituted a quarterly dividend program in the third quarter of 2011, and in 2012 we announced a 25% increase in our dividends per share to $.025 per share in a recent press release.

Our Strategy

        As this record year was coming to a close, we felt it was important to capitalize on our positive momentum and to update the long term strategy for Allied Motion. In December 2011, we brought our global team together and focused on a "One Company—One Team" approach to update and create the Strategic Plan for the next three to five years. Reviewing the aggressive Goals and Objectives established by our team, we believe it clearly indicates that our team is ready and willing to take Allied Motion to higher levels in the future. Our global team updated our long term strategy and established new long term goals and objectives and developed the Critical Issue Plan to achieve these goals. The execution of this plan will further establish Allied Motion as a leader in its selected target market segments.

        Our strong financial condition, combined with Allied Systematic Tools (AST) to continuously improve Quality, Delivery, Cost and focus on the creation of Innovative "Motion Solutions That Change the Game" and create value for our customers, allow us to have a positive outlook for the continued long term growth of our Company.

Outlook for 2012

        For 2012, we've built our plans with the expectation that Europe would exhibit minimal growth, North America modest growth and Asia would have the highest levels of growth. We also feel that China will continue to lead world-wide growth although we expect their costs will continue to rise relatively quickly. Therefore, these factors lead us to a strategy that builds upon our proven technical expertise and treats the region as an important growth market and not just a low cost labor source in the future.

        We expect that internal Cash Flow from our operations will continue to fund our growth opportunities, both internal and external, and our dividend program will continue. We are confident that our cash flows can support our growth initiatives and also reward our shareholders at the same time.

        We will emphasize Gross Margin improvement. Gross Margin improvement requires cost reduction, new products emphasizing more complete Motion Control systems and a support structure trained to sell, apply and service our products and customers. We made good progress in 2011 and these initiatives will continue in 2012.

        Electronic Motion Control brought new growth opportunities and added value in several new applications in 2011 and we expect more of the same in 2012. We made two acquisitions in 2010 that brought more Electronic Motion Control capabilities and we will continue to invest aggressively in this area.

        Our One Team Sales Force developed nicely in North America and Europe, and we will begin establishing the same capability in Asia. Our Solution Centers differentiate us from our competition and will become functional in North America and Europe and the foundation will be established in Asia in 2012. Together with our One Team Sales Force, the Solution Center is the glue that allows us to function and act as One Company, a common request from our customers.

        Our platform based Product Line approach whereby we preplan what products are required by our served market segments, provides us the capability to quickly deliver prototypes, be first in with application solutions and secure new design-in wins. While it is relatively simple to achieve this on an independent component level basis, a coordinated effort to tie all of our technologies together as systems is where the real opportunity lies and that will be our emphasis.

        Further development and promotion of our parent brand, Allied Motion, will continue in 2012. A Global structure has been defined and we will use that to our advantage in the marketplace.

        We also plan to take our commitment to AST to a new level in 2012 as we invest in additional resources as part of our Operational Excellence Team to continuously build and utilize AST to improve efficiencies and eliminate waste throughout our Company.

        We believe the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Year 2011 compared to 2010

	For the year ended December 31,		Increase (decrease)
(in thousands)	2011	2010	$	%
Revenues	$110,941	$80,591	$30,350	38%
Cost of products sold	77,410	57,899	19,511	34%

Gross margin	33,531	22,692	10,839	48%

Gross margin percentage	30%	28%	—	2%

Operating costs and expenses:
Selling	5,626	3,872	1,754	45%
General and administrative	12,639	9,938	2,701	27%
Engineering and development	5,983	4,044	1,939	48%
Insurance recoveries, net	—	(685)	685	100%
Adjustment to contingent consideration	(1,101)	—	(1,101)	(100)%
Amortization of intangible assets	732	551	181	33%

Total operating costs and expenses	23,879	17,720	6,159	35%

Operating income	9,652	4,972	4,680	94%
Interest expense	84	3	81	2,700%
Other expense (income)	49	(197)	246	125%

Total other expense (income)	133	(194)	327	169%

Income before income taxes	9,519	5,166	4,353	84%
Provision for income taxes	(2,552)	(1,581)	(971)	(61)%

Net Income	$6,967	$3,585	$3,382	94%

        NET INCOME:    The Company achieved record net income for the year ended December 31, 2011 of $6,967,000 or $.81 per diluted share compared to a previous record of $3,585,000 or $0.45 per diluted share for 2010. The 2011 results include a $1.1 million adjustment to the earnout that was part of the Östergrens acquisition in 2010. Excluding the earnout adjustment of $1.1 million, the Company achieved a 64% increase in net income, or $0.68 per diluted share. This year's results include the results from Östergrens, which was acquired in December 2010 and AM Canada which was acquired on June 3, 2010.

        EBITDA and ADJUSTED EBITDA:    EBITDA was $11,774,000 and $6,984,000 for 2011 and 2010, respectively. Adjusted EBITDA was $11,376,000 for 2011 compared to $7,776,000 for 2010. EBITDA and Adjusted EBITDA, are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA is before stock compensation expense, as well as other nonrecurring items, such as adjustments to the earnout related to the Östergrens acquisition, acquisition transaction costs, inefficiencies from the relocation of the encoder operations, and net insurance recoveries. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

        REVENUES:    Revenues were $110,941,000 in 2011 compared to $80,591,000 in 2010. Of this 38% increase, revenues from existing businesses increased 11% and incremental revenues achieved by the two companies acquired in 2010 contributed 27% of the increase. The 38% increase in sales from last year was the result of an increase in sales in virtually all of our major industry sectors except Aerospace and Defense which was flat for the year. 54% of our sales for the year were to US customers with the balance of our sales to customers primarily in Europe, Canada and Asia. Sales to our US customers increased 25% and sales to customers outside of the US were up 57% for the year. Of the 38% increase in revenues, 36% was due to an increase in sales volume for the year and 2% was due to a favorable currency change.

        BACKLOG:    The Company's backlog at December 31, 2011 consisted of sales orders totaling approximately $44,005,000 while backlog at December 31, 2010 was $37,856,000 reflecting a 16% increase from the end of 2010.

        Backlog may fluctuate up or down throughout the year for various reasons, not limited to the following: customer order patterns, annual versus intermittent orders, and long-term recurring product versus new product orders.

        GROSS MARGIN:    Gross margin as a percentage of revenues was 30% and 28% for 2011 and 2010, respectively. This 2% improvement in gross margin was primarily due to the Company's continuous efforts in reducing costs and selling more value added systems solutions and custom engineered products that typically have higher margins.

        SELLING EXPENSES:    Selling expenses were $5,626,000 and $3,872,000 in 2011 and 2010, respectively. The 45% increase is primarily due to an increase in the Company's sales force as a result of the acquisition of Östergrens, which was completed in the fourth quarter of 2010.

        GENERAL AND ADMINISTRATIVE EXPENSES:    General and administrative expenses were $12,639,000 in 2011 and $9,938,000 for 2010. The 27% increase is primarily a result of additional general and administrative costs as a result of the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively, as well as increased compensation expense, which includes incentive bonuses, partially offset by reduced acquisition related expenses.

        ENGINEERING AND DEVELOPMENT EXPENSES:    Engineering and development expenses were $5,983,000 and $4,044,000 for 2011 and 2010, respectively. The 48% increase is primarily a result of the increased engineering staff from the acquisitions of AM Canada and Östergrens, which were made in the second and fourth quarters of 2010, respectively.

        AMORTIZATION OF INTANGIBLE ASSETS:    Amortization of intangible assets expense was $732,000 and $551,000 in 2011 and 2010, respectively. The 33% increase is the result of the additional intangible amortization from the Östergrens acquisition, partially offset, by certain intangible assets that became fully amortized in 2010.

        NET INSURANCE RECOVERIES:    Net insurance recoveries were $685,000 for 2010. The recoveries in 2010 represent the final settlement for the business interruption insurance claim which resulted from the fire at the Company's COPI facility in the fourth quarter of 2008.

        INCOME TAXES:    Provision for income taxes was $2,552,000 and $1,581,000 for 2011 and 2010, respectively.

        The effective income tax rate as a percentage of income before income taxes was 27% and 31% in 2011 and 2010, respectively. The effective tax rate for 2011 and 2010 is lower than the statutory rate primarily due to differences in state and foreign tax rates, as well as permanent differences, which were primarily the result of the adjustment to contingent consideration.

Non-GAAP Measures

        EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under generally accepted accounting principles.

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

        The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. The Company considers these items to be of significance in nature and/or size, and accordingly, has excluded these items from Adjusted EBITDA. Adjusted EBITDA in 2011 excludes the earnout adjustment related to the acquisition of Östergrens, while Adjusted EBITDA in 2010 excludes transaction costs of $447,000 that were incurred in conjunction with the acquisitions of Östergrens and Agile Systems (now known as Allied Motion Canada), insurance recoveries of $685,000, and $232,000 of expenses due to inefficiencies from the relocation of the Company's encoder operation.

        EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA and Adjusted EBITDA for 2011 and 2010 is as follows (in thousands):

	For the year ended December 31,
	2011	2010
Net income	$6,967	$3,585
Interest expense	84	3
Provision for income tax	2,552	1,581
Depreciation and amortization	2,171	1,815

EBITDA	11,774	6,984
Stock compensation expense	703	798
Adjustment to contingent consideration	(1,101)	—
Transaction costs, net	—	447
Insurance recoveries	—	(685)
Inefficiencies from relocation of encoder operations	—	232

Adjusted EBITDA	$11,376	$7,776

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents increased $5,602,000 during 2011 to a balance of $9,155,000 at December 31, 2011. The increase in cash in 2011 compares to a decrease of $917,000 in 2010. The 2010 decrease is primarily a result of the two acquisitions completed by the Company in 2010, which were accomplished primarily with cash on hand.

        During 2011, operations provided $8,881,000 in cash compared to $7,168,000 provided for 2010. The increase in cash provided from operations of $1,713,000 is primarily due to higher net income. In addition, net working capital has increased as a result of the Company's growth and higher order intake in 2011 compared to 2010. Also, the increase in the accrual for employee incentive bonus programs were higher in 2011 compared to 2010 as a result of the increased growth and profitability of the Company.

        Net cash used in investing activities was $2,181,000 and $8,317,000 for 2011 and 2010, respectively. Purchases of property and equipment were $1,849,000 and $1,213,000 in 2011 and 2010, respectively.

Cash paid in 2010 for the acquisitions of Agile Systems Inc., now known as Allied Motion Canada, and Östergrens, net of cash acquired, was $7,104,000.

        Net cash used in financing activities of $838,000, as opposed to cash provided in financing activities of $513,000 for 2010. Cash used in 2011 was the result of $667,000 in payments against existing lines of credit, dividends paid to shareholders of $333,000, and $162,000 of cash proceeds primarily due to the exercise of stock options.

        At December 31, 2011, the Company had $157,000 in debt obligations.

        The average outstanding borrowings for 2011 were $465,000. As of December 31, 2011, the amount available to borrow under the Company's various lines-of-credit was approximately $8.4 million.

        The Company's Credit Agreement, as amended, is used for borrowing needs that may occur in the United States and Europe. The Credit Agreement provides revolving credit up to $4 million and €3 million. Borrowings under the revolver incur interest of LIBOR plus 1.5%. Overnight borrowings incur interest at PRIME plus 0.50%. The unused portion of the revolver is charged a commitment fee of .375% per annum. The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Credit Agreement expires on October 26, 2013.

        Effective July 1, 2011, the Company obtained a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company's subsidiaries in China. There is approximately $550,000 (RMB 3,500,000) available under the facility at December 31, 2011.

        The Company has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of December 31, 2011. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

        As part of the Company's quarterly cash dividend program, the Board of Directors declared a dividend and increased the amount from $0.02 to $0.025 per share payable on March 12, 2012 to shareholders of record on March 2, 2012.

        The measurement period for the earnout related to the Östergrens acquisition ended December 31, 2011 and the amount owed to the sellers of Östergrens has been finalized. The Company will pay the remaining contingent consideration related to the Östergrens acquisition of approximately 9,052,000 SEK ($1,313,000 measured in U.S. dollars as of December 31, 2011) in the first quarter of 2012 from cash on hand.

        The Company's working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company's credit facilities.

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

Recent Accounting Pronouncements

Pronouncements Implemented

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures About Fair Value Measurements." ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories; requires fair value measurement disclosures for each class of assets and liabilities; and requires disclosures about valuation techniques and inputs used in Level 2 and Level 3 fair value measurements. These disclosure requirements became effective at the beginning of 2010. In addition, effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosures of activity on a gross rather than a net basis. The Company's adoption of ASU No. 2010-06 had no material impact on our consolidated financial condition or results of operations.

        In December 2010, the FASB issued ASU 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. The Company's adoption of ASU No. 2010-28 had no impact on our consolidated financial condition or results of operations.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company's adoption of ASU No. 2011-08 had no impact on our consolidated financial condition and results of operations.

Pronouncements not yet implemented

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income," which specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12 to defer the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASU No. 2011-05 and 2011-12 will not have an impact on our consolidated financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' investment and comprehensive income and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 12, 2012
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$9,155	$3,553
Trade receivables, net of allowance for doubtful accounts of $284 and $226 at December 31, 2011 and 2010, respectively	11,689	11,753
Inventories, net	14,429	11,787
Deferred income taxes	1,254	402
Prepaid expenses and other assets	1,881	1,415

Total Current Assets	38,408	28,910
Property, plant and equipment, net	7,352	6,923
Deferred income taxes	4,326	5,533
Intangible assets, net	2,936	3,704
Goodwill	5,665	5,936

Total Assets	$58,687	$51,006

Liabilities and Stockholders' Investment
Current Liabilities:
Debt obligations	157	795
Accounts payable	6,598	6,506
Accrued liabilities	6,800	6,648
Contingent consideration	1,313	—
Income taxes payable	1,272	562

Total Current Liabilities	16,140	14,511
Contingent consideration	—	2,386
Deferred income taxes	973	1,070
Deferred compensation arrangements	1,736	642
Pension and post-retirement obligations	3,516	2,453

Total Liabilities	22,365	21,062
Commitments and Contingencies
Stockholders' Investment:
Common stock, no par value, authorized 50,000 shares; 8,466 and 8,110 shares issued and outstanding at December 31, 2011 and 2010, respectively	21,568	20,473
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	15,970	9,342
Accumulated other comprehensive income	(1,216)	129

Total Stockholders' Investment	36,322	29,944

Total Liabilities and Stockholders' Investment	$58,687	$51,006

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues	$110,941	$80,591
Cost of products sold	77,410	57,899

Gross margin	33,531	22,692
Operating costs and expenses:
Selling	5,626	3,872
General and administrative	12,639	9,938
Engineering and development	5,983	4,044
Adjustment to contingent consideration	(1,101)	—
Amortization of intangible assets	732	551
Insurance recoveries	—	(685)

Total operating costs and expenses	23,879	17,720

Operating income	9,652	4,972
Other expense (income):
Interest expense	84	3
Other expense (income), net	49	(197)

Total other expense (income), net	133	(194)

Income before income taxes	9,519	5,166
Provision for income taxes	(2,552)	(1,581)

Net income	$6,967	$3,585

Basic net income per share:
Net income per share	$0.83	$0.45

Basic weighted average common shares	8,437	7,891

Diluted net income per share:
Net income per share	$0.81	$0.45

Diluted weighted average common shares	8,575	8,038

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
AND COMPREHENSIVE INCOME

(In thousands)

					Other Comprehensive Income
	Common Stock
					Foreign Currency Translation Adjustments
	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings		Pension Adjustments	Comprehensive Income (Loss)
Balances, December 31, 2009	7,585	$18,868	$(287)	$5,757	$618	$66
Stock transactions under employee benefit stock plans and option exercises	117	316
Issuance of restricted stock, net of forfeitures	271	883	(993)
Issuance of shares on connection with Östergrens acquisition	137	886
Stock compensation expense			800
Pension adjustments, net of tax						7	$7
Foreign currency translation adjustment					(562)		(562)
Net income				3,585			3,585

Comprehensive income							$3,030

Balances, December 31, 2010	8,110	$20,953	$(480)	$9,342	$56	$73
Stock transactions under employee benefit stock plans and option exercises	152	670
Issuance of restricted stock, net of forfeitures	87	635	(913)
Stock compensation expense			703
Issuance of stock due to warrant exercises	117
Pension adjustments, net of tax						(786)	$(786)
Foreign currency translation adjustment					(559)		(559)
Net income				6,967			6,967
Dividends to Stockholders				(339)

Comprehensive income							$5,622

Balances, December 31, 2011	8,466	$22,258	$(690)	$15,970	$(503)	$(713)

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2011	For the year ended December 31, 2010
Cash Flows From Operating Activities:
Net income	$6,967	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,171	1,815
Deferred income taxes	278	342
Provision for excess and obsolete inventory	77	201
Restricted Stock Compensation	703	800
Adjustment to contingent consideration	(1,101)	—
Other	12	(215)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(96)	(1,996)
(Increase) decrease in inventories	(2,761)	(2,066)
(Increase) decrease in prepaid expenses and other	(477)	(13)
Increase (decrease) in accounts payable	176	1,687
Increase (decrease) in accrued liabilities and other	2,165	2,372
Increase (decrease) in income taxes payable	767	656

Net cash provided by operating activities	8,881	7,168
Cash Flows From Investing Activities:
Consideration paid for acquisition	(332)	(7,104)
Purchase of property and equipment	(1,849)	(1,213)

Net cash used in investing activities	(2,181)	(8,317)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(667)	197
Dividends paid	(333)	—
Stock transactions under employee benefit stock plans	162	316

Net cash (used) provided from financing activities	(838)	513
Effect of foreign exchange rate changes on cash	(260)	(281)

Net increase (decrease) in cash and cash equivalents	5,602	(917)
Cash and cash equivalents at beginning of period	3,553	4,470

Cash and cash equivalents at end of period	$9,155	$3,553

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$20	$4
Income taxes	$918	$610
Noncash investing activities:
Stock issued and consideration payable from acquisitions	—	$3,586

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Allied Motion Technologies Inc. (Allied Motion or the Company) is engaged in the business of designing, manufacturing and selling motion control solutions, which include integrated system solutions as well as individual motion control products, to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion control, medical, and aerospace and defense markets.

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

        Activity in the allowance for doubtful accounts for 2011 and 2010 was as follows (in thousands):

	December 31, 2011	December 31, 2010
Beginning balance	$226	$225
Additional reserves	74	28
Writeoffs	(16)	(27)

Ending balance	$284	$226

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2011	December 31, 2010
Parts and raw materials	$11,268	$10,068
Work-in-process	2,017	2,001
Finished goods	3,090	1,937

	16,375	14,006
Less reserves	(1,946)	(2,219)

Inventories, net	$14,429	$11,787

        The Company recorded provisions for excess and obsolete inventories of approximately $77,000 and $201,000, for 2011 and 2010, respectively.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2011	December 31, 2010
Land		$290	$290
Building and improvements	5 - 39 years	3,387	3,310
Machinery, equipment, tools and dies	3 - 15 years	12,633	12,330
Furniture, fixtures and other	3 - 10 years	3,037	2,005

		19,347	17,935
Less accumulated depreciation		(11,995)	(11,012)

Property, plant and equipment, net		$7,352	$6,923

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

        Depreciation expense was approximately $1,439,000 and $1,264,000 in 2011 and 2010, respectively.

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

        The Company adopted FASB Accounting Standards Update ("ASU") No. 2011-08, "Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment" in 2011, which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this new guidance, the Company assesses qualitative factors at least annually, or more frequently, if events or changes in circumstances indicate that the carrying value of the reporting unit is less than its carrying amount.

        Based on the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will calculate the fair value of the reporting unit. The Company estimates the fair value of the goodwill based on a discounted cash flow model using business plans and projections as the basis for expected future cash flows. The fair value estimate is based upon level three inputs from ASC Topic "Fair Value Measurements and Disclosures", as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions.

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $372,000 and $341,000 as of December 31, 2011 and 2010, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Changes in the Company's reserve for product warranty claims during 2011 and 2010, were as follows (in thousands):

	December 31, 2011	December 31, 2010
Warranty reserve at beginning of the year	$341	$300
Provision	255	111
Warranty expenditures	(215)	(68)
Effect of foreign currency translation	(9)	(2)

Warranty reserve at end of year	$372	$341

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Compensation and fringe benefits	$5,483	$4,405
Warranty reserve	372	341
Other accrued expenses	945	1,902

	$6,800	$6,648

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries' functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in other comprehensive income, a component of stockholders' investment in the accompanying consolidated statement of stockholders' investment and comprehensive income. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit ("TU") are included in the results of operations as incurred.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 139,000 and 147,000 for the years 2011 and 2010, respectively. Stock awards to purchase 0 and 589,000 shares of common stock, were excluded from the calculation of diluted income per share for years 2011 and 2010, respectively, since the results would have been anti-dilutive.

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

        The Company's financial assets and liabilities, other than the pension plan assets, include cash and cash equivalents, accounts receivable, debt obligations, accounts payable, and accrued liabilities. The carrying amounts reported in the consolidated balance sheets for these assets approximate fair value because of the immediate or short-term maturities of these financial instruments.

        The following table presents the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2011and December 31, 2010, respectively, by level within the fair value hierarchy (in '000s):

	December 31, 2011
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$3,418	0	0

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$3,425	0	0
Liabilities
Contingent consideration	0	0	$2,386

        The following table presents the Company's financial assets and liabilities that resulted from the acquisition of Östergrens and were accounted for at fair value on a non-recurring basis as of December 31, 2010 by level within the fair value hierarchy:

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

        The guidance in "Income Taxes" requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information and applying current conventions. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Income tax related interest and penalties recognized in 2011 and 2010 are immaterial.

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

2. GOODWILL

        The change in the carrying amount of goodwill for 2011 and 2010 is as follows (in thousands):

	December 31, 2011	December 31, 2010
Balance at beginning of period	$5,936	$—
Goodwill recorded for Östergrens acquisition (Note 12)	—	5,936
Other	(139)	—
Effect of foreign currency translation	(132)	—

Balance at end of period	$5,665	$5,936

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

        Intangible assets on the Company's consolidated balance sheets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value	Estimated Life
Customer lists	$4,315	$(2,960)	$1,355	$4,371	$(2,716)	$1,655	8 - 10 years
Trade name	946	(804)	142	946	(687)	259	10 years
Design and technologies	2,575	(1,160)	1,415	2,633	(867)	1,766	8 - 10 years
Patents	24	0	24	24	0	24

Total	$7,860	$(4,924)	$2,936	$7,974	$(4,270)	$3,704

        Total amortization expense for intangible assets for the years 2011 and 2010 was $732,000 and $551,000 respectively. Estimated amortization expense for intangible assets is $587,000 for the year ending December 31, 2012, $354,000 for 2013, $326,000 for 2014, $311,000 for 2015, $311,000 for 2016, and $1,047,000 for years thereafter.

4. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Current borrowings (at variable rates)
Credit Agreement, revolving line-of-credit	$—	$795
China Credit Facility, 6.4% at December 31, 2011	$157	$—

Total Debt	$157	$795

        The Company's amended Credit Agreement, which matures October 26, 2013, provides revolving credit up to $4 million and €3 million.

        The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Company was in compliance with all covenants at December 31, 2011.

        No principal payments are required on the revolving credit facility prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices, primarily LIBOR plus 1.5%. All borrowings are secured by substantially all the assets of the Company.

        At December 31, 2011, approximately $8,400,000 ($4 million and € 3.0 million) was available under the amended Credit Agreement and approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona ("SEK")) was available under bank overdraft facilities in Europe.

        Effective July 1, 2011, the Company obtained a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi ("RMB") 4,500,000). This facility will be used for working capital needs at the Company's China operations, and will mature in October 2012. At December 31, 2011, there was approximately $550,000 (RMB 3,500,000) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES

        The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended December 31, 2011	For the year ended December 31, 2010
Domestic	$2,821	$998
Foreign	6,698	4,168

Income before income taxes	$9,519	$5,166

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31, 2011	For the year ended December 31, 2010
Current provision:
Domestic	$302	$168
Foreign	1,190	1,028

Total current provision	1,492	1,196

Deferred provision:
Domestic	984	385
Foreign	76	—

Total deferred provision	1,060	385

Provision for income taxes	$2,552	$1,581

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2011	For the year ended December 31, 2010
Tax provision, computed at statutory rate	34.0%	34.0%
State tax, net of federal impact	1.7%	2.6%
Permanent item; adjustment to contingent consideration	(3.9)%	—%
Effect of foreign tax rate differences	(4.6)%	(6.7)%
Other	(.4)%	0.7%

Provision for income taxes	(26.8)%	30.6%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Current deferred tax assets:
Allowances and other	$587	$484
Tax credit carryforwards	—	132
Net operating loss carryforwards	749	—

Total current deferred tax assets	1,336	582
Valuation allowance	(82)	(214)

Net current deferred tax assets	$1,254	$402

Noncurrent deferred tax assets:
Employee benefit plans	$1,268	$886
Net operating loss carryforwards	—	1,303
Goodwill and Intangibles	2,349	2,695
Property, plant & equipment	50	295
Other	659	354

Total noncurrent deferred tax assets	$4,326	$5,533

Deferred tax liabilities:
Acquired property, plant and equipment and intangible assets	$756	$930
Other	217	140

Total deferred tax liabilities	$973	$1,070

        The Company has a domestic net operating loss carryforward of $2,081,000 expiring in 2025 through 2030.

        During 2010, the Company acquired foreign operating losses and tax credit carryforwards in relation to its acquisition of Agile Systems Inc. in Canada. At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from the losses and credits, and therefore valued the deferred benefit at zero. During 2011 and 2010, the Company utilized a portion of the foreign tax loss carryforward which reduced the consolidated tax provision for income taxes by $244,000 and $195,000, respectively; however, the Company has not concluded that it will ultimately realize the foreign tax carryforward on a more likely than not basis. . The Company will continue to assess its ability to utilize any portion of the tax carryforward balance and whether it should record a deferred tax asset related to this loss carryforward. Realization of the Company's recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of domestic net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2011. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2011.

        The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2007. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2006.

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

        As of December 31, 2011, the Company had 464,426 shares of Common Stock available for grant under stock incentive plans.

Stock Options

        Option activity during years 2010 and 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2009	538,950	$4.44
Granted	—
Forfeited	(122,200)
Exercised	(116,750)

Balance Outstanding, December 31, 2010	300,000	$4.93	$581,000
Granted	—
Forfeited	(91,206)
Exercised	(208,794)

Balance Outstanding, December 31, 2011	0		$0

        As of December 31, 2011, there are no outstanding options. Cash received from the exercise of stock options for the years ended December 31, 2011 and 2010 was $334,000 and $316,000, respectively. Shares issued as a result of the 208,794 options exercised in 2011 were approximately 118,000.

Stock Warrants

        As of December 31, 2011 and 2010, the Company had 0 and 300,000 warrants outstanding to purchase common stock, respectively. The warrants were exerciseable at an exercise price of $4.41. The warrants were issued May 10, 2004, in connection with an acquisition. In 2011, all of the aforementioned warrants were exercised. As permitted under the warrant agreements, the warrants

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

were exercised in cashless transactions, and the total shares issued as a result of the warrant exercises were 117,145.

Restricted Stock

        During 2011 and 2010, 130,466 and 293,235 shares of restricted stock were awarded with a weighted average value of $7.08 and $3.38 per share, respectively. Of the restricted shares granted in 2011, 40,000 shares have performance based vesting requirements. The value at the date of award is amortized to compensation expense over the related service period, which is generally three years, or over the performance period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

        The following is a summary of restricted stock activity during years 2010 and 2011:

Number of Nonvested Restricted Shares
Balance, December 31, 2009	173,712
Awarded	293,235
Forfeited	(1,849)
Vested	(86,019)

Balance, December 31, 2010	379,079
Awarded	130,466
Forfeited	(2,768)
Vested	(223,169)

Balance, December 31, 2011	283,608

        Subsequent to December 31, 2011, it was determined that the performance criteria related to the 40,000 performance based shares was achieved. The related shares will vest during the first quarter of 2012.

Share-Based Compensation Expense

Stock Options

        All stock options are fully vested, and the Company did not recognize any compensation expense relating to outstanding stock options during 2011 or 2010.

Restricted Stock

        During 2011 and 2010, compensation expense net of forfeitures of $703,000 and $800,000 was recorded, respectively. As of December 31, 2011, there was $690,000 of total unrecognized compensation expense related to restricted stock awards, of which approximately $394,000 is expected to be recognized in 2012, with the remaining amount of $296,000 in 2013 and 2014.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2011 and 2010) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan accrued for 2011 and 2010, respectively, were $437,000 and $270,000. These amounts are included in General and Administrative costs in the Consolidated Statement of Operations.

Dividends

        The Board of Directors began a quarterly dividend program in the third quarter of 2011, declaring a $0.02 per share dividend on all outstanding common shares. For the year ended December 31, 2011, a total of $0.04 per share on all outstanding shares was paid. Based on the terms of the Company's Credit Agreement, as amended, dividends paid to shareholders are acceptable, subject to the Company's compliance with the covenants under the Credit Agreement.

        For the first quarter of 2012, the Board increased the dividend to $0.025 per share on all outstanding common shares.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2011, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities and other" in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2012	$1,100
2013	786
2014	546
2015	509
2016	479
Thereafter	128

$3,548

        Rental expense was $1,270,000 and $658,000 in 2011 and 2010, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with four key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $5,028,000 and $2,955,000, respectively as of December 31, 2011 and 2010. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

Litigation

        The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company's consolidated financial position or results of operations.

8. DEFERRED COMPENSATION ARRANGEMENTS

        The Company has deferred compensation arrangements with certain key members of management. These arrangements provide the Board with the ability to make contributions based on the Company's performance and discretionary contributions based on other factors as determined by the Board. It also allows for the participants to make certain deferrals into the plan. The liability balance is composed of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2011. The amount accrued was $1,736,000 and $642,000 as of December 31, 2011 and 2010, respectively.

        In addition, the Company would contribute certain amounts to a Supplemental Executive Retirement Plan in the event of death, disability, or termination without cause, for certain key executives. As of December 31, 2011 this amount would be approximately $923,000.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$4,629	$4,493
Service cost	104	103
Employee contributions	11	11
Interest cost	264	259
Actuarial loss	789	7
Benefits paid	(241)	(244)

Projected benefit obligation at end of period	$5,556	$4,629

Change in plan assets:
Fair value of plan assets at beginning of period	$3,425	$3,031
Actual (loss) return on plan assets	(48)	374
Employee contributions	11	11
Employer contributions	271	252
Benefits and expenses paid	(241)	(243)

Fair value of plan assets at end of period	$3,418	$3,425

	December 31, 2011	December 31, 2010
Excess of projected benefit obligation over fair value of plan assets	$2,138	$1,204
Unrecognized loss	(1,881)	(837)

Accrued pension cost prior to pension adjustments	$257	$367
Required incremental liability	1,881	837

Accrued pension cost at end of period	$2,138	$1,204

        The accumulated benefit obligation for the pension plan was $5,323,000 at December 31, 2011 and $4,517,000 at December 31, 2010. The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2012 is $166,000, which all relates to the amortization of the actuarial loss.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2012	$268,000
2013	281,000
2014	285,000
2015	315,000
2016	317,000
2017 - 2021	1,733,000

        Components of net periodic pension expense included in the consolidated statements of operations for years 2011 and 2010 are as follows (in thousands):

	For the year ended December 31, 2011	For the year ended December 31, 2010
Service cost	$104	$103
Interest cost on projected benefit obligation	264	259
Amortization of net loss	51	53
Expected return on assets	(257)	(244)

Net periodic pension expense	$162	$171

        Items subject to deferred recognition are amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits from the plan. Cumulative gains and losses, including the impact of any actuarial assumption changes, are amortized to the extent that their value exceeds 10% of the greater of the Market Related Value of Assets and the Projected Benefit Obligation

        The weighted average assumptions used to determine the projected benefit obligation were as follows:

	December 31, 2011	December 31, 2010
Discount rate	4.75%	5.75%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic pension expense are as follows:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Discount rate	5.75%	6.00%
Expected long-term rate of return on plan assets	7.50%	8.00%
Rate of compensation increases	5.00%	5.00%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. The performance of the financial markets and changes in interest rates impact the funding obligations under our pension plan. Significant changes in market interest rates and decreases in the fair value of plan assets may increase our funding obligations and adversely impact our results of operations and cash flows in future periods. The expected long-term rate of return on plan assets for 2012 has been reduced to 7%.

        The Company expects to contribute approximately $439,000 to the pension plan during 2012.

        All plan assets are accounted for at fair value on a recurring basis. Fair values are determined using level one inputs, or quoted prices for identical assets in active markets on the measurement date, as discussed in Note 1.

        The pension plan assets allocation at December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010
Cash equivalents	4%	1%
Equity securities	64%	65%
Fixed income securities	32%	34%

Total	100%	100%

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,249	$1,132
Service cost	22	19
Interest cost	70	69
Actuarial loss	104	84
Benefits paid, net of participant contributions	(67)	(55)

Accumulated postretirement benefit obligation at end of period	$1,378	$1,249

Accrued postretirement benefit cost at the beginning of period	$2,195	$2,248
Net periodic postretirement cost	11	2
Employer contributions	(67)	(55)

Accrued postretirement benefit cost, prior to pension adjustments	$2,139	$2,195
Required incremental asset	(761)	(946)

Accrued postretirement benefit cost at end of period	$1,378	$1,249

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2011 and 2010 are as follows (in thousands):

	For the year ended December 31,
	2011	2010
Service cost	$22	$19
Interest cost	70	69
Amortization of prior service credit	(12)	(12)
Amortization of gain	(69)	(74)

Total benefit costs (income)	$11	$2

        The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2012 is $68,000, of which $56,000 relates to the actuarial gain and $12,000 to the prior service credit.

        Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption can have a significant effect on the amounts reported. However, the Company's current contractual obligation requires a per capita fixed Company contribution amount through December 2015.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.75% and 5.75% as of December 31, 2011 and 2010, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 5.75% for 2011 and 6.00% for 2010.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2012	$58,000
2013	57,000
2014	60,000
2015	67,000
2016	65,000
2017 - 2021	377,000

10. SEGMENT INFORMATION

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

        The Company's wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Östergrens (Solna, Sweden), and Allied Motion Canada (Waterloo, Ontario, Canada), are included in the accompanying consolidated financial statements. The Company acquired Östergrens on

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SEGMENT INFORMATION (Continued)

December 30, 2010. Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended and as of December 31,
	2011	2010
Revenues derived from foreign subsidiaries	$47,757	$26,072
Identifiable assets	25,484	22,514

        Sales to customers outside of the United States by all TUs were $51,611,000 and $32,922,000 in years 2011 and 2010, respectively.

        During years 2011 and 2010, no single customer accounted for more than 10% of total revenues.

11. FIRE LOSS AND INSURANCE RECOVERIES

        In 2008, the Company's former manufacturing facility in Chatsworth, California, sustained heavy damage from a fire. The damaged facility was being leased by the Company. The Company was fully insured for the replacement of the assets damaged in the fire and for loss of profits consequent to the business interruption due to the fire. In 2010, the Company received the final settlement of $685,000 for the business interruption losses caused by the fire. As a result of the settlement, no additional losses or recoveries are expected.

12. ACQUISITION OF ÖSTERGRENS

        On December 30, 2010, Allied Motion Technologies B.V., a wholly-owned subsidiary of Allied Motion Technologies Inc., acquired 100% of the shares of Östergrens Elmotor AB, headquartered in Solna, Sweden. Östergrens has manufacturing facilities in Sweden and China. The accompanying consolidated financial statements include the operating results of Östergrens for the year ended December 31, 2011.

        The Consolidated Statement of Operations for the year ended December 31, 2010 does not include any results from Östergrens, based on the timing of the acquisition.

Pro-forma Condensed Combined Consolidated Statement of Operations (Unaudited)

        The following presents the Company's unaudited pro forma financial information for the year ended December 31, 2010 after certain pro forma adjustments, such as additional depreciation and amortization as a result of valuation of amortizable tangible and intangible assets, interest on borrowings made by the Company to accomplish the acquisition giving effect to the acquisition of Östergrens as if it had occurred at January 1, 2010. The pro forma financial information is for information purposes only and does not purport to present what the Company's results would actually

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACQUISITION OF ÖSTERGRENS (Continued)

have been had the acquisition occurred on that date or to project the Company's results for operations for any future period:

For the year ended December 31, 2010
Revenues	$97,575
Gross margin	$27,800
Operating income	$5,340
Net income	$3,740
Diluted net income per share	$0.46

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

13. CONTINGENT CONSIDERATION

        In conjunction with the acquisition of Östergrens, the Company recorded contingent cash consideration based on the seller meeting certain performance criteria. The Company paid $332,000 of the contingent consideration in the quarter ended March 31, 2011. The remaining portion of contingent consideration was based on a multiple of the incremental profit achieved in 2011 over 2010 for certain customer projects. Based on accounting guidance management estimated this amount at the date of the acquisition. Any adjustment to this estimate is recorded in the 2011 operating results as profit or loss, depending on whether the estimate turns out to be more or less than the actual liability.

        Due to customer delays and reduced shipments during 2011 for certain of the customer projects, the actual liability was less than the original estimate recorded as of the closing date of the acquisition. The adjustment to contingent consideration was $1,101,000 and is recorded as profit in the Consolidated Statement of Operations. Because the adjustment is an adjustment to the purchase price, no income tax expense is provided on the adjustment.

        The following table displays the changes to the contingent consideration liability that relates to Customer Projects:

Contingent consideration for Customer Projects as of December 31, 2010	$2,386
Adjustment from estimated amount to actual	(1,101)
Foreign currency related adjustments	28

Contingent consideration for Customer Projects as of December 31, 2011	$1,313

        The liability, which is denominated in Swedish Krona, is expected to be paid in the first quarter of 2012.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2011 and 2010 is as follows (in thousands, except per share data):

Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,724	$28,862	$27,331	$28,024
Gross margin	7,949	8,800	8,213	8,569
Net income	1,213	1,481	1,557	2,716
Basic income per share	.15	.17	.18	.32
Diluted income per share	.14	.17	.18	.32

Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$17,422	$19,998	$22,031	$21,140
Gross margin	4,405	5,546	6,557	6,184
Net income	734	739	1,129	983
Basic income per share	.09	.09	.14	.12
Diluted income per share	.09	.09	.14	.12

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer concluded that they are effective as of December 31, 2011.

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

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010.

b)
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

c)
Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years 2011 and 2010.

d)
Consolidated Statements of Cash Flows for the years 2011 and 2010.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

  3.
  Exhibits

Exhibit No.		Subject
3.1		Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 16, 2010.)

3.2		Amended and restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed June 16, 2010.)

10.1	*	2007 Stock Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 20, 2008.)

10.2	*	Amendment No. 1 to the Year 2007 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement dated March 19, 2010.)

10.3	*	Employment Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2009.)

10.4	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard D. Smith, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2008.)

10.5	*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 6, 2011.)

10.6	*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2009.)

10.7	*	Amendment to Amended and Restated Employment Agreement for Richard S. Warzala dated and effective as of June 1, 2011 between Allied Motion Technologies, Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2011)

10.8	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2008.)

10.9	*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.)

10.10	*	Non-Employee Director Stock in Lieu of Cash Retainer Plan. (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed November 12, 2010.)

10.11		Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., as US Borrower, Precision Motor Technology B.V., as EUR Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as EUR Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K/A dated August 8, 2007.)

10.12		Waiver and First Amendment to Credit Agreement dated as of August 3, 2009 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed August 7, 2009.)

Exhibit No.	Subject
10.13	Third Amendment to Credit Agreement dated as of October 26, 2010 among Allied Motion Technologies Inc., Allied Motion Technologes B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed November 1, 2010.)

10.14	Fourth Amendment to Credit Agreement dated as of March 28, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2011).

10.15	Fifth Amendment to Credit Agreement dates as of August 3, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011).

10.16	Share Purchase Agreement by and between Allied Motion Technologies B.V. and Östergrens Holding AB dated December 16, 2010. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed December 22, 2010.)

14.1	Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.)

21	List of Subsidiaries (attached herein).

23	Consent of Ehrhardt Keefe Steiner & Hottmann PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Allied Motion Technologies Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' investment, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

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
Date: March 13, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Executive Officer and Director	March 13, 2012
/s/ RICHARD D. SMITH Richard D. Smith	Executive Chairman of the Board and Chief Financial Officer	March 13, 2012
/s/ DELWIN D. HOCK Delwin D. Hock	Chairman of the Board of Directors	March 13, 2012
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 13, 2012
/s/ GEORGE J. PILMANIS George J. Pilmanis	Director	March 13, 2012
/s/ GERALD J. LABER Gerald J. Laber	Director	March 13, 2012
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 13, 2012

Signatures	Title	Date

/s/ JOSEPH W. BAGAN Joseph W. Bagan	Director	March 13, 2012
/s/ RICHARD D. FEDERICO Richard D. Federico	Director	March 13, 2012