Form 10-Q
period 2012-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2012-05-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Number of Shares of the only class of Common Stock outstanding:  8,639,664 as of May 12, 2012

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$4,581	$9,155
Trade receivables, net of allowance for doubtful accounts of $197 and $284 at March 31, 2012 and December 31, 2011, respectively	12,543	11,689
Inventories, net	14,652	14,429
Deferred income taxes	1,097	1,254
Prepaid expenses and other assets	3,046	1,881
Total Current Assets	35,919	38,408
Property, plant and equipment, net	7,631	7,352
Deferred income taxes	4,321	4,326
Intangible assets, net	2,841	2,936
Goodwill	5,835	5,665
Total Assets	$56,547	$58,687
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	158	157
Accounts payable	6,298	6,598
Accrued liabilities	4,828	6,800
Contingent consideration	—	1,313
Income taxes payable	481	1,272
Total Current Liabilities	11,765	16,140
Deferred income taxes	970	973
Deferred compensation arrangements	1,924	1,736
Pension and post-retirement obligations	3,528	3,516
Total Liabilities	18,187	22,365
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 8,649 and 8,466 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	22,149	21,568
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	16,912	15,970
Accumulated other comprehensive income	(701)	(1,216)
Total Stockholders’ Equity	38,360	36,322
Total Liabilities and Stockholders’ Equity	$56,547	$58,687

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

		For the three months ended March 31,
		2012		2011
Revenues		$26,847		$26,724
Cost of products sold		19,210		18,775
Gross margin		7,637		7,949

Operating expenses:
Selling		1,365		1,462
General and administrative		2,947		2,966
Engineering and development		1,553		1,534
Amortization of intangible assets		174		180
Total operating expenses		6,039		6,142
Operating income		1,598		1,807

Other income (expense), net:
Interest expense		(7)		(24)
Other income, net		17		1
Total other income (expense), net		10		(23)
Income before income taxes		1,608		1,784
Provision for income taxes		(450)		(571)

Net income		$1,158		$1,213

Basic earnings per share:
Earnings per share	$0.14		$0.15
Basic weighted average common shares	8,565		8,279

Diluted earnings per share:
Earnings per share	$0.14		$0.14
Diluted weighted average common shares	8,565		8,495

Other comprehensive income, net of tax:

Foreign currency translation adjustment		515		728
Comprehensive income		$1,673		$1,941

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$1,158	$1,213
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	489	542
Other	325	218
Changes in assets and liabilities:
Trade receivables	(717)	(1,447)
Inventories, net	(42)	(995)
Prepaid expenses and other assets	(1,150)	(404)
Accounts payable	(395)	988
Accrued liabilities	(2,642)	(768)
Net cash used in operating activities	(2,974)	(653)

Cash Flows From Investing Activities:
Consideration paid for acquisition	(1,350)	(332)
Purchase of property and equipment	(586)	(428)
Net cash used in investing activities	(1,936)	(760)

Cash Flows From Financing Activities:
Dividends paid	(216)	—
Stock transactions under employee benefit stock plans	439	95
Net cash provided by financing activities	223	95

Effect of foreign exchange rate changes on cash	113	82

Net decrease in cash and cash equivalents	(4,574)	(1,236)

Cash and cash equivalents at beginning of period	9,155	3,553

Cash and cash equivalents at end of period	$4,581	$2,317

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in accumulated other comprehensive income, a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit (“TU”) are included in the results of operations as incurred.

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that was previously filed by the Company.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2012	December 31, 2011
Parts and raw materials	$11,830	$11,268
Work-in process	2,284	2,017
Finished goods	2,527	3,090
	16,641	16,375
Less reserves	(1,989)	(1,946)
Inventories, net	$14,652	$14,429

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$290	$290
Building and improvements	3,490	3,387
Machinery, equipment, tools and dies	12,987	12,633
Furniture, fixtures and other	3,253	3,037
	20,020	19,347
Less accumulated depreciation	(12,389)	(11,995)
Property, Plant and Equipment, net	$7,631	$7,352

Depreciation expense was approximately $315,000 and $362,000 for the quarters ended March 31, 2012 and 2011, respectively.

4.                                      Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options, and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

In the quarter ended March 31, 2012, 134,150 shares of unvested restricted stock were awarded at a market value of $7.13.  Of the restricted shares granted, 30,000 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the quarter ended March 31, 2012:

Number of Shares
Outstanding at beginning of period	283,608
Granted	134,150
Forfeited	—
Vested	(159,486)
Outstanding at end of Period	258,272

For the quarter ended March 31, 2012 and 2011, compensation expense, net of forfeitures, of $140,000 and $142,000 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

5.              Earnings and Dividends per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options and warrants determined utilizing the treasury stock method.  During 2012, no stock options or warrants are outstanding.  As such, there is no dilutive effect on earnings per share for 2012.  The dilutive effect of outstanding awards for the quarters ended March 31, 2011 was 215,000.

The Company declared and paid dividends of $0.025 per share in the first quarter of 2012. Total dividends paid were $216,000.  The Company began paying quarterly dividends in the third quarter of 2011.  As such, no dividends were declared or paid in the first quarter of 2011.

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, and Canada, are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended March 31,
	2012	2011

Revenues derived from foreign subsidiaries	$10,832	$12,544
Identifiable assets as of March 31,	$24,524	$25,325

Sales to customers outside of the United States by all subsidiaries were $12,330,000 and $13,449,000 during the quarters ended March 31, 2012 and 2011, respectively.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

During the quarters ended March 31, 2012 and 2011, no single customer accounted for more than 10% of total revenues.

7.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	March 31, 2012	December 31, 2011	Estimated Life
Amortizable intangible assets
Customer lists	$4,387	$4,315	8-10 years
Trade name	946	946	10 years
Design and technologies	2,649	2,575	8-10 years
Patents	24	24
Accumulated amortization	(5,165)	(4,924)
Total intangible assets	$2,841	$2,936

Amortization expense for intangible assets for the quarters ended March 31, 2012 and 2011 was $174,000 and $180,000, respectively.

8.              Goodwill

The change in the Company’s goodwill during the quarter ended March 31, 2012 is summarized in the table below (in thousands):

Balance, December 31, 2011	$5,665
Foreign currency translation	170
Balance, March 31, 2012	$5,835

9.              Contingent Consideration

The Company acquired Östergrens Elmotor AB (Östergrens), located in Stockholm, Sweden on December 30, 2010.  In conjunction with the acquisition of Östergrens, the Company recorded contingent cash consideration based on the seller meeting certain performance criteria. The Company paid $1,350,000 and $332,000 of the contingent consideration in the quarters ended March 31, 2012 and 2011, respectively. The liability was denominated in Swedish Krona.  The amount paid of $1,350,000, exceeds the amount accrued of $1,313,000 as of December 31, 2011, due to fluctuations in the Swedish Krona against the U.S. dollar.  The consideration paid was based on a multiple of the incremental profit achieved in 2011 over 2010 for certain customer projects.

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 6.4% at March 31, 2011	$158	$157

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

The Company’s Credit Agreement, which matures October 26, 2013, provides revolving credit up to $4 million and €3 million.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.  The Company was in compliance with all covenants at March 31, 2012.

At March 31, 2012, approximately $8,000,000 million ($4 million and € 3 million) was available under the amended Credit Agreement and approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi (“RMB”) 4,500,000). This facility will be used for working capital needs at the Company’s China operations, and will mature in October 2012. At March 31, 2012, there was approximately $550,000 (RMB 3,500,000) available under the facility.

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

Overview

Allied Motion has developed a long term corporate strategy with its sole focus in the motion control industry.  Allied Motion utilizes its underlying core “electro-magnetic, mechanical and electronic motion technology/know how” to provide compact, high performance products as solutions in a wide range of motion applications. The Company designs, manufactures and sells motors, electronic motion controls, gearing and optical encoders to a broad spectrum of customers throughout the world. The Company sells components individually and also provides integrated motion control solutions to customers. The Company sells its products through its own direct sales force and manufacturer’s reps and distributors. The products are manufactured at the Company’s own facilities in North America, Europe and China, and at contract manufacturing facilities in China and Eastern Europe, where the Company owns all the capital equipment and tooling and has designed and set-up the manufacturing processes in each facility.

Examples of the end products using Allied Motion’s technology in the medical and health care industries include surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics; nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps, wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC’s, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV’s, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., patient and wheelchair lifts, RV slide-outs, truck bed covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in automated material handling vehicles/robots, commercial grade floor cleaners, commercial building equipment such as welders, cable pullers and assembly tool. Several products are used in a variety of military/defense applications including inertial guided missiles, mid-range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATMs).

Allied Motion has established Solution Centers in North America and Europe to provide applications support and first point of contact for customers requiring motion control solutions. The application engineers draw upon the Technology/Know-How from all Allied Motion companies to provide the best solution for the customer and may be a single component or a solution that utilizes several components to create an integrated solution from our various Technology Units (“TUs”). Allied Motion is currently in the process of renaming it’s TU’s to incorporate the Allied Motion name first, followed by the city the Units are managed from, to replace the previous company names in parenthesis below. The list is as follows:

•                  Allied Motion Tulsa — Tulsa, Oklahoma (Emoteq Corporation)

•                  Allied Motion Owosso — Owosso, Michigan (Motor Products Corporation)

•                  Allied Motion Watertown — Watertown, New York (Stature Electric, Inc.)

•                  Allied Motion Amherst -  Amherst, New York and Waterloo, Ontario, Canada (Allied Motion Amherst and Allied Motion Canada)

•                  Allied Motion Dordrecht — Dordrecht, The Netherlands (Precision Motor Technology B.V.)

•                  Allied Motion Stockholm - Stockholm, Sweden and Ferndown, UK (Östergrens Elmotor AB)

•                  Allied Motion Changzhou — Changzhou, China (Östergrens Changzhou)

                Allied Motion also has contract production capabilities in Slovakia and China. The Company is currently in the process of setting up a Solution Center in Asia.

1st Quarter Overview

After a record year in revenues and profitability in 2011, the first quarter of 2012 had a slight growth in revenues over the first quarter of last year and maintained a diluted earnings per share of $0.14.  Sales to our medical, vehicle, and electronics markets were up, while the industrial and aerospace and defense markets were down over the first quarter of 2011.

Orders for the quarter ended March 31, 2012 were $23.0 million compared to $26.4 million in the same quarter of last year.  Backlog at March 31, 2012 was $40.9 million, reflecting a 6% increase over the backlog at the same time last year.  The increased backlog over March 31, 2011 reflect the strong orders that were received in 2011 in the Company’s served markets.  We believe that the markets we serve are recognizing the value of the Company’s motion solutions, and we continue to pursue opportunities that will increase the company’s revenues and profitability.

We continued our quarterly dividend program, and we increased our dividends per share to $.025 per share.  We believe that our cash flows can support our growth initiatives and reward our shareholders at the same time.

Strategy

Allied Motion Business Concept: Allied Motion leverages its superior expertise in electro-magnetic, mechanical and electronic motion technology/know-how to provide solutions with the most compact, differentiated products or systems that “change the game” and add value to our customers’ products. Utilizing Allied’s “One Team” Organization, our intent is to be the motion solutions leader in our selected target market segments and to focus on geographic markets where our local support provides an additional competitive advantage. We will enhance our competitive position through the creation of an Operational Excellence Team to lead the implementation of Allied Systematic Tools (AST) and drive continuous improvement in quality, cost, delivery and growth throughout the company.

Further development and promotion of our parent brand, Allied Motion, will continue in the future and a Global structure has been defined and is currently being implemented. An example of the Global structure is the One Team Sales Force which has developed nicely in North America and Europe, and we are currently establishing the same capability in Asia. Our Solution Centers differentiate us from our competition and will become functional in North America and Europe in 2012 and the foundation will be also established in Asia in 2012. Together with our One Team Sales Force, the Solution Center is the glue that allows Allied Motion to function and act as One Company, a common request from our customers.

Our platform based Product Line approach, which is where we preplan what products are required by our served market segments, provides us the capability to quickly deliver prototypes, be first in with application solutions and secure new design-in wins. While it is relatively simple to achieve this on an independent component level basis, a coordinated effort to tie all of our technologies together as systems is where the real opportunity lies and that will be our emphasis.

  An emphasis is placed on Gross Margin improvement which requires cost reduction, new products emphasizing more complete Motion Control solutions and a support structure trained to sell, apply and service our products and customers. In order to provide additional solution capabilities, additional Electronic Motion Control product offerings are required and the company continues to add new capabilities and make investments in this area.

We also plan to take our commitment to “Allied Systematic Tools”, or AST, to a new level this year as we invest in additional resources as part of our Operational Excellence Team to continuously build and utilize AST to improve efficiencies and eliminate waste throughout our Company.

We believe the strategy we have developed for the Company will accomplish our long term goals of increasing shareholder value through the continued strengthening of the foundation necessary to achieve growth in sales and profitability.

Operating Results

Quarter Ended March 31, 2012 compared to Quarter Ended March 31, 2011

NET INCOME    The Company reported net income of $1,158,000, or $0.14 per diluted share for the first quarter of 2012, compared to $1,213,000, or $0.14 per diluted share for the same quarter last year.

EBITDA AND ADJUSTED EBITDA    EBITDA was $2,104,000 for the first quarter of 2012 compared to a $2,350,000 for the same quarter last year.  Adjusted EBITDA was $2,482,000 and $2,492,000 for the first quarters of 2012 and 2011, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain non-recurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES    Revenues were $26,847,000 for the quarter ended March 31, 2012 compared to $26,724,000 for the quarter ended March 31, 2011.  Overall, the Company experienced increases in the medical, vehicle, and electronics markets, partially offset by declines in the industrial and aerospace and defense markets.

Sales to U.S. customers accounted for 54% and 50% of our sales in the first quarter of 2012 and 2011, respectively, with the balance to customers primarily in Europe, Canada, and Asia.  Sales volumes for the quarter ended March 31, 2012 increased by about 1%, but were offset by the strengthening of the dollar against the euro over the same period of last year.  Declining sales to foreign customers indicate some softening in some of the Company’s European markets.

ORDER BACKLOG    At March 31, 2012, order backlog was approximately $40.9 million, which is up 6% from the same time last year and down 7% from the backlog at December 31, 2011.

GROSS MARGINS    Gross margin as a percentage of revenues was 28% and 30% for the quarters ended March 31, 2012 and 2011, respectively.  The decrease in gross margins is partially due to the sales mix (decrease in sales of our higher margin business partially offset by increased sales of lower margin business) and partially due to a one-time charge to cover the estimated cost of replacing products in the field due to an incorrect component used by one of the Company’s suppliers.

SELLING EXPENSES    Selling expenses in the first quarter were $1,365,000 compared to $1,462,000 for the first quarter last year.  The 7% decrease is primarily related to lower expected sales incentives in 2012 when compared to 2011.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $2,947,000 in the quarter ended March 31, 2012 compared to $2,966,000 in the quarter ended March 31, 2011.  The slight decrease in general and administrative expenses is primarily due to increased headcount and salary increases, offset by lower incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $1,553,000 in the first quarter of 2012 and $1,534,000 in the same quarter last year.

AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets expense was $174,000 in the quarter ended March 31, 2012 and $180,000 in the same quarter last year.

INCOME TAXES    Provision for income taxes was $450,000 and $571,000 for the first quarters of 2012 and 2011, respectively.  The Company uses an estimate of the annual effective rate to calculate and record income taxes based on the projected results for the fiscal year and the facts and circumstances known at each interim period.  The Company is subject to tax in the U.S. and multiple other tax jurisdictions.  Judgment is required in determining the worldwide provision for income taxes and in recording the related tax assets and liabilities.  The effective income tax rate as a percentage of income before income taxes was 28% and 32% for the quarters ended March 31, 2012 and 2011, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business.  Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. For the quarter ended March 31, 2012, the charge to replace the incorrect electronic component of $238,000 is excluded from Adjusted EBITDA.  There are no non-recurring items that have been excluded from Adjusted EBITDA for the quarter ended March 31, 2011.

EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Net income	$1,158	$1,213
Interest expense	7	24
Provision for income tax	450	571
Depreciation and amortization	489	542
EBITDA	2,104	2,350
Stock compensation expense	140	142
Non-recurring expense (income)	238	—
Adjusted EBITDA	$2,482	$2,492

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $4,574,000 to a balance of $4,581,000 at March 31, 2012. This decrease compares to a smaller decrease of $1,236,000 for the same period last year. During the first quarter of 2012, operations used $2,974,000 in cash compared to $653,000 for the quarter ended March 31, 2011.  The increase in cash used in operations this year is due to higher incentive bonus payments, higher tax payments, and increased payments to vendors.

Net cash used in investing activities was $1,936,000 and $760,000 for the first quarter of 2012 and 2011, respectively. The increase includes a payment of $1,350,000, which is the final portion of consideration for the Ostergrens acquisition, and an increase of $158,000 over the same period of last year, for purchases of property and equipment.

Net cash provided by financing activities was $223,000 for the quarter ended March 31, 2012 compared to $95,000 for the same period last year. The increase in 2012 is due to more Company stock purchased by the Allied Motion Employee Stock Ownership Plan (ESOP), based on higher company contributions to the plan for 2011, offset by the dividends paid, as well as fewer share repurchases by the

Company in 2012 than 2011 for tax withholding purposes.  The Company began to pay quarterly dividends in August 2011, and thus, had not paid dividends in the first quarter of 2011.

The average outstanding borrowings for the quarter ended March 31, 2012 was $158,000.  As of March 31, 2012, the amount available to borrow under the Company’s various lines-of-credit was approximately $8,600,000.

The Company’s Credit Agreement is used for borrowing needs that may occur in the United States and Europe. The Credit Agreement provides revolving credit up to $4 million and €3 million. The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Credit Agreement expires on October 26, 2013.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company’s subsidiaries in China. There is approximately $550,000 (RMB 3,500,000) available under the facility at March 31, 2012.

The Company has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of March 31, 2012. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

As part of the Company’s quarterly cash dividend program, the Board of Directors declared a dividend, increasing the amount from $0.02 to $0.025 per share in the first quarter of 2012.

The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2011.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/12 to 01/31/12	—		—	—	—
02/01/12 to 02/29/12	3,109	(1)	$7.10	—	—
03/01/12 to 03/31/12	—		—	—	—
Total	3,109		$7.10	—	—

(1)   As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At March 31, 2012, the Company did not have an authorized stock repurchase plan in place.

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 10, 2012.  At the annual meeting, the stockholders of the Company (i) elected the nine director nominees and (ii) ratified the appointment of Ehrhardt Keefe Steiner Hottman PC (“EKS&H”) as the Company’s independent registered public accounting firm for the 2012 fiscal year.

The results of the voting for the nine director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non- votes
D.D. Hock	4,694,708	11,039	34,221	3,083,840
Gerald J. Laber	4,696,050	9,689	34,229	3,083,840
G.J. Pilmanis	4,692,904	12,835	34,229	3,083,840
M.M. Robert	4,694,985	10,762	34,221	3,083,840
S.R. (Rollie) Heath, Jr.	4,695,106	10,841	34,021	3,083,840
Joseph W. Bagan	4,669,572	37,175	33,221	3,083,840
Richard D. Federico	4,683,682	22,065	34,221	3,083,840
R.D. Smith	4,687,017	18,730	34,221	3,083,840
R.S. Warzala	4,692,023	13,724	34,221	3,083,840

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2012 fiscal year were as follows:

For	Against	Abstentions
7,773,394	35,048	15,366

Item 6.    Exhibits

(a)                            Exhibits

10.1               Sixth Amendment to Credit Agreement dated as of April 20, 2012, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited.

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

101      The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.*

*          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 14, 2012	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith

Executive Chairman of the Board and Chief Financial Officer