Form 10-Q
period 2012-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2012-08-08
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Number of Shares of the only class of Common Stock outstanding:  8,647,332 as of August 6, 2012

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$6,723	$9,155
Trade receivables, net of allowance for doubtful accounts of $185 and $284 at June 30, 2012 and December 31, 2011, respectively	12,459	11,689
Inventories, net	15,065	14,429
Deferred income taxes	1,126	1,254
Prepaid expenses and other assets	2,973	1,881
Total Current Assets	38,346	38,408
Property, plant and equipment, net	8,161	7,352
Deferred income taxes	4,178	4,326
Intangible assets, net	2,525	2,936
Goodwill	5,502	5,665
Total Assets	$58,712	$58,687

Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	159	157
Accounts payable	7,698	6,598
Accrued liabilities	4,955	6,800
Income taxes payable	305	1,272
Contingent consideration	—	1,313
Total Current Liabilities	13,117	16,140
Deferred income taxes	878	973
Deferred compensation arrangements	2,155	1,736
Pension and post-retirement obligations	3,481	3,516
Total Liabilities	19,631	22,365
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 8,647 and 8,466 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	22,210	21,568
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	18,527	15,970
Accumulated other comprehensive income (loss)	(1,656)	(1,216)
Total Stockholders’ Equity	39,081	36,322
Total Liabilities and Stockholders’ Equity	$58,712	$58,687

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues	$26,836	$28,862	$53,683	$55,586
Cost of products sold	18,685	20,062	37,895	38,837
Gross margin	8,151	8,800	15,788	16,749

Operating costs and expenses:
Selling	1,290	1,489	2,655	2,951
General and administrative	2,884	3,394	5,831	6,360
Engineering and development	1,563	1,550	3,116	3,084
Amortization of intangible assets	166	187	340	367
Total operating expenses	5,903	6,620	11,942	12,762
Operating income	2,248	2,180	3,846	3,987

Other (income) expense, net:
Interest expense	3	23	10	47
Other (income), net	(279)	(21)	(296)	(22)
Total other (income) expense, net	(276)	2	(286)	25
Income before income taxes	2,524	2,178	4,132	3,962
Provision for income taxes	(707)	(697)	(1,157)	(1,268)

Net income	$1,817	$1,481	$2,975	$2,694

Earnings per share	$0.21	$0.17	$0.35	$0.32
Basic weighted average common shares	8,675	8,477	8,621	8,374

Diluted earnings per share:
Earnings per share	$0.21	$0.17	$0.35	$0.32
Diluted weighted average common shares	8,675	8,523	8,621	8,539

Other comprehensive income, net of tax:

Foreign currency translation adjustment	(955)	153	(440)	881
Comprehensive income	$862	$1,634	$2,535	$3,575

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$2,975	$2,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	980	1,092
Other	625	520
Changes in assets and liabilities:
Trade receivables	(872)	(1,441)
Inventories, net	(856)	(1,107)
Prepaid expenses and other assets	(1,103)	(720)
Accounts payable	1,198	774
Accrued liabilities	(2,371)	166
Net cash provided by operating activities	576	1,978

Cash Flows From Investing Activities:
Consideration paid for acquisition	(1,350)	(332)
Purchase of property and equipment	(1,532)	(993)
Net cash used in investing activities	(2,882)	(1,325)

Cash Flows From Financing Activities:
Repayments on lines-of-credit, net	—	(561)
Dividends paid	(418)	—
Stock transactions under employee benefit stock plans	347	131
Net cash used in financing activities	(71)	(430)

Effect of foreign exchange rate changes on cash	(55)	84

Net (decrease) increase in cash and cash equivalents	(2,432)	307

Cash and cash equivalents at beginning of period	9,155	3,553

Cash and cash equivalents at end of period	$6,723	$3,860

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

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2012	December 31, 2011
Parts and raw materials	$11,160	$11,268
Work-in process	2,540	2,017
Finished goods	3,304	3,090
	17,004	16,375
Less reserves	(1,939)	(1,946)
Inventories, net	$15,065	$14,429

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$290	$290
Building and improvements	3,721	3,387
Machinery, equipment, tools and dies	13,040	12,633
Furniture, fixtures and other	3,559	3,037
	20,610	19,347
Less accumulated depreciation	(12,449)	(11,995)
Property, Plant and Equipment, net	$8,161	$7,352

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options, and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

In the six months ended June 30, 2012, 134,150 shares of unvested restricted stock were awarded at a weighted average value of $7.13.   Of the restricted shares granted, 30,000 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

The following is a summary of restricted stock activity during the six months ended June 30, 2012:

Number of Shares
Outstanding at beginning of period	283,608
Granted	134,150
Forfeited	(499)
Vested	(159,069)
Outstanding at end of Period	258,190

For the quarters ended June 30, 2012 and 2011, stock compensation expense, net of forfeitures, of $146,000 and $181,000 was recorded, respectively.    For the six-months ended June 30, 2012 and 2011, stock compensation expense, net of forfeitures, of $286,000 and $323,000 was recorded, respectively.

5.              Earnings and Dividends per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options and warrants determined utilizing the treasury stock method.  During 2012, no stock options or warrants are outstanding.  As such, there is no dilutive effect on earnings per share for 2012.  The dilutive effect of outstanding stock option awards for the quarter and six months ended June 30, 2011 was 46,000 and 165,000 shares, respectively.

The Company declared and paid two quarterly dividends of $0.025 per share in the first six months of 2012. Total dividends paid were $418,000.  The Company began paying quarterly dividends in the third quarter of 2011.  As such, no dividends were declared or paid in the first six months of 2011.

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

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Asia, and Canada, are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Revenues derived from foreign subsidiaries	$11,482	$12,467	$22,314	$25,011

Identifiable assets as of June 30,	$24,739	$25,637

Sales to customers outside of the United States by all subsidiaries were $11,403,000 and $13,383,000 during the quarters ended June 30, 2012 and 2011, respectively, and $23,733,000 and $26,837,000 for the six months ended June 30, 2012 and 2011, respectively.

During the quarters and six months ended June 30, 2012 and 2011, no single customer accounted for more than 10% of total revenues.

7.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	June 30, 2012	December 31, 2011	Estimated Life
Amortizable intangible assets
Customer lists	$4,246	$4,315	8-10 years
Trade name	946	946	10 years
Design and technologies	2,505	2,575	8-10 years
Patents	24	24
Accumulated amortization	(5,196)	(4,924)
Total intangible assets	$2,525	$2,936

Amortization expense for intangible assets was $166,000 and $187,000 for the quarters ended June 30, 2012 and 2011, respectively, and $340,000 and $367,000 for the six months ended June 30, 2012 and 2011, respectively.

8.              Goodwill

The change in the Company’s goodwill during the six months ended June 30, 2012 is summarized in the table below (in thousands):

Balance, December 31, 2011	$5,665
Currency translation	(163)
Balance, June 30, 2012	$5,502

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

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

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 5.9% at June 30, 2012	$159	$157

The Company’s Credit Agreement, which matures October 26, 2013, provides revolving credit up to $4 million and €3 million.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.   The Company was in compliance with all covenants at June 30, 2012.

As of June 30, 2012, approximately $7,700,000 million ($4 million and € 3.0 million) was available under the amended Credit Agreement and approximately $675,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi (“RMB”) 4,500,000). This facility will be used for working capital needs at the Company’s China operations, and will mature in October 2012. At June 30, 2012, there was approximately $550,000 (RMB 3,500,000) available under the facility.

11.       Other Income

In the quarter ended June 30, 2012, the Company received a payment from a former landlord for early termination of the Company’s building lease in Sweden, which amounted to $301,000, net of moving expenses.  The amount has been included in Other income on the Condensed Consolidated Statement of Income and Comprehensive Income for the quarter and six months ended June 30, 2012.

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

Allied Motion has established Solution Centers in North America and Europe to provide applications support and first point of contact for customers requiring motion control solutions. The application engineers draw upon the Technology/Know-How from all Allied Motion companies to provide the best solution for the customer, which may be a single component or a solution that utilizes several components to create an integrated solution from our various Technology Units (“TUs”). Allied Motion is currently in the process of renaming it’s TU’s to incorporate the Allied Motion name first, followed by the city the Units are managed from, to replace the previous company names in parenthesis below. The list is as follows:

•                  Allied Motion Tulsa – Tulsa, Oklahoma (Emoteq Corporation)

•                  Allied Motion Owosso – Owosso, Michigan (Motor Products Corporation)

•                  Allied Motion Watertown – Watertown, New York (Stature Electric, Inc.)

•                  Allied Motion Amherst -  Amherst, New York and Waterloo, Ontario, Canada (Allied Motion Amherst and Allied Motion Canada)

•                  Allied Motion Dordrecht – Dordrecht, The Netherlands (Precision Motor Technology B.V.)

•                  Allied Motion Stockholm – Stockholm, Sweden and Ferndown, UK (Östergrens Elmotor AB)

•                  Allied Motion Changzhou – Changzhou, China (Östergrens Changzhou)

Allied Motion also has contract production capabilities in Slovakia and China. The Company is currently in the process of setting up a Solution Center in Asia.

2nd Quarter Overview

In the second quarter of 2012, diluted earnings per share of $0.21 was up 19% when compared to the second quarter of 2011, and net income of $1,817,000 was up 23% when compared to the 2nd quarter of 2011.  Revenues were down 7% when compared to the second quarter of last year.  Four percent of the seven percent decrease is due to the weakening of the Euro and Swedish Krona against the dollar when compared to the second quarter of 2011.  Sales to our industrial markets were down, partially offset by increased sales into our medical markets.  Other markets were flat against the same period of last year.

Orders for the quarter ended June 30, 2012 were $23.7 million compared to $25.6 million in the same quarter of last year, down 7%.  Backlog at June 30, 2012 was $36.7 million, reflecting a 3% increase over the backlog at the same time last year.  Backlog is down 10% from the end of the first quarter and down 17% from the end of 2011.  Backlog from quarter to quarter can fluctuate significantly based on customers’ order patterns and the timing of release of products.  Although a softening in the marketplace has occurred, we believe that the markets we serve are recognizing the value of the Company’s motion solutions, and we continue to pursue opportunities that will increase the company’s revenues and profitability.

We continued our quarterly dividend program, declaring another $0.025 per share dividend for shareholders on August 1, 2012, totaling to $0.075 per share year to date through the August 2012 dividend.  We believe that our cash flows can support our growth initiatives and reward our shareholders at the same time.

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

Operating Results

Quarter Ended June 30, 2012 compared to Quarter Ended June 30, 2011

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2012	2011	$	%
Revenues	$26,836	$28,862	$(2,026)	(7)%
Cost of products sold	18,685	20,062	(1,377)	(7)%
Gross margin	8,151	8,800	(649)	(7)%
Gross margin percentage	30%	30%	—	—

Operating costs and expenses:
Selling	1,290	1,489	(199)	(13)%
General and administrative	2,884	3,394	(510)	(15)%
Engineering and development	1,563	1,550	13	1%
Amortization of intangible assets	166	187	(21)	(11)%
Total operating costs and expenses	5,903	6,620	(717)	(11)%
Operating income	2,248	2,180	68	3%
Interest expense	3	23	(20)	(87)%
Other (income), net	(279)	(21)	258	1,229%
Income before income taxes	2,524	2,178	346	16%
Provision for income taxes	(707)	(697)	(10)	(1)%
Net income	$1,817	$1,481	$336	23%

NET INCOME    The Company reported net income of $1,817,000, or $0.21 per diluted share for the quarter ended June 30, 2012, compared to $1,481,000, or $0.17 per diluted share for the same quarter last year.

EBITDA AND ADJUSTED EBITDA    EBITDA was $3,018,000 for the second quarter of 2012 compared to a $2,751,000 for the same quarter last year.  Adjusted EBITDA was $2,863,000 and $2,932,000 for the second quarter of 2012 and 2011, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain nonrecurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES    Revenues were $26,836,000 for the quarter ended June 30, 2012 compared to $28,862,000 for the quarter ended June 30, 2011, a 7% decrease.  The decrease in revenues is primarily due to lower sales into the industrial and distribution markets, partially offset by increased sales into the medical markets.  The Company experienced flat sales into the vehicle, electronics, and aerospace and defense markets against the same period of the prior year.

Sales to U.S. customers accounted for 58% and 54% of our sales in the quarter ended June 30, 2012 and 2011, respectively, with the balance to customers primarily in Europe, Asia and Canada.  Of the 7% decrease in sales, 2.5% is due to lower volumes, and 4.5% due to the Euro and Swedish Krona weakening against the dollar.

ORDER BACKLOG    At June 30, 2012, order backlog was approximately $36.7 million, which is up 3% from the same time last year, and down 17% from the backlog at December 31, 2011.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% for the quarters ended June 30, 2012 and 2011, respectively.

SELLING EXPENSES    Selling expenses were $1,290,000 compared to $1,489,000 for the quarters ended June 30, 2012 and 2011, respectively.  The 13% decrease is primarily due to a decrease in the Company’s sales force in Sweden and in sales incentive compensation when compared to the same quarter of last year.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $2,884,000 in the quarter ended June 30, 2012 compared to $3,394,000 in the quarter ended June 30, 2011.  The 15% decrease is primarily a result of lower compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $1,563,000 in the second quarter of 2012 and $1,550,000 in the same quarter last year.

AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets expense was $166,000 in the quarter ended June 30, 2012 and $187,000 in the same quarter last year.  The 11% decrease is primarily due to the weakening of the Euro when compared to the same period of last year.

OTHER INCOME, NET    Other income was $279,000 in the quarter ended June 30, 2012, primarily due to a payment received from a former landlord for early termination of the Company’s building lease in Sweden, net of moving expenses.

INCOME TAXES    Provision for income taxes was $707,000 and $697,000 for the quarters ended June 30, 2012 and 2011, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 28% and 32% for the quarters ended June 30, 2012 and 2011, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.  The effective rate is lower over the same quarter of last year primarily due to changes in the income mix by jurisdiction.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2012	2011	$	%
Revenues	$53,683	$55,586	$(1,903)	(3)%
Cost of products sold	37,895	38,837	(942)	(2)%
Gross margin	15,788	16,749	(961)	(6)%
Gross margin percentage	29%	30%	—	(1)%

Operating costs and expenses:
Selling	2,655	2,951	(296)	(10)%
General and administrative	5,831	6,360	(529)	(8)%
Engineering and development	3,116	3,084	32	1%
Amortization of intangible assets	340	367	(27)	(7)%
Total operating expenses	11,942	12,762	(820)	(6)%
Operating income	3,846	3,987	(141)	(4)%
Interest expense	10	47	(37)	(79)%
Other (income) , net	(296)	(22)	(274)	(1245)%
Income before income taxes	4,132	3,962	170	4%
Provision for income taxes	(1,157)	(1,268)	(111)	(9)%
Net income	$2,975	$2,694	$281	10%

NET INCOME    The Company reported net income of $2,975,000 or $0.35 per diluted share for the six months ended June 30, 2012, compared to $2,694,000 or $0.32 per diluted share for the six months ended June 30, 2011.

EBITDA AND ADJUSTED EBITDA    EBITDA was $5,122,000 for the six months ended June 30, 2012 compared to a $5,101,000 for the same period last year.  Adjusted EBITDA was $5,345,000 and $5,424,000 for the six months ended June 30, 2012 and 2011, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain nonrecurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES    Revenues were $53,683,000 for the six months ended June 30, 2012 compared to $55,586,000 for the six months ended June 30, 2011.  The 3% decrease in revenues reflects lower sales into the industrial, distribution and aerospace and defense markets, partially offset by increased sales into the medical and vehicle markets, with other markets remaining flat against the same period of the prior year.

Sales to U.S. customers accounted for 56% and 52% of our sales in the first six months of 2012 and 2011, respectively, with the balance to customers primarily in Europe, Canada and Asia.  Of the 3% decrease in sales, 2.5% is due to the weakening of the Euro and the Swedish Krona against the dollar and 0.5% is due to lower volumes.

GROSS MARGINS    Gross margin as a percentage of revenues was 29% and 30% for the six months ended June 30, 2012 and 2011, respectively.  The decrease in gross margins is due to a one-time charge in the first quarter to cover the estimated cost of replacing products in the field due to an incorrect component used by one of the Company’s suppliers.

SELLING EXPENSES    Selling expenses were $2,655,000 and $2,951,000 for the six months ended June 30, 2012 and 2011 respectively.  The 10% decrease is primarily due to a decrease in the Company’s sales force in Sweden and in sales incentive compensation when compared to the same quarter of last year.

GENERAL AND ADMINISTRATIVE EXPENSES    General and administrative expenses were $5,831,000 for the six months ended June 30, 2012 compared to $6,360,000 for the six months ended June 30, 2011.  The 8% decrease is primarily a result of lower compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES    Engineering and development expenses were $3,116,000 for the six months ended June 30, 2012 and $3,084,000 for the same period last year.

AMORTIZATION OF INTANGIBLE ASSETS    Amortization of intangible assets was $340,000 for the six months ended June 30, 2012 and $367,000 for the same period last year.  The 7% decrease is the result of the weakening of the Euro against the dollar over the same period of last year.

OTHER INCOME, NET    Other income was $296,000 for the six months ended June 30, 2012.  The income reported is primarily due to payment received from a former landlord for early termination of the Company’s building lease in Sweden, net of moving expenses.

INCOME TAXES    Provision for income taxes was $1,157,000 and $1,268,000 for the six months ended June 30, 2012 and 2011, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 28% and 32% for the six months ended June 30, 2012 and 2011, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.  The effective rate is lower over the same period of last year primarily due to change in the income mix by jurisdiction.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business.  Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. For the quarter ended June 30, 2012, the income from a former landlord, net of moving expenses, of $301,000 has been excluded from adjusted EBITDA.  For the six months ended June 30, 2012, a charge of $238,000 in the first quarter to replace an incorrect electronic component and the income from former landlord of $301,000 are excluded from Adjusted EBITDA.

EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income	$1,817	$1,481	$2,975	$2,694
Interest expense	3	23	10	47
Provision for income tax	707	697	1,157	1,268
Depreciation and amortization	491	550	980	1,092
EBITDA	3,018	2,751	5,122	5,101
Stock compensation expense	146	181	286	323
Non-recurring expense (income)	(301)	—	(63)	—
Adjusted EBITDA	$2,863	$2,932	$5,345	$5,424

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $2,142,000 in the quarter ended June 30, 2012.  For the first six months of 2012, cash decreased $2,432,000 to a balance of $6,723,000 at June 30, 2012. This decrease compares to an increase in cash of $307,000 for the same period last year. During the first six months of 2012, operations provided $576,000 in cash

compared to $1,978,000 for the same period last year.   The decrease in cash provided from operations this year is due to higher incentive bonus payments and higher tax payments.

Net cash used in investing activities was $2,882,000 and $1,325,000 for the six months ended June 30, 2012 and 2011, respectively. The increase includes a payment of $1,350,000, which is the final portion of consideration for the Östergrens acquisition, and an increase in purchases of property and equipment of $539,000 over the same period of last year.

Net cash used in financing activities was $71,000 for the six months ended June 30, 2012 compared to $430,000 for the same period last year. The decrease in cash used in 2012 is primarily due to the Company paying off debt in the first six months of 2011.  The activity in 2012 consists of dividend payments to shareholders, primarily offset by more Company stock purchased by the Allied Motion Employee Stock Ownership Plan (ESOP), based on higher company contributions to the plan for 2011.  The Company began to pay quarterly dividends in August 2011, and thus, had not paid dividends in the first six months of 2011.

The average outstanding borrowings for the six months ended June 30, 2012 was $158,000.  As of June 30, 2012, the amount available to borrow under the Company’s various lines-of-credit was approximately $8,250,000.

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

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company’s subsidiaries in China. There is approximately $550,000 (RMB 3,500,000) available under the facility at June 30, 2012.

The Company has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of June 30, 2012. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

As part of the Company’s quarterly cash dividend program, the Board of Directors declared a dividend for shareholders as of August 13, 2012.  Dividends per share through the first six months of 2012 were $0.05 per share.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

04/01/12 to 04/30/12	—		—	—	—
05/01/12 to 05/31/12	9,502	(1)	$7.37	—	—
06/01/12 to 06/30/12	—		—	—	—
Total	9,502		$7.37	—	—

(1)          As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At June 30, 2012, the Company did not have an authorized stock repurchase plan in place.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.*

*                           Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 8, 2012	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Executive Chairman of the Board and Chief Financial Officer