Form 10-Q
period 2012-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2012-11-14
CIK 46129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Number of Shares of the only class of Common Stock outstanding:  8,650,482 as of November 14, 2012

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$6,257	$9,155
Trade receivables, net of allowance for doubtful accounts of $190 and $284 at September 30, 2012 and December 31, 2011, respectively	12,929	11,689
Inventories, net	15,586	14,429
Deferred income taxes	1,170	1,254
Prepaid expenses and other assets	3,133	1,881
Total Current Assets	39,075	38,408
Property, plant and equipment, net	8,353	7,352
Deferred income taxes	3,958	4,326
Intangible assets, net	2,450	2,936
Goodwill	5,625	5,665
Total Assets	$59,461	$58,687
Liabilities and Stockholders’ Investment
Current Liabilities:
Debt obligations	158	157
Accounts payable	6,202	6,598
Accrued liabilities	5,415	6,800
Income taxes payable	264	1,272
Contingent consideration	—	1,313
Total Current Liabilities	12,039	16,140
Deferred income taxes	903	973
Deferred compensation arrangements	2,257	1,736
Pension and post-retirement obligations	3,328	3,516
Total Liabilities	18,527	22,365
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 8,649 and 8,466 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22,378	21,568
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	19,637	15,970
Accumulated other comprehensive income (loss)	(1,081)	(1,216)
Total Stockholders’ Equity	40,934	36,322
Total Liabilities and Stockholders’ Equity	$59,461	$58,687

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues	$24,316	$27,331	$77,999	$82,917
Cost of products sold	17,217	19,118	55,112	57,955
Gross margin	7,099	8,213	22,887	24,962

Operating costs and expenses:
Selling	1,143	1,320	3,798	4,271
General and administrative	2,474	3,030	8,305	9,390
Engineering and development	1,454	1,417	4,570	4,501
Amortization of intangible assets	126	185	466	552
Total operating expenses	5,197	5,952	17,139	18,714
Operating income	1,902	2,261	5,748	6,248

Other (income) expense, net:
Interest expense	2	21	12	68
Other (income), net	(42)	78	(338)	56
Total other (income) expense, net	(40)	99	(326)	124
Income before income taxes	1,942	2,162	6,074	6,124
Provision for income taxes	(621)	(605)	(1,778)	(1,873)

Net income	$1,321	$1,557	$4,296	$4,251

Earnings per share	$0.15	$0.18	$0.50	$0.51
Basic weighted average common shares	8,673	8,497	8,637	8,415

Diluted earnings per share:
Earnings per share	$0.15	$0.18	$0.50	$0.50
Diluted weighted average common shares	8,673	8,511	8,637	8,564

Other comprehensive income, net of tax:

Foreign currency translation adjustment	305	(836)	(135)	45
Comprehensive income	$1,626	$721	$4,161	$4,296

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$4,296	$4,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,361	1,631
Restricted Stock Compensation Expense	446	514
Other	692	318
Changes in assets and liabilities:
Trade receivables	(1,244)	(2,486)
Inventories, net	(1,203)	(2,137)
Prepaid expenses and other assets	(1,254)	(759)
Accounts payable	(371)	782
Accrued liabilities	(2,076)	1,462
Net cash provided by operating activities	647	3,576

Cash Flows From Investing Activities:
Consideration paid for acquisition	(1,350)	(332)
Purchase of property and equipment	(2,021)	(1,339)
Net cash used in investing activities	(3,371)	(1,671)

Cash Flows From Financing Activities:
Repayments on lines-of-credit, net	—	(401)
Dividends paid	(629)	(163)
Stock transactions under employee benefit stock plans	355	163
Net cash used in financing activities	(274)	(401)

Effect of foreign exchange rate changes on cash	100	(108)

Net increase(decrease) in cash and cash equivalents	(2,898)	1,396

Cash and cash equivalents at beginning of period	9,155	3,553

Cash and cash equivalents at end of period	$6,257	$4,949

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

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2012	December 31, 2011
Parts and raw materials	$11,335	$11,268
Work-in process	2,571	2,017
Finished goods	3,749	3,090
	17,655	16,375
Less reserves	(2,069)	(1,946)
Inventories, net	$15,586	$14,429

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$290	$290
Building and improvements	3,681	3,387
Machinery, equipment, tools and dies	13,371	12,633
Furniture, fixtures and other	3,523	3,037
	20,865	19,347
Less accumulated depreciation	(12,512)	(11,995)
Property, Plant and Equipment, net	$8,353	$7,352

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options, and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

In the nine months ended September 30, 2012, 134,150 shares of unvested restricted stock were awarded at a weighted average value of $7.13.  Of the restricted shares granted, 30,000 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

The following is a summary of restricted stock activity during the nine months ended September 30, 2012:

Number of Shares
Outstanding at beginning of period	283,608
Granted	134,150
Forfeited	(1,398)
Vested	(159,236)
Outstanding at end of Period	257,124

For the quarters ended September 30, 2012 and 2011, stock compensation expense, net of forfeitures, of $160,000 and $191,000 was recorded, respectively.  For the nine-months ended September 30, 2012 and 2011, stock compensation expense, net of forfeitures, of $446,000 and $514,000 was recorded, respectively.

5.              Earnings and Dividends per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock options and warrants determined utilizing the treasury stock method.  During 2012, no stock options or warrants are outstanding.  As such, there is no dilutive effect on earnings per share for 2012.  The dilutive effect of outstanding stock option awards for the quarter and nine months ended September 30, 2011 was 14,000 and 148,000 shares, respectively.

The Company declared and paid three quarterly dividends of $0.025 per share in the first nine months of 2012. Dividends paid during the quarter and nine months ended September 30, 2012, were $211,000 and $629,000, respectively.  The Company began paying quarterly dividends in the third quarter of 2011.  As such, dividends paid in the quarter and nine months ended September 30, 2011 were $163,000.

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

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Asia, and Canada, are included in the accompanying consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues derived from foreign subsidiaries	$9,771	$11,263	$32,085	$36,274

Identifiable assets as of September 30,	$25,335	$26,022

Sales to customers outside of the United States by all subsidiaries were $10,172,000 and $11,989,000 during the quarters ended September 30, 2012 and 2011, respectively, and $33,905,000 and $38,826,000 for the nine months ended September 30, 2012 and 2011, respectively.

During the quarters and nine months ended September 30, 2012 and 2011, no single customer accounted for more than 10% of total revenues.

7.              Intangible Assets

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	September 30, 2012	December 31, 2011	Estimated Life
Amortizable intangible assets
Customer lists	$4,298	$4,315	8-10 years
Trade name	946	946	10 years
Design and technologies	2,558	2,575	8-10 years
Patents	24	24
Accumulated amortization	(5,376)	(4,924)
Total intangible assets	$2,450	$2,936

Amortization expense for intangible assets was $126,000 and $185,000 for the quarters ended September 30, 2012 and 2011, respectively, and $466,000 and $552,000 for the nine months ended September 30, 2012 and 2011, respectively.

8.              Goodwill

The change in the Company’s goodwill during the nine months ended September 30, 2012 is summarized in the table below (in thousands):

Balance, December 31, 2011	$5,665
Currency translation	(40)
Balance, September 30, 2012	$5,625

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

10.       Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 5.9% at September 30, 2012	$158	$157

In October 2012, the Company’s Credit Agreement was extended one year, and will now mature October 26, 2014.  The Credit Agreement provides revolving credit up to $4 million and €3 million.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.   The Company was in compliance with all covenants at September 30, 2012.

As of September 30, 2012, approximately $7,850,000 ($4 million and € 3.0 million) was available under the amended Credit Agreement and approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi (“RMB”) 4,500,000). This facility will be used for working capital needs at the Company’s China operations. In October 2012, the Facility was extended one year, and will mature in October 2013. At September 30, 2012, there was approximately $542,000 (RMB 3,500,000) available under the facility.

11.       Other Income

In the quarter ended June 30, 2012, the Company received a payment from a former landlord for early termination of the Company’s building lease in Sweden, which amounted to $301,000, net of moving expenses.  The amount has been included in Other income on the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2012.

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

•                  Allied Motion Owosso — Owosso, Michigan (Motor Products Corporation)

•                  Allied Motion Watertown — Watertown, New York (Stature Electric, Inc.)

•                  Allied Motion Amherst -  Amherst, New York and Waterloo, Ontario, Canada (Allied Motion Amherst and Allied Motion Canada)

•                  Allied Motion Dordrecht — Dordrecht, The Netherlands (Precision Motor Technology B.V.)

•                  Allied Motion Stockholm  — Stockholm, Sweden and Ferndown, UK  (Östergrens Elmotor AB)

•                  Allied Motion Changzhou — Changzhou, China (Östergrens Changzhou)

Allied Motion also has contract production capabilities in Slovakia and China. The Company is currently in the process of setting up a Solution Center in Asia.

3rd Quarter Overview

In the third quarter of 2012, diluted earnings per share of $0.15 was down $0.03 per share, or 17% when compared to the third quarter of 2011, and net income of $1,321,000 was down 15% when compared to the 3rd quarter of 2011 .  Revenues were down 11% when compared to the third quarter of last year.  Three percent of the 11 percent decrease is due to the strengthening of the dollar against the Euro and Swedish Krona when compared to the third quarter of 2011.  All markets were down in the third quarter when compared against the same quarter of last year.

Orders for the quarter ended September 30, 2012 were $20.2 million compared to $34.4 million in the same quarter of last year, down 41%.  Backlog at September 30, 2012 was $33.2 million, reflecting a 20% decrease over the backlog at the same time last year.  Backlog is down 25% from the end of 2011.  Backlog from quarter to quarter can fluctuate significantly based on customers’ order patterns and the timing of placement of long-term blanket orders.  Although a softening in the marketplace has occurred, we believe that the markets we serve are recognizing the value of the Company’s motion solutions, and we continue to pursue opportunities that will increase the Company’s revenues and profitability.

We continued our quarterly cash dividend program, with the Board of Directors declaring another $0.025 per share dividend for shareholders payable on November 23, 2012 to shareholders of record on November 12, 2012, totaling to $0.10 per share year to date through the October 2012 dividend.  We believe that our cash flows can support our growth initiatives and reward our shareholders at the same time.

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

Further development and promotion of our parent brand, Allied Motion, will continue in the future and a Global structure has been defined and is currently being implemented. An example of the Global structure is the One Team Sales Force which has developed well in North America and Europe, and we are currently establishing the same capability in Asia. Our Solution Centers differentiate us from our competition and will become functional in North America and Europe in 2012 and the foundation will be also established in Asia in 2012. Together with our One Team Sales Force, the Solution Center is the glue that allows Allied Motion to function and act as One Company, a common request from our customers.

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

Operating Results

Quarter Ended September 30, 2012 compared to Quarter Ended September 30, 2011

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2012	2011	$	%
Revenues	$24,316	$27,331	$(3,015)	(11)%
Cost of products sold	17,217	19,118	(1,901)	(10)%
Gross margin	7,099	8,213	(1,114)	(14)%
Gross margin percentage	29%	30%	—	—

Operating costs and expenses:
Selling	1,143	1,320	(177)	(13)%
General and administrative	2,474	3,030	(556)	(18)%
Engineering and development	1,454	1,417	37	3%
Amortization of intangible assets	126	185	(59)	(32)%
Total operating costs and expenses	5,197	5,952	(755)	(13)%
Operating income	1,902	2,261	(359)	(16)%
Interest expense	2	21	(19)
Other (income), net	(42)	78	(120)
Income before income taxes	1,942	2,162	(220)	(10)%
Provision for income taxes	(621)	(605)	16	3%
Net income	$1,321	$1,557	$(236)	(15)%

NET INCOME  The Company reported net income of $1,321,000, or $0.15 per diluted share for the quarter ended September 30, 2012, compared to $1,557,000, or $0.18 per diluted share for the same quarter last year.

EBITDA AND ADJUSTED EBITDA  EBITDA was $2,325,000 for the third quarter of 2012 compared to $2,722,000 for the same quarter last year.  Adjusted EBITDA was $2,485,000 and $2,913,000 for the third quarter of 2012 and 2011, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain nonrecurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES  Revenues were $24,316,000 for the quarter ended September 30, 2012 compared to $27,331,000 for the quarter ended September 30, 2011, an 11% decrease.  The 11% decrease in revenues is due to lower sales in almost all markets with the exception of our vehicle market which experienced flat sales for the quarter against the same period of the prior year.

Sales to U.S. customers accounted for 58% and 56% of our sales in the quarter ended September 30, 2012 and 2011, respectively, with the balance to customers primarily in Europe, Sweden, Asia and Canada.  Of the 11% decrease in sales, 8% is due to lower volumes, and 3% due to the Euro and Swedish Krona weakening against the dollar.

ORDER BACKLOG  At September 30, 2012, order backlog was approximately $33.2 million, which is down 20% from the same time last year, and down 25% from the backlog at December 31, 2011.

GROSS MARGINS  Gross margin as a percentage of revenues was 29% and 30% for the quarters ended September 30, 2012 and 2011, respectively.  Gross Margins are down 1% from last year primarily due to lower fixed overhead absorption based on the lower sales in the third quarter of 2012 compared the third quarter of 2011.

SELLING EXPENSES   Selling expenses were $1,143,000 compared to $1,320,000 for the quarters ended September 30, 2012 and 2011, respectively.  The 13% decrease is primarily due to a decrease in the Company’s sales force in Europe and in sales incentive compensation when compared to the same quarter of last year.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses were $2,474,000 in the quarter ended September 30, 2012 compared to $3,030,000 in the quarter ended September 30, 2011.  The 18% decrease is primarily a result of lower compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES  Engineering and development expenses were $1,454,000 in the third quarter of 2012 and $1,417,000 in the same quarter last year.

AMORTIZATION OF INTANGIBLE ASSETS  Amortization of intangible assets expense was $126,000 in the quarter ended September 30, 2012 and $185,000 in the same quarter last year.  The 32% decrease is primarily due to certain intangible assets becoming fully amortized in the third quarter of 2012.

INCOME TAXES  Provision for income taxes was $621,000 and $605,000 for the quarters ended September 30, 2012 and 2011, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 28% for the quarters ended September 30, 2012 and 2011, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.  The effective rate is higher than the same quarter of last year primarily due to changes in the income mix by jurisdiction.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2012	2011	$	%
Revenues	$77,999	$82,917	$(4,918)	(6)%
Cost of products sold	55,112	57,955	(2,843)	(5)%
Gross margin	22,887	24,962	(2,075)	(8)%
Gross margin percentage	29%	30%	—	(1)%

Operating costs and expenses:
Selling	3,798	4,271	(473)	(11)%
General and administrative	8,305	9,390	(1,085)	(12)%
Engineering and development	4,570	4,501	69	2%
Amortization of intangible assets	466	552	(86)	(16)%
Total operating expenses	17,139	18,714	(1,575)	(8)%
Operating income	5,748	6,248	(500))	(8)%
Interest expense	12	68	(56)
Other (income) expense , net	(338)	56	(394)
Income before income taxes	6,074	6,124	(50)	(1)%
Provision for income taxes	(1,778)	(1,873)	(95)	(5)%
Net income	$4,296	$4,251	$45	1%

NET INCOME  The Company reported net income of $4,296,000 or $0.50 per diluted share for the nine months ended September 30, 2012, compared to $4,251,000 or $0.50 per diluted share for the nine months ended September 30, 2011.

EBITDA AND ADJUSTED EBITDA  EBITDA was $7,447,000 for the nine months ended September 30, 2012 compared to a $7,823,000 for the same period last year.  Adjusted EBITDA was $7,830,000 and $8,337,000 for the nine months ended September 30, 2012 and 2011, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain nonrecurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES  Revenues were $77,999,000 for the nine months ended September 30, 2012 compared to $82,917,000 for the nine months ended September 30, 2011.  The 6% decrease in revenues reflects lower sales into the industrial, distribution and aerospace and defense markets, partially offset by increased sales into the medical and vehicle markets, with other markets remaining flat against the same period of the prior year.

Sales to U.S. customers accounted for 56% and 53% of our sales in the first nine months of 2012 and 2011, respectively, with the balance to customers primarily in Europe, Sweden, Asia and Canada.  Of the 6% decrease in sales, 3% is due to the weakening of the Euro and the Swedish Krona against the dollar and 3.0% is due to lower volumes.

GROSS MARGINS  Gross margin as a percentage of revenues was 29% and 30% for the nine months ended September 30, 2012 and 2011, respectively.  Gross Margins are down from last year primarily due to lower fixed overhead absorption based on the lower sales in the first nine months of 2012 compared to the same period last year.

SELLING EXPENSES  Selling expenses were $3,798,000 and $4,271,000 for the nine months ended September 30, 2012 and 2011 respectively.  The 11% decrease is primarily due to a decrease in the Company’s sales force in Europe and in sales incentive compensation when compared to the same quarter of last year.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses were $8,305,000 for the nine months ended September 30, 2012 compared to $9,390,000 for the nine months ended September 30, 2011.  The 12% decrease is primarily a result of lower compensation expense, which includes incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES  Engineering and development expenses were $4,570,000 for the nine months ended September 30, 2012 and $4,501,000 for the same period last year.

AMORTIZATION OF INTANGIBLE ASSETS  Amortization of intangible assets was $466,000 for the nine months ended September 30, 2012 and $552,000 for the same period last year.  The 16% decrease is the result of certain intangible assets becoming fully amortized in the third quarter of 2012.

OTHER INCOME, NET  Other income was $338,000 for the nine months ended September 30, 2012.  The income reported is primarily due to payment received from a former landlord for early termination of the Company’s building lease in Sweden, net of moving expenses.

INCOME TAXES  Provision for income taxes was $1,778,000 and $1,873,000 for the nine months ended September 30, 2012 and 2011, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 29% and 31% for the nine months ended September 30, 2012 and 2011, respectively.  The effective tax rate is lower than the statutory rate primarily due to differences in state and foreign tax rates.  The effective rate is lower over the same period of last year primarily due to change in the income mix by jurisdiction.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business.  Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. For the quarter ended September 30, 2012, there are no nonrecurring items.  For the nine months ended September 30, 2012, a charge of $238,000 in the first quarter to replace an incorrect electronic component, and the income from a former landlord in the second quarter of $301,000, are excluded from Adjusted EBITDA.

EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income	$1,321	$1,557	$4,296	$4,251
Interest expense	2	21	12	68
Provision for income tax	621	605	1,778	1,873
Depreciation and amortization	381	539	1,361	1,631
EBITDA	2,325	2,722	7,447	7,823
Stock compensation expense	160	191	446	514
Non-recurring expense (income)	—	—	(63)	—
Adjusted EBITDA	$2,485	$2,913	$7,830	$8,337

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $466,000 in the quarter ended September 30, 2012.  For the first nine months of 2012, cash decreased $2,898,000 to a balance of $6,257,000 at September 30, 2012. This decrease compares to an increase in cash of $1,396,000 for the same period last year. During the first nine months of 2012, operations provided $647,000 in cash compared to $3,576,000 for the same period last year.   The decrease in cash provided from operations this year is due to lower profits, higher incentive bonus payments made in 2012 for bonuses earned in 2011 and higher tax payments.

Net cash used in investing activities was $3,371,000 and $1,671,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase includes a payment of $1,350,000, which is the final portion of consideration for the Östergrens acquisition, and an increase in purchases of property and equipment of $1,689,000 over the same period of last year.

Net cash used in financing activities was $274,000 for the nine months ended September 30, 2012 compared to $401,000 for the same period last year. The decrease in cash used in 2012 is primarily due to the Company paying off debt in 2011.  The activity in 2012 consists of dividend payments to shareholders, primarily offset by more Company stock purchased by the Allied Motion Employee Stock Ownership Plan (ESOP), based on higher Company contributions to the plan for 2011.  The Company began to pay quarterly dividends in August 2011.

The average outstanding borrowings for the nine months ended September 30, 2012 was $158,000.

The Company’s Credit Agreement is used for borrowing needs that may occur in the United States and Europe. The Credit Agreement provides revolving credit up to $4 million and €3 million. The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. In October 2012, the Credit Agreement was extended for an additional year, now expiring on October 26, 2014.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company’s subsidiaries in China. There is approximately $550,000 (RMB 3,500,000) available under the facility at September 30, 2012.

As of September 30, 2012, the amount available to borrow under the Company’s various lines-of-credit was approximately $8,400,000.

The Company has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of September 30, 2012. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

As part of the Company’s quarterly cash dividend program, the Board of Directors declared a dividend for shareholders as of October 31, 2012.  Dividends per share through the first nine months of 2012 were $0.075 per share.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits

(a)                           Exhibits

10.1    Seventh Amendment to Credit Agreement dated October 26, 2012, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., J.P. Morgan Chase Bank N.A., and J.P. Morgan Europe Limited.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.*

*                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2012	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Richard D. Smith
Richard D. Smith
Executive Chairman of the Board and Chief Financial Officer