Form 10-K
period 2012-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2013-03-11
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $39,839,000.

         Number of shares of the only class of Common Stock outstanding: 8,847,160 as of March 7, 2013

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated into Part III.

Item 1.    Business.

        Allied Motion Technologies Inc. (Allied Motion or the Company) was organized under the laws of Colorado in 1962 and operates in the United States, Europe and Asia. Allied Motion utilizes its underlying core "electro-magnetic, mechanical and electronic motion technology/know how" to provide compact, high performance products as solutions in a wide range of motion applications. The Company designs, manufactures and sells motors, electronic motion controls, gearing and optical encoders to a broad spectrum of customers throughout the world. The Company sells component and integrated motion control solutions to end customers and OEM's through its own direct sales force and manufacturers' reps and distributors. Examples of the end products using Allied Motion's technology in the medical and health care industries include surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics, nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators and heart pumps, wheel chairs, scooters, stair lifts, patient lifts, patient handling tables and beds. In electronics, our products are used in the handling, inspection, and testing of components and in the automation and verification of final products such as PC's, game equipment and cell phones. Our motors are used in the HVAC systems of trucks, buses, RV's, boats and off-road construction/farming equipment. These motors operate a variety of actuation systems (e.g., lifts, slide-outs, covers etc.), they provide improved fuel efficiency while the vehicles are idling and are used in drive-by-wire applications to electrically replace or power-assist a variety of mechanical linkages. Our products are also utilized in high performance vehicles, vehicles using alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Our geared motor products are utilized in automated material handling vehicles/robots, commercial grade floor cleaners, commercial building equipment such as welders, cable pullers and assembly tool. Several products are used in a variety of military/defense applications including inertial guided missiles, mid-range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles and in security and access control in camera systems, door access control and in airport screening and scanning devices. Other end products utilizing our technology include high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; processing equipment for the semiconductor industry, as well as ticket and cash dispensing machines (ATM's).

        Allied Motion's "One Team" approach to the market includes Sales Units, Solution Centers and Technology Units all working together to provide innovative motion solutions and create value for its customers.

Allied Motion Sales Units:

        Allied Motion Sales Units provide field coverage in Asia, Europe, Canada, Israel and the Americas, through direct Regional Sales Managers and external authorized Sales Representatives, Agents and Distributor organizations. The Sales Unit is responsible for selling all products designed, developed and produced by Allied Motion globally.

Allied Motion Solution Centers:

        Allied Motion has Solution Centers in China, Europe and North America to enable the sale and application of integrated motion control solutions that utilize all Allied Motion products, as solutions, for its customers. In addition to providing sales and applications support, the solution center function may include final assembly, integration and test, as required, to support customers within their geographic region.

        China Solution Center—Changzhou, China

        European Solution Center—Stockholm, Sweden

        North American Solution Center—Amherst, New York, USA

Allied Motion Technology Units:

        Allied Motion has several Technology Units where products are designed and developed, and in some cases, also produced. The locations of the Technology Units, including a brief description and capabilities at each, are as follows:

        Allied Motion Controls—Global Electronic Motion Control Design and Development Unit.

  •
  Locations include: Amherst, NY, USA; Oakville, Ontario, Canada; Dordrecht, Netherlands; Ferndown, England; and Stockholm, Sweden.

  •
  Designs, develops, and manufactures advanced motion control technology including integrated power electronics, digital controls and network communications for motor control and power conversion to support Allied Motion's broad range of motors.

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

  •
  Markets served include medical equipment, semiconductor, industrial, and aerospace and defense.

        Allied Motion Watertown

  •
  Designs and manufactures gearing solutions in both stand-alone and integrated gearing/motor configurations for the commercial and industrial equipment, healthcare, medical and non-automotive transportation markets.

  •
  The component products are sold primarily to original equipment manufacturers (OEM'S) that use them in their end products.

        All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word "believe," "anticipate," "expect,"

"project," "intend," "will continue," "will likely result," "should" or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements. The risks and uncertainties include those associated with the present economic circumstances in the United States and throughout Europe, general business and economic conditions in the Company's motion markets, introduction of new technologies, products and competitors, the ability to protect the Company's intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporate strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company's customers to allow the Company to realize revenues from its order backlog and to support the Company's expected delivery schedules, the continued viability of the Company's customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company's contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company's products and services, changes in government regulations, availability of financing, the ability of the Company's lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to successfully integrate an acquired business into the Company's business model without substantial costs, delays, or problems, the ability of the Company to establish low cost region manufacturing and component sourcing capabilities, and the ability of the Company to control costs, including relocation costs, for the purpose of improving profitability. The Company's ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers' needs in a competitive world. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Sales to Large Customers

        During years 2012 and 2011, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        The Company's backlog at December 31, 2012 consisted of sales orders totaling approximately $32,915,000 while backlog at December 31, 2011 was $44,005,000. Many of the Company's customers place blanket purchase orders covering periods that could be longer than one year. The timing of the placement of these blanket orders can skew the comparability of the Company's backlog. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2012 and 2011 were $6,060,000 and $5,983,000, respectively. Of these expenditures, no material amounts were charged directly to customers, although the Company does charge some customers non-recurring engineering (NRE) charges for custom engineering that is required to develop products that meet the customer's specification.

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

Employees

        At December 31, 2012 the Company had approximately 418 full-time employees.

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

Item 2.    Properties.

        As of December 31, 2012, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Englewood, Colorado	3,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Watertown, New York	107,000	Owned
Office and manufacturing facility	Changzhou, China	12,000	Leased
Office and manufacturing facility	Amherst, New York	4,000	Leased
Office and manufacturing facility	Oakville, Ontario, Canada	2,000	Leased
Office	Ferndown, Great Britain	1,000	Leased

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 11, 2013 was 532. The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
	High	Low	Dividends(1)
Year ended December 31, 2011
First Quarter	$9.25	$6.30	—
Second Quarter	7.75	4.58	—
Third Quarter	5.97	4.79	0.02
Fourth Quarter	6.40	4.65	0.02
Year ended December 31, 2012
First Quarter	$7.90	$5.35	0.025
Second Quarter	8.25	5.60	0.025
Third Quarter	6.79	5.70	0.025
Fourth Quarter	6.73	6.24	0.025

(1)
The Company began to pay a quarterly dividend in August 2011.

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2012:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	358,864

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2007 through 2012; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2012	2011	2010	2009	2008
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$101,968	$110,941	$80,591	$61,240	$85,967

Net income (loss)	$5,397	$6,967	$3,585	$(12,449)	$2,909

Diluted income (loss) per share	$0.63	$0.81	$0.45	$(1.65)	$.39

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$60,967	$58,687	$51,006	$34,753	$52,780
Total current and long-term debt	$397	$157	$795	$600	$2,800

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of 2012

        For the year 2012, sales were down 8% compared to 2011. The 8% decrease in sales is comprised of a 4% decrease in sales to US customers and a 13% decrease in sales to non-US customers. All of the companies' major markets served noted declines in sales with the exception of the medical market.

        Orders for 2012 were $90 million, down from $117 million in 2011. Year-end Backlog for 2012 was approximately $33 million compared to $44 million at the end of 2011. As we've stated previously, many of our orders are received as blanket orders covering 12 to 18 months of demand, and the timing of such impacts reported incoming levels. Beginning in 2013, in reporting bookings, we will no longer include the full value of the blanket orders when received and will only report them as bookings once a release date has been provided from the customer.

        Net income was $5,397,000 for 2012, or $0.63 per diluted share, compared to $6,967,000, or $0.81 per diluted share for 2011. Adjusted net income, which factors out the earn-out gain related to the Östergrens acquisition of $1,101,000 in 2011, was $5,866,000. 2012 net income compared to 2011 adjusted net income was down $469,000, or 8%, which equates to $0.05 per diluted share. While Gross profit decreased by $3.9M, Operating Expenses were reduced by $2.5M with a major portion of the reduction being in performance based compensation. Performance based compensation is a way of life at Allied Motion. When the company does well, our employees share in the rewards and if we don't, then we also share the burden of the downturn.

        Most of our operating units and served markets experienced decreased levels of business in 2012 which indicates that we were impacted by an overall economic decline. As a company, we are well diversified and not dependent on any one specific market which we believe provides us with some protection during a decline.

        From a Cash Flow perspective, we improved our cash net of debt position by $300,000. We also continued a quarterly dividend program in 2012, providing $0.10 per share in dividends to shareholders, or a dividend payout ratio of 16% when compared to the earnings per share of $0.63. The Company also continued to invest in capital equipment to expand production capacity in its China facilities, as well as to facilitate the transition to the Company's new ERP system.

Our Strategy

        We have a long-term growth strategy at Allied Motion and we will remain focused on meeting the long term goals of the Company. We have set aggressive growth targets for our Company and we will align and focus our resources to meet those targets. First and foremost, we invest in our people as we believe that attracting and retaining the right people is the most important element in our strategy. The right people will lead us to the right markets, the right customers, the right technologies, the right solutions and the right products.

        Our strategy defines Allied Motion as being a "Technology/Know-How" driven company and to be successful, we continue to invest in our Areas of Excellence. While the year was a down year, we walked the talk and continued to invest in applied and design engineering resources.

        Strategic focus means that we will take action to address the "critical issues" that we believe are necessary to meet the stated long term goals and objectives of the Company. Given that we are focused on growth, the majority of the critical issues are focused on growth initiatives for the Company.

        One of these growth initiatives includes Product Line Platform development to meet the emerging needs of our selected target markets. Our platform development emphasizes a combination of Allied Motion technologies to create increased value solutions for our customers. The make-up of our top new opportunities is evolving from individual component solutions to a majority of the new opportunities now utilizing multiple Allied Motion technologies. We believe this approach will allow us to provide increased value to our customers and improved margins for our Company.

        Our strong financial condition, along with Allied Systematic Tools (AST) continuous improvement initiatives in Quality, Delivery, Cost and focus on "Motion Solutions That Change the Game" and create value for our customers allow us to have a positive outlook for the continued long term growth of our Company.

Outlook for 2013

        Looking beyond 2012, we do expect our markets to stabilize and we will continue to execute our Strategy for the long term growth and development of our Company by designing innovative "Motion Solutions That Change the Game" and meet the current and emerging needs of customers in our served market segments. We expect market conditions to improve throughout the year and to gain strength during the second half of 2013.

        We have continued our investment in engineering resources and the same can be said about our Sales Team development. In support of our sales efforts, our Solution Centers are coming on line nicely and are providing the support required to sell and support multi-technology solutions. We anticipate that investment in these key resources will help drive our growth now and in the future. We plan to continue investing in these resources during 2013.

        In China, we have signed a lease for a new expanded and modern facility and are moving forward with our capital investments to install production lines that "Change the Game" and are capable of meeting the demands of our existing customers and new potential customers within China as well. We believe that the best opportunity for increasing sales in China will be best met by having a strong presence directly in the country.

        We expect that internal Cash Flow from our operations, as well as financing available through lenders will continue to fund our growth opportunities. We will continue our dividend program as we believe that our cash flows can support our growth initiatives and also reward our shareholders at the same time.

        We will emphasize Gross Margin improvement. Gross Margin improvement requires cost reduction, new products emphasizing more complete Motion Control systems and a support structure trained to sell, apply and service our products and customers. We made good progress in 2012 and these initiatives will continue in 2013.

        Further development and promotion of our parent brand, Allied Motion, will continue in 2013. A global structure has been defined and we intend to use that to our advantage in the marketplace.

        And last but not least, we are taking our commitment to AST to a new level as we have invested in additional resources as part of our Operational Excellence Team. As always, we will continuously utilize AST to improve efficiencies and eliminate waste throughout our Company. AST is critical to and helps create the path to success in all regions of the world.

Operating Results

Year 2012 compared to 2011

	For the year ended December 31,		Increase (decrease)
(in thousands)	2012	2011	$	%
Revenues	$101,968	$110,941	$(8,973)	(8)%
Cost of products sold	72,328	77,410	(5,082)	(6)%

Gross margin	29,640	33,531	(3,891)	(12)%

Gross margin percentage	29%	30%	—	(1)%

Operating costs and expenses:
Selling	5,093	5,626	(533)	(9)%
General and administrative	10,811	12,639	(1,828)	(14)%
Engineering and development	6,060	5,983	77	1%
Adjustment to contingent consideration	—	(1,101)	1,101	100%
Amortization of intangible assets	548	732	(184)	(25)%

Total operating costs and expenses	22,512	23,879	(1,367)	(6)%

Operating income	7,128	9,652	(2,524)	(26)%
Interest expense	13	84	(71)
Other expense (income)	(383)	49	(432)

Total other expense (income)	(370)	133	(503)

Income before income taxes	7,498	9,519	(2,021)	(21)%
Provision for income taxes	(2,101)	(2,552)	(451)	(18)%

Net Income	$5,397	$6,967	$(1,570)	(23)%

        NET INCOME:    The Company achieved net income for the year ended December 31, 2012 of $5,397,000 or $.63 per diluted share compared to $6,967,000 or $0.81 per diluted share for 2011. The 2011 results include a $1.1 million adjustment to the earnout that was part of the Östergrens acquisition in 2010. Excluding the earnout adjustment of $1.1 million, the Company's net income for 2011 was $0.68 per diluted share, and the Company's net income decreased 7%, or $0.05 per diluted share.

        EBITDA and ADJUSTED EBITDA:    EBITDA was $9,309,000 and $11,774,000 for 2012 and 2011, respectively. Adjusted EBITDA was $9,918,000 for 2012 compared to $11,376,000 for 2011. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA is before stock compensation expense, as well as other nonrecurring items, such as adjustments to the earnout related to the Östergrens acquisition. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

        REVENUES:    Revenues were $101,968,000 in 2012 compared to $110,941,000 in 2011. The 8% decrease in sales from last year was the result of decreased sales in virtually all of our major industry sectors, partially offset by increased sales into the Company's medical markets. The 8% decrease in sales is comprised of a 4% decrease in sales to US customers and a 13% decrease in sales to non-US customers. 56% of our sales for the year were to US customers with the balance of our sales to customers primarily in Europe, Canada and Asia. Of the 8% decrease in revenues, 6% was due to a decrease in sales volume for the year and 2% was due to the dollar strengthening against the foreign currencies in which the Company does business, primarily the Euro and the Swedish Krona.

        BACKLOG:    The Company's backlog at December 31, 2012 consisted of sales orders totaling approximately $32,915,000 while backlog at December 31, 2011 was $44,005,000 reflecting a 25% decrease from the end of 2011.

        Backlog may fluctuate up or down throughout the year for various reasons, not limited to the following: customer order patterns, annual versus intermittent orders, and long-term blanket orders versus new product orders. Beginning in 2013, for booking reporting purposes, we will no longer include the full value of the blanket orders when received and will only report them as bookings once a release date is provided from the customer.

        GROSS MARGIN:    Gross margin as a percentage of revenues was 29% and 30% for 2012 and 2011, respectively. This 1% decrease in gross margin for 2012, when compared to 2011, was due to the sales mix, lower fixed overhead absorption based on the lower sales, and a warranty charge that was recorded to cover the expected costs of replacing certain products in the field due to an incorrect electronic component in a printed circuit board supplied by one of the Company's sub-contract suppliers.

        SELLING EXPENSES:    Selling expenses were $5,093,000 and $5,626,000 in 2012 and 2011, respectively. The 9% decrease in 2012 is primarily due to a change in responsibility for certain employees of the Company who were previously involved in sales, as well as lower sales incentive compensation when compared to 2011.

        GENERAL AND ADMINISTRATIVE EXPENSES:    General and administrative expenses were $10,811,000 in 2012 and $12,639,000 for 2011. The 14% decrease is primarily a result of lower compensation expense, which includes incentive bonuses.

        AMORTIZATION OF INTANGIBLE ASSETS:    Amortization of intangible assets expense was $548,000 and $732,000 in 2012 and 2011, respectively. The 25% decrease is the result of certain intangible assets becoming fully amortized in 2012.

        INCOME TAXES:    Provision for income taxes was $2,101,000 and $2,552,000 for 2012 and 2011, respectively.

        The effective income tax rate as a percentage of income before income taxes was 28.0% and 26.8% in 2012 and 2011, respectively. The effective tax rate for 2012 and 2011 is lower than the statutory rate primarily due to differences in state and foreign tax rates. The effective rate for 2012 is higher than 2011 primarily due to permanent differences, mostly the result of the adjustment to contingent consideration in 2011.

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

        The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. The Company considers these items to be of significance in nature and/or size, and accordingly, has excluded these items from Adjusted EBITDA. Adjusted EBITDA in 2011 excludes the earnout adjustment related to the acquisition of Östergrens.

        EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA and Adjusted EBITDA for 2012 and 2011 is as follows (in thousands):

	For the year ended December 31,
	2012	2011
Net income	$5,397	$6,967
Interest expense	13	84
Provision for income tax	2,101	2,552
Depreciation and amortization	1,798	2,171

EBITDA	9,309	11,774
Stock compensation expense	609	703
Adjustment to contingent consideration	—	(1,101)

Adjusted EBITDA	$9,918	$11,376

Liquidity and Capital Resources

        The Company's liquidity position as measured by cash and cash equivalents increased $573,000 during 2012 to a balance of $9,728,000 at December 31, 2012, compared to an increase of 5,602,000 during 2011.

        During 2012, operations provided $4,604,000 in cash compared to $8,881,000 provided for 2011. The decrease in cash provided from operations of $4,277,000 is due to lower profits, higher incentive bonus payments made in 2012 for bonuses earned in 2011 and higher tax payments.

        Net cash used in investing activities was $3,947,000 and $2,181,000 for 2012 and 2011, respectively. Purchases of property and equipment were $2,597,000 and $1,849,000 in 2012 and 2011, respectively. Investing activities also included a payment of $1,350,000, which is the final portion of consideration for the Östergrens acquisition.

        Net cash used in financing activities was $244,000 in 2012 compared to $838,000 for 2011. The decrease in cash used in 2012 is primarily due to the Company paying off debt in 2011. The activity in 2012 consists of dividend payments to shareholders, primarily offset by more Company stock purchased by the Allied Motion Employee Stock Ownership Plan (ESOP), based on higher Company contributions to the plan for 2011.

        At December 31, 2012, the Company had $397,000 in debt obligations. The average outstanding borrowings for 2012 were $198,000.

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

        The Company also has a Credit Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company's subsidiaries in China. There is approximately $317,000 (RMB 2,000,000) available under the facility at December 31, 2012.

        As of December 31, 2012, the amount available to borrow under the Company's various lines-of-credit was approximately $8,300,000.

        The Company also has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of December 31, 2012. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

        As part of the Company's quarterly cash dividend program, the Board of Directors declared a dividend of $0.025 per share payable on March 12, 2013 to shareholders of record on March 1, 2013. The Company's working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company's credit facilities.

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

Recent Accounting Pronouncements

Pronouncements Implemented

        In September 2011, the FASB issued ASU No. 2012-08, "Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2012-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company's adoption of ASU No. 2011-08 had no impact on our consolidated financial condition and results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income," which specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12 to defer the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 and 2011-12 did not have an impact on our consolidated financial condition and results of operations.

Pronouncements not yet implemented

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (ASC 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. ASU No. 2012-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company is currently evaluating the impact this guidance will have on its financial statements.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 11, 2013
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$9,728	$9,155
Trade receivables, net of allowance for doubtful accounts of $177 and $284 at December 31, 2012 and 2011, respectively	10,806	11,689
Inventories, net	14,701	14,429
Deferred income taxes	639	1,254
Prepaid expenses and other assets	2,155	1,193

Total Current Assets	38,029	37,720
Property, plant and equipment, net	8,631	7,352
Deferred income taxes	4,103	4,326
Intangible assets, net	2,431	2,936
Goodwill	5,782	5,665
Other long term assets	1,991	688

Total Assets	$60,967	$58,687

Liabilities and Stockholders' Equity
Current Liabilities:
Debt obligations	397	157
Accounts payable	5,748	6,598
Accrued liabilities	5,926	7,842
Contingent consideration	—	1,313
Income taxes payable	—	1,272

Total Current Liabilities	12,071	17,182
Deferred income taxes	935	973
Deferred compensation arrangements	1,997	694
Pension and post-retirement obligations	3,812	3,516

Total Liabilities	18,815	22,365
Commitments and Contingencies
Stockholders' Equity:
Common stock, no par value, authorized 50,000 shares; 8,631 and 8,466 shares issued and outstanding at December 31, 2012 and 2011, respectively	22,547	21,568
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	20,528	15,970
Accumulated other comprehensive (loss) income	(923)	(1,216)

Total Stockholders' Equity	42,152	36,322

Total Liabilities and Stockholders' Equity	$60,967	$58,687

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues	$101,968	$110,941
Cost of products sold	72,328	77,410

Gross margin	29,640	33,531
Operating costs and expenses:
Selling	5,093	5,626
General and administrative	10,811	12,639
Engineering and development	6,060	5,983
Adjustment to contingent consideration	—	(1,101)
Amortization of intangible assets	548	732

Total operating costs and expenses	22,512	23,879

Operating income	7,128	9,652
Other (income) expense:
Interest expense	13	84
Other (income) expense, net	(383)	49

Total other (income) expense, net	(370)	133

Income before income taxes	7,498	9,519
Provision for income taxes	(2,101)	(2,552)

Net income	$5,397	$6,967

Foreign currency translation adjustment	624	(559)
Pension adjustments	(331)	(786)

Comprehensive income	$5,690	$5,622

Basic earnings per share:
Earnings per share	$0.63	$0.83

Basic weighted average common shares	8,616	8,437

Diluted earnings per share:
Earnings per share	$0.63	$0.81

Diluted weighted average common shares	8,616	8,575

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

					Accumulated Other Comprehensive Income
	Common Stock
					Foreign Currency Translation Adjustments
	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings		Pension Adjustments
Balances, December 31, 2010	8,110	$20,953	$(480)	$9,342	$56	$73
Stock transactions under employee benefit stock plans and option exercises	152	670
Issuance of restricted stock, net of forfeitures	87	635	(913)
Stock compensation expense			703
Issuance of stock due to warrant exercises	117
Pension adjustments, net of tax						(786)
Foreign currency translation adjustment					(559)
Net income				6,967
Dividends to Stockholders				(339)
Comprehensive income

Balances, December 31, 2011	8,466	$22,258	$(690)	$15,970	$(503)	$(713)
Stock transactions under employee benefit stock plans and option exercises	68	494
Issuance of restricted stock, net of forfeitures	97	722	(846)
Stock compensation expense			609
Issuance of stock due to warrant exercises
Pension adjustments, net of tax						(331)
Foreign currency translation adjustment					624
Net income				5,397
Dividends to Stockholders				(839)
Comprehensive income

Balances, December 31, 2012	8,631	$23,474	$(927)	$20,528	$121	$(1,044)

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2012	For the year ended December 31, 2011
Cash Flows From Operating Activities:
Net income	$5,397	$6,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,798	2,171
Deferred income taxes	782	278
Provision for excess and obsolete inventory	265	77
Restricted Stock Compensation	609	703
Adjustment to contingent consideration	—	(1,101)
Other	773	12
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	992	(96)
(Increase) decrease in inventories	(400)	(2,761)
(Increase) decrease in prepaid expenses and other	(1,999)	(477)
Increase (decrease) in accounts payable	(893)	176
Increase (decrease) in accrued liabilities and other	(692)	2,165
Increase (decrease) in income taxes payable	(2,028)	767

Net cash provided by operating activities	4,604	8,881
Cash Flows From Investing Activities:
Consideration paid for acquisition	(1,350)	(332)
Purchase of property and equipment	(2,597)	(1,849)

Net cash used in investing activities	(3,947)	(2,181)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	230	(667)
Dividends paid	(839)	(333)
Stock transactions under employee benefit stock plans	365	162

Net cash used in financing activities	(244)	(838)
Effect of foreign exchange rate changes on cash	160	(260)

Net increase in cash and cash equivalents	573	5,602
Cash and cash equivalents at beginning of period	9,155	3,553

Cash and cash equivalents at end of period	$9,728	$9,155

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$18	$20
Income taxes	$3,223	$918

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

        Activity in the allowance for doubtful accounts for 2012 and 2011 was as follows (in thousands):

	December 31, 2012	December 31, 2011
Beginning balance	$284	$226
Additional reserves	(25)	74
Write-offs	(82)	(16)

Ending balance	$177	$284

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2012	December 31, 2011
Parts and raw materials	$13,174	$11,268
Work-in-process	1,504	2,017
Finished goods	2,096	3,090

	16,774	16,375
Less reserves	(2,073)	(1,946)

Inventories, net	$14,701	$14,429

        The Company recorded provisions for excess and obsolete inventories of approximately $265,000 and $77,000, for 2012 and 2011, respectively.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2012	December 31, 2011
Land		$290	$290
Building and improvements	5 - 39 years	3,713	3,387
Machinery, equipment, tools and dies	3 - 15 years	13,483	12,633
Furniture, fixtures and other	3 - 10 years	3,996	3,037

		21,482	19,347
Less accumulated depreciation		(12,851)	(11,995)

Property, plant and equipment, net		$8,631	$7,352

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

        Depreciation expense was approximately $1,250,000 and $1,439,000 in 2012 and 2011, respectively.

        Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life of seven years. During 2012 and 2011, software costs of $1,072,000 and $457,000, respectively, were capitalized or included in construction-in-process. ERP software and implementation related costs are included within Furniture, fixtures and other in the Property, plant and equipment table.

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

Other Long-term Assets

        Other long-term assets are securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company. These securities are accounted for at fair value on a recurring basis. Any changes to the value of these securities held by the Company are included in Net Income in the Company's Consolidated Statements of Income and Comprehensive Income.

Warranty

        The Company offers warranty coverage for its products for periods ranging from 12 to 18 months after shipment, with the majority of its products for 12 months. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Accrued warranty costs were $551,000 and $372,000 as of December 31, 2012 and 2011, respectively.

        Changes in the Company's reserve for product warranty claims during 2012 and 2011, were as follows (in thousands):

	December 31, 2012	December 31, 2011
Warranty reserve at beginning of the year	$372	$341
Provision	579	255
Warranty expenditures	(411)	(215)
Effect of foreign currency translation	11	(9)

Warranty reserve at end of year	$551	$372

        In 2012, of the $579,000 of warranty provision, $342,000 was recorded to cover the expected costs of replacing certain products in the field due to an incorrect electronic component in a printed circuit board supplied by one of the Company's sub-contract suppliers.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Compensation and fringe benefits	$4,230	$6,525
Warranty reserve	551	372
Other accrued expenses	1,145	945

	$5,926	$7,842

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

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 0 and 138,000 for the years 2012 and 2011, respectively. No stock awards were excluded from the calculation of diluted income per share for years 2012 and 2011.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents the Company's financial assets that are accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively, by level within the fair value hierarchy (in '000s):

	December 31, 2012
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,086	0	0
Other long term assets	1,991	0	0

	December 31, 2011
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$3,418	0	0
Other long term assets	688	0	0

Income Taxes

        The Company accounts for income taxes in accordance with ASC Topic 740 "Income Taxes." Consistent with guidance in "Income Taxes", the current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

        The guidance in "Income Taxes" requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Income tax related interest and penalties recognized in 2012 and 2011 are immaterial.

Pension and Postretirement Welfare Plans

        The Company reports gains or losses and prior service costs or credits that arise during the period, but not recognized as components of net periodic benefit cost, as a component of other comprehensive

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income, net of tax, in accordance with ASC Topic 715 "Compensation—Retirement Benefits". Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

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

2. GOODWILL

        The change in the carrying amount of goodwill for 2012 and 2011 is as follows (in thousands):

	December 31, 2012	December 31, 2011
Balance at beginning of period	$5,665	$5,936
Other	—	(139)
Effect of foreign currency translation	117	(132)

Balance at end of period	$5,782	$5,665

3. INTANGIBLE ASSETS

        Intangible assets on the Company's consolidated balance sheets consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value	Estimated Life
Customer lists	$4,364	$(3,212)	$1,152	$4,315	$(2,960)	$1,355	8 - 10 years
Trade name	946	(889)	57	946	(804)	142	10 years
Design and technologies	2,626	(1,427)	1,199	2,575	(1,160)	1,415	8 - 10 years
Patents	24	(1)	23	24	0	24

Total	$7,960	$(5,529)	$2,431	$7,860	$(4,924)	$2,936

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS (Continued)

        Total amortization expense for intangible assets for the years 2012 and 2011 was $548,000 and $732,000 respectively. Estimated amortization expense for intangible assets is $338,000 for the year ending December 31, 2013, $310,000 for 2014, $295,000 for 2015, $295,000 for 2016, $295,000 for 2017, and $898,000 for years thereafter.

4. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Current borrowings (at variable rates)
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 5.9% and 6.4% at December 31, 2012 and 2011, respectively	$397	$157

Total Debt	$397	$157

        The Company's amended Credit Agreement, which matures October 26, 2014, provides revolving credit up to $4 million and €3 million. The amended Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company. The Company was in compliance with all covenants at December 31, 2012.

        No principal payments are required on the revolving credit facility prior to maturity. The interest rates on the agreement are variable rates based on one or more interest rate indices, primarily LIBOR plus 1.5%. All borrowings are secured by substantially all the assets of the Company. The average outstanding borrowings for 2012 were $198,000.

        At December 31, 2012, approximately $8,000,000 ($4 million and € 3.0 million) was available under the amended Credit Agreement and $720,000 (€ 300,000 and 2,100,000 Swedish Krona ("SEK")) was available under bank overdraft facilities in Europe.

        The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi ("RMB") 4,500,000). This facility will be used for working capital needs at the Company's China operations. In October 2012, the facility was extended one year, and will mature in October 2013. At December 31, 2012, there was approximately $317,000 (RMB 2,000,000) available under the facility.

5. INCOME TAXES

        The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011
Domestic	$3,725	$2,821
Foreign	3,773	6,698

Income before income taxes	$7,498	$9,519

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011
Current provision:
Domestic	$115	$302
Foreign	881	1,190

Total current provision	996	1,492

Deferred provision:
Domestic	1,162	984
Foreign	(57)	76

Total deferred provision	1,105	1,060

Provision for income taxes	$2,101	$2,552

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011
Tax provision, computed at statutory rate	34.0%	34.0%
State tax, net of federal impact	3.3%	1.7%
Permanent item; adjustment to contingent consideration	—%	(3.9)%
Effect of foreign tax rate differences	(4.4)%	(4.6)%
Foreign tax adjustments	(1.6)%	(2.1)%
Adjustments to prior year accruals(1)	(1.9)%	—%
Other	(1.4)%	1.7%

Provision for income taxes	28.0%	26.8%

(1)
Adjustments relate to the resolution of certain prior year income tax related matters.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Current deferred tax assets:
Allowances and other	$591	$587
Tax credit carryforwards	—	—
Net operating loss carryforwards	98	749

Total current deferred tax assets	689	1,336
Valuation allowance	(50)	(82)

Net current deferred tax assets	$639	$1,254

Noncurrent deferred tax assets:
Employee benefit plans	$1,375	$1,268
Net operating loss carryforwards	—	—
Goodwill and Intangibles	1,983	2,349
Property, plant & equipment	(188)	50
Other	933	659

Total noncurrent deferred tax assets	$4,103	$4,326

Deferred tax liabilities:
Acquired property, plant and equipment and intangible assets	$638	$756
Other	297	217

Total deferred tax liabilities	$935	$973

        During 2010, the Company acquired foreign operating losses and tax credit carryforwards in relation to its acquisition of Agile Systems Inc. in Canada. At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from the losses and credits, and therefore valued the deferred benefit at zero. During 2012 and 2011, the Company utilized a portion of the foreign tax loss carryforward which reduced the consolidated tax provision for income taxes by $72,000 and $244,000, respectively. In addition, in 2012 the Company recorded a deferred tax asset of $66,000 for the forecasted utilization of the Company's foreign tax loss carryforward; however, the Company has not concluded that it will ultimately realize the remainder of the foreign tax carryforward on a more likely than not basis. The Company will continue to assess its ability to utilize any portion of the tax carryforward balance and whether it should adjust the amount of deferred tax asset related to this loss carryforward. Realization of the Company's recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of domestic net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2012. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES (Continued)

believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2012.

        The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2008. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2007.

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

        As of December 31, 2012, the Company had 358,864 shares of Common Stock available for grant under stock incentive plans.

Stock Options

        No option activity occurred during the year ended December 31, 2012. As of December 31, 2011, there were no outstanding options. Option activity during 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2010	300,000	$4.93	$581,000
Granted	—
Forfeited	(91,206)
Exercised	(208,794)

Balance Outstanding, December 31, 2011	0		$0

        Cash received from the exercise of stock options for the year ended December 31, 2011 was $334,000. Shares issued as a result of the 208,794 options exercised in 2011 were approximately 118,000.

Stock Warrants

        As of December 31, 2012 and 2011, the Company had 0 warrants outstanding to purchase common stock. The warrants were exercisable at an exercise price of $4.41. The warrants were exercised in cashless transactions in 2011, and the total shares issued as a result of the warrant exercises were 117,145.

Restricted Stock

        During 2012 and 2011, 140,150 and 130,466 shares of restricted stock were awarded with a weighted average value of $7.10 and $7.08 per share, respectively. Of the restricted shares granted in 2012 and 2011, 30,000 and 40,000 shares have performance based vesting requirements. The value at

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

the date of award is amortized to compensation expense over the related service period, which is generally three years, or over the performance period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

        The following is a summary of restricted stock activity during years 2012 and 2011:

Number of Nonvested Restricted Shares
Balance, December 31, 2010	379,079
Awarded	130,466
Forfeited	(2,768)
Vested	(223,169)

Balance, December 31, 2011	283,608
Awarded	140,150
Forfeited	(21,398)
Vested	(159,236)

Balance, December 31, 2012	243,124

        In 2012, 20,000 of the 30,000 performance based shares granted in 2012 were forfeited as the performance criteria was not achieved. 10,000 of the performance based shares granted in 2012 are still outstanding. The performance criteria for the 40,000 performance based shares granted in 2011 was achieved, and all of the related shares vested in the first quarter of 2012.

Share-Based Compensation Expense

Restricted Stock

        During 2012 and 2011, compensation expense net of forfeitures of $609,000 and $703,000 was recorded, respectively. As of December 31, 2012, there was $927,000 of total unrecognized compensation expense related to restricted stock awards, of which approximately $526,000 is expected to be recognized in 2013, with the remaining amount of $401,000 in 2013 and 2014.

Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan (ESOP) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2012 and 2011) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan accrued for 2012 and 2011, respectively, were $395,000 and $437,000. These amounts are included in General and Administrative costs in the Consolidated Statements of Income and Comprehensive Income.

Dividends

        For the year ended December 31, 2012 and 2011, a total of $0.10 and $0.04 per share on all outstanding shares was paid. Based on the terms of the Company's Credit Agreement, as amended,

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

dividends paid to shareholders are acceptable, subject to the Company's compliance with the covenants under the Credit Agreement. The Board of Directors began the quarterly dividend program in the third quarter of 2011.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2012, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities and other" in the accompanying Balance Sheet. Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2013	$843
2014	546
2015	503
2016	474
2017	118
Thereafter	3

$2,487

        Rental expense was $1,144,000 and $1,270,000 in 2012 and 2011, respectively.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with four key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $5,252,000 and $5,028,000, respectively as of December 31, 2012 and 2011. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

Litigation

        The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company's consolidated financial position or results of operations.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEFERRED COMPENSATION ARRANGEMENTS

        The Company has deferred compensation arrangements with certain key members of management. These arrangements provide the Board with the ability to make contributions based on the Company's performance and discretionary contributions based on other factors as determined by the Board. It also allows for the participants to make certain deferrals into the plan. The amount of the liability is composed of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2012. Amounts accrued relating to previous contributions to the plan are $1,997,000 and $694,000 as of December 31, 2012 and December 31, 2011, respectively, and are included in noncurrent liabilities in the Consolidated Balance Sheets. The amounts accrued as of December 31, 2012 and December 31, 2011, respectively, which relate to the performance contribution for 2012 and 2011 are $308,000, and $1,042,000, respectively, and are included in accrued liabilities on the Consolidated Balance Sheets.

        In addition, the Company would contribute certain amounts to a Supplemental Executive Retirement Plan in the event of death, disability, or termination without cause, for certain key executives. As of December 31, 2012 this amount would be approximately $769,000.

9. PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

        Motor Products has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$5,556	$4,629
Service cost	122	104
Employee contributions	9	11
Interest cost	259	264
Actuarial loss	580	789
Benefits paid	(249)	(241)

Projected benefit obligation at end of period	$6,277	$5,556

Change in plan assets:
Fair value of plan assets at beginning of period	$3,418	$3,425
Actual (loss) return on plan assets	469	(48)
Employee contributions	9	11
Employer contributions	439	271
Benefits and expenses paid	(249)	(241)

Fair value of plan assets at end of period	$4,086	$3,418

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following table reconciles the accumulated other comprehensive income from the prior measurement date to the current measurement date:

	December 31, 2012	December 31, 2011
Excess of projected benefit obligation over fair value of plan assets	$2,191	$2,138
Unrecognized loss	(2,088)	(1,881)

Accrued pension cost prior to pension adjustments	$103	$257
Accumulated Other Comprehensive Income at Current Measurement Date	2,088	1,881

Accrued pension cost at end of period	$2,191	$2,138

        The accumulated benefit obligation for the pension plan was $6,032,000 at December 31, 2012 and $5,323,000 at December 31, 2011. The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2013 is $182,000, which all relates to the amortization of the actuarial loss.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2013	$286,000
2014	290,000
2015	320,000
2016	323,000
2017	338,000
2018 - 2022	1,826,000

        Components of net periodic pension expense included in the consolidated statements of operations for years 2012 and 2011 are as follows (in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011
Service cost	$122	$104
Interest cost on projected benefit obligation	259	264
Amortization of net loss	150	51
Expected return on assets	(245)	(257)

Net periodic pension expense	$286	$162

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

        The weighted average assumptions used to determine the projected benefit obligation were as follows:

	December 31, 2012	December 31, 2011
Discount rate	4.00%	4.75%
Rate of compensation increases	5.00%	5.00%

        The weighted average assumptions used to determine net periodic pension expense are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Discount rate	4.75%	5.75%
Expected long-term rate of return on plan assets	7.00%	7.50%
Rate of compensation increases	5.00%	5.00%

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

        The Company expects to contribute approximately $276,000 to the pension plan during 2013.

        All plan assets are accounted for at fair value on a recurring basis. Fair values are determined using level one inputs, or quoted prices for identical assets in active markets on the measurement date, as discussed in Note 1.

        The pension plan assets allocation at December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
Cash equivalents	4%	4%
Equity securities	65%	64%
Fixed income securities	31%	32%

Total	100%	100%

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

Postretirement Welfare Plan

        Motor Products provides postretirement medical insurance and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products. Employees who retire after January 1, 2005 must have twenty or more years of continuous service in order to be eligible for retiree medical benefits. Partial contributions from retirees are required for the medical insurance benefits. The Company's portion of the medical insurance premiums is funded from the general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Change in postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,378	$1,249
Service cost	22	22
Interest cost	67	70
Actuarial loss	227	104
Benefits paid, net of participant contributions	(73)	(67)

Accumulated postretirement benefit obligation at end of period	$1,621	$1,378

Accrued postretirement benefit cost at the beginning of period	$1,378	$2,195
Net periodic postretirement cost	28	11
Employer contributions	(73)	(67)

Accrued postretirement benefit cost, prior to pension adjustments	$1,333	$2,139
Required incremental (liability) asset	288	(761)

Accrued postretirement benefit cost at end of period	$1,621	$1,378

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Net periodic postretirement benefit costs included in the consolidated statements of operations for years 2012 and 2011 are as follows (in thousands):

	For the year ended December 31,
	2012	2011
Service cost	$22	$22
Interest cost	67	70
Amortization of prior service credit	(12)	(12)
Amortization of gain	(49)	(69)

Total benefit costs	$28	$11

        The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2013 is $38,000, of which $26,000 relates to the actuarial gain and $12,000 to the prior service credit.

        Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption can have a significant effect on the amounts reported. However, the Company's current contractual obligation requires a per capita fixed Company contribution amount through December 2015.

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.00% and 4.75% as of December 31, 2012 and 2011, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 4.75% for 2012 and 5.75% for 2011.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are:

Year of payment	Amount of Benefit Payment
2013	$57,000
2014	60,000
2015	67,000
2016	65,000
2017	72,000
2018 - 2022	404,000

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

        The Company's wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Allied Motion Stockholm (formerly known as Östergrens, located in Stockholm, Sweden), Allied Motion Asia (Hong Kong and Changzhou, China), and Allied Motion Canada (Oakville, Ontario, Canada), are included in the accompanying consolidated financial statements. Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended and as of December 31,
	2012	2011
Revenues derived from foreign subsidiaries	$42,172	$47,757
Identifiable assets	26,525	25,484

        Sales to customers outside of the United States by all Technology Units ("TUs") were $44,761,000 and $51,611,000 in years 2012 and 2011, respectively.

        During years 2012 and 2011, no single customer accounted for more than 10% of total revenues.

11. CONTINGENT CONSIDERATION

        The Company acquired Östergrens Elmotor AB (Östergrens), located in Stockholm, Sweden on December 30, 2010. In conjunction with the acquisition of Östergrens, the Company recorded contingent cash consideration based on the seller meeting certain performance criteria. The Company paid $1,350,000 and $332,000 of the contingent consideration in 2012 and 2011, respectively. The liability was denominated in Swedish Krona. The consideration paid was based on a multiple of the incremental profit achieved in 2011 over 2010 for certain customer projects.

12. RECLASSIFICATIONS

        Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on the Consolidated Statements of Income and Comprehensive Income, the Consolidated Statements of Stockholders' Equity or the Consolidated Statement of Cash Flows as previously reported.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2012 and 2011 is as follows (in thousands, except per share data):

Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,847	$26,836	$24,316	$23,969
Gross margin	7,637	8,151	7,099	6,753
Net income	1,158	1,817	1,321	1,101
Basic income per share	.14	.21	.15	.13
Diluted income per share	.14	.21	.15	.13

Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,724	$28,862	$27,331	$28,024
Gross margin	7,949	8,800	8,213	8,569
Net income	1,213	1,481	1,557	2,716
Basic income per share	.15	.17	.18	.32
Diluted income per share	.14	.17	.18	.32

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the chief executive officer and chief financial officer concluded that they are effective as of December 31, 2012.

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

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

b)
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012 and 2011.

c)
Consolidated Statements of Stockholders' Equity for the years 2012 and 2011.

d)
Consolidated Statements of Cash Flows for the years 2012 and 2011.

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
10.9	*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.)
10.10	*	Change of Control Agreement between Allied Motion Technologies Inc. and Robert P. Maida, dated and effective as of October 1, 2012 (attached herein)
10.11	*	Non-Employee Director Stock in Lieu of Cash Retainer Plan. (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed November 12, 2010.)
10.12
Credit Agreement dated as of May 7, 2007 among Allied Motion Technologies Inc., as US Borrower, Precision Motor Technology B.V., as EUR Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as EUR Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K/A dated August 8, 2007.)

Exhibit No.	Subject
10.13	Waiver and First Amendment to Credit Agreement dated as of August 3, 2009 among Allied Motion Technologies Inc., Precision Motor Technology B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed August 7, 2009.)
10.14
Third Amendment to Credit Agreement dated as of October 26, 2010 among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed November 1, 2010.)
10.15
Fourth Amendment to Credit Agreement dated as of March 28, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2011).
10.16
Fifth Amendment to Credit Agreement dated as of August 3, 2011, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JPMorgan Chase Bank, N.A. and J.P. Morgan Europe Limited. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011).
10.17
Sixth Amendment to Credit Agreement dated as of April 20, 2012, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., JP Morgan Chase Bank, N.A. and JP Morgan Europe Limited (incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2012.
10.18
Seventh Amendment to Credit Agreement dated October 26, 2012, among Allied Motion Technologies Inc., Allied Motion Technologies B.V., J.P. Morgan Chase Bank N.A., and J.P. Morgan Europe Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2012).
14.1
Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.)
21	List of Subsidiaries (attached herein).
23	Consent of EKS&H LLP (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Subject
101	The following materials from Allied Motion Technologies Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' investment, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

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

ALLIED MOTION TECHNOLOGIES INC.
By:	/s/ ROBERT P. MAIDA Robert P. Maida Chief Financial Officer
Date: March 11, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. SMITH Richard D. Smith	Executive Chairman of the Board	March 11, 2013
/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Executive Officer and Director	March 11, 2013
/s/ DELWIN D. HOCK Delwin D. Hock	Lead Director of the Independent Directors	March 11, 2013
/s/ JOSEPH W. BAGAN Joseph W. Bagan	Director	March 11, 2013
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 11, 2013
/s/ RICHARD D. FEDERICO Richard D. Federico	Director	March 11, 2013
/s/ GERALD J. LABER Gerald J. Laber	Director	March 11, 2013
/s/ WILLIAM P. MONTAGUE William P. Montague	Director	March 11, 2013

Signatures	Title	Date

/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 11, 2013