Form 10-Q
period 2013-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2013-05-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Number of Shares of the only class of Common Stock outstanding:  8,849,243 as of May 12, 2013

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$8,420	$9,728
Trade receivables, net of allowance for doubtful accounts of $189 and $177 at March 31, 2013 and December 31, 2012, respectively	12,696	10,806
Inventories, net	13,938	14,701
Deferred income taxes	643	639
Prepaid expenses and other assets	1,989	2,155
Total Current Assets	37,686	38,029
Property, plant and equipment, net	8,548	8,631
Deferred income taxes	4,050	4,103
Intangible assets, net	2,278	2,431
Other long-term assets, net	2,341	1,991
Goodwill	5,608	5,782
Total Assets	$60,511	$60,967
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	399	397
Accounts payable	5,577	5,748
Accrued liabilities	4,448	5,926
Total Current Liabilities	10,424	12,071
Deferred income taxes	894	935
Deferred compensation arrangements	2,366	1,997
Pension and post-retirement obligations	3,747	3,812
Total Liabilities	17,431	18,815
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 8,849 and 8,631 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	23,188	22,547
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	21,275	20,528
Accumulated other comprehensive loss	(1,383)	(923)
Total Stockholders’ Equity	43,080	42,152
Total Liabilities and Stockholders’ Equity	$60,511	$60,967

See accompanying notes to financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenues	$25,143	$26,847
Cost of goods sold	17,620	19,210
Gross margin	7,523	7,637
Operating costs and expenses:
Selling	1,293	1,365
General and administrative	2,992	2,947
Engineering and development	1,747	1,553
Amortization of intangible assets	84	174
Total operating costs and expenses	6,116	6,039
Operating income	1,407	1,598
Other (income) expense:
Interest expense	9	7
Other (income) expense, net	(14)	(17)
Total other (income) expense, net	(5)	(10)
Income before income taxes	1,412	1,608
Provision for income taxes	(452)	(450)
Net income	$960	$1,158

Foreign currency translation adjustment	(460)	515
Comprehensive income	$500	$1,673

Basic earnings per share:
Earnings per share	$0.11	$0.14
Basic weighted average common shares	8,733	8,565
Diluted earnings per share:
Earnings per share	$0.11	$0.14
Diluted weighted average common shares	8,733	8,565

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$960	$1,158
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	413	489
Other	305	325
Changes in assets and liabilities:
Trade receivables	(2,043)	(717)
Inventories, net	608	(42)
Prepaid expenses and other assets	(357)	(1,150)
Accounts payable	(93)	(395)
Accrued liabilities	(924)	(2,642)
Net cash used in operating activities	(1,131)	(2,974)
Cash Flows From Investing Activities:
Consideration paid for acquisition	—	(1,350)
Purchase of property and equipment	(298)	(586)
Net cash used in investing activities	(298)	(1,936)
Cash Flows From Financing Activities:
Dividends paid	(210)	(216)
Stock transactions under employee benefit stock plans	403	439
Net cash provided by financing activities	193	223

Effect of foreign exchange rate changes on cash	(72)	113
Net decrease in cash and cash equivalents	(1,308)	(4,574)
Cash and cash equivalents at beginning of period	9,728	9,155
Cash and cash equivalents at end of period	$8,420	$4,581

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

It is suggested that the accompanying condensed interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 that was previously filed by the Company.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	March 31, 2013	December 31, 2012
Parts and raw materials	$11,289	$13,174
Work-in process	1,878	1,504
Finished goods	2,787	2,096
	15,954	16,774
Less reserves	(2,016)	(2,073)
Inventories, net	$13,938	$14,701

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$290	$290
Building and improvements	3,726	3,713
Machinery, equipment, tools and dies	13,628	13,483
Furniture, fixtures and other	4,037	3,996
	21,681	21,482
Less accumulated depreciation	(13,133)	(12,851)
Property, Plant and Equipment, net	$8,548	$8,631

Depreciation expense was approximately $329,000 and $315,000 for the quarters ended March 31, 2013 and 2012, respectively.

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options, and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

In the quarter ended March 31, 2013, 175,213 shares of unvested restricted stock were awarded at a market value of $7.03.  Of the restricted shares granted, 58,909 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during the quarter ended March 31, 2013:

Number of Shares
Outstanding at beginning of period	243,124
Granted	175,213
Forfeited	—
Vested	(129,733)
Outstanding at end of Period	288,604

For the quarter ended March 31, 2013 and 2012, compensation expense, net of forfeitures, of $224,000 and $140,000 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

5.              Dividends per Share

The Company declared and paid dividends of $0.025 per share in the first quarter of 2013 and 2012. Total dividends paid in the quarter ended March 31 were $210,000 and $216,000 in 2013 and 2012, respectively.

6.              Segment Information

ASC Topic “Segment Reporting” requires disclosure of operating segments, which as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company operates in one segment for the manufacture and marketing of motion control products for original equipment manufacturers and end user applications. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements and within this note.

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Canada, and Asia are included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended March 31,
	2013	2012

Revenues derived from foreign subsidiaries	$11,093	$10,832
Identifiable assets as of March 31,	$27,174	$24,524

Sales to customers outside of the United States by all subsidiaries were $12,305,000 and $12,330,000 during the quarters ended March 31, 2013 and 2012, respectively.

During the quarters ended March 31, 2013 and 2012, no single customer accounted for more than 10% of total revenues.

7.              Intangible Assets

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

ALLIED MOTION TECHNOLOGIES INC.

Unaudited notes to Condensed Consolidated Financial Statements

	March 31, 2013	December 31, 2012	Estimated Life
Amortizable intangible assets
Customer lists	$4,291	$4,364	8-10 years
Trade name	946	946	10 years
Design and technologies	2,551	2,626	8-10 years
Patents	24	24
Accumulated amortization	(5,534)	(5,529)
Total intangible assets	$2,278	$2,431

Amortization expense for intangible assets for the quarters ended March 31, 2013 and 2012 was  $84,000 and $174,000, respectively.

8.              Goodwill

The change in the Company’s goodwill during the quarter ended March 31, 2013 is summarized in the table below (in thousands):

Balance, December 31, 2012	$5,782
Foreign currency translation	(174)
Balance, March 31, 2013	$5,608

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 5.9% at March 31, 2013	$399	$397

The Company’s Credit Agreement, which matures October 26, 2014, provides revolving credit up to $4 million and €3 million.  At March 31, 2013, approximately $7,850,000 ($4,000,000 and € 3,000,000) was available under the Credit Agreement.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.  The Company was in compliance with all covenants at March 31, 2013.

Approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi (“RMB”) 4,500,000). This facility will be used for working capital needs at the Company’s China operations, and will mature in October 2013. At March 31, 2013, there was approximately $300,000 (RMB 2,000,000) available under the facility.

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

1st Quarter Overview

Revenues for the quarter ended March 31, 2013 were down 6% from the first quarter of 2012.  The 6% decrease in sales is primarily due to a decrease in sales to our U.S. customers.  The Company experienced decreases in the electronics, medical, vehicle, and distribution markets, partially offset by increases in the industrial and aerospace and defense markets.  The Company’s revenues did increase over the fourth quarter of 2012, providing some indication that the overall decline in revenues that the Company experienced in 2012 may be turning around.

As we’ve stated previously, many of our orders are received as blanket orders covering 12 to 18 months of demand, and the timing of such impacts reported incoming levels. As such, we are no longer including the full value of the blanket orders when received and will only report them as bookings once a release date has been provided from the customer. With that said, orders for the quarter ended March 31, 2013 were $21.0 million compared to reported orders of $23.0 million in the same quarter of last year.  Had orders been recorded in the same manner in 2013 as they were in 2012, orders would have been $25.3 million for the first quarter of 2013, or would have shown an increase of $2.3 million.  Backlog at March 31, 2013 was $28.0 million compared to $40.9 million reported at the same time last year.  Had orders and backlog been recorded in the same manner in 2013 as they were in 2012, backlog at March 31, 2013 would have been $31.4 million, a $1.5 million decrease when compared to December 31, 2012, or a decrease of $9.5 million when compared to the end of the first quarter of 2012.  Management believes that the markets we serve are recognizing the value of the Company’s motion solutions, and we continue to pursue opportunities that will increase the company’s revenues and profitability.

Net income was $960,000 for the quarter, or $0.11 per diluted share, compared to $1,158,000, or $0.14 per diluted share for 2011.  Most of our operating units and served markets experienced decreased levels of business when compared to the first quarter of 2012. As a company, we are well diversified and not dependent on any one specific market which we believe provides us with some protection during a decline.

From a Cash Flow perspective, our cash net of debt position increased by $3.6 million from the first quarter of last year. We also continued a quarterly dividend program in 2013, providing $0.10 per share in dividends to shareholders for the trailing twelve months, or a dividend payout ratio of 17% when compared to the earnings per share of $0.60.  The Company also continued to invest in capital equipment to expand production capacity in its China facilities, as well as to facilitate the transition to the Company’s new ERP system.

Operating Results

Quarter Ended March 31, 2013 compared to Quarter Ended March 31, 2012

NET INCOME  The Company reported net income of $960,000, or $0.11 per diluted share for the first quarter of 2013, compared to $1,158,000, or $0.14 per diluted share for the same quarter last year.

EBITDA AND ADJUSTED EBITDA  EBITDA was $1,834,000 for the first quarter of 2013 compared to a $2,104,000 for the same quarter last year.  Adjusted EBITDA was $2,058,000 and $2,482,000 for the first quarters of 2013 and 2012, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain non-recurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES  Revenues were $25,143,000 for the quarter ended March 31, 2013 compared to $26,847,000 for the quarter ended March 31, 2012.  Overall, the Company experienced decreases in the electronics, medical, vehicle, and distribution markets, partially offset by increases in the industrial and aerospace and defense markets due to general economic conditions.

Sales to U.S. customers accounted for 51% and 54% of our sales in the first quarter of 2013 and 2012, respectively, with the balance to customers primarily in Europe, Canada, and Asia.  Sales volumes for the quarter ended March 31, 2013 decreased by about 7%, but were offset 1% due to the weakening of the dollar against the Euro and the Swedish Krona (SEK) over the same period of last year.

ORDER BACKLOG Beginning in 2013, we are no longer including the full value of blanket purchase orders when received from customers and will only report them as bookings when they are released to production.  To ensure an accurate comparison, we will also present bookings and backlog throughout 2013 in the same manner as the prior year.  Bookings for the quarter ended March 31, 2013 were $25.3 million compared to last year’s bookings of $23.0 million using the prior method and $21.0 million using the new method.  Backlog as of March 31, 2013 was $28.0 million using the new method and was $31.4 million using the prior method compared to $40.9 million as of March 31, 2012.

GROSS MARGIN  Gross margin as a percentage of revenues was 30% and 28% for the quarters ended March 31, 2013 and 2012, respectively.  The increase in gross margin is partially due to the change in the sales mix (decrease in sales of our lower margin business partially offset by increased sales of higher margin business) and partially due to a one-time charge in 2012 to cover the estimated cost of replacing products in the field due to an incorrect component used by one of the Company’s suppliers.

SELLING EXPENSES  Selling expenses in the first quarter were $1,293,000 compared to $1,365,000 for the first quarter last year.  The 5% decrease is primarily related to lower expected sales incentives in 2013 when compared to 2012.

GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses were $2,992,000 in the quarter ended March 31, 2013 compared to $2,947,000 in the quarter ended March 31, 2012.  The 1.5% increase is due to higher salaries and ERP costs, offset by lower incentive bonuses.

ENGINEERING AND DEVELOPMENT EXPENSES  Engineering and development expenses were $1,747,000 in the first quarter of 2013 and $1,553,000 in the same quarter last year.  The 12% increase over the same period of last year is primarily due to the hires of additional engineering personnel.

AMORTIZATION OF INTANGIBLE ASSETS  Amortization of intangible assets expense was $84,000 in the quarter ended March 31, 2013 and $174,000 in the same quarter last year.  Amortization expense decreased $90,000, or 52%, as certain intangible assets became fully amortized in 2012.

INCOME TAXES  Provision for income taxes was $452,000 and $450,000 for the first quarters of 2013 and 2012, respectively.  The Company uses an estimate of the annual effective rate to calculate and record income taxes based on the projected results for the fiscal year and the facts and circumstances known at each interim period.  The Company is subject to tax in the U.S. and multiple other tax jurisdictions.  Judgment is required in determining the worldwide provision for income taxes and in recording the related tax assets and liabilities.  The effective income tax rate as a percentage of income before income taxes was 32% and 28% for the quarters ended March 31, 2013 and 2012, respectively.  The effective rate is higher than the same quarter of last year primarily due to changes in the income mix from jursidictions with differences in tax rates, as well as certain foreign tax and other adjustments recorded in 2012 which lowered the Company’s effective rate for 2012.  The effective tax rate is lower than the statutory rate primarily due to lower tax rates in foreign jursidictions as well as certain permanent book tax differences.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business.  Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. There are no non-recurring items that have been excluded from Adjusted EBITDA for the quarter ended March 31, 2013.  For the quarter ended March 31, 2012, the charge to replace the incorrect electronic component of $238,000 is excluded from Adjusted EBITDA.

EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Net income	$960	$1,158
Interest expense	9	7
Provision for income tax	452	450
Depreciation and amortization	413	489
EBITDA	1,834	2,104
Stock compensation expense	224	140
Non-recurring expense (income)	—	238
Adjusted EBITDA	$2,058	$2,482

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased $1,308,000 to a balance of $8,428,000 at March 31, 2013. This decrease compares to a larger decrease of $4,574,000 for the same period last year. During the first quarter of 2013, operations used $1,131,000 in cash compared to $2,974,000 for the quarter ended March 31, 2012.   The decrease in cash used in operations is due to lower incentive bonus payments and lower tax payments when compared to the same period of last year.

Net cash used in investing activities was $298,000 and $1,936,000 for the first quarter of 2013 and 2012, respectively. The decrease is primarily due to the final portion of consideration for the Östergrens acquisition of $1,350,000 being paid in the first quarter of 2012.  Also, in the first quarter of 2013, purchases of property and equipment were $298,000 compared to $586,000 for the same period of last year.

Net cash provided by financing activities was $193,000 for the quarter ended March 31, 2013 compared to $223,000 for the same period last year. The decrease in 2013 is due to less Company stock purchased by the Allied Motion Employee Stock Ownership Plan (ESOP), based on lower company contributions to the plan for 2012.

The average outstanding borrowings for the quarter ended March 31, 2013 was $398,000.  The Company’s Credit Agreement, as amended, is used for borrowing needs that may occur in the United States and Europe. The Credit Agreement expires on October 26, 2014.  The Credit Agreement provides revolving credit up to $4 million and €3 million.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.  The Company was in compliance with all covenants at March 31, 2013.

The Company also has a Credit Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company’s subsidiaries in China. There is approximately $319,000 (RMB 2,000,000) available under the facility at March 31, 2013.

As of March 31, 2013, the amount available to borrow under the Company’s various lines-of-credit was approximately $8,150,000.

The Company also has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of March 31, 2013. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

As part of the Company’s quarterly cash dividend program, the Board of Directors declared a dividend of $0.025 per share payable on March 12, 2013 to shareholders of record on March 1, 2013.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2012.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 9, 2013.  At the annual meeting, the stockholders of the Company (i) elected the nine director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers for 2012, (iii) voted, on an advisory basis, on the frequency of future advisory votes on executive compensation, (iv) approved the Company’s Restated 2007 Stock Incentive Plan and (v) ratified the appointment of Ehrhardt Keefe Steiner Hottman LLLP (“EKS&H”) as the Company’s independent registered public accounting firm for the 2013 fiscal year.

The results of the voting for the nine director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non- votes
Richard D. Federico	5,496,687	269,794	17,806	2,222,464
S.R. (Rollie) Heath, Jr.	5,112,136	658,397	13,754	2,222,464
Gerald J. Laber	5,497,386	273,147	13,754	2,222,464
William P. Montague	5,493,518	276,694	14,074	2,222,465
M. M. Robert	5,722,692	46,839	14,755	2,222,465
R.D. Smith	5,119,190	651,924	13,172	2,222,465
R.S. Warzala	5,720,982	49,993	13,312	2,222,464

The results for the advisory vote on executive compensation for 2012 were as follows:

For	Against	Abstentions	Broker Non-Votes
5,425,039	324,197	35,050	2,222,465

The results for the advisory vote on the frequency of future advisory votes on executive compensation were as follows:

Vote for One Year	Vote for Two Years	Vote for Three Years	Abstentions	Broker Non-Votes
536,883	1,223,787	116,743	3,969,543	2,159,795

The results of the voting for the approval of the adoption of the Company’s Restated 2007 Stock Incentive Plan were as follows:

For	Against	Abstentions	Broker Non-Votes
5,033,842	704,713	45,731	2,222,465

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2013 fiscal year were as follows:

For	Against	Abstentions
7,919,001	53,572	34,178

Item 6.         Exhibits

(a)                           Exhibits

10.1            Allied Motion Technologies Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed March 19, 2013.)

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.*

*                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 14, 2013	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer