Form 10-Q
period 2013-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2013-08-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Commission File Number

0-04041

ALLIED MOTION TECHNOLOGIES INC.

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 Commerce Drive, Suite 4

Amherst, New York 14228

(Address of Principal Executive offices, including zip code)

(716) 242-8634

(Registrant’s Telephone Number, Including Area Code)

23 Inverness Way East, Suite 150

Englewood, Colorado  80112

(Former Address, if Changed Since Last Report)

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

Number of Shares of the only class of Common Stock outstanding:  8,846,194 as of August 12, 2013

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$11,256	$9,728
Trade receivables, net of allowance for doubtful accounts of $167 and $177 at June 30, 2013 and December 31, 2012, respectively	11,803	10,806
Inventories, net	13,974	14,701
Deferred income taxes	695	639
Prepaid expenses and other assets	897	2,155
Total Current Assets	38,625	38,029
Property, plant and equipment, net	9,065	8,631
Deferred income taxes	4,064	4,103
Intangible assets, net	2,228	2,431
Other long-term assets, net	2,572	1,991
Goodwill	5,692	5,782
Total Assets	$62,246	$60,967
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	567	397
Accounts payable	6,046	5,748
Accrued liabilities	4,560	5,926
Total Current Liabilities	11,173	12,071
Deferred income taxes	875	935
Deferred compensation arrangements	2,570	1,997
Pension and post-retirement obligations	3,755	3,812
Total Liabilities	18,373	18,815
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 8,845 and 8,631 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23,365	22,547
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	21,885	20,528
Accumulated other comprehensive loss	(1,377)	(923)
Total Stockholders’ Equity	43,873	42,152
Total Liabilities and Stockholders’ Equity	$62,246	$60,967

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues	$25,352	$26,836	$50,495	$53,683
Cost of products sold	17,817	18,685	35,437	37,895
Gross margin	7,535	8,151	15,058	15,788

Operating costs and expenses:
Selling	1,214	1,290	2,507	2,655
General and administrative	2,715	2,978	5,584	5,854
Engineering and development	1,658	1,563	3,405	3,116
Business development costs	565	—	638	—
Relocation costs	234	—	234	—
Amortization of intangible assets	85	166	169	340
Total operating costs and expenses	6,471	5,997	12,537	11,965
Operating income	1,064	2,154	2,521	3,823

Other income (expense), net:
Interest expense	(8)	(3)	(17)	(10)
Other income , net	132	373	96	319
Total other income, net	124	370	79	309
Income before income taxes	1,188	2,524	2,600	4,132
Provision for income taxes	(369)	(707)	(821)	(1,157)

Net income	$819	$1,817	$1,779	$2,975

Foreign currency translation adjustment	6	(955)	(454)	(440)
Comprehensive income	$825	$862	$1,325	$2,535

Basic net income per share:
Net income per share	$0.09	$0.21	$0.20	$0.35
Basic weighted average common shares	8,806	8,675	8,766	8,621

Diluted net income per share:
Net income per share	$0.09	$0.21	$0.20	$0.35
Diluted weighted average common shares	8,806	8,675	8,766	8,621

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$1,779	$2,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	830	980
Stock compensation expense	501	286
Other	(241)	339
Changes in assets and liabilities:
Trade receivables	(1,080)	(872)
Inventories, net	637	(856)
Prepaid expenses and other assets	37	(1,103)
Accounts payable	327	1,198
Accrued liabilities	(49)	(2,371)
Net cash provided by operating activities	2,741	576

Cash Flows From Investing Activities:
Consideration paid for acquisition	—	(1,350)
Purchase of property and equipment	(1,170)	(1,532)
Net cash used in investing activities	(1,170)	(2,882)

Cash Flows From Financing Activities:
Borrowings on line of credit	160	—
Dividends paid	(422)	(418)
Stock transactions under employee benefit stock plans	414	347
Net cash provided by (used in) financing activities	152	(71)

Effect of foreign exchange rate changes on cash	(195)	(55)

Net increase (decrease) in cash and cash equivalents	1,528	(2,432)

Cash and cash equivalents at beginning of period	9,728	9,155

Cash and cash equivalents at end of period	$11,256	$6,723

See accompanying notes to consolidated financial statements.

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

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	June 30, 2013	December 31, 2012
Parts and raw materials	$11,722	$13,174
Work-in process	1,713	1,504
Finished goods	2,574	2,096
	16,009	16,774
Less reserves	(2,035)	(2,073)
Inventories, net	$13,974	$14,701

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$290	$290
Building and improvements	3,881	3,713
Machinery, equipment, tools and dies	14,295	13,483
Furniture, fixtures and other	4,070	3,996
	22,536	21,482
Less accumulated depreciation	(13,471)	(12,851)
Property, Plant and Equipment, net	$9,065	$8,631

Depreciation expense was $348,000 and $325,000 for the quarters ended June 30, 2013 and 2012, respectively.  Depreciation expense was $661,000 and $640,000 for the six months ended June 30, 2013 and 2012, respectively.

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options, and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2013, 175,213 shares of unvested restricted stock were awarded at a market value of $7.03.   Of the restricted shares granted, 58,909 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2013:

Number of Shares
Outstanding at beginning of period	243,124
Granted	175,213
Forfeited	(1,282)
Vested	(143,266)
Outstanding at end of Period	273,789

For the quarters ended June 30, 2013 and 2012, stock compensation expense, net of forfeitures, of $277,000 and $146,000 was recorded, respectively.    For the six-months ended June 30, 2013 and 2012, stock compensation expense, net of forfeitures, of $501,000 and $286,000 was recorded, respectively.

5.              Dividends per Share

The Company declared and paid a quarterly dividend of $0.025 per share in each of the first and second quarter of 2013 and 2012. Total dividends paid in the first six months of 2013 and 2012 were $422,000 and $418,000, respectively.

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Canada, and Asia are included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues derived from foreign subsidiaries	$11,674	$11,482	$22,767	$22,314

Identifiable assets as of June 30,	$28,110	$24,739

Sales to customers outside of the United States by all subsidiaries were $11,708,000 and $11,403,000 during the quarters ended June 30, 2013 and 2012, respectively, and $24,013,000 and $23,733,000 for the six months ended June 30, 2013 and 2012, respectively.

During the quarters and six months ended June 30, 2013 and 2012, no single customer accounted for more than 10% of total revenues.

7.              Intangible Assets

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

	June 30, 2013	December 31, 2012	Estimated Life
Amortizable intangible assets
Customer lists	$4,327	$4,364	8-10 years
Trade name	946	946	10 years
Design and technologies	2,587	2,626	8-10 years
Patents	24	24
Accumulated amortization	(5,656)	(5,529)
Total intangible assets	$2,228	$2,431

Amortization expense for intangible assets was $85,000 and $166,000 for the quarters ended June 30, 2013 and 2012, respectively, and $169,000 and $340,000 for the six months ended June 30, 2013 and 2012, respectively.

8.              Goodwill

The change in the Company’s goodwill during the six months ended June 30, 2013 is summarized in the table below (in thousands):

Balance, December 31, 2012	$5,782
Foreign currency translation	(90)
Balance, June 30, 2013	$5,692

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 5.9% at June 30, 2013	$567	$397

The Company’s Credit Agreement, which matures October 26, 2014, provides revolving credit up to $4 million and €3 million.  At June 30, 2013, approximately $7,900,000 ($4,000,000 and € 3,000,000) was available under the Credit Agreement.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.   The Company was in compliance with all covenants at June 30, 2013.

Approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

The Company also has a Credit Line Facility in China providing credit of approximately $700,000 (Chinese Renminbi (“RMB”) 4,500,000). This facility will be used for working capital needs at the Company’s China operations, and will mature in October 2013. At June 30, 2013, there was approximately $160,000 (RMB 1,000,000) available under the facility.

10.       Business development costs

The Company incurred approximately $565,000 of business development costs in the quarter ended June 30, 2013 and $638,000 for the six months ended June 30, 2013.  These costs relate to a potential acquisition and are included in Business development costs on the Consolidated Statement of Operations and Comprehensive Income.

11.       Relocation costs

The Company incurred $234,000 of relocation costs in the quarter ended June 30, 2013 in relation to the move of the Company’s corporate office and personnel to Amherst, New York.  This relocation occurred and was completed in the second quarter of 2013.  Costs of relocation are included in Relocation costs on the Consolidated Statement of Operations and Comprehensive Income.

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

2nd Quarter Overview

Revenues for the quarter ended June 30, 2013 were down 6% from the second quarter of 2012.  The 6% decrease in sales is primarily due to a decrease in sales to our U.S. customers.  The Company experienced decreases in nearly all markets partially offset by an increase in our industrial markets.  The Company’s revenues did increase each of the last two quarters, providing some indication that the overall decline in revenues that the Company experienced in 2012 may be turning around.

As we’ve stated previously, many of our orders are received as blanket orders covering 12 to 18 months of demand, and the timing of such impacts reported incoming levels. As such, we are no longer including the full value of the blanket orders when received and will only report them as bookings once a release date has been provided from the customer. With that said, bookings for the quarter ended June 30, 2013 were $26.4 million compared to last year’s bookings of $23.7 million using the prior methodology and $23.5 million using the new methodology.  Backlog as of June 30, 2013 was $26.9 million using the new methodology and was $35.4 million using the prior methodology compared to $36.7 million as of June 30, 2012.

Net income was $819,000 for the quarter, or $0.09 per diluted share, compared to $1,817,000, or $0.21 per diluted share for 2012.  Most of our operating units and served markets experienced decreased levels of business when compared to the second quarter of 2012.  As a company, we are well diversified and not dependent on any one specific market which we believe provides us with some protection during a decline.

From a Cash Flow perspective, our cash net of debt position increased by $1.4 million from December 31, 2012. We also continued a quarterly dividend program in 2013, providing $0.10 per share in dividends to shareholders for the trailing twelve months, or a dividend payout ratio of 21% when compared to the earnings per share of $0.48.  The Company also continued to invest in capital equipment to expand production capacity in its China facilities, as well as to facilitate the transition to the Company’s new ERP system.

Operating Results

Quarter Ended June 30, 2013 compared to Quarter Ended June 30, 2012

	For the three months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	$	%

Revenues	$25,352	$26,836	$(1,484)	(6)%
Cost of products sold	17,817	18,685	(868)	(5)%
Gross margin	7,535	8,151	(616)	(8)%
Gross margin percentage	30%	30%	—	—

Operating costs and expenses:
Selling	1,214	1,290	(76)	(6)%
General and administrative	2,715	2,978	(263)	(9)%
Engineering and development	1,658	1,563	95	6%
Business development costs	565	—	565	100%
Relocation costs	234	—	234	100%
Amortization of intangible assets	85	166	(81)	(49)%
Total operating costs and expenses	6,471	5,997	474	8%
Operating income	1,064	2,154	(1,090)	(51)%
Interest expense	(8)	(3)	5
Other income, net	132	373	(241)
Income before income taxes	1,188	2,524	(1,336)	(53)%
Provision for income taxes	(369)	(707)	338	48%
Net income	$819	$1,817	$(998)	(55)%

NET INCOME AND ADJUSTED NET INCOME    The Company reported net income of $819,000, or $0.09 per diluted share for the quarter ended June 30, 2013, compared to $1,817,000, or $0.21 per diluted share for the same quarter last year.

Adjusted net income for the quarter ended June 30, 2013 and 2012, respectively, was $1,362,000 and $1,595,000.  Adjusted diluted earnings per share for the second quarter of 2013 and 2012 respectively, was $0.15 and $0.18 respectively.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income excludes $565,000($384,000 net of tax) of business development costs and $234,000($159,000 net of tax) in expenses related to the move of our corporate offices (including staff) to Amherst, NY.  Additionally, Adjusted net income for the second quarter of 2012 excludes $301,000($222,000 net of tax) received from a previous landlord to terminate a building lease early.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA    EBITDA was $1,613,000 for the second quarter of 2013 compared to a $3,018,000 for the same quarter last year.  Adjusted EBITDA was $2,689,000 and $2,863,000 for the second quarter of 2013 and 2012, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain other items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES                             Revenues were $25,352,000 for the quarter ended June 30, 2013 compared to $26,836,000 for the quarter ended June 30, 2012.  Overall, the Company experienced decreases in the electronics, medical, vehicle, distribution, and aerospace and defense markets, partially offset by an increase in the industrial market due to general economic conditions.

Sales to U.S. customers accounted for 54% and 58% of our sales in the quarter ended June 30, 2013 and 2012, respectively, with the balance to customers primarily in Europe, Asia and Canada.  Sales volumes for the quarter ended June 30, 2013 decreased by 7%, but were offset 1% due to the weakening of the dollar against the Euro and the SEK over the same period of last year.

ORDER BACKLOG    Beginning in 2013, we are no longer including the full value of blanket purchase orders when received from customers and will only report them as bookings when they are released to production. To ensure an accurate comparison, we will also present bookings and backlog throughout 2013 in the same manner as the prior year. Bookings for the quarter ended June 30, 2013 were $26.4 million compared to last year’s bookings of $23.7 million using the prior method and were $23.5 million using the new method.  Backlog as of June 30, 2013 was $26.9 million using the new method and was $35.4 million using the prior method compared to $36.7 million as of June 30, 2012.

GROSS MARGIN    Gross margin as a percentage of revenues was 30% for the quarters ended June 30, 2013 and 2012, respectively.

SELLING EXPENSES   Selling expenses in the second quarter were $1,214,000 compared to $1,290,000 for the second quarter of last year.  The 6% decrease is due to lower commissions based on lower sales, as well as the transfer of certain personnel from selling to engineering.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $2,715,000 in the quarter ended June 30, 2013 compared to $2,978,000 in the quarter ended June 30, 2012.    The 9% decrease is comprised of decreases in incentive bonuses, partially offset by higher restricted stock compensation expense, higher salaries due to a higher headcount, as well as increased ERP costs.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $1,658,000 in the second quarter of 2013 and $1,563,000 in the same quarter last year.  The 6% increase over the same period of last year is primarily due to the transfer of certain personnel from selling to engineering.

BUSINESS DEVELOPMENT COSTS The Company incurred $565,000 of business development costs during the second quarter of 2013 in conjunction with a potential acquisition.

RELOCATION COSTS The Company incurred $234,000 of relocation costs in the quarter ended June 30, 2013 in relation to the move of the Company’s corporate office and personnel to Amherst, New York.  This relocation occurred and was completed in the second quarter of 2013.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $85,000 in the quarter ended June 30, 2013 and $166,000 in the same quarter last year.  Amortization expense decreased $81,000, or 49%, as certain intangible assets became fully amortized in 2012.

OTHER INCOME, NET Other income was $132,000 for the quarter ended June 30, 2013 compared to $373,000 for the same period of last year.  The income reported in 2012 is primarily due to a payment received from a former landlord for early termination of the Company’s building lease in Sweden, net of moving expenses.

INCOME TAXES   Provision for income taxes was $369,000 and $707,000 for the second quarter of 2013 and 2012, respectively.  The Company uses an estimate of the annual effective rate to calculate and record income taxes based on the projected results for the fiscal year and the facts and circumstances known at each interim period.  The Company is subject to tax in the U.S. and multiple other tax jurisdictions.  Judgment is required in determining the worldwide provision for income taxes and in recording the related tax assets and liabilities.   The effective income tax rate as a percentage of income before income taxes was 31% and 28% for the quarters ended June 30, 2013 and 2012, respectively.  The effective rate is higher than the same quarter of last year primarily due to changes in the income mix from jurisdictions with differences in tax rates, as well as certain foreign tax and other adjustments recorded in 2012 which lowered the Company’s effective rate for 2012.  The effective tax rate is lower than the statutory rate for both periods primarily due to lower tax rates in foreign jurisdictions as well as certain permanent book tax differences.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

	For the six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	$	%

Revenues	$50,495	$53,683	$(3,188)	(6)%
Cost of products sold	35,437	37,895	(2,458)	(6)%
Gross margin	15,058	15,788	(730)	(5)%
Gross margin percentage	30%	29%	—	1%

Operating costs and expenses:
Selling	2,507	2,655	(148)	(6)%
General and administrative	5,584	5,854	(270)	(5)%
Engineering and development	3,405	3,116	289	9%
Business development costs	638	—	638	100%
Relocation costs	234	—	234	100%
Amortization of intangible assets	169	340	(171)	(50)%
Total operating expenses	12,537	11,965	572	5%
Operating income	2,521	3,823	(1,302)	(34)%
Interest expense	(17)	(10)	7
Other income , net	96	319	(223)	(70)%
Income before income taxes	2,600	4,132	(1,532)	(37)%
Provision for income taxes	(821)	(1,157)	336	29%
Net income	$1,779	$2,975	$(1,196)	(40)%

NET INCOME AND ADJUSTED NET INCOME    The Company reported net income of $1,779,000 or $0.20 per diluted share for the six months ended June 30, 2013, compared to $2,975,000 or $0.35 per diluted share for the six months ended June 30, 2012.

Adjusted net income for the six months ended June 30, 2013 and 2012, respectively, was $2,372,000 and $2,931,000.  Adjusted diluted earnings per share for the first six months of 2013 and 2012 respectively, was $0.27 and $0.34 respectively.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income excludes $638,000($434,000 net of tax) of business development costs and $234,000($159,000 net of tax) in expenses related to the move of our corporate offices (including staff) to Amherst, NY.  Additionally, Adjusted net income for the first six months of 2012 excludes $301,000($222,000 net of tax) received from a previous landlord to terminate a building lease early.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA    EBITDA was $3,447,000 for the six months ended June 30, 2012 compared to a $5,122,000 for the same period last year.  Adjusted EBITDA was $4,820,000 and $5,345,000 for the six months ended June 30, 2013 and 2012, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain other items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES                             Revenues were $50,495,000 for the six months ended June 30, 2013 compared to $53,683,000 for the six months ended June 30, 2012.  Overall, the Company experienced decreases in the electronics, medical, vehicle, distribution, and aerospace and defense markets, partially offset by an increase in the industrial market, due to general economic conditions.

Sales to U.S. customers accounted for 52% and 56% of our sales in the first six months of 2013 and 2012, respectively, with the balance to customers primarily in Europe, Canada and Asia.  Sales volumes for the six months ended June 30, 2013 decreased by 7%, but were offset 1% due to the weakening of the dollar against the Euro and the SEK over the same period of last year.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 29% for the six months ended June 30, 2013 and 2012, respectively.  The lower gross margins in 2012 were due to a one-time charge in 2012 to cover the estimated cost of replacing products in the field due to an incorrect component used by one of the Company’s suppliers.

SELLING EXPENSES   Selling expenses were $2,507,000 and $2,655,000 for the six months ended June 30, 2013 and 2012 respectively.  The 6% decrease is due to a decrease in commissions based on the lower sales, as well as the transfer of certain personnel from selling to engineering.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were $5,584,000 for the six months ended June 30, 2013 compared to $5,854,000 for the six months ended June 30, 2012.  The 5% decrease is comprised of decreases in incentive bonuses, partially offset by higher restricted stock compensation expense, higher salaries due to higher headcount, as well as increased ERP costs.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $3,405,000 for the six months ended June 30, 2013 and $3,116,000 for the same period last year.  The 9% increase over the same period of last year is due to the transfer of certain personnel from selling to engineering, as well as personnel additions to our engineering department.

BUSINESS DEVELOPMENT COSTS The Company incurred $638,000 of business development costs during the first six months of 2013 in conjunction with a potential acquisition.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $169,000 for the six months ended June 30, 2013 and $340,000 for the same period last year.  The 50% decrease is due to certain intangibles that became fully amortized in 2012.

OTHER INCOME, NET Other income was $96,000 for the six months ended June 30, 2013 compared to $319,000 for the first six months of 2012.  The income reported in 2012 is primarily due to a payment received from a former landlord for early termination of the Company’s building lease in Sweden, net of moving expenses.

INCOME TAXES   Provision for income taxes was $821,000 and $1,157,000 for the six months ended June 30, 2013 and 2012, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 32% and 28% for the six months ended June 30, 2013 and 2012, respectively.  The effective rate is higher for the first six months of 2013 primarily due to changes in the income mix from jurisdictions with differences in tax rates, as well as certain foreign tax and other adjustments recorded in 2012 which lowered the Company’s effective rate for 2012.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under generally accepted accounting principles.  Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results; in particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, this supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business.  Adjusted EBITDA excludes stock compensation expense, as well as certain income or expenses which are not indicative of the ongoing performance of the Company. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Net income	$819	$1,817	$1,779	$2,975
Interest expense	8	3	17	10
Provision for income tax	369	707	821	1,157
Depreciation and amortization	417	491	830	980
EBITDA	1,613	3,018	3,447	5,122
Stock compensation expense	277	146	501	286
Relocation costs	234	—	234	—
Business development costs	565	—	638	—
Concession payment from former landlord	—	(301)	—	(301)
Non-recurring replacement costs	—	—	—	238
Adjusted EBITDA	$2,689	$2,863	$4,820	$5,345

Allied Motion’s management uses “Adjusted net income” in their analysis of the Company’s performance. This measure, as used by Allied Motion in past quarters adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$819	$1,817	$1,779	$2,975
Non-GAAP adjustments, net of tax
Relocation costs	159	—	159	—
Business development costs	384	—	434	—
Concession payment from landlord	—	(222)	—	(222)
Non-recurring replacement costs	—	—	—	178
Adjusted net income	$1,362	$1,595	$2,372	$2,931

Per Share Amounts
Adjusted diluted earnings per share	$0.15	$0.18	$0.27	$0.34
Diluted weighted average common shares	8,806	8,675	8,766	8,621

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $1,528,000 to a balance of $11,256,000 at June 30, 2013. This increase compares to a decrease of $2,432,000 for the same period last year. During the first six months of 2013, operations provided $2,741,000 in cash compared to $576,000 for the same period of 2012.   The increase in cash provided from operations is primarily due to lower incentive bonus payments and lower tax payments when compared to the same period of last year.

Net cash used in investing activities was $1,170,000 and $2,882,000 for the first six months of 2013 and 2012, respectively. The decrease is primarily due to the final portion of consideration for the Östergrens acquisition of $1,350,000 being paid in the first quarter of 2012.  In the six months ended June 30, 2013, purchases of property and equipment were $1,170,000 compared to $1,532,000 for the same period of last year.

Net cash provided by financing activities was $152,000 for the six months ended June 30, 2013 compared to cash used of $71,000 for the same period last year. The increase in 2013 is due to borrowings that have occurred in 2013, whereas there were no borrowings for the same period of last year.

The Company’s Credit Agreement, as amended, is used for borrowing needs that may occur in the United States and Europe. The Credit Agreement expires on October 26, 2014.  The Credit Agreement provides revolving credit up to $4 million and €3 million.

The Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.  The Company was in compliance with all covenants at June 30, 2013.

The Company also has a Credit Facility in China providing credit of approximately $700,000 (RMB 4,500,000) to provide financing availability for working capital needs for the Company’s subsidiaries in China. The average outstanding borrowings for the quarter ended June 30, 2013 was $566,000.  There is approximately $160,000 (RMB 1,000,000) available under the facility at June 30, 2013.

As of June 30, 2013, the amount available to borrow under the Company’s various lines-of-credit was approximately $8,050,000.

The Company also has bank overdraft facilities with foreign banks in Europe. The facilities had no outstanding balance as of June 30, 2013. The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

During the six months ended June 30, 2013, the Company has paid dividends of $0.05 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company’s credit facilities.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
04/01/12 to 04/30/12	11,950	$6.94	—	—
05/01/12 to 05/31/12	—	—	—	—
06/01/12 to 06/30/12	—	—	—	—
Total	11,950	$6.94	—	—

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.*

*                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2013	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer