Form 10-Q
period 2013-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2013-11-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Number of Shares of the only class of Common Stock outstanding:  9,093,389 as of November 8, 2013

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$11,654	$9,728
Trade receivables, net of allowance for doubtful accounts of $189 and $177 at September 30, 2013 and December 31, 2012, respectively	13,429	10,806
Inventories, net	15,167	14,701
Deferred income taxes	731	639
Prepaid expenses and other assets	1,431	2,155
Total Current Assets	42,412	38,029
Property, plant and equipment, net	9,649	8,631
Deferred income taxes	4,115	4,103
Intangible assets, net	2,227	2,431
Other long-term assets, net	2,672	1,991
Goodwill	5,916	5,782
Total Assets	$66,991	$60,967
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	1,141	397
Accounts payable	7,628	5,748
Accrued liabilities	5,485	5,926
Total Current Liabilities	14,254	12,071
Deferred income taxes	885	935
Deferred compensation arrangements	2,692	1,997
Pension and post-retirement obligations	3,694	3,812
Total Liabilities	21,525	18,815
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 8,845 and 8,631 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	23,543	22,547
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	22,494	20,528
Accumulated other comprehensive loss	(571)	(923)
Total Stockholders’ Equity	45,466	42,152
Total Liabilities and Stockholders’ Equity	$66,991	$60,967

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues	$24,876	$24,316	$75,371	$77,999
Cost of products sold	17,638	17,217	53,075	55,112
Gross margin	7,238	7,099	22,296	22,887

Operating costs and expenses:
Selling	1,132	1,143	3,640	3,798
General and administrative	2,516	2,343	8,098	8,197
Engineering and development	1,718	1,454	5,123	4,570
Business development costs	596	—	1,235	—
Relocation costs	—	—	234	—
Amortization of intangible assets	83	126	252	466
Total operating costs and expenses	6,045	5,066	18,582	17,031
Operating income	1,193	2,033	3,714	5,856

Other (expense) income, net:
Interest expense	(13)	(2)	(30)	(12)
Other expense, net	(38)	(89)	58	230
Total other (expense) income, net	(51)	(91)	28	218
Income before income taxes	1,142	1,942	3,742	6,074
Provision for income taxes	(309)	(621)	(1,130)	(1,778)

Net income	$833	$1,321	$2,612	$4,296

Foreign currency translation adjustment	806	305	352	(135)
Comprehensive income	$1,639	$1,626	$2,964	$4,161

Basic net income per share:
Net income per share	$0.09	$0.15	$0.30	$0.50
Basic weighted average common shares	8,807	8,673	8,778	8,637

Diluted net income per share:
Net income per share	$0.09	$0.15	$0.30	$0.50
Diluted weighted average common shares	8,807	8,673	8,778	8,637

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$2,612	$4,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,311	1,361
Stock compensation expense	674	446
Other	(447)	692
Changes in assets and liabilities:
Trade receivables	(2,510)	(1,244)
Inventories, net	(326)	(1,203)
Prepaid expenses and other assets	(484)	(1,254)
Accounts payable	1,796	(371)
Accrued liabilities	818	(2,076)
Net cash provided by operating activities	3,444	647

Cash Flows From Investing Activities:
Consideration paid for acquisition	—	(1,350)
Purchase of property and equipment	(2,055)	(2,021)
Net cash used in investing activities	(2,055)	(3,371)

Cash Flows From Financing Activities:
Borrowings on line of credit	724	—
Dividends paid	(646)	(629)
Stock transactions under employee benefit stock plans	414	355
Net cash provided by (used in) financing activities	492	(274)

Effect of foreign exchange rate changes on cash	45	100

Net increase (decrease) in cash and cash equivalents	1,926	(2,898)

Cash and cash equivalents at beginning of period	9,728	9,155

Cash and cash equivalents at end of period	$11,654	$6,257

See accompanying notes to condensed consolidated financial statements.

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

It is suggested that the accompanying condensed consolidated interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 that was previously filed by the Company.

2.              Inventories

Inventories, valued at the lower of cost (first-in, first-out basis) or market, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Parts and raw materials	$12,345	$13,174
Work-in process	1,781	1,504
Finished goods	3,062	2,096
	17,188	16,774
Less reserves	(2,021)	(2,073)
Inventories, net	$15,167	$14,701

3.              Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$290	$290
Building and improvements	3,961	3,713
Machinery, equipment, tools and dies	15,183	13,483
Furniture, fixtures and other	4,159	3,996
	23,593	21,482
Less accumulated depreciation	(13,944)	(12,851)
Property, Plant and Equipment, net	$9,649	$8,631

Depreciation expense was $395,000 and $255,000 for the quarters ended September 30, 2013 and 2012, respectively.  Depreciation expense was $1,059,000 and $895,000 for the nine months ended September 30, 2013 and 2012, respectively.

4.              Stock-Based Compensation

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options, and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2013, 175,213 shares of unvested restricted stock were awarded at a market value of $7.03.  Of the restricted shares granted, 58,909 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2013:

Number of Shares
Outstanding at beginning of period	243,124
Granted	175,213
Forfeited	(3,181)
Vested	(143,266)
Outstanding at end of Period	271,890

For the quarters ended September 30, 2013 and 2012, stock compensation expense, net of forfeitures, of $172,000 and $160,000 was recorded, respectively.  For the nine-months ended September 30, 2013 and 2012, stock compensation expense, net of forfeitures, of $674,000 and $446,000 was recorded, respectively.

On October 18, 2013, an additional 248,305 shares were awarded at a market value of $8.23, to certain executives of the Company as a result of the acquisition of Globe Motors, Inc.  The stock compensation expense will occur over the service period of 5 years, and will begin to be recognized in the fourth quarter of 2013.  See Note 11. Subsequent Events, for additional details surrounding the acquisition.

5.              Dividends per Share

The Company declared and paid a quarterly dividend of $0.025 per share in each of the first three quarters of 2013 and 2012.  Total dividends paid in the first nine months of 2013 and 2012 were $646,000 and $629,000, respectively.

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Canada, and Asia are included in the accompanying condensed consolidated financial statements.  Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenues derived from foreign subsidiaries	$11,167	$9,771	$33,934	$32,085

Identifiable assets as of September 30,	$31,480	$25,335

Sales to customers outside of the United States by all subsidiaries were $11,491,000 and $10,172,000 during the quarters ended September 30, 2013 and 2012, respectively, and $35,504,000 and $33,905,000 for the nine months ended September 30, 2013 and 2012, respectively.

During the quarters and nine months ended September 30, 2013 and 2012, no single customer accounted for more than 10% of total revenues.

7.              Intangible Assets

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

	September 30, 2013	December 31, 2012	Estimated Life
Amortizable intangible assets
Customer lists	$4,421	$4,364	8-10 years
Trade name	946	946	10 years
Design and technologies	2,684	2,626	8-10 years
Patents	24	24
Accumulated amortization	(5,848)	(5,529)
Total intangible assets	$2,227	$2,431

Amortization expense for intangible assets was $83,000 and $126,000 for the quarters ended September 30, 2013 and 2012, respectively, and $252,000 and $466,000 for the nine months ended September 30, 2013 and 2012, respectively.

8.              Goodwill

The change in the Company’s goodwill during the nine months ended September 30, 2013 is summarized in the table below (in thousands):

Balance, December 31, 2012	$5,782
Foreign currency translation	134
Balance, September 30, 2013	$5,916

9.              Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Credit Agreement, revolving line-of-credit	$—	$—
China Credit Facility, 6.2% at September 30, 2013	$1,141	$397

The Company’s Prior Credit Agreement, was scheduled to mature on October 26, 2014, provided revolving credit up to $4 million and €3 million.  At September 30, 2013, approximately $8,100,000 ($4,000,000 and € 3,000,000) was available under the Prior Credit Agreement.  As a result of the acquisition of Globe Motors, Inc., the Company entered into a new Credit Agreement, thus terminating the Prior Credit Agreement.  See further discussion in Note 11. Subsequent Events.

The Prior Credit Agreement contained certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.  The Company was in compliance with all covenants at September 30, 2013.

Approximately $700,000 (€ 300,000 and 2,100,000 Swedish Krona (“SEK”)) was available under bank overdraft facilities in Europe.

The Company also has a Credit Facility in China providing credit of approximately $1,600,000 (Chinese Renminbi (“RMB”) 9,500,000).  This facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in October 2014.  At

September 30, 2013, there was approximately $400,000 (RMB 2,500,000) available under the facility.

10.       Business development costs

The Company incurred approximately $596,000 of business development costs in the quarter ended September 30, 2013 and $1,235,000 for the nine months ended September 30, 2013 in conjunction with the acquisition of Globe Motors, Inc. (“Globe”).

11.       Subsequent Events

On Friday, October 18, 2013, the Company completed the acquisition of Globe from Safran USA, Inc., on a cash free, debt free basis, for approximately $90 million in cash.

The initial accounting for the business transaction is incomplete pending the determination of the fair value of the assets acquired and the liabilities assumed, pre-acquisition tax positions and the contractual working capital adjustment defined in the purchase agreement.  The valuation is expected to be finalized in the fourth quarter of 2013.  When the valuation is finalized, the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed will be allocated to goodwill.

In connection with the funding of the acquisition of Globe, the Company entered into a Credit Agreement dated as of October 18, 2013.  The Credit Agreement provides for a $15 million five-year revolving credit facility and a $50 million five-year term loan (collectively the “Senior Credit Facilities”).

Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement.  Borrowings will bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”).  In addition, the Company is required to pay a commitment fee of between 0.125% and 0.30% quarterly (currently 0.25%) on the unused portion of the Revolver, also based on the Company’s Total Leverage Ratio. Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity and with mandatory prepayments being required in certain circumstances. The Senior Credit Facilities are secured by substantially all of the Company’s assets and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants defined in the Credit Agreement require the Company to maintain a minimum fixed charge coverage ratio of at least 1.25:1.0 at the end of each fiscal quarter. In addition, the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0:1.0 through September 30, 2014, 3.0:1.0 through September 30, 2015, 2.5:1.0 through September 30, 2016 and 2.25:1.0 thereafter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  These covenants are subject to certain exceptions provided in the Credit Agreement.

The Credit Agreement requires the Company to enter into derivative contracts for at least 50% of the balance of the Term Loan, as amortized.  The Company has entered into these derivative contracts during October, and will be using Hedge Accounting with gains and losses on contracts being reflected in Other Comprehensive Income.

Also in connection with funding the acquisition of Globe Motors, Inc., the Company entered into a Note Agreement, dated as of October 18, 2013 pursuant to which the Company sold $30 million of 14.50% Senior Subordinated Notes due October 18, 2019 (the “Notes”) to Prudential Capital Partners IV, L.P. and its affiliates in a private placement.  The interest rate on the Notes is 14.50% with 13.00% payable in cash and 1.50% payable in-kind, quarterly in arrears and the outstanding principal amount of the Notes, together with any accrued and unpaid interest is due on October 18, 2019.  The Company may prepay the Notes at any time after October 18, 2016, in whole or in part, at 100% of the principal amount.  The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Note Agreement contains customary covenants that are substantially similar to the covenants in the Credit Agreement, however the financial covenants under the Note Agreement require the Company to maintain a minimum fixed charge coverage ratio of at least 1.05:1.0 at the end of each fiscal quarter and the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.5:1.0 through September 30, 2014, 3.5:1.0 through September 30, 2015, 3.0:1.0 through September 30, 2016 and 2.75:1.0 thereafter.

The Note Agreement also includes customary events of default that are substantially similar to the events of default in the Credit Agreement.  The amounts outstanding under the Notes may be accelerated upon certain events of default.  A Yield Maintenance Amount may also be due if the acceleration of the principal amount due to an event of default occurs prior to October 18, 2016.  The Yield Maintenance Amount is equal to the excess, if any, of the discounted value of the called principal with respect to the Notes over the sum of the called principal plus accrued interest as of the settlement date.

The Senior Credit Facilities replaced the Company’s Prior Credit Agreement dated as of May 7, 2007, as amended, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Prior Credit Agreement was scheduled to mature on October 26, 2014 and provided revolving credit up to $4 million and €3 million.  No amounts were outstanding under the Prior Credit Agreement at the time of termination.

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

3rd Quarter Overview

Revenues for the quarter ended September 30, 2013 were up 2% from the third quarter of 2012.  The increase is primarily due to an increase in sales to our industrial and medical markets.  Sales to Customers outside of the U.S. increased, while sales within the U.S. were down.

As we’ve stated previously, many of our orders are received as blanket orders covering 12 to 18 months of demand, and the timing of such impacts reported incoming levels.  As such, we are no longer including the full value of the blanket orders when received and will only report them as bookings once a release date has been provided from the customer.  With that said, bookings for the quarter ended September 30, 2013 were $30.2 million compared to last year’s bookings of $20.2 million using the prior methodology and were $25.0 million using the new methodology.  Backlog as of September 30, 2013 was $27.5 million using the new methodology and was $37.6 million using the prior methodology compared to $33.2 million as of September 30, 2012.

From a Cash Flow perspective, our cash net of debt position increased by $1.2 million from December 31, 2012.  We also continued a quarterly dividend program in 2013, providing $0.10 per share in dividends to shareholders for the trailing twelve months, or a dividend payout ratio of 23% when compared to the earnings per share of $0.43.  The Company also continued to invest in capital equipment to expand production capacity in its China facilities, as well as to facilitate the transition to the Company’s new ERP system.

Operating Results

Quarter Ended September 30, 2013 compared to Quarter Ended September 30, 2012

	For the three months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	$	%

Revenues	$24,876	$24,316	$560	2%
Cost of products sold	17,638	17,217	421	2%
Gross margin	7,238	7,099	139	2%
Gross margin percentage	29%	29%	—	—

Operating costs and expenses:
Selling	1,132	1,143	(11)	(1)%
General and administrative	2,516	2,343	173	7%
Engineering and development	1,718	1,454	264	18%
Business development costs	596	—	596	100%
Amortization of intangible assets	83	126	(43)	(34)%
Total operating costs and expenses	6,045	5,066	979	19%
Operating income	1,193	2,033	(840)	(41)%
Interest expense	(13)	(2)	11	550%
Other expense, net	(38)	(89)	(51)	57%
Income before income taxes	1,142	1,942	(800)	(41)%
Provision for income taxes	(309)	(621)	(312)	(50)%
Net income	$833	$1,321	$(488)	(37)%

NET INCOME AND ADJUSTED NET INCOME         The Company reported net income of $833,000, or $0.09 per diluted share for the quarter ended September 30, 2013, compared to $1,321,000, or $0.15 per diluted share for the same quarter last year.

Adjusted net income for the quarter ended September 30, 2013 and 2012, respectively, was $1,239,000 and $1,321,000.  Adjusted diluted earnings per share for the third quarter of 2013 and 2012, was $0.14 and $0.15, respectively.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income excludes $596,000 ($406,000 net of tax) of business development costs.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA               EBITDA was $1,633,000 for the third quarter of 2013 compared to $2,325,000 for the same quarter last year.  Adjusted EBITDA was $2,401,000 and $2,485,000 for the third quarter of 2013 and 2012, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain other items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES          Revenues were $24,876,000 for the quarter ended September 30, 2013 compared to $24,316,000 for the quarter ended September 30, 2012.  Overall, the Company experienced increases in the industrial, medical, and distribution markets partially offset by decreases in the aerospace and defense, vehicle and electronics markets.

Sales to U.S. customers accounted for 54% and 58% of our sales in the quarter ended September 30, 2013 and 2012, respectively, with the balance to customers primarily in Europe, Asia and Canada.  Sales volumes for the quarter ended September 30, 2013 increased by 1% combined with a 1% increase due to the weakening of the dollar against the Euro.

ORDER BACKLOG           Beginning in 2013, we are no longer including the full value of blanket purchase orders when received from customers and will only report them as bookings when they are released to production.  To ensure an accurate comparison, we will also present bookings and backlog throughout 2013 in the same manner as the prior year.  Bookings for the quarter ended September 30, 2013 were $30.2 million compared to last year’s bookings of $20.2 million using the prior method and were $25.0 million using the new method.  Backlog as of September 30, 2013 was $27.5 million using the new method and was $37.6 million using the prior method compared to $33.2 million as of September 30, 2012.

GROSS MARGIN    Gross margin as a percentage of revenues was 29% for the quarters ended September 30, 2013 and 2012, respectively.

SELLING EXPENSES        Selling expenses in the third quarter of $1,132,000 were consistent with the $1,143,000 for the third quarter of last year.

GENERAL AND ADMINISTRATIVE EXPENSES      General and administrative expenses were $2,516,000 in the quarter ended September 30, 2013 compared to $2,343,000 in the quarter ended September 30, 2012.  The 7% increase is primarily due to increased ERP costs and consulting fees.

ENGINEERING AND DEVELOPMENT EXPENSES  Engineering and development expenses were $1,718,000 in the third quarter of 2013 and $1,454,000 in the same quarter last year.  The 18% increase over the same period of last year is primarily due to the transfer of certain personnel from selling to engineering, personnel additions and consulting costs.

BUSINESS DEVELOPMENT COSTS The Company incurred $596,000 of business development costs during the third quarter of 2013 in conjunction with the acquisition of Globe Motors Inc. that was completed on October 18, 2013.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets expense was $83,000 in the quarter ended September 30, 2013 and $126,000 in the same quarter last year.  Amortization expense decreased $43,000, or 34%, as certain intangible assets became fully amortized in 2012.

INCOME TAXES   Provision for income taxes was $309,000 and $621,000 for the third quarter of 2013 and 2012, respectively.  The Company uses an estimate of the annual effective rate to calculate and record income taxes based on the projected results for the fiscal year and the facts and circumstances known at each interim period.  The Company is subject to tax in the U.S. and multiple other tax jurisdictions.  Judgment is required in determining the worldwide provision for income taxes and in recording the related tax assets and liabilities.  The effective income tax rate as a percentage of income before income taxes was 27% and 32% for the quarters ended September 30, 2013 and 2012, respectively.  The effective rate is lower than the same quarter of last year primarily due to changes in the income mix from jurisdictions with differences in tax rates.  The effective tax rate is lower than the statutory rate for both periods primarily due to lower tax rates in foreign jurisdictions as well as certain permanent book tax differences.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

	For the nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	$	%

Revenues	$75,371	$77,999	$(2,628)	(3)%
Cost of products sold	53,075	55,112	(2,037)	(4)%
Gross margin	22,296	22,887	(591)	(3)%
Gross margin percentage	30%	29%	—	1%

Operating costs and expenses:
Selling	3,640	3,798	(158)	(4)%
General and administrative	8,098	8,197	(99)	(1)%
Engineering and development	5,123	4,570	553	12%
Business development costs	1,235	—	1,235	100%
Relocation costs	234	—	234	100%
Amortization of intangible assets	252	466	(214)	(46)%
Total operating expenses	18,582	17,031	1,551	9%
Operating income	3,714	5,856	(2,142)	(38)%
Interest expense	(30)	(12)	(18)	(150)%
Other income, net	58	230	(172)
Income before income taxes	3,742	6,074	(2,332)	(38)%
Provision for income taxes	(1,130)	(1,778)	648	36%
Net income	$2,612	$4,296	$(1,684)	(39)%

NET INCOME AND ADJUSTED NET INCOME         The Company reported net income of $2,612,000 or $0.30 per diluted share for the nine months ended September 30, 2013, compared to $4,296,000 or $0.50 per diluted share for the nine months ended September 30, 2012.

Adjusted net income for the nine months ended September 30, 2013 and 2012 was $3,611,000 and $4,252,000, respectively.  Adjusted diluted earnings per share for the first nine months of 2013 and 2012 respectively, was $0.41 and $0.49 respectively.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income excludes $1,235,000 ($840,000 net of tax) of business development costs and $234,000 ($159,000 net of tax) in expenses related to the move of our corporate offices (including staff) to Amherst, NY.  Additionally, Adjusted net income for the first nine months of 2012 excludes $301,000 ($222,000 net of tax) received from a previous landlord to terminate a building lease early and $238,000 ($178,000 net of tax) of expense to replace an incorrect electronic component.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA    EBITDA was $5,083,000 for the nine months ended September 30, 2012 compared to a $7,447,000 for the same period last year.  Adjusted EBITDA was $7,226,000 and $7,830,000 for the nine months ended September 30, 2013 and 2012, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain other items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES          Revenues were $75,371,000 for the nine months ended September 30, 2013 compared to $77,999,000 for the nine months ended September 30, 2012.  Overall, the Company experienced decreases in nearly all markets, except for an increase in the industrial market, due to general economic conditions.

Sales to U.S. customers accounted for 53% and 56% of our sales in the first nine months of 2013 and 2012, respectively, with the balance to customers primarily in Europe, Canada and Asia.  Sales volumes for the nine months ended September 30, 2013 decreased by 4%, but were offset 1% due to the weakening of the dollar against the Euro.

GROSS MARGINS    Gross margin as a percentage of revenues was 30% and 29% for the nine months ended September 30, 2013 and 2012, respectively.  The lower gross margins in 2012 were due to a one-time charge to cover the estimated cost of replacing products in the field due to an incorrect component used by one of the Company’s suppliers.

SELLING EXPENSES   Selling expenses were $3,640,000 and $3,798,000 for the nine months ended September 30, 2013 and 2012 respectively.  The 4% decrease is due to a decrease in commissions based on the lower sales, as well as the transfer of certain personnel from selling to engineering.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses were comparable at $8,098,000 for the nine months ended September 30, 2013 and $8,197,000 for the nine months ended September 30, 2012, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES   Engineering and development expenses were $5,123,000 for the nine months ended September 30, 2013 and $4,570,000 for the same period last year.  The 12% increase over the same period of last year is due to the transfer of certain personnel from selling to engineering, personnel additions and consulting costs.

BUSINESS DEVELOPMENT COSTS The Company incurred $1,235,000 of business development costs related to the acquisition of Globe Motors Inc. that was completed on October 18, 2013.

AMORTIZATION OF INTANGIBLE ASSETS   Amortization of intangible assets was $252,000 for the nine months ended September 30, 2013 and $466,000 for the same period last year.  The 46% decrease is due to certain intangibles that were fully amortized in 2012.

OTHER INCOME, NET Other income was $28,000 for the nine months ended September 30, 2013 compared to $218,000 for the first nine months of 2012.  The higher income in 2012 is primarily due to a payment received from a former landlord for early termination of the Company’s building lease in Sweden, net of moving expenses.

INCOME TAXES   Provision for income taxes was $1,130,000 and $1,778,000 for the nine months ended September 30, 2013 and 2012, respectively.  The effective rate used to record income taxes is based on projected results for the fiscal year.  The effective income tax rate as a percentage of income before income taxes was 30% and 29% for the nine months ended September 30, 2013 and 2012, respectively.  The effective rate is higher for the first nine months of 2013 primarily due to changes in the income mix from jurisdictions with differences in tax rates. The effective tax rate is lower than the statutory rate for both periods primarily due to lower tax rates in foreign jurisdictions as well as certain permanent book tax differences.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under generally accepted accounting principles.  Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results; in particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business.  Adjusted EBITDA excludes stock compensation expense, as well as certain income or expenses which are not indicative of the ongoing performance of the Company. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.  The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Net income	$833	$1,321	$2,612	$4,296
Interest expense	13	2	30	12
Provision for income tax	309	621	1,130	1,778
Depreciation and amortization	478	381	1,311	1,361
EBITDA	1,633	2,325	5,083	7,447
Stock compensation expense	172	160	674	446
Relocation costs	—	—	234	—
Business development costs	596	—	1,235	—
Concession payment from former landlord	—	—	—	(301)
Non-recurring replacement costs	—	—	—	238
Adjusted EBITDA	$2,401	$2,485	$7,226	$7,830

Allied Motion’s management uses Adjusted net income to assess the Company’s consolidated financial and operating performance.  This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.  Adjusted net income provides management with a measure of financial performance of the Company based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine items from the

Company’s operating results.  Adjusted net income is a key metric used by senior management and the Company’s board of directors to review the consolidated financial performance of the business.  This measure, as used by Allied Motion in past quarters adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$833	$1,321	$2,612	$4,296
Non-GAAP adjustments, net of tax
Relocation costs	—	—	159	—
Business development costs	406	—	840	—
Concession payment from landlord	—	—	—	(222)
Non-recurring replacement costs	—	—	—	178
Adjusted net income	$1,239	$1,321	$3,611	$4,252

Per Share Amounts
Adjusted diluted earnings per share	$0.14	$0.15	$0.41	$0.49
Diluted weighted average common shares	8,807	8,673	8,778	8,637

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased $1,926,000 to a balance of $11,654,000 at September 30, 2013.  This increase compares to a decrease of $2,898,000 for the same period last year.  During the first nine months of 2013, operations provided $3,444,000 in cash compared to $647,000 for the same period of 2012.  The increase in cash provided from operations is primarily due to lower incentive bonus payments and lower tax payments in the current year when compared to the same period of last year.

Net cash used in investing activities was $2,055,000 and $3,371,000 for the first nine months of 2013 and 2012, respectively.  The decrease is primarily due to the final portion of consideration for the Östergrens acquisition of $1,350,000 being paid in the first quarter of 2012.  In the nine months ended September 30, 2013, purchases of property and equipment were $2,055,000 compared to $2,021,000 for the same period of last year.

Net cash provided by financing activities was $492,000 for the nine months ended September 30, 2013 compared to cash used of $274,000 for the same period last year.  The increase in 2013 is due to borrowings that have occurred in 2013, whereas there were no borrowings for the same period of last year.

The Prior Credit Agreement contains certain financial covenants related to maximum leverage, minimum fixed charge coverage and minimum tangible net worth of the Company.  The Company was in compliance with all covenants at September 30, 2013.

The Company also has a Credit Facility in China providing credit of approximately $1,600,000 (RMB 9,500,000) to provide financing availability for working capital and capital equipment needs for the Company’s subsidiaries in China.  The average outstanding borrowings for the quarter ended September 30, 2013 was $948,000.  There is approximately $400,000 (RMB 2,500,000) available under the facility at September 30, 2013.

As of September 30, 2013, the amount available to borrow under the Company’s various lines-of-credit was approximately $8,450,000.

The Company also has bank overdraft facilities with foreign banks in Europe.  The facilities had no outstanding balance as of September 30, 2013.  The amount available under the overdraft facilities was approximately $700,000 (€ 300,000 and 2,100,000 SEK).

During the nine months ended September 30, 2013, the Company has paid dividends of $0.075 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Company’s Credit Agreement.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance is based on historical experience and judgments based on current economic and customer specific factors.  Significant judgments are made by management in connection with establishing the Company’s customers’ ability to pay at the time of shipment.  Despite this assessment, from time to time, the Company’s customers are unable to meet their payment obligations.  The Company continues to monitor customers’ credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which may not be collected.  A significant change in the liquidity or financial position of the Company’s customers could have a material adverse impact on the collectability of accounts receivable and future operating results.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 6.         Exhibits

(a)                           Exhibits

2.1           Stock Purchase Agreement by and between Allied Motion Technologies Inc. and Safran USA, Inc. dated August 22, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed August 28, 2013).

10.1            Credit Agreement, dated as of October 18, 2013, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2013).

10.2            Note Agreement, dated as of October 18, 2013, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 24, 2013).

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.*

*                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2013	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer