Form 10-K
period 2013-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2014-03-18
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number: 0-04041

ALLIED MOTION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0518115 (I.R.S. Employer Identification No.)
455 Commerce Drive, Amherst, New York (Address of principal executive offices)	14228 (Zip Code)

Registrant's telephone number, including area code: (716) 242-8634

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $46,864,794.

         Number of shares of the only class of Common Stock outstanding: 9,240,498 as of March 14, 2014

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated into Part III.

Item 1.    Business.

        Allied Motion Technologies Inc. ("Allied Motion" or the "Company") was organized under the laws of Colorado in 1962 and operates in the United States, Europe and Asia. Allied Motion utilizes its underlying core "electro-magnetic, mechanical and electronic motion technology/know how" to provide compact, high performance products as solutions in a wide range of motion applications. The Company designs, manufactures and sells motors, electronic motion controls, gearing and optical encoders to a broad spectrum of customers throughout the world. The Company sells component and integrated motion control solutions to end customers and original equipment manufacturers ("OEM's") through its own direct sales force and manufacturers' reps and distributors.

MARKETS and APPLICATIONS:

        Examples of markets and applications using Allied Motion technologies and products includes the following:

        Medical and Health Care:    surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics, nuclear imaging systems, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators, heart pumps, patient handling equipment (e.g., wheel chairs, scooters, stair lifts, patient lifts, transport tables and hospital beds), etc.

        Vehicle:    electronic power steering and drive-by-wire applications to electrically replace or provide power-assist to a variety of mechanical linkages, traction/ drive systems, pumps; various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers etc.), HVAC systems, improving energy efficiency of vehicles while idling and alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Vehicle types include off and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational, specialty automotive, automated and remotely guided vehicles, etc.

        Aerospace and Defense:    inertial guided missiles, mid-range munitions systems, weapons systems on armed personnel carriers, unmanned vehicles, security and access control, camera systems, door access control, airport screening and scanning devices, etc.

        Electronics:    products are used in the handling, inspection, and testing of components and final products such as PC's, game equipment and cell phones, high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; test and processing equipment for the semiconductor industry, etc.

        Industrial and Commercial:    factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, etc.

SALES, SUPPORT and TECHNOLOGY UNITS:

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

  Allied Motion Tulsa

  •
  Designs, manufactures and markets high performance brushless DC motors, including servo motors, frameless motors, torque motors, high speed (60,000 RPM+) slotless motors, high resolution encoders and motor/encoder assemblies.

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

  Allied Motion Globe Motors

  •
  Locations include: Dayton, OH, USA; Dothan, AL, USA, Reynosa, Mexico and Porto, Portugal.

  •
  Design, manufacture, and markets precision, subfractional horsepower motors and motorized solutions including integrated dives, controls, gearing and feedback devices.

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

Competition

        The Company faces competition in all of its markets, although the number of competitors varies depending upon the product. The Company believes there are numerous competitors in the motion control market, many of which are substantially larger and have greater resources. Competition involves primarily product performance and price, although service and warranty are also important.

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

Sales to Large Customers

        During years 2013 and 2012, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        Beginning in 2013, the Company no longer included the full value of blanket purchase orders when received from customers and only reported them as bookings when they were actually released to production. To ensure an accurate comparison, we presented bookings and backlog throughout 2013 using our new method as well as presenting them in the same manner as the prior year. Backlog as of December 31, 2013 was $75,599. Using the prior year method, backlog would have been $83,694 as of December 31, 2013 compared to $32,915 as of December 31, 2012.

        Many of the Company's customers place blanket purchase orders covering periods that could be longer than one year. The timing of the placement of these blanket orders can skew the comparability of the Company's backlog. In our commercial motors markets, the Company continues to serve customers requesting shipments on a "pull system" whereby the Company agrees to maintain available inventory that the customer "pulls" or takes delivery as they need the products. At the time the customer pulls the product, the Company records the sale. There can be no assurance that the Company's backlog from these customers will be converted into revenue.

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2013 and 2012 were $7,931 and $6,060, respectively. Of these expenditures, no material amounts were charged directly to customers, although the Company does charge some customers non-recurring engineering (NRE) charges for custom engineering that is required to develop products that meet the customer's specification.

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

Foreign Operations

        The information required by this item is set forth in Note 12. Segment Information of the notes to consolidated financial statements contained herein.

Employees

        At December 31, 2013 the Company had approximately 942 full-time employees.

Available Information

        The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

        The Company has adopted a Code of Ethics for its chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs. The Company has also adopted a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on the Company's website. The Company intends to disclose on its website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 455 Commerce Drive, Suite 4, Amherst, NY 14228-2313, Attention: Secretary.

Item 2.    Properties.

        As of December 31, 2013, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Amherst, New York	3,000	Leased
Office and manufacturing facility	Amherst, New York	4,000	Leased
Office and manufacturing facility	Changzhou, China	30,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	36,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facility	Oakville, Ontario, Canada	2,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	52,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 14, 2014 was 561. The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
	High	Low	Dividends
Year ended December 31, 2012
First Quarter	$7.90	$5.35	$0.025
Second Quarter	8.25	5.60	0.025
Third Quarter	6.79	5.70	0.025
Fourth Quarter	6.73	6.24	0.025
Year ended December 31, 2013
First Quarter	$7.24	$6.50	$0.025
Second Quarter	7.16	6.46	0.025
Third Quarter	8.98	6.64	0.025
Fourth Quarter	12.85	7.99	0.025

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2013:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	852,493

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2009 through 2013; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	In thousands (except per share data)
Statements of Operations Data:
Revenues	$125,502	$101,968	$110,941	$80,591	$61,240

Net income (loss)	$3,953	$5,397	$6,967	$3,585	$(12,449)

Diluted income (loss) per share	$0.45	$0.63	$0.81	$0.45	$(1.65)

	December 31,
	2013	2012	2011	2010	2009
	In thousands
Balance Sheet Data:
Total assets	$170,977	$60,967	$58,687	$51,006	$34,753
Total current and long-term debt	$87,645	$397	$157	$795	$600

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Amounts in thousands, except per share data

Overview of 2013

        For the year 2013, sales were up 23% compared to 2012 primarily due to the acquisition of Globe and were comprised of a 25% increase in sales to US customers and a 21% increase in sales to non-US customers. We experienced increases in the vehicle, aerospace and defense, industrial and medical markets offset by slight decreases in the electronics and distribution markets.

        Beginning in 2013, we no longer include the full value of blanket purchase orders when received from customers and only report them as bookings when they are actually released to production. To ensure an accurate comparison, we presented bookings and backlog throughout 2013 using our new method as well as presenting them in the same manner as the prior year. Orders for 2013 were $121,133. Using the prior year method, orders would have been $135,302 compared to 2012's orders of $90,370, a 50% increase. Backlog as of December 31, 2013 was $75,599. Using the prior year method, backlog would have been $83,694 as of December 31, 2013 compared to $32,915 as of December 31, 2012, a 154% increase.

        Net income was $3,953 for 2013, or $0.45 per diluted share, compared to $5,397, or $0.63 per diluted share for 2012. Including the results of Globe Motors from October 18, 2013 and excluding non-recurring items, we generated adjusted net income for the year ended December 31, 2013 of $5,413 or $.61 per diluted share, compared to $5,369 or $.62 per diluted share for 2012. Gross profit increased by $6,882 and Operating Expenses increased by $7,096 primarily due to the addition of Globe, acquisition costs and relocation of the corporate offices from Colorado to New York.

        Most of our served markets have increased levels of business in 2013 which indicates that we are recovering from a period of overall economic decline. As a company, we are well diversified and not dependent on any one specific market which we believe provides us with some protection during an economic decline.

        From a Cash Flow perspective, our debt position increased by $86,504 during the last quarter of 2013 resulting from the acquisition of Globe. Net of cash paid for the acquisition (which totaled $90,000), cash net of debt increased $5,013, from $10,513 to $15,526. We also continued a quarterly dividend program in 2013, providing $0.10 per share in dividends to shareholders, or a dividend payout ratio of 22% when compared to the earnings per share of $0.45 in 2013. We also continued to invest in capital equipment to expand production capacity in our China facilities, as well as to facilitate the transition to the Company's new ERP system.

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

Outlook for 2014

        In 2014, revenues are expected to more than double relative to Allied's 2013 pre-acquisition revenues and the Globe acquisition is expected to continue to be accretive to earnings. Limited one-time costs will be incurred in 2014, primarily in the legal, financial and tax areas, as we work to finalize and implement the benefits available to us as a result of the acquisition. While Globe is operating in substantially the same manner as it was prior to the acquisition, the integration process has started and will continue through the year, as we follow a structured approach that we believe will lead to success in the process. We expect that the coming year will continue to be transformative for our Company and that, with the addition of Globe Motors, we have put ourselves in a position to leverage the capabilities of both companies to create an increasing number of new opportunities by designing innovative "Motion Solutions That Change the Game" and meet the current and emerging needs of our customers in our served market segments.

        We have continued our investment in engineering resources and the same can be said about our Sales Team development. In support of our sales efforts, our Solution Centers are coming on line nicely and are providing the support required to sell and support multi-technology solutions. We anticipate that investment in these key resources will help drive our growth now and in the future. We plan to continue investing in these resources during 2014.

        In China, we have installed production lines that will "Change the Game" and are capable of meeting the demands of our existing customers and new potential customers within China as well. We believe that the opportunity for increasing sales in China will be best met by having a strong presence directly in the country.

        We expect that internal Cash Flow from our operations, as well as financing available through lenders will continue to fund our growth opportunities. We will continue our dividend program as we believe that our cash flows can support our growth initiatives and also reward our shareholders at the same time.

        We will emphasize Gross Margin improvement. Gross Margin improvement requires cost reduction, new products emphasizing more complete Motion Control systems and a support structure trained to sell, apply and service our products and customers. We made good progress in 2013 and these initiatives will continue in 2014.

        Further development and promotion of our parent brand, Allied Motion, will continue in 2014. A global structure has been defined and we intend to use that to our advantage in the marketplace.

        Last but not least, we are taking our commitment to AST to a new level as we have invested in additional resources as part of our Operational Excellence Team. As always, we will continuously utilize AST to improve efficiencies and eliminate waste throughout our Company. AST is critical to and helps create the path to success in all regions of the world.

Operating Results

Amounts in thousands, except per share data

Year 2013 compared to 2012

	For the year ended December 31,		Increase (decrease)
(in thousands)	2013	2012	$	%
Revenues	$125,502	$101,968	$23,534	23%
Cost of products sold	88,980	72,328	16,652	23%

Gross margin	36,522	29,640	6,882	23%
Gross margin percentage	29%	29%
Operating costs and expenses:
Selling	5,513	5,093	420	8%
General and administrative	13,048	10,643	2,405	23%
Engineering and development	7,931	6,060	1,871	31%
Business development	1,913	24	1,889
Relocation costs	234	—	234	100%
Amortization of intangible assets	825	548	277	51%

Total operating costs and expenses	29,464	22,368	7,096	32%

Operating income	7,058	7,272	(214)	(3)%
Interest expense	1,445	13	1,432
Other income	(168)	(239)	71	(30)%

Total other expense (income)	1,277	(226)	1,503
Income before income taxes	5,781	7,498	(1,717)	(23)%
Provision for income taxes	(1,828)	(2,101)	273	(13)%

Net Income	$3,953	$5,397	$(1,444)	(27)%

        NET INCOME:    Net income declined from 2012 to 2013 primarily due to the acquisition related costs from the Globe acquisition. See information included in "Non-GAAP Measures", "Adjusted Net Income Reconciliation" table.

        EBITDA and ADJUSTED EBITDA:    EBITDA was $10,139 and $9,309 for 2013 and 2012, respectively. Adjusted EBITDA was $13,213 for 2013 compared to $9,879 for 2012. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA is before stock compensation expense, as well as other nonrecurring items, such as business development costs and relocation expenses. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

        REVENUES:    The 23% increase in sales in 2013 is primarily due to the acquisition of Globe and consists of significant increases in our vehicle and aerospace and defense markets. The 23% increase is comprised of a 25% increase in sales to US customers and a 21% increase in sales to non-US customers. 57% of our sales for the year were to US customers with the balance of our sales to customers primarily in Europe, Canada and Asia. Of the 23% increase in revenues, 22% was due to an increase in sales volume for the year and 1% was due to the dollar weakening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

        BACKLOG:    Orders for 2013 were $121,133. Using the prior year method, orders would have been $135,302 compared to 2012's orders of $90,370, a 50% increase. Backlog as of December 31, 2013 was $75,599. Using the prior year method, backlog would have been $83,694 as of December 31, 2013 compared to $32,915 as of December 31, 2012, a 155% increase.

        GROSS MARGIN:    Gross margin as a percentage of revenues was 29% for both 2013 and 2012, respectively.

        SELLING EXPENSES:    The 8% increase in 2013 is primarily due to the acquisition of Globe.

        GENERAL AND ADMINISTRATIVE EXPENSES:    General and administrative expenses increased by 23% primarily as a result of the addition of Globe and consulting and depreciation expenses related to our ERP implementation.

        AMORTIZATION OF INTANGIBLE ASSETS:    The 51% increase is the result of amortization for Globe's intangible assets.

        INCOME TAXES:    The effective income tax rate as a percentage of income before income taxes was 31.6% and 28.0% in 2013 and 2012, respectively. The effective tax rate for 2013 and 2012 is lower than the statutory rate primarily due to differences in state and foreign tax rates. The effective rate for 2013 is lower than 2012 primarily due to foreign tax rate differences and the impact of a one-time receipt of a dividend from a foreign subsidiary.

Non-GAAP Measures

        EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under generally accepted accounting principles.

        We believe EBITDA is often a useful measure of a company's operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense. EBITDA is frequently used as one of the bases for comparing businesses in our industry.

        We also believe that Adjusted EBITDA provides helpful information about the operating performance of a business. Adjusted EBITDA excludes stock compensation expense, as well as certain non-recurring items. Nonrecurring items are either income or expenses which do not occur regularly as part of the normal activities of the Company. We consider these items to be of significance in nature and/or size, and accordingly, have excluded these items from Adjusted EBITDA.

        EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA and Adjusted EBITDA for 2013 and 2012 is as follows (in thousands):

	For the year ended December 31,
	2013	2012
Net income as reported	$3,953	$5,397
Interest expense	1,445	13
Provision for income tax	1,828	2,101
Depreciation and amortization	2,913	1,798

EBITDA	10,139	9,309
Stock compensation expense	927	609
Relocation costs	234	—
Business development costs	1,913	24
Concession payment from former landlord	—	(301)
Non-recurring replacement costs	—	238

Adjusted EBITDA	$13,213	$9,879

        Allied Motion's management uses Adjusted net income to assess the Company's consolidated financial and operating performance. Adjusted net income is provided for informational purposes only and is not a measure of financial performance under generally accepted accounting principles. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides management with a measure of financial performance of the Company based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine items from the Company's operating results. Adjusted net income is a key metric used by senior management and the Company's board of directors to review the consolidated financial performance of the business. This measure adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

        The Company's calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2013 and 2012 is as follows (in thousands):

	For the year ended December 31,
Adjusted Net Income Reconciliation (in thousands)	2013	2012
As reported net income	$3,953	$5,397
Non-GAAP adjustments, net of tax
Relocation costs	159	—
Business development costs	1,301	16
Concession payment from landlord	—	(222)
Non-recurring replacement costs	—	178

Non-GAAP adjusted net income	$5,413	$5,369

Per Share Amounts
Non-GAAP adjusted net income per share (diluted)	$0.61	$0.62

Diluted weighted average common shares	8,840	8,616

Liquidity and Capital Resources (in thousands)

        The Company's liquidity position as measured by cash and cash equivalents increased $443 during 2013 to a balance of $10,171 at December 31, 2013, compared to an increase of $573 during 2012.

        During 2013, operations provided $10,779 in cash compared to $4,604 provided for 2012. The increase in cash is primarily due to changes in working capital.

        Net cash used in investing activities was $94,694 and $3,947 for 2013 and 2012, respectively. The majority of the increase in 2013 is due to the $90,000 paid for the acquisition of Globe Motors in 2013. Purchases of property and equipment were $3,087 and $2,597 in 2013 and 2012, respectively.

        Net cash provided from financing activities was $84,409 in 2013 compared to $(244) for 2012. The increase in cash provided in 2013 is primarily due to the borrowings on the new Credit Agreement (discussed below) that were put in place to fund the Globe acquisition offset by the payment of debt issuance costs and dividend payments to shareholders. The financing activity in 2012 consists of dividend payments to shareholders, offset by the purchase of Company stock by the Allied Motion Employee Stock Ownership Plan (ESOP).

        At December 31, 2013, we had $87,645 in debt obligations, with substantially all incurred in the fourth quarter.

        We entered into a new Credit Agreement dated as of October 18, 2013. The Credit Agreement provides for a $15,000 five-year revolving credit facility and a $50,000 five-year term loan (collectively the "Senior Credit Facilities").

        Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement. Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00%, in each case depending on the Company's ratio of total funded indebtedness to Consolidated EBITDA (the "Total Leverage Ratio"). The weighted average interest rate at December 31, 2013 was 3.08%.

        Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity. The Senior Credit Facilities are secured by substantially all of the Company's assets.

        The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage. We were in compliance with all covenants at December 31, 2013. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.

        Also in connection with funding the acquisition of Globe Motors, Inc., we entered into a Note Agreement, dated as of October 18, 2013 pursuant to which we sold $30,000 of 14.50% Senior Subordinated Notes due October 18, 2019 (the "Notes") to Prudential Capital Partners IV, L.P. and its affiliates in a private placement. The interest rate on the Notes is 14.50% with 13.00% payable in cash and 1.50% payable in-kind, quarterly in arrears and the outstanding principal amount of the Notes, together with any accrued and unpaid interest is due on October 18, 2019. We may prepay the Notes at any time after October 18, 2016, in whole or in part, at 100% of the principal amount. The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company's subsidiaries.

        We also have a Credit Facility in China providing credit of approximately $1,600 (Chinese Renminbi ("RMB") 9,500). This facility is used for working capital and capital equipment needs at our China operations, and will mature in October 2014. The average borrowings for 2013 were $766 (RMB 4,700). At December 31, 2013, there was approximately $386 (RMB 2,400) available under the facility.

        As of December 31, 2013, the amount available to borrow under our various lines-of-credit was approximately $7,700.

        As part of the Company's quarterly cash dividend program, the Board of Directors declared a dividend of $0.025 per share payable on March 14, 2014 to shareholders of record on March 3, 2014. Our working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under our credit facilities.

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

Recent Accounting Pronouncements

        During 2013, the Company adopted the new provisions of Accounting Standards Update ("ASU") No. 2013-02 Comprehensive Income (Topic 220). The amendments in this ASU require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. Other than requiring additional disclosures, the adoption of this amendment does not have a material impact on the Company's financial statements.

        The Company's management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management's opinion, none of these new pronouncements apply or will have a material effect on the Company's financial statements.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 18, 2014
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$10,171	$9,728
Trade receivables, net of allowance for doubtful accounts of $802 and $177 at December 31, 2013 and 2012, respectively	27,123	10,806
Inventories, net	24,430	14,701
Deferred income taxes	2,961	639
Prepaid expenses and other assets	2,602	2,155

Total Current Assets	67,287	38,029
Property, plant and equipment, net	40,111	8,631
Deferred income taxes	3,246	4,103
Intangible assets, net	35,222	2,431
Goodwill	20,233	5,782
Other long term assets	4,878	1,991

Total Assets	$170,977	$60,967

Liabilities and Stockholders' Equity
Current Liabilities:
Debt obligations	14,145	397
Accounts payable	15,478	5,748
Accrued liabilities	9,898	5,926
Income taxes payable	2,729	—

Total Current Liabilities	42,250	12,071
Long-term debt	73,500	—
Deferred income taxes	2,327	935
Deferred compensation arrangements	2,599	1,997
Pension and post-retirement obligations	2,298	3,812

Total Liabilities	122,974	18,815
Commitments and Contingencies
Stockholders' Equity:
Common stock, no par value, authorized 50,000 shares; 9,091 and 8,631 shares issued and outstanding at December 31, 2013 and 2012, respectively	23,771	22,547
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	23,608	20,528
Accumulated other comprehensive income (loss)	624	(923)

Total Stockholders' Equity	48,003	42,152

Total Liabilities and Stockholders' Equity	$170,977	$60,967

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues	$125,502	$101,968
Cost of goods sold	88,980	72,328

Gross margin	36,522	29,640
Operating costs and expenses:
Selling	5,513	5,093
General and administrative	13,048	10,643
Engineering and development	7,931	6,060
Business development	1,913	24
Relocation	234	—
Amortization of intangible assets	825	548

Total operating costs and expenses	29,464	22,368
Operating income	7,058	7,272
Other expense (income):
Interest expense	1,445	13
Other expense (income), net	(168)	(239)

Total other expense (income) , net	1,277	(226)

Income before income taxes	5,781	7,498
Provision for income taxes	(1,828)	(2,101)

Net income	$3,953	$5,397

Foreign currency translation adjustment	652	624
Change in accumulated income (loss) on derivatives	41	—
Pension adjustments(1)	854	(331)

Comprehensive income	$5,500	$5,690

Basic earnings per share:
Earnings per share	$0.45	$0.63

Basic weighted average common shares	8,833	8,616

Diluted earnings per share:
Earnings per share	$0.45	$0.63

Diluted weighted average common shares	8,840	8,616

(1)
Net of tax of $480 and $(185) for the periods ending December 31, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholder's Equity
Balances, December 31, 2011	8,466	$22,258	$(690)	$15,970	$(503)	$—	$(713)	$36,322
Stock transactions under employee benefit stock plans and option exercises	68	494	—					494
Issuance of restricted stock, net of forfeitures	97	722	(846)					(124)
Stock compensation expense			609					609
Comprehensive income (loss)					624		(516)	108
Tax effect							185	185
Net income				5,397				5,397
Dividends to Stockholders				(839)				(839)

Balances, December 31, 2012	8,631	$23,474	$(927)	$20,528	$121	$—	$(1,044)	$42,152

Stock transactions under employee benefit stock plans and option exercises	61	420						420
Issuance of restricted stock, net of forfeitures	399	3,141	(3,264)					(123)
Stock compensation expense			927					927
Comprehensive income (loss)					652	41	1,334	2,027
Tax effect							(480)	(480)
Net income				3,953				3,953
Dividends to Stockholders				(873)				(873)

Balances, December 31, 2013	9,091	$27,035	$(3,264)	$23,608	$773	$41	$(190)	$48,003

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31, 2013	For the year ended December 31, 2012
Cash Flows From Operating Activities:
Net income	$3,953	$5,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,913	1,798
Deferred income taxes	90	782
Provision for excess and obsolete inventory	105	265
Restricted Stock Compensation	927	609
Other	(52)	773
Changes in operating assets and liabilities, excluding changes due to acquisition:
(Increase) decrease in trade receivables, net	196	992
(Increase) decrease in inventories	1,763	(400)
(Increase) decrease in prepaid expenses and other	(561)	(1,999)
Increase (decrease) in accounts payable	558	(893)
Increase (decrease) in accrued liabilities and other	(617)	(692)
Increase (decrease) in income taxes payable	1,504	(2,028)

Net cash provided by operating activities	10,779	4,604
Cash Flows From Investing Activities:
Consideration paid for acquisition, net of cash acquired	(91,607)	(1,350)
Purchase of property and equipment	(3,087)	(2,597)

Net cash used in investing activities	(94,694)	(3,947)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	8,475	230
Proceeds from issuance of long-term debt	80,000	—
Principal payments of long-term debt	(1,250)	—
Payment of debt issuance costs	(2,377)	—
Dividends paid to stockholders	(873)	(839)
Stock transactions under employee benefit stock plans	434	365

Net cash (used in) provided by financing activities	84,409	(244)
Effect of foreign exchange rate changes on cash	(51)	160

Net increase in cash and cash equivalents	443	573
Cash and cash equivalents at beginning of period	9,728	9,155

Cash and cash equivalents at end of period	10,171	9,728

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$1,326	$18
Income taxes	$1,099	$3,223

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Allied Motion Technologies Inc. (Allied Motion or the Company) is engaged in the business of designing, manufacturing and selling motion control solutions, which include integrated system solutions as well as individual motion control products, to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion, automotive control, medical, and aerospace and defense markets.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

        Acquisitions are accounted for under the acquisition method and, accordingly, the operating results for Globe Motors, Inc. (Note 2.) are included in the consolidated statements of income and comprehensive income from October 18, 2013, the date of acquisition.

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

        Activity in the allowance for doubtful accounts for 2013 and 2012 was as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$177	$284
Allowance for doubtful accounts acquired	460	—
Additional reserves	164	(25)
Writeoffs	1	(82)

Ending balance	$802	$177

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2013	December 31, 2012
Parts and raw materials	$20,649	$13,174
Work-in-process	3,369	1,504
Finished goods	4,350	2,096

	28,368	16,774
Less reserves	(3,938)	(2,073)

Inventories, net	$24,430	$14,701

        The Company recorded provisions for excess and obsolete inventories of approximately $105 and $265, for 2013 and 2012, respectively.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2013	December 31, 2012
Land		$3,020	$290
Building and improvements	5 - 39 years	7,382	3,713
Machinery, equipment, tools and dies	3 - 15 years	40,237	13,483
Furniture, fixtures and other	3 - 10 years	4,544	3,996

		55,183	21,482
Less accumulated depreciation		(15,072)	(12,851)

Property, plant and equipment, net		$40,111	$8,631

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

        Depreciation expense was approximately $2,088 and $1,250 in 2013 and 2012, respectively.

        Computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has an extended useful life are capitalized. These costs are amortized over their estimated useful life of seven years. During 2013 and 2012, software costs of $488 and $1,072, respectively, were capitalized. ERP software and implementation related costs are included within furniture, fixtures and other in the property, plant and equipment table.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

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

        Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.

        The Company did not record any such impairment for the twelve months ended December 31, 2013 and 2012.

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

Warranty

        The Company offers warranty coverage for its products. The length of the warranty period for its products varies significantly based on the product being sold. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.

        Changes in the Company's reserve for product warranty claims during 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Warranty reserve at beginning of the year	$551	$372
Warranty reserves acquired	429	—
Provision	175	579
Warranty expenditures	(529)	(411)
Effect of foreign currency translation	3	11

Warranty reserve at end of year	$629	$551

        In 2012, of the $579 of warranty provision, $342 was recorded to cover the expected costs of replacing certain products in the field due to an incorrect electronic component in a printed circuit board supplied by one of the Company's sub-contract suppliers. In 2013, $44 of additional provision was recorded, and $367 of warranty expenditures were incurred related to this issue. The remaining reserve balance is $30, net of the effect of foreign currency translation.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Compensation and fringe benefits	$6,721	$4,230
Warranty reserve	629	551
Other accrued expenses	2,548	1,145

	$9,898	$5,926

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries' functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in other comprehensive income, a component of stockholders' equity in the accompanying consolidated statements of stockholders' equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit ("TU") are included in the results of operations as incurred.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Engineering and Development Costs

        The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company's existing technologies. Engineering and development costs are expensed as incurred.

Revenue Recognition

        The Company recognizes revenue when products are shipped or delivered (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

Basic and Diluted Income per Share from Continuing Operations

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 7 and 0 shares for the years 2013 and 2012, respectively. No stock awards were excluded from the calculation of diluted income per share for years 2013 and 2012.

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

        The Company's financial assets and liabilities include cash and cash equivalents, accounts receivable, debt obligations, accounts payable, and accrued liabilities. The carrying amounts reported in

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the consolidated balance sheets for these assets approximate fair value because of the immediate or short-term maturities of these financial instruments.

        The following table presents the Company's financial assets that are accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,847	$—	$—
Other long term assets	2,595	—	—
Interest rate swaps	—	41	—

	December 31, 2012
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,086	$—	$—
Other long term assets	1,991	—	—

Derivative Financial Instruments

        As required by ASC Topic 815, "Derivatives and Hedging," the Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Income Taxes

        The Company accounts for income taxes in accordance with ASC Topic 740, "Income Taxes." Consistent with guidance in "Income Taxes," the current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

        The guidance in "Income Taxes" requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Income tax related interest and penalties recognized in 2013 and 2012 are immaterial.

Pension and Postretirement Welfare Plans

        The Company reports gains or losses and prior service costs or credits that arise during the period, but not recognized as components of net periodic benefit cost, as a component of other comprehensive income, net of tax, in accordance with ASC Topic 715, "Compensation—Retirement Benefits". Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

Concentration of Credit Risk

        Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers' financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary. Three customers made up 42% of trade receivables as of December 31, 2013. No single customer made up more than 10% of trade receivables as of December 31, 2012.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. ACQUISITIONS

        On August 22, 2013, Allied Motion Technologies Inc. ("Allied Motion") entered into a Stock Purchase Agreement (the "Purchase Agreement") to purchase all of the outstanding equity interests of Globe Motors, Inc., a Delaware corporation ("Globe Motors" or "Globe") from Safran USA, Inc. (the "Seller"), for approximately $90,000 in cash. The purchase price paid will be subject to adjustment to reflect, among other things, the working capital of Globe Motors at the time of closing. The acquisition closed on October 18, 2013.

        Globe Motors is headquartered in Dayton, Ohio, and has manufacturing facilities located in the U.S, Portugal, and Mexico. The purchase price of $90,000 was comprised of $4,300 cash paid at closing, as well as funds acquired from the new Credit Agreement and Senior Subordinated Notes.

        The Company incurred $1,913 of transaction costs related to the acquisition of Globe Motors. Transaction costs are included in Business development expenses on the consolidated statements of income and comprehensive income.

        The Company accounted for the acquisition pursuant to ASC 805, "Business Combinations." The purchase price was allocated to the underlying net assets based on fair value as of the acquisition date, as follows (in thousands):

December 31, 2013
Trade receivables, net	$16,567
Inventories, net	11,142
Prepaid expenses and other assets	2,860
Property, plant and equipment	30,304
Amortizable intangible assets	33,530
Goodwill	14,209
Accounts payable	(10,622)
Accrued liabilities	(7,990)

Net purchase price	$90,000

        The purchase price of $90,000 excludes any cash on hand and any debt of Globe Motors. The purchase price allocation is subject to further adjustment upon finalization of the opening balance sheet.

        The intangible assets acquired consist of customer lists and a tradename, which are being amortized over 15 and 10 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion's other Technology Units ("TUs") and Globe Motors that will occur as a result of the combined engineering knowledge, the ability of each of the TU's to integrate each other's products into more fully integrated system solutions and Allied Motion's ability to utilize Globe's management knowledge in providing complementary product offerings to the Company's customers.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. ACQUISITIONS (Continued)

Pro forma Condensed Combined Financial Information (Unaudited)

        The following presents the Company's unaudited pro forma financial information for the year ended December 31, 2013 giving effect to the acquisition of Globe Motors as if it had occurred at January 1, 2013. Included in the pro forma information is: the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; removal of acquisition related transaction costs; removal of certain costs for which Allied Motion would be indemnified by the seller and stock compensation expense related to shares issued to certain executives of Allied Motion as a result of the acquisition.

For the year ended December 31, 2013
Revenues	$220,692
Net income	$7,984
Diluted net income per share	$0.88

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

3. GOODWILL

        The change in the carrying amount of goodwill for 2013 and 2012 is as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$5,782	$5,665
Goodwill acquired	14,209	—
Effect of foreign currency translation	242	117

Ending balance	$20,233	$5,782

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. INTANGIBLE ASSETS

        Intangible assets on the Company's consolidated balance sheets consist of the following (in thousands):

		December 31, 2013			December 31, 2012
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,166	$(3,821)	$30,345	$4,364	$(3,212)	$1,152
Trade name	10 years	4,775	(1,012)	3,763	946	(889)	57
Design and technologies	8 - 10 years	2,730	(1,637)	1,093	2,626	(1,427)	1,199
Patents		24	(3)	21	24	(1)	23

Total		$41,695	$(6,473)	$35,222	$7,960	$(5,529)	$2,431

        Intangible assets acquired from the Globe Motors acquisition were $33,530 (Note 2).

        Total amortization expense for intangible assets for the years 2013 and 2012 was $825 and $548 respectively. Estimated amortization expense for intangible assets is as follows:

Year ending December 31,	Total
2014	$2,685
2015	2,671
2016	2,671
2017	2,671
2018	2,671
Thereafter	21,853

$35,222

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Current Borrowings
Revolving Credit Facility (2.7% at December 31, 2013)	$7,725	$—
China Credit Facility (6.2% at December 31, 2013)	1,170	397
Term Loan, current portion, (2.7% at December 31, 2013)(1)	5,250	—

Current borrowings	$14,145	$397

Long-term Debt
Term Loan, noncurrent (2.7% at December 31, 2013)(1)	$43,500	$—
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	30,000	—

Long-term debt	$73,500	$—

(1)
The effective rate of the Term Loan including the impact of the related hedges is 3.14%.

Credit Agreement

        In connection with the funding of the acquisition of Globe, the Company entered into a new Credit Agreement dated as of October 18, 2013. The Credit Agreement provides for a $15,000 five-year revolving credit facility and a $50,000 five-year term loan (collectively the "Senior Credit Facilities").

        Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement. Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00%, in each case depending on the Company's ratio of total funded indebtedness to Consolidated EBITDA (the "Total Leverage Ratio").

        Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity. The Senior Credit Facilities are secured by substantially all of the Company's assets. The average outstanding borrowings for 2013 for the Senior Credit Facilities were $13,200. At December 31, 2013, there was approximately $7,300 available under the Senior Credit Facilities.

        The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures. The Company was in compliance with all covenants at December 31, 2013.

        The Senior Credit Facilities replaced the Company's Prior Credit Agreement dated as of May 7, 2007, as amended, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Prior Credit Agreement was scheduled to mature on October 26, 2014 and provided revolving credit up to $4,000 and €3,000. No amounts were outstanding under the Prior Credit Agreement at the time of termination.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. DEBT OBLIGATIONS (Continued)

Senior Subordinated Notes

        Also in connection with funding the acquisition of Globe Motors, Inc., the Company entered into a Note Agreement, dated as of October 18, 2013 pursuant to which the Company sold $30,000 of 14.50% Senior Subordinated Notes due October 18, 2019 (the "Notes") to Prudential Capital Partners IV, L.P. and its affiliates in a private placement. The interest rate on the Notes is 14.50% with 13.00% payable in cash and 1.50% payable in-kind, quarterly in arrears and the outstanding principal amount of the Notes, together with any accrued and unpaid interest is due on October 18, 2019. The Company may prepay the Notes at any time after October 18, 2016, in whole or in part, at 100% of the principal amount. The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company's subsidiaries.

Other

        The Company also has a Credit Facility in China providing credit of approximately $1,600 (Chinese Renminbi ("RMB") 9,500). This facility is used for working capital and capital equipment needs at the Company's China operations, and will mature in October 2014. The average borrowings for 2013 were $766 (RMB 4,700). At December 31, 2013, there was approximately $386 (RMB 2,400) available under the facility.

        Maturities of long-term debt are as follows:

Year ending December 31,	Total
2014	$14,145
2015	6,375
2016	8,219
2017	10,374
2018	18,532
Thereafter	30,000

Total	$87,645

Deferred Financing Fees

        In connection with the new Credit Agreement, the Company incurred $2,377 of deferred financing costs. The Company capitalized these costs pursuant to the guidance in ASC Topic 835, "Broad Transactions—Interest." These costs are included in other assets in the accompanying consolidated balance sheets. The costs are deferred and amortized over the terms of the components of the Credit Agreement ranging up to six years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of income and comprehensive income using the straight-line method. The straight-line method is allowable under the guidance if the result is not materially different from the result using the effective interest method.

        Deferred Financing costs net of accumulated amortization were $2,284 as of December 31, 2013.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company did not use derivative contracts prior to the acquisition of Globe Motors, Inc. in October, 2013. As part of the acquisition, the Company entered into a new Credit Agreement discussed in Note 5. Debt Obligations. The Credit Agreement requires the Company to enter into derivative contracts for at least 50% of the balance of the Term Loan, as amortized. During October 2013, the Company entered into two Interest Rate Swaps with a combined notional amount of $25,000 that amortize quarterly to a notional amount of $6,673 at maturity.

        The Company's use of Interest Rate Swaps assists in stabilizing interest expense and managing exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of the Interest Rate Swaps is recorded in Accumulated Other Comprehensive Income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, the swaps were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2013, the Company recorded $0 hedge ineffectiveness in earnings.

        Amounts reported in AOCI related to derivatives is reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During 2014, the Company estimates that an additional $212 will be reclassified as an increase to interest expense.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 (in thousands):

Derivative Instrument	Balance Sheet Location	December 31, 2013 Fair Value
Interest Rate Swaps	Prepaid expenses and other assets	$41

        The effect of the Company's derivative financial instruments on the consolidated statement of income and comprehensive income is as follows (in thousands):

For the year ended December 31, 2013		For the year ended December 31, 2013		For the year ended December 31, 2013
Derivative Instruments	Net deferral in OCI of derivatives (effective portion)	Statement of earnings classification	Net reclassification from AOCI into income (effective portion)	Statement of earnings classification	Amount recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest Rate Swaps	$—	Interest expense	$(41)	Other (expense)	$—

        As of December 31, 2013, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $44. As of December 31, 2013, the Company has not posted any collateral related to these agreements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. INCOME TAXES

        The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012
Domestic	$1,406	$3,725
Foreign	4,375	3,773

Income before income taxes	$5,781	$7,498

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012
Current provision
Domestic	$1,179	$115
Foreign	898	881

Total current provision	2,077	996

Deferred provision
Domestic	(197)	1,162
Foreign	(52)	(57)

Total deferred provision	(249)	1,105

Provision for income taxes	$1,828	$2,101

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012
Tax provision, computed at statutory rate	34.0%	34.0%
State tax, net of federal impact	3.7%	3.3%
Effect of foreign tax rate differences and foreign tax adjustments	(9.7)%	(6.0)%
Dividend from foreign subsidiary, net of foreign tax credit	3.5%	0.0%
Adjustments to prior year accruals(1)	0.0%	(1.9)%
Other	0.1%	(1.4)%

Provision for income taxes	31.6%	28.0%

(1)
Adjustments relate to the resolution of certain prior year income tax related matters.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. INCOME TAXES (Continued)

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Current deferred tax assets:
Allowances and other	$1,315	$591
Net operating loss and tax credit carryforwards	3,628	98

Total current deferred tax assets	4,943	689
Valuation allowance	(1,982)	(50)

Net current deferred tax assets	$2,961	$639

Noncurrent deferred tax assets:
Employee benefit plans	$2,074	$1,375
Goodwill and Intangibles	1,553	2,916
Property, plant & equipment	(381)	(188)

Total noncurrent deferred tax assets	$3,246	$4,103

Deferred tax liabilities:
Acquired property, plant and equipment and intangible assets	$1,997	$638
Other	330	297

Total deferred tax liabilities	$2,327	$935

        The Company has foreign net operating loss carryforwards of approximately $3,300 expiring in 2014 through 2017 and tax credit carryforwards of approximately $212 expiring in 2018. These carryforwards and related valuation allowance were recorded in relation to the acquisition of Globe Motors, Inc. and are included in the purchase price allocation discussed in Note 2. Acquisitions.

        Additionally, the Company has foreign operating losses and tax credit carryforwards that relate to a foreign subsidiary acquired in 2010. At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from these losses and credits, and therefore valued the deferred benefit at zero. The Company will continue to assess its ability to utilize any portion of the tax carryforward balance and whether it should adjust the amount of deferred tax asset related to this carryforward.

        Realization of the Company's recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company has recorded a valuation allowance due to the uncertainty related to the realization of certain deferred tax assets existing at December 31, 2013. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2013.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. INCOME TAXES (Continued)

        The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2009. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2008. The Company is no longer subject to tax examinations in Portugal for periods before 2010.

        In relation to the acquisition of Globe Motors, Inc., the Company intends to file a unilateral election under Section 338(g) of the Internal Revenue Code to treat the acquisition as an asset purchase instead of a stock purchase. This election will allow the Company to take a stepped-up basis at the fair market value purchase price and the transaction will be deemed, for purposes of the section, as an asset sale. The deemed sale may result in a taxable gain for the Company. The effects of the election have been assumed for purposes of the purchase price allocation discussed in Note 2. The final date by which the Company must make the election is July 15, 2014. Should the company not make the election as intended; the purchase price allocation will be adjusted accordingly.

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Generally, such amounts would become subject to domestic taxation upon the remittance of dividends to the United States and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the United States. During 2013, the Company's foreign subsidiaries paid dividends of $3,400 to the Company's domestic parent in relation to completing the acquisition of Globe Motors, Inc. and U.S. tax consequences of the payments have been included in the Company's provision for income taxes. The Company does not intend to transfer or pay dividends of the remaining amounts and, therefore, has not recorded the domestic tax consequences of such payments. As of December 31, 2013, domestic income and foreign withholding taxes have not been provided for unremitted earnings of foreign subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to domestic income tax if they were remitted to the United States. The amount of unrecognized deferred income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

8. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

        As of December 31, 2013, the Company had 852,493 shares of Common Stock available for grant under stock incentive plans.

Restricted Stock

        During 2013 and 2012, 423,518 and 140,150 shares of unvested restricted stock were awarded with a weighted average value of $7.73 and $7.10 per share, respectively. Of the restricted shares granted in 2013 and 2012, 58,909 and 30,000 shares have performance based vesting requirements. The value at the date of award is amortized to compensation expense over the related service period, which is

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

8. STOCK-BASED COMPENSATION PLANS (Continued)

generally three years (for time vested grants), or over the performance period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

        The following is a summary of restricted stock activity during years 2013 and 2012:

Number of Nonvested Restricted Shares
Balance, December 31, 2011	283,608
Awarded	140,150
Forfeited	(21,398)
Vested	(159,236)

Balance, December 31, 2012	243,124
Awarded	423,518
Forfeited	(3,181)
Vested	(143,266)

Balance, December 31, 2013	520,195

        In 2013, of the 58,909 performance shares granted in 2013, 18,775 achieved the related performance criteria, and are still outstanding, 5,190 did not achieve the performance criteria and are still outstanding, and 34,944 were forfeited as the performance criteria was not achieved. In 2012, 20,000 of the 30,000 performance based shares granted in 2012 were forfeited as the performance criteria was not achieved. 5,190 and 10,000 of the performance based shares granted in 2013 and 2012 respectively are still outstanding as of December 31, 2013. The vesting and forfeitures discussed above did not occur until the Board of Directors approved them during the February 2014 meeting.

Share-Based Compensation Expense

Restricted Stock

        During 2013 and 2012, compensation expense net of forfeitures of $927 and $609 was recorded, respectively. As of December 31, 2013, there was $3,264 of total unrecognized compensation expense related to restricted stock awards, of which approximately $950 is expected to be recognized in 2014.

Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan ("ESOP") that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2013 and 2012) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan accrued for 2013 and 2012, respectively, were $304 and $395. These amounts are included in General and Administrative costs in the consolidated statements of income and comprehensive income.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Defined Contribution Plan

        The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan ("401(k)") which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2013 and 2012, this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $506 in 2013 and $400 in 2012.

Dividends

        For the year ended December 31, 2013 and 2012, a total of $0.10 and $0.10 per share, respectively, on all outstanding shares was paid. Based on the terms of the Company's Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company's compliance with the covenants under the Credit Agreement.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2013, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities" in the accompanying consolidated balance sheets.

        Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2014	$1,727
2015	1,349
2016	1,304
2017	993
2018	715
Thereafter	3,027

$9,115

        Rental expense was $1,248 and $1,144 in 2013 and 2012, respectively.

Severance Benefit Agreements

        The Company has entered into annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $5,396 and $5,028, respectively as of December 31, 2013 and 2012. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

Litigation

        The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company's consolidated financial position or results of operations.

10. DEFERRED COMPENSATION ARRANGEMENTS

        The Company has deferred compensation arrangements with certain key members of management. These arrangements provide the Board with the ability to make contributions based on the Company's performance and discretionary contributions based on other factors as determined by the Board. It also allows for the participants to make certain deferrals into the plan. The amount of the liability is composed of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2013. Amounts accrued relating to previous contributions to the plan are $2,599 and $1,997 as of December 31, 2013 and December 31, 2012, respectively, and are included in noncurrent liabilities in the consolidated balance sheets. The amounts accrued as of December 31, 2013 and December 31, 2012, respectively, which relate to the performance contribution for 2013 and 2012 are $0, and $308, respectively, and are included in accrued liabilities on the consolidated balance sheets.

        In addition, the Company would contribute certain amounts to a Supplemental Executive Retirement Plan in the event of death, disability, or termination without cause, for certain key executives. As of December 31, 2013 this amount would be approximately $615.

11. PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

        Motor Products (Allied Motion Owosso) has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$6,277	$5,556
Service cost	103	122
Employee contributions	10	9
Interest cost	241	259
Actuarial (gain) loss	(638)	580
Benefits paid	(255)	(249)

Projected benefit obligation at end of period	$5,738	$6,277

Change in plan assets:
Fair value of plan assets at beginning of period	$4,086	$3,418
Actual return on plan assets	691	469
Employee contributions	10	9
Employer contributions	315	439
Benefits and expenses paid	(255)	(249)

Fair value of plan assets at end of period	$4,847	$4,086

        The following table reconciles the accumulated other comprehensive income from the prior measurement date to the current measurement date:

	December 31, 2013	December 31, 2012
Excess of projected benefit obligation over fair value of plan assets	$891	$2,191
Unrecognized loss	(875)	(2,088)

Accrued pension cost prior to pension adjustments	$16	$103
Accumulated Other Comprehensive Income at Current Measurement Date	875	2,088

Accrued pension cost at end of period	$891	$2,191

        The accumulated benefit obligation for the pension plan was $5,548 at December 31, 2013 and $6,032 at December 31, 2012. The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2014 is $43, which all relates to the amortization of the actuarial loss.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are (in thousands):

Year of payment	Amount of Benefit Payment
2014	$289
2015	308
2016	311
2017	326
2018	326
2019 - 2023	1,863

        Components of net periodic pension expense included in the consolidated statements of income and comprehensive income for years 2013 and 2012 are as follows (in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012
Service cost	$103	$122
Interest cost	241	259
Amortization of net loss	172	150
Expected return on assets	(288)	(245)

Net periodic pension expense	$228	$286

        Items subject to deferred recognition are amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits from the plan. Cumulative gains and losses, including the impact of any actuarial assumption changes, are amortized to the extent that their value exceeds 10% of the greater of the Market Related Value of Assets and the Projected Benefit Obligation.

        The weighted average assumptions used to determine the projected benefit obligation were as follows:

	December 31, 2013	December 31, 2012
Discount rate	4.75%	4.00%
Rate of compensation increases	2.00%	5.00%

        The weighted average assumptions used to determine net periodic pension expense are as follows:

	December 31, 2013	December 31, 2012
Discount rate	4.00%	4.75%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of compensation increases	5.00%	5.00%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

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

        The Company expects to contribute approximately $285 to the pension plan during 2014.

        All plan assets are accounted for at fair value on a recurring basis. Fair values are determined using level one input, or quoted prices for identical assets in active markets on the measurement date, as discussed in Note 1.

        The pension plan assets allocation at December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
Cash equivalents	5%	4%
Equity securities	64%	65%
Fixed income securities	31%	31%

Total	100%	100%

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Change in postretirement benefit obligation:
Accumulated post retirement benefit obligation at beginning of period	$1,621	$1,378
Service cost	16	22
Interest cost	60	67
Actuarial (gain) loss	(243)	227
Benefits paid	(47)	(73)

Accumulated postretirement benefit obligation at end of period	$1,407	$1,621

        Net periodic postretirement benefit costs included in the consolidated statements of income and comprehensive income for years 2013 and 2012 were $30 and $28, respectively.

        The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2014 is $66, of which $54 relates to the actuarial gain and $12 to the prior service credit.

        Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption can have a significant effect on the amounts reported. However, the Company's current contractual obligation requires a per capita fixed Company contribution amount through December 2015.

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.75% and 4.00% as of December 31, 2013 and 2012, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 4.00% for 2013 and 4.75% for 2012.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are (in thousands):

Year of payment	Amount of Benefit Payment
2014	$58
2015	62
2016	60
2017	68
2018	64
2019 - 2023	404

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. SEGMENT INFORMATION

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

        The Company's wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Allied Motion Stockholm (formerly known as Östergrens, located in Stockholm, Sweden), Allied Motion Asia (Hong Kong and Changzhou, China), Allied Motion Canada (Oakville, Ontario, Canada), Globe Motors Portugal (Porto, Portugal) and Globe Motors Mexico (Reynosa, Mexico) are included in the accompanying consolidated financial statements.

        Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended and as of December 31,
	2013	2012
Revenues derived from foreign subsidiaries	$51,199	$42,172
Identifiable assets	55,627	26,525

        Sales to customers outside of the United States by all Technology Units ("TUs") were $53,988 and $44,761 in years 2013 and 2012, respectively.

        During years 2013 and 2012, no single customer accounted for more than 10% of total revenues.

13. RECLASSIFICATIONS

        Certain prior year balances were reclassified to conform to the current year presentation. Those reclassifications had no impact on the consolidated statements of income and comprehensive income, the consolidated statements of stockholders' equity or the consolidated statements of cash flows as previously reported.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2013 and 2012 is as follows (in thousands, except per share data):

Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,143	$25,352	$24,876	$50,131
Gross margin	7,523	7,535	7,238	14,226
Net income	960	819	833	1,341
Basic income per share	0.11	0.09	0.09	0.15
Diluted income per share	0.11	0.09	0.09	0.15

Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,847	$26,836	$24,316	$23,969
Gross margin	7,637	8,151	7,099	6,753
Net income	1,158	1,817	1,321	1,101
Basic income per share	0.14	0.21	0.15	0.13
Diluted income per share	0.14	0.21	0.15	0.13

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's controls and procedures include those designed to ensure that material information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported in a timely manner as required by Exchange Act reports such as this Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they are effective as of December 31, 2013.

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

        Management has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

        There has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        In making our assessment of the Company's internal control over financial reporting as of December 31, 2013, we have excluded the operations of Globe. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Globe's results of operations from October 18, 2013. Globe's net sales constituted approximately 21% of our net sales for the year ended December 31, 2013, and Globe's assets constituted approximately 63% of the Company's total assets as of December 31, 2013.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Consolidated Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

b)
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013 and 2012.

c)
Consolidated Statements of Stockholders' Equity for the years 2013 and 2012.

d)
Consolidated Statements of Cash Flows for the years 2013 and 2012.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

3.
Exhibits

Exhibit No.		Subject
3.1		Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 16, 2010.)

3.2		Amended and restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed June 16, 2010.)

10.1	*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 filed with the SEC on March 19, 2013.)

10.2	*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 6, 2011.)

10.3	*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2009.)

10.4	*	Amendment to Amended and Restated Employment Agreement for Richard S. Warzala dated and effective as of June 1, 2011 between Allied Motion Technologies, Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2011)

10.5	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2008.)

10.6	*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.)

10.7	*	Change of Control Agreement between Allied Motion Technologies Inc. and Robert P. Maida, dated and effective as of October 1, 2012 (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2012.)

10.8	*	Non-Employee Director Stock in Lieu of Cash Retainer Plan. (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed November 12, 2010.)

10.9		Credit Agreement, dated as of October 18, 2013, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 24, 2013).

10.10		Note Agreement, dated as of October 18, 2013, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 24, 2013).

10.11		Stock Purchase Agreement by and between Allied Motion Technologies Inc. and Safran USA, Inc. dated August 22, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed August 28, 2013).

Exhibit No.	Subject
14.1	Code of Ethics for chief executive officer, president and senior financial officers adopted October 23, 2003. (Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003.)

21	List of Subsidiaries (attached herein).

23	Consent of EKS&H LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Allied Motion Technologies Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements**

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
Date: March 18, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Executive Officer and Chairman of the Board	March 18, 2014
/s/ ROBERT P. MAIDA Robert P. Maida	Chief Financial Officer	March 18, 2014
/s/ RICHARD D. FEDERICO Richard D. Federico	Lead Director of the Independent Directors	March 18, 2014
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 18, 2014
/s/ GERALD J. LABER Gerald J. Laber	Director	March 18, 2014
/s/ WILLIAM P. MONTAGUE William P. Montague	Director	March 18, 2014
/s/ MICHEL M. ROBERT Michel M. Robert	Director	March 18, 2014
/s/ RICHARD D. SMITH Richard D. Smith	Director	March 18, 2014