Form 10-Q
period 2014-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2014-05-15
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Number of Shares of the only class of Common Stock outstanding:  9,241,301 as of May 15, 2014

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$9,718	$10,171
Trade receivables, net of allowance for doubtful accounts of $860 and $802 at March 31, 2014 and December 31, 2013, respectively	33,267	27,123
Inventories, net	24,283	24,430
Deferred income taxes	2,438	2,961
Prepaid expenses and other assets	2,842	2,602
Total Current Assets	72,548	67,287
Property, plant and equipment, net	37,870	40,111
Deferred income taxes	3,246	3,246
Intangible assets, net	34,542	35,222
Goodwill	19,434	20,233
Other long term assets	4,152	4,878
Total Assets	$171,792	$170,977
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	14,547	14,145
Accounts payable	16,907	15,478
Accrued liabilities	9,619	9,898
Income taxes payable	2,146	2,729
Total Current Liabilities	43,219	42,250
Long-term debt	72,000	73,500
Deferred income taxes	1,716	2,327
Deferred compensation arrangements	2,062	2,599
Pension and post-retirement obligations	2,224	2,298
Total Liabilities	121,221	122,974
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,241 and 9,091 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	24,464	23,771
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	25,485	23,608
Accumulated other comprehensive income (loss)	622	624
Total Stockholders’ Equity	50,571	48,003
Total Liabilities and Stockholders’ Equity	$171,792	$170,977

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

Revenues	$60,435	$25,143
Cost of goods sold	43,343	17,620
Gross margin	17,092	7,523
Operating costs and expenses:
Selling	2,110	1,293
General and administrative	6,216	2,942
Engineering and development	3,517	1,747
Amortization of intangible assets	678	84
Total operating costs and expenses	12,521	6,066
Operating income	4,571	1,457
Other expense (income):
Interest expense	1,638	9
Other (income) expense, net	(352)	36
Total other expense, net	1,286	45
Income before income taxes	3,285	1,412
Provision for income taxes	(1,137)	(452)
Net income	$2,148	$960

Foreign currency translation adjustment	7	(460)
Change in accumulated loss on derivatives	(9)	—
Comprehensive income	$2,146	$500

Basic earnings per share:
Earnings per share	$0.24	$0.11
Basic weighted average common shares	9,130	8,733
Diluted earnings per share:
Earnings per share	$0.24	$0.11
Diluted weighted average common shares	9,130	8,733

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended
	March 31	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$2,148	$960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,688	413
Deferred income taxes	537	49
Stock compensation expense	379	224
Other	1,467	32
Changes in operating assets and liabilities:
Trade receivables	(6,446)	(2,043)
Inventories, net	(57)	608
Prepaid expenses and other assets	101	(357)
Accounts payable	1,431	(93)
Accrued liabilities	(1,440)	(924)
Net cash used in operating activities	(192)	(1,131)

Cash Flows From Investing Activities:
Proceeds related to working capital adjustment on acquisition	1,434	—
Purchase of property and equipment	(584)	(298)
Net cash provided by (used in) investing activities	850	(298)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	164	—
Principal payments of long-term debt	(1,250)	—
Dividends paid to stockholders	(271)	(210)
Stock transactions under employee benefit stock plans	304	403
Net cash (used in) provided by financing activities	(1,053)	193
Effect of foreign exchange rate changes on cash	(58)	(72)
Net decrease in cash and cash equivalents	(453)	(1,308)
Cash and cash equivalents at beginning of period	10,171	9,728
Cash and cash equivalents at end of period	$9,718	$8,420

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.              BASIS OF PREPARATION AND PRESENTATION

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

It is suggested that the accompanying condensed consolidated interim financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 that was previously filed by the Company.

2.              ACQUISITIONS

On October 18, 2013, the Company acquired Globe Motors, Inc., a Delaware corporation (“Globe Motors” or “Globe”) from Safran USA, Inc. (the “Seller”), for approximately $90,000 in cash.

Globe Motors is headquartered in Dayton, Ohio, and has manufacturing facilities located in the U.S, Portugal and Mexico.  The initial purchase price of $90,000 was comprised of $4,300 cash paid at closing, as well as funds acquired from the new Credit Agreement and Senior Subordinated Notes.  During the first quarter of 2014, the Company received $1,434 from the Seller for a working capital adjustment, reducing the purchase price to $88,566.

The Company accounted for the acquisition pursuant to ASC 805, “Business Combinations.”  The purchase price allocation is subject to further adjustment upon finalization of the opening balance sheet.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The preliminary purchase price allocated to the underlying net assets based on fair value as of the acquisition date is as follows (in thousands):

March 31,
2014
Trade receivables, net	$16,567
Inventories, net	11,142
Prepaid expenses and other assets	2,860
Property, plant and equipment	28,286
Amortizable intangible assets	33,530
Goodwill	13,418
Accounts payable	(10,622)
Accrued liabilities	(6,615)
Net purchase price	$88,566

The purchase price allocation excludes any cash on hand and any debt of Globe Motors.  The purchase price allocation has been revised to reflect an updated valuation of property, plant and equipment, adjustments to income taxes and the offsetting adjustments to goodwill.

The intangible assets acquired consist of customer lists and a tradename, which are being amortized over 15 and 10 years, respectively.  Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other Technology Units (“TUs”) and Globe Motors that will occur as a result of the combined engineering knowledge, the ability of each of the TU’s to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Globe’s management knowledge in providing complementary product offerings to the Company’s customers.

Pro forma Condensed Combined Financial Information (Unaudited)

The following presents the Company’s unaudited pro forma financial information for the quarter ended March 31, 2013 giving effect to the acquisition of Globe Motors as if it had occurred at January 1, 2013.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; removal of acquisition related transaction costs; removal of certain costs for which Allied Motion would be indemnified by the seller and stock compensation expense related to shares issued to certain executives of Allied Motion as a result of the acquisition.

For the quarter ended
March 31, 2013
Revenues	$50,439
Net income	$1,089
Diluted net income per share	$0.12

The pro forma adjustments do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had these transactions actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	March 31,	December 31,
	2014	2013
Parts and raw materials	$20,279	$20,649
Work-in-process	3,506	3,369
Finished goods	4,502	4,350
	28,287	28,368
Less reserves	(4,004)	(3,938)
Inventories, net	$24,283	$24,430

4.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	March 31,	December 31
	2014	2013
Land	$654	$654
Building and improvements	9,879	9,748
Machinery, equipment, tools and dies	38,201	40,237
Furniture, fixtures and other	4,936	4,544
	53,670	55,183
Less accumulated depreciation	(15,800)	(15,072)
Property, plant and equipment, net	$37,870	$40,111

Depreciation expense was approximately $1,010 and $329 for the quarters ended March 31, 2014 and 2013, respectively.

5.              GOODWILL

The change in the carrying amount of goodwill for the quarter ended March 31, 2014 is as follows (in thousands):

March 31,
2014
Beginning balance	$20,233
Acquisition adjustments	(792)
Effect of foreign currency translation	(7)
Ending balance	$19,434

The acquisition adjustments relate to revisions in the purchase price allocation for Globe for changes to the value assigned to property, plant and equipment and the tax effect of the changes in value (Note 2).

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2014			December 31, 2013
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,163	$(4,352)	$29,811	$34,166	$(3,821)	$30,345
Trade name	10 years	4,775	(1,118)	3,657	4,775	(1,012)	3,763
Design and technologies	8 - 10 years	2,728	(1,675)	1,053	2,730	(1,637)	1,093
Patents		24	(3)	21	24	(3)	21
Total		$41,690	$(7,148)	$34,542	$41,695	$(6,473)	$35,222

Amortization expense for intangible assets was $678 and $84 for the quarters ending March 31, 2014 and 2013, respectively.

7.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2014, 156,696 shares of unvested restricted stock were awarded at a market value of $11.18.  Of the restricted shares granted, 80,591 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2014:

Number of
Shares
Outstanding at beginning of period	520,195
Awarded	156,696
Forfeited	(34,944)
Vested	(96,339)
Outstanding at end of period	545,608

For the quarters ended March 31, 2014 and 2013, stock compensation expense, net of forfeitures, of $379 and $224 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Current Borrowings
Revolving Credit Facility (2.7% at March 31, 2014)	$7,725	$7,725
China Credit Facility (6.3% at March 31, 2014)	1,322	1,170
Term Loan, current portion, (2.7% at March 31, 2014) (1)	5,500	5,250
Current borrowings	$14,547	$14,145

Long-term Debt
Term Loan, noncurrent (2.7% at March 31, 2014) (1)	$42,000	$43,500
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	30,000	30,000
Long-term debt	$72,000	$73,500

(1)          The effective rate of the Term Loan including the impact of the related hedges is 3.14%.

Credit Agreement

The Company’s Credit Agreement provides for a $15,000 five-year revolving credit facility and a $50,000 five-year term loan (collectively the “Senior Credit Facilities”).

Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement.  Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.50%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”).

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2014 for the Senior Credit Facilities were $56,100.  At March 31, 2014, there was approximately $7,300 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at March 31, 2014.

Senior Subordinated Notes

Under the Company’s Note Agreement, the Company sold $30,000 of 14.50% Senior Subordinated Notes due October 18, 2019 (the “Notes”) to Prudential Capital Partners IV, L.P. and its affiliates in a private placement.  The interest rate on the Notes is 14.50% with 13.00% payable in cash and 1.50% payable in-kind, quarterly in arrears and the outstanding principal amount of the Notes, together with any accrued and unpaid interest is due on October 18, 2019.  The Company may prepay the Notes at any time after October 18, 2016, in whole or in part, at 100% of the principal amount.  The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Other

The Company also has a Credit Facility in China providing credit of approximately $1,540 (Chinese Renminbi (“RMB”) 9,500).  This facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in October 2014.  The average balance for 2014 was $1,330 (RMB 8,100).  At March 31, 2014, there was approximately $200 (RMB 1,400) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9.              DERIVATIVE FINANCIAL INSTRUMENTS

The Company did not use derivative contracts prior to the acquisition of Globe Motors, Inc. in October, 2013.

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at maturity.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the first quarter of 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the three months ended March 31, 2014.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $216 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2014 (in thousands):

		March 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value
Interest Rate Swaps	Prepaid expenses and other assets	$32

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

For the quarter ended March 31, 2014		For the quarter ended March 31, 2014		For the quarter ended March 31, 2014
Derivative Instruments	Net deferral in OCI of derivatives (effective portion)	Statement of earnings classification	Net reclassification from AOCI into income (effective portion)	Statement of earnings classification	Amount recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest Rate Swaps	$(68)	Interest expense	$(58)	Other (expense)	$—

10.       DIVIDENDS PER SHARE

The Company declared and paid a quarterly dividend of $0.025 per share in the first quarter of 2014 and 2013.  Total dividends paid in the first three months of 2014 and 2013 were $271 and $210, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11.       SEGMENT INFORMATION

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Canada, Asia, Portugal and Mexico are included in the accompanying condensed consolidated financial statements.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended and as of March 31,
	2014	2013
Revenues derived from foreign subsidiaries	$19,288	$11,093
Identifiable assets as of March 31,	58,497	27,174

Sales to customers outside of the United States by all subsidiaries were $21,891 and $12,305 during the quarters ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, three customers accounted for 33% of total revenues and 43% of trade receivables.  During the three months ended March 31, 2013, no single customer accounted for more than 10% of total revenues or trade receivables.

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

Amounts in thousands, except per share data

1st Quarter Overview

Revenues for the quarter ended March 31, 2014 more than doubled results from first quarter of 2013, increasing by 140%.  The increase is due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors, Inc. (“Globe”) during the fourth quarter of 2013.  Sales to Customers both inside and outside of the U.S. increased.

Bookings for the quarter ended March 31, 2014 were $64,394 compared to March 31, 2013 bookings of $20,974.  Backlog as of March 31, 2014 was $79,686 compared to $75,599 as of December 31, 2013, respectively.

From a Cash Flow perspective, our cash net of debt position increased by $645 from December 31, 2013.  We also declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during the first quarter 2014. Dividends to shareholders for the trailing twelve months were $0.10 per share, or a dividend payout ratio of 18% when compared to the earnings per share of $0.57.

Operating Results

Quarter Ended March 31, 2014 compared to Quarter Ended March 31, 2013

	For the quarter ended		Increase
	March 31,		(decrease)
(in thousands)	2014	2013	$	%
Revenues	$60,435	$25,143	$35,292	140%
Cost of products sold	43,343	17,620	25,723	146%
Gross margin	17,092	7,523	9,569	127%
Gross margin percentage	28%	30%
Operating costs and expenses:
Selling	2,110	1,293	817	63%
General and administrative	6,216	2,942	3,274	111%
Engineering and development	3,517	1,747	1,770	101%
Amortization of intangible assets	678	84	594	707%
Total operating costs and expenses	12,521	6,066	6,455	106%
Operating income	4,571	1,457	3,114	214%
Interest expense	1,638	9	1,629
Other income	(352)	36	(388)
Total other expense (income)	1,286	45	1,241
Income before income taxes	3,285	1,412	1,873	133%
Provision for income taxes	(1,137)	(452)	(685)	152%
Net Income	$2,148	$960	$1,188	124%

NET INCOME:  Net income increased from 2013 to 2014 primarily due to increased profit contribution from the Globe acquisition.  Globe is included in our results as of October 18, 2013.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $6,611 for the first quarter of 2014 compared to $1,834 for the same quarter last year.  Adjusted EBITDA was $6,990 and $2,131 for the first quarter of 2014 and 2013, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other nonrecurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  Overall, the Company experienced revenue increases in all of our markets, most significantly in the vehicle and aerospace and defense markets.

The 140% increase in sales in the first quarter of 2014 is primarily due to the acquisition of Globe and consists of significant additions to our vehicle and aerospace and defense markets.  The increase is comprised of a 200% increase in sales to US customers and a 78% increase in sales to non-US customers.  64% of our sales for the quarter were to US customers with the remaining 36% of our sales to customers primarily in Europe, Canada and Asia.  Of the  increase in revenues, 139% was due to an increase in sales volume for the quarter and 1% was due to the dollar weakening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BACKLOG:  Bookings for the quarter ended March 31, 2014 were $64,394 compared to last year’s bookings of $20,974.  Backlog as of March 31, 2014 was $79,686 compared to $28,020 as of March 31, 2013.  The increases in both bookings and backlog in 2014 is primarily the result of the acquisition of Globe.

GROSS MARGIN:  Gross margin as a percentage of revenues was 28% and 30% for the quarters ended March 31, 2014 and 2013, respectively.  The decline in margin is primarily due to the acquisition of Globe along with changes in sales mix (increased portion of sales of lower margin business offset partially by a decreased proportion of sales in higher margin business).

SELLING EXPENSES:  Selling expenses increased in the first quarter of 2014 with the addition of Globe.  However, selling expenses as a percentage of revenues were 3% and 5% in the first quarter of 2014 and 2013, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 111% in the first quarter 2014 from the first quarter 2013 due to the addition of Globe, combined with increased  incentive compensation.  As a percentage of revenues, general and administrative expenses decreased to 10% for the period ended March 31, 2014 compared to 12% for the same period in 2013.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 101% in the first quarter of 2014 compared to the same quarter last year due to the addition of Globe.  As a percentage of revenues, engineering and development expenses were 6% and 7% for the first quarter of 2014 and 2013, respectively.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was $678 in the quarter ended March 31, 2014 compared to $84 for the same quarter last year.  The increase is the result of amortization for Globe’s intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 35% and 32% for the quarters ended March 31, 2014 and 2013, respectively.  The effective rate is higher than the same quarter of last year primarily due to the effect on deferred taxes of a statutory rate reduction in a foreign jurisdiction and increased domestic income that is taxed at higher rates.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Net income as reported	$2,148	$960
Interest expense	1,638	9
Provision for income tax	1,137	452
Depreciation and amortization	1,688	413
EBITDA	6,611	1,834
Stock compensation expense	379	224
Adjusted EBITDA	$6,990	$2,058

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $1,298, to a balance of $9,718 at March 31, 2014 from March 31, 2013.  During the first three months of 2014, operations used $192 in cash compared to $1,131 of cash used for the same period of 2013.  The decrease in cash used is primarily due to the higher level of earnings, partially offset by an increase in working capital.

Net cash provided by investing activities was $850 for the first quarter of 2014 compared to $298 of cash used for the first quarter of 2013.  The increase is due to cash received for a $1,434 purchase price adjustment related to the Globe acquisition.  In the three months ended March 31, 2014, purchases of property and equipment were $584 compared to $298 for the same period of last year.

Net cash used for financing activities was $1,053 for the three months ended March 31, 2014 compared to cash provided of $193 for the same period last year.  The decrease in 2014 is due to payments on our long-term debt.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at March 31, 2014.

As of March 31, 2014, the amount available to borrow under the Company’s various lines-of-credit was approximately $7,300.

During the three months ended March 31, 2014, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2013.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 13, 2014.  At the annual meeting, the stockholders of the Company (i) elected the six director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers for 2013, (iii) and ratified the appointment of EKS&H LLLP as the Company’s independent registered public accounting firm for the 2014 fiscal year.

The results of the voting for the six director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non-votes
Richard D. Federico	5,207,251	53,921	7,430	3,239,184
S.R. Heath	4,845,037	415,454	8,111	3,239,184
Gerald J. Laber	5,206,165	55,110	7,327	3,239,184
Richard D. Smith	4,822,378	438,794	7,430	3,239,184
James J. Tanous	5,187,386	72,879	8,337	3,239,184
Richard S. Warzala	5,201,681	59,417	7,504	3,239,184

The results for the advisory vote on executive compensation for 2013 were as follows:

For	Against	Abstentions	Broker Non-Votes
5,111,743	88,392	68,927	3,239,184

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2014 fiscal year were as follows:

For	Against	Abstentions
8,455,302	28,720	23,764

Item 6.         Exhibits

(a)                           Exhibits

10.1            Compensation Program for Non-Employee Directors (Incorporated by reference to the Company’s Form 8-K filed February 19, 2014).

10.2            Amended and Restated Non-Employee Director Stock in Lieu of Cash Retainer Plan (filed herewith)

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.*

*                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2014	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer