Form 10-Q
period 2014-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2014-08-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

Commission File Number

0-04041

ALLIED MOTION TECHNOLOGIES INC.

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Commerce Drive, Suite 3

Amherst, New York 14228

(Address of Principal Executive offices, including zip code)

(716) 242-8634

(Registrant’s Telephone Number, Including Area Code)

(Former Address, if Changed Since Last Report)

455 Commerce Drive, Suite 4

Amherst, New York 14228

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

Number of Shares of the only class of Common Stock outstanding:  9,223,924 as of August 14, 2014

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$10,988	$10,171
Trade receivables, net of allowance for doubtful accounts of $1,548 and $802 at June 30, 2014 and December 31, 2013, respectively	30,997	27,123
Inventories, net	25,473	24,430
Deferred income taxes	955	2,961
Prepaid expenses and other assets	2,310	2,602
Total Current Assets	70,723	67,287
Property, plant and equipment, net	37,558	40,111
Deferred income taxes	4,450	3,246
Intangible assets, net	33,856	35,222
Goodwill	20,543	20,233
Other long term assets	4,271	4,878
Total Assets	$171,401	$170,977
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	12,043	14,145
Accounts payable	16,590	15,478
Accrued liabilities	10,515	9,898
Income taxes payable	2,811	2,729
Total Current Liabilities	41,959	42,250
Long-term debt	70,500	73,500
Deferred income taxes	1,475	2,327
Deferred compensation arrangements	2,518	2,599
Pension and post-retirement obligations	2,175	2,298
Total Liabilities	118,627	122,974
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,221 and 9,091 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,623	23,771
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	27,950	23,608
Accumulated other comprehensive income	201	624
Total Stockholders’ Equity	52,774	48,003
Total Liabilities and Stockholders’ Equity	$171,401	$170,977

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$62,069	$25,352	$122,504	$50,495
Cost of goods sold	43,501	17,817	86,844	35,437
Gross margin	18,568	7,535	35,660	15,058
Operating costs and expenses:
Selling	2,232	1,214	4,342	2,507
General and administrative	6,709	2,715	12,925	5,584
Engineering and development	3,472	1,658	6,989	3,405
Business development costs	—	565	—	638
Relocation costs	—	234	—	234
Amortization of intangible assets	670	85	1,348	169
Total operating costs and expenses	13,083	6,471	25,604	12,537
Operating income	5,485	1,064	10,056	2,521
Other expense (income):
Interest expense	1,649	8	3,287	17
Other expense (income), net	53	(132)	(299)	(96)
Total other expense (income), net	1,702	(124)	2,988	(79)
Income before income taxes	3,783	1,188	7,068	2,600
Provision for income taxes	(1,090)	(369)	(2,227)	(821)
Net income	$2,693	$819	$4,841	$1,779

Foreign currency translation adjustment	(324)	6	(317)	(454)
Change in accumulated loss on derivatives	(89)	—	(106)	—
Comprehensive income	$2,280	$825	$4,418	$1,325

Basic earnings per share:
Earnings per share	$0.29	$0.09	$0.53	$0.20
Basic weighted average common shares	9,152	8,806	9,136	8,766
Diluted earnings per share:
Earnings per share	$0.29	$0.09	$0.53	$0.20
Diluted weighted average common shares	9,152	8,806	9,136	8,766

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the six months ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$4,841	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,481	830
Deferred income taxes	575	(64)
Stock compensation expense	768	501
Other	1,465	(177)
Changes in operating assets and liabilities:
Trade receivables	(4,979)	(1,080)
Inventories, net	(1,488)	637
Prepaid expenses and other assets	593	37
Accounts payable	1,173	327
Accrued liabilities	(71)	(49)
Net cash provided by operating activities	6,358	2,741

Cash Flows From Investing Activities:
Proceeds from working capital adjustment and other acquisition adjustments	1,399	—
Purchase of property and equipment	(1,571)	(1,170)
Net cash used in investing activities	(172)	(1,170)

Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(2,591)	160
Principal payments of long-term debt	(2,500)	—
Dividends paid to stockholders	(499)	(422)
Stock transactions under employee benefit stock plans	304	414
Net cash (used in) provided by financing activities	(5,286)	152
Effect of foreign exchange rate changes on cash	(83)	(195)
Net decrease in cash and cash equivalents	817	1,528
Cash and cash equivalents at beginning of period	10,171	9,728
Cash and cash equivalents at end of period	$10,988	$11,256

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The preliminary purchase price allocated to the underlying net assets based on fair value as of the acquisition date is as follows (in thousands):

June 30,
2014
Trade receivables, net	$16,567
Inventories, net	11,142
Prepaid expenses and other assets	2,860
Property, plant and equipment	28,286
Amortizable intangible assets	33,530
Goodwill	14,572
Accounts payable	(10,622)
Accrued liabilities	(7,769)
Net purchase price	$88,566

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

Pro forma Condensed Combined Financial Information (Unaudited)

The following presents the Company’s unaudited pro forma financial information for the three and six months ended June 30, 2013 giving effect to the acquisition of Globe Motors as if it had occurred at January 1, 2013.  Included in the pro forma information is: the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; removal of acquisition related transaction costs; removal of certain costs for which Allied Motion would be indemnified by the seller and stock compensation expense related to shares issued to certain executives of Allied Motion as a result of the acquisition.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Revenues	$53,658	$104,097
Net income	$2,817	$3,906
Diluted net income per share	$0.31	$0.43

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	June 30,	December 31,
	2014	2013
Parts and raw materials	$22,271	$20,649
Work-in-process	2,982	3,369
Finished goods	3,880	4,350
	29,133	28,368
Less reserves	(3,660)	(3,938)
Inventories, net	$25,473	$24,430

4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	June 30	December 31
	2014	2013
Land	$654	$654
Building and improvements	9,909	9,748
Machinery, equipment, tools and dies	38,630	40,237
Furniture, fixtures and other	5,273	4,544
	54,466	55,183
Less accumulated depreciation	(16,908)	(15,072)
Property, plant and equipment, net	$37,558	$40,111

Depreciation expense was approximately $1,123 and $348 for the quarters ended June 30, 2014 and 2013, respectively.  Depreciation expense was $2,133 and $661 for the six months ended June 30, 2014 and 2013, respectively.

5.              GOODWILL

The change in the carrying amount of goodwill for the six-months ended June 30, 2014 is as follows (in thousands):

June 30,
2014
Beginning balance	$20,233
Acquisition adjustments	362
Effect of foreign currency translation	(52)
Ending balance	$20,543

The acquisition adjustments relate to revisions in the purchase price allocation for Globe for changes to the value assigned to property, plant and equipment and the tax effect of the changes in value (Note 2).

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2014			December 31, 2013
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,144	$(4,872)	$29,272	$34,166	$(3,821)	$30,345
Trade name	10 years	4,775	(1,218)	3,557	4,775	(1,012)	3,763
Design and technologies	8 - 10 years	2,708	(1,702)	1,006	2,730	(1,637)	1,093
Patents		24	(3)	21	24	(3)	21
Total		$41,651	$(7,795)	$33,856	$41,695	$(6,473)	$35,222

Amortization expense for intangible assets was $670 and $85 for the quarters ending June 30, 2014 and 2013, respectively; and $1,348 and $169 for the six months ended June 30, 2014 and 2013, respectively.

7.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2014, 165,406 shares of unvested restricted stock were awarded with a weighted average value of $11.20.  Of the restricted shares granted, 80,591 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2014:

Number of
Shares
Outstanding at beginning of period	520,195
Awarded	165,406
Vested	(109,048)
Forfeited	(41,961)
Outstanding at end of period	534,592

For the quarters ended June 30, 2014 and 2013, stock compensation expense, net of forfeitures, of $388 and $277 was recorded, respectively.  For the six-months ended June 30, 2014 and 2013, stock compensation expense, net of forfeitures of $768 and $501 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Current Borrowings
Revolving Credit Facility (2.7% at June 30, 2014)	$5,000	$7,725
China Credit Facility (6.3% at June 30, 2014)	1,293	1,170
Term Loan, current portion, (2.7% at June 30, 2014) (1)	5,750	5,250
Current borrowings	$12,043	$14,145

Long-term Debt
Term Loan, noncurrent (2.7% at June 30, 2014) (1)	$40,500	$43,500
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	30,000	30,000
Long-term debt	$70,500	$73,500

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

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2014 for the Senior Credit Facilities were $55,000.  At June 30, 2014, there was approximately $10,000 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at June 30, 2014.

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

Other

The Company also has a Credit Facility in China providing credit of approximately $1,545 (Chinese Renminbi (“RMB”) 9,500).  This facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in October 2014.  The average balance for 2014 was $1,320 (RMB 8,100).  At June 30, 2014, there was approximately $250 (RMB 1,500) available under the facility.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six-months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the three and six months ended June 30, 2014.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $209 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2014 (in thousands):

		June 30, 2014
Derivative Instrument	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other liabilities	$(58)

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

For the quarter ended June 30, 2014		For the quarter ended June 30, 2014		For the quarter ended June 30, 2014
Derivative Instruments	Net deferral in OCI of derivatives (effective portion)	Statement of earnings classification	Net reclassification from AOCI into income (effective portion)	Statement of earnings classification	Amount recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest Rate Swaps	$148	Interest expense	$(58)	Other (expense)	$—

10.       DIVIDENDS PER SHARE

The Company declared and paid a quarterly dividend of $0.025 per share in each of the first and second quarters of 2014 and 2013.  Total dividends paid in the first six months of 2014 and 2013 were $499 and $422, respectively.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended June 30,		For the six months ended and as of June 30,
	2014	2013	2014	2013
Revenues derived from foreign subsidiaries	$20,930	$11,674	$40,163	$22,767

Identifiable assets were $59,754 and $28,110 as of June 30, 2014 and 2013, respectively.

Sales to customers outside of the United States by all subsidiaries were $22,400 and $11,708 during the quarters ended June 30, 2014 and 2013, respectively; and $44,291 and $24,013 for the six months ended June 30, 2014 and 2013, respectively.

During the three and six months ended June 30, 2014, three customers accounted for 33% of total revenues.  As of June 30, 2014, three customers accounted for 43% of trade receivables.  During the three and six months ended June 30, 2013, no single customer accounted for more than 10% of total revenues or trade receivables.

12.       Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the Internationals Financial Reporting Standards.  The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers.  Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption.  The Company is assessing the impact, if any, that the adoption of ASU 2014-09 will have on its financial statements.

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

Amounts in thousands, except per share data

2nd Quarter Overview

Revenues for the quarter ended June 30, 2014 more than doubled results from the second quarter of 2013, increasing by 145%.  The increase is due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors, Inc. (“Globe”) during the fourth quarter of 2013.  Sales to Customers both inside and outside of the U.S. increased.

Bookings for the quarter ended June 30, 2014 were $63,474 compared to June 30, 2013 bookings of $23,473.  Backlog as of June 30, 2014 was $80,777 compared to $75,599 as of December 31, 2013.

From a Cash Flow perspective, our cash net of debt position increased by $5,919 from December 31, 2013.  We also declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during the first and second quarters of 2014.  Dividends to shareholders for the trailing twelve months were $0.10 per share, or a dividend payout ratio of 13% when compared to the earnings per share of $0.77.

Operating Results

Quarter Ended June 30, 2014 compared to Quarter Ended June 30, 2013

	For the quarter ended		Increase
	June 30,		(decrease)
(in thousands)	2014	2013	$	%
Revenues	$62,069	$25,352	$36,717	145%
Cost of products sold	43,501	17,817	25,684	144%
Gross margin	18,568	7,535	11,033	146%
Gross margin percentage	30%	30%
Operating costs and expenses:
Selling	2,232	1,214	1,018	84%
General and administrative	6,709	2,715	3,994	147%
Engineering and development	3,472	1,658	1,814	109%
Business development costs	—	565	(565)	(100)%
Relocation costs	—	234	(234)	(100)%
Amortization of intangible assets	670	85	585	688%
Total operating costs and expenses	13,083	6,471	6,612	102%
Operating income	5,485	1,064	4,421	416%
Interest expense	1,649	8	1,641
Other expense (income)	53	(132)	185	(140)%
Total other expense (income)	1,702	(124)	1,826	(1473)%
Income before income taxes	3,783	1,188	2,595	218%
Provision for income taxes	(1,090)	(369)	(721)	195%
Net Income	$2,693	$819	$1,874	229%

NET INCOME AND ADJUSTED NET INCOME:  Net income more than doubled from the second quarter of 2013 to the second quarter of 2014 due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors, Inc. (“Globe”) during the fourth quarter of 2013.  The sales increase was primarily to domestic customers.

Adjusted net income for the quarter ended June 30, 2013, was $1,362.  Adjusted diluted earnings per share for the second quarter of 2013 was $0.15.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for the second quarter of 2013 excludes $565 ($384 net of tax) of business development costs and $234 ($159 net of tax) in expenses related to the move of our corporate offices (including staff) to Amherst, NY.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $7,225 for the second quarter of 2014 compared to $1,613 for the same quarter last year.  Adjusted EBITDA was $7,613 and $2,689 for the second quarter of 2014 and 2013, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other nonrecurring items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  Overall, the Company experienced revenue increases from the second quarter of 2014 from the second quarter of 2013 in all of our markets, most significantly in the vehicle and aerospace and defense markets.

The 145% increase in sales in the second quarter of 2014 is primarily due to the acquisition of Globe and consists of significant additions to our vehicle and aerospace and defense markets.  The increase is comprised of a 191% increase in sales to US customers and a 91% increase in sales to non-US customers.  64% of our sales for the quarter were to US customers with the remaining 36% of our sales to customers primarily in Europe, Canada and Asia.  Of the increase in revenues, 144% was due to an increase in sales volume for the quarter and 1% was due to the dollar weakening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BACKLOG:  Bookings for the quarter ended June 30, 2014 were $63,474 compared to last year’s bookings of $23,473.  Backlog as of June 30, 2014 was $80,777 compared to $26,851 as of June 30, 2013.  The increases in both bookings and backlog in 2014 is primarily the result of the acquisition of Globe.

GROSS MARGIN:  Gross margin as a percentage of revenues was 30% for the quarters ended June 30, 2014 and 2013, respectively.

SELLING EXPENSES:  Selling expenses increased in the second quarter of 2014 with the addition of Globe.  However, selling expenses as a percentage of revenues were 4% and 5% in the second quarter of 2014 and 2013, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 147% in second quarter 2014 from second quarter 2013 primarily due to the addition of Globe.  As a percentage of revenues, general and administrative expenses were 11% for the quarters ended June 30, 2014 and 2013, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 109% in the second quarter of 2014 compared to the same quarter last year due to the addition of Globe.  As a percentage of revenues, engineering and development expenses were 6% and 7% for the second quarter of 2014 and 2013, respectively.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $565 of business development costs during the second quarter of 2013 related to the acquisition of Globe.

RELOCATION COSTS: The Company incurred $234 of relocation costs in the quarter ended June 30, 2013 in relation to the move of the Company’s corporate office and personnel to Amherst, New York.  This relocation occurred and was completed in the second quarter of 2013.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was $670 in the quarter ended June 30, 2014 compared to $85 for the same quarter last year.  The increase is the result of amortization for Globe’s intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 29% and 31% for the quarters ended June 30, 2014 and 2013, respectively.  The effective rate is lower than the same quarter of last year primarily due to the impact of rate differences in our foreign jurisdictions.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

	For the six months ended		Increase
	June 30,		(decrease)
(in thousands)	2014	2013	$	%
Revenues	$122,504	$50,495	$72,009	143%
Cost of products sold	86,844	35,437	51,407	145%
Gross margin	35,660	15,058	20,602	137%
Gross margin percentage	29%	30%
Operating costs and expenses:
Selling	4,342	2,507	1,835	73%
General and administrative	12,925	5,584	7,341	131%
Engineering and development	6,989	3,405	3,584	105%
Business development costs	—	638	(638)	(100)%
Relocation costs	—	234	(234)	(100)%
Amortization of intangible assets	1,348	169	1,179	698%
Total operating costs and expenses	25,604	12,537	13,067	104%
Operating income	10,056	2,521	7,535	299%
Interest expense	3,287	17	3,270
Other income	(299)	(96)	(203)	211%
Total other expense (income)	2,988	(79)	3,067	(3882)%
Income before income taxes	7,068	2,600	4,468	172%
Provision for income taxes	(2,227)	(821)	(1,406)	171%
Net Income	$4,841	$1,779	$3,062	172%

NET INCOME AND ADJUSTED NET INCOME:  Net income increased from 2013 to 2014 primarily due to increased profit contribution from the Globe acquisition.  Globe is included in our results as of October 18, 2013.

Adjusted net income for the six months ended June 30, 2013 was $2,372.  Adjusted diluted earnings per share for the first six months of 2013 was $0.27.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for the first six months of 2013 excludes $638 ($434 net of tax) of business development costs and $234 ($159 net of tax) in expenses related to the move of our corporate offices (including staff) to Amherst, NY.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA: EBITDA was $13,836 for the six months ended June 30, 2014 compared to $3,447 for the same period last year.  Adjusted EBITDA was $14,604 and $4,820 for the six months ended June 30, 2014 and 2013, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain other items.  See information included in “Non - GAAP measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES: Overall, the Company experienced revenue increases for the year-to-date 2014 from 2013 in all of our markets, most significantly in the vehicle and aerospace and defense markets.

The 143% increase in sales in the six months ended June 30, 2014 is primarily due to the acquisition of Globe and consists of significant additions to our vehicle and aerospace and defense markets.  The increase is comprised of a 195% increase in sales to US customers and a 84% increase in sales to non-US customers.  64% of our sales for the year to date were to US customers with the remaining 36% of our sales to customers primarily in Europe, Canada and Asia.  Of the increase in revenues, 142% was due to an increase in sales volume and 1% was due to the dollar weakening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

GROSS MARGIN:  Gross margin as a percentage of revenues was 29% and 30% for the quarters ended June 30, 2014 and 2013, respectively.  The decline in margin is primarily due to the acquisition of Globe along with changes in sales mix (increased portion of sales of lower margin business offset partially by a decreased proportion of sales in higher margin business).

SELLING EXPENSES:  Selling expenses increased in the first six months of 2014 with the addition of Globe.  However, selling expenses as a percentage of revenues were 4% and 5% in the first six months of 2014 and 2013, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 131% from year to date 2013 to 2014 due to the addition of Globe, combined with increased incentive compensation.  As a percentage of revenues, general and administrative expenses were 11% for the periods ended June 30, 2014 and 2013.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 105% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the addition of Globe.  As a percentage of revenues, engineering and development expenses were 6% and 7% for the first six months of 2014 and 2013, respectively.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $638 of business development costs during the first six months of 2013 related to the acquisition of Globe.

RELOCATION COSTS:  The Company incurred $234 of relocation costs during the first half of 2013 for the move of the Company’s corporate office and personnel to Amherst, New York.  This relocation occurred and was completed in the second quarter of 2013.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was $1,348 in the six months ended June 30, 2014 compared to $169 for the same quarter last year.  The increase is the result of amortization for Globe’s intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 32% for the six months ended June 30, 2014 and 2013.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$2,693	$819	$4,841	$1,779
Interest expense	1,649	8	3,287	17
Provision for income tax	1,090	369	2,227	821
Depreciation and amortization	1,793	417	3,481	830
EBITDA	7,225	1,613	13,836	3,447
Stock compensation expense	388	277	768	501
Relocation costs	—	234	—	234
Business development costs	—	565	—	638
Adjusted EBITDA	$7,613	$2,689	$14,604	$4,820

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

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income	$2,693	$819	$4,841	$1,779
Non-GAAP adjustments, net of tax
Relocation costs	—	159	—	159
Business development costs	—	384	—	434
Adjusted net income	$2,693	$1,362	$4,841	$2,372

Per Share Amounts
Adjusted diluted earnings per share	$0.29	$0.15	$0.53	$0.27
Diluted weighted average common shares	9,152	8,806	9,136	8,766

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $268, to a balance of $10,988 at June 30, 2014 from June 30, 2013.  During the first six months of 2014, operations provided $6,289 in cash compared to $2,741 of cash provided during the same period of 2013.  The increase in cash provided is primarily due to the higher level of earnings, partially offset by an increase in working capital.

Net cash used in investing activities was $172 for the second quarter of 2014 compared to $1,170 of cash used for the second quarter of 2013.  The decrease is due to cash received for a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014.  In the six months ended June 30, 2014, purchases of property and equipment were $1,571 compared to $1,170 for the same period of last year.

Net cash used for financing activities was $5,286 for the six months ended June 30, 2014 compared to cash provided of $152 for the same period last year.  The decrease in 2014 is due to payments on our long-term debt.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at June 30, 2014.

As of June 30, 2014, the amount available to borrow under the Company’s Credit Agreement was approximately $10,000.

During the three months ended June 30, 2014, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the Internationals Financial Reporting Standards.  The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers.  Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption.  We are currently assessing the impact, if any, that the adoption of ASU 2014-09 will have on our financial statements.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

04/01/14 to 04/30/14	19,768	(1)	$13.42	—	—
05/01/14 to 05/31/14	—		—	—	—
06/01/14 to 06/30/14	—		—	—	—
Total	19,768		$13.42	—	—

(1)         As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At June 30, 2014, the Company did not have an authorized stock repurchase plan in place.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.*

*                             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2014	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer