Form 10-Q
period 2014-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2014-11-14
CIK 46129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Number of Shares of the only class of Common Stock outstanding:  9,225,150 as of November 14, 2014

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$7,267	$8,371
Restricted cash	1,800	1,800
Trade receivables, net of allowance for doubtful accounts of $1,647 and $802 at September 30, 2014 and December 31, 2013, respectively	36,302	27,123
Inventories, net	26,073	24,430
Deferred income taxes	1,771	2,961
Prepaid expenses and other assets	2,822	2,602
Total Current Assets	76,035	67,287
Property, plant and equipment, net	36,953	40,111
Deferred income taxes	3,095	3,246
Intangible assets, net	33,532	35,222
Goodwill	19,611	20,233
Other long term assets	4,089	4,878
Total Assets	$173,315	$170,977
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	12,294	14,145
Accounts payable	18,820	15,478
Accrued liabilities	12,325	9,898
Income taxes payable	1,310	2,729
Total Current Liabilities	44,749	42,250
Long-term debt	69,000	73,500
Deferred income taxes	1,331	2,327
Deferred compensation arrangements	2,146	2,599
Pension and post-retirement obligations	2,122	2,298
Total Liabilities	119,348	122,974
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,225 and 9,091 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	25,035	23,771
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	31,832	23,608
Accumulated other comprehensive (loss) income	(2,900)	624
Total Stockholders’ Equity	53,967	48,003
Total Liabilities and Stockholders’ Equity	$173,315	$170,977

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$65,280	$24,876	$187,784	$75,371
Cost of goods sold	45,668	17,638	132,512	53,075
Gross margin	19,612	7,238	55,272	22,296
Operating costs and expenses:
Selling	2,277	1,132	6,619	3,640
General and administrative	6,172	2,516	19,097	8,098
Engineering and development	3,204	1,718	10,193	5,123
Business development costs	—	596	—	1,235
Relocation costs	—	—	—	234
Amortization of intangible assets	697	83	2,045	252
Total operating costs and expenses	12,350	6,045	37,954	18,582
Operating income	7,262	1,193	17,318	3,714
Other expense (income):
Interest expense	1,607	13	4,895	30
Other expense (income), net	(368)	38	(668)	(58)
Total other expense (income), net	1,239	51	4,227	(28)
Income before income taxes	6,023	1,142	13,091	3,742
Provision for income taxes	(1,908)	(309)	(4,135)	(1,130)
Net income	$4,115	$833	$8,956	$2,612

Foreign currency translation adjustment	(3,214)	806	(3,539)	352
Change in unrealized income on derivatives	113	—	15	—
Comprehensive income	$1,014	$1,639	$5,432	$2,964

Basic earnings per share:
Earnings per share	$0.45	$0.09	$0.98	$0.30
Basic weighted average common shares	9,157	8,807	9,143	8,778
Diluted earnings per share:
Earnings per share	$0.45	$0.09	$0.98	$0.30
Diluted weighted average common shares	9,157	8,807	9,143	8,778

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$8,956	$2,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,382	1,311
Deferred income taxes	993	(175)
Stock compensation expense	1,137	674
Other	2,171	(272)
Changes in operating assets and liabilities:
Trade receivables	(11,520)	(2,510)
Inventories, net	(3,259)	(326)
Prepaid expenses and other assets	(138)	(484)
Accounts payable	4,015	1,796
Income taxes payable	(2,224)	938
Accrued liabilities	2,440	(120)
Net cash provided by operating activities	7,953	3,444

Cash Flows From Investing Activities:
Proceeds from working capital adjustment and other acquisition adjustments	1,399	—
Purchase of property and equipment	(3,153)	(2,055)
Net cash used in investing activities	(1,754)	(2,055)

Cash Flows From Financing Activities:
(Repayments) borrowings on lines-of-credit, net	(2,591)	724
Principal payments of long-term debt	(3,750)	—
Dividends paid to stockholders	(730)	(646)
Stock transactions under employee benefit stock plans	334	414
Net cash (used in) provided by financing activities	(6,737)	492
Effect of foreign exchange rate changes on cash	(566)	45
Net (decrease) increase in cash and cash equivalents	(1,104)	1,926
Cash and cash equivalents at beginning of period	8,371	9,728
Cash and cash equivalents at end of period	$7,267	$11,654

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

Restricted cash

The Company is required to maintain $1,800 restricted cash as collateral in relation to its China credit facilities outstanding with a foreign bank.  As of September 30, 2014, the Company is in the process of refinancing its China credit facilities with a foreign branch of its primary debtor bank.  The restrictions on cash will be released when the refinancing is completed.

Reclassification

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2014 presentation.

2.              ACQUISITIONS

On October 18, 2013, the Company acquired Globe Motors, Inc., a Delaware corporation (“Globe Motors” or “Globe”) from Safran USA, Inc. (the “Seller”), for approximately $90,000 in cash.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Globe Motors is headquartered in Dayton, Ohio, and has manufacturing facilities located in the U.S, Portugal and Mexico.  The initial purchase price of $90,000 was comprised of $4,300 cash paid at closing, as well as funds acquired from the new Credit Agreement and Senior Subordinated Notes (Note 8).  During the first quarter of 2014, the Company received $1,434 from the Seller for a working capital adjustment, reducing the purchase price to $88,566.

The Company accounted for the acquisition pursuant to ASC 805, “Business Combinations.”

The final purchase price allocated to the underlying net assets based on fair value as of the acquisition date is as follows (in thousands):

September 30,
2014
Trade receivables, net	$16,567
Inventories, net	11,142
Prepaid expenses and other assets	2,860
Property, plant and equipment	28,286
Amortizable intangible assets	34,040
Goodwill	14,062
Accounts payable	(10,622)
Accrued liabilities	(7,769)
Net purchase price	$88,566

The purchase price allocation excludes any cash on hand and any debt of Globe Motors.  The purchase price allocation has been revised to reflect the final valuation of intangible assets and the offsetting adjustment to goodwill.

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

Pro forma Condensed Combined Financial Information (Unaudited)

The following presents the Company’s unaudited pro forma financial information for the three and nine months ended September 30, 2013 giving effect to the acquisition of Globe Motors as if it had occurred at January 1, 2013.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; removal of acquisition related transaction costs; removal of certain costs for which Allied Motion would be indemnified by the seller and stock compensation expense related to shares issued to certain executives of Allied Motion as a result of the acquisition.

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Revenues	$60,534	$164,631
Net income	$2,141	$6,047
Diluted net income per share	$0.24	$0.67

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	September 30,	December 31,
	2014	2013
Parts and raw materials	$22,490	$20,649
Work-in-process	3,144	3,369
Finished goods	4,019	4,350
	29,653	28,368
Less reserves	(3,580)	(3,938)
Inventories, net	$26,073	$24,430

4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	September 30,	December 31,
	2014	2013
Land	$631	$654
Building and improvements	9,806	9,748
Machinery, equipment, tools and dies	37,234	40,237
Furniture, fixtures and other	5,378	4,544
	53,049	55,183
Less accumulated depreciation	(16,096)	(15,072)
Property, plant and equipment, net	$36,953	$40,111

Depreciation expense was approximately $1,204 and $395 for the quarters ended September 30, 2014 and 2013, respectively.  Depreciation expense was $3,337 and $1,059 for the nine months ended September 30, 2014 and 2013, respectively.

5.              GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$20,233
Acquisition adjustments	(147)
Effect of foreign currency translation	(475)
Balance as of September 30, 2014	$19,611

The purchase price allocation has been revised to reflect an updated valuation of intangible assets, property, plant and equipment, adjustments to income taxes and the offsetting adjustments to goodwill (Note 2).

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2014			December 31, 2013
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,477	$(5,326)	$29,151	$34,166	$(3,821)	$30,345
Trade name	10 years	4,775	(1,314)	3,461	4,775	(1,012)	3,763
Design and technologies	8 - 10 years	2,526	(1,626)	900	2,730	(1,637)	1,093
Patents		24	(4)	20	24	(3)	21
Total		$41,802	$(8,270)	$33,532	$41,695	$(6,473)	$35,222

Amortization expense for intangible assets was $697 and $83 for the quarters ending September 30, 2014 and 2013, respectively; and $2,045 and $252 for the nine months ended September 30, 2014 and 2013, respectively.

7.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2014, 168,334 shares of unvested restricted stock were awarded with a weighted average value of $11.26.  Of the restricted shares granted, 80,591 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2014:

Number of
Shares
Outstanding at beginning of period	520,195
Awarded	168,334
Vested	(109,048)
Forfeited	(42,141)
Outstanding at end of period	537,340

For the quarters ended September 30, 2014 and 2013, stock compensation expense, net of forfeitures, of $370 and $172 was recorded, respectively.  For the nine months ended September 30, 2014 and 2013, stock compensation expense, net of forfeitures of $1,137 and $674 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

		September 30, 2014	December 31, 2013
Current Borrowings
Revolving Credit Facility (2.2% at September 30, 2014)		$5,000	$7,725
China Credit Facility (6.3% at September 30, 2014)		1,294	1,170
Term Loan, current portion, (2.2% at September 30, 2014)	(1)	6,000	5,250
Current borrowings		$12,294	$14,145

Long-term Debt
Term Loan, noncurrent (2.2% at September 30, 2014)	(1)	$39,000	$43,500
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)		30,000	30,000
Long-term debt		$69,000	$73,500

(1)         The effective rate of the Term Loan including the impact of the related hedges is 2.64%.

Credit Agreement

The Company’s Credit Agreement provides for a $15,000 five-year revolving credit facility and a $50,000 five-year term loan (collectively the “Senior Credit Facilities”).

Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement.  Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.00%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”).

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2014 for the Senior Credit Facilities were $54,000.  At September 30, 2014, there was approximately $10,000 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at September 30, 2014.

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

Other

The Company also has a Credit Facility in China providing credit of approximately $1,550 (Chinese Renminbi (“RMB”) 9,500).  This facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in October 2014.  The average balance for 2014 was $1,310 (RMB 8,100).  At September 30, 2014, there was approximately $250 (RMB 1,550) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9.              DERIVATIVE FINANCIAL INSTRUMENTS

The Company did not use derivative contracts prior to the acquisition of Globe Motors in October, 2013.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine-months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the three and nine months ended September 30, 2014.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $187 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2014 (in thousands):

		September 30, 2014
Derivative Instrument	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$56

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

For the quarter ended		For the quarter ended
September 30, 2014		September 30, 2014
Derivative Instruments	Net deferral in OCI of derivatives (effective portion)	Statement of earnings classification	Net reclassification from AOCI into income (effective portion)
Interest Rate Swaps	$57	Interest expense	$(56)

For the nine months ended		For the nine months ended
September 30, 2014		September 30, 2014
Derivative Instruments	Net deferral in OCI of derivatives (effective portion)	Statement of earnings classification	Net reclassification from AOCI into income (effective portion)
Interest Rate Swaps	$(158)	Interest expense	$(173)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10.       DIVIDENDS PER SHARE

The Company declared and paid a quarterly dividend of $0.025 per share in each of the first, second and third quarters of 2014 and 2013.  Total dividends paid in the first nine months of 2014 and 2013 were $730 and $646, respectively.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues derived from foreign subsidiaries	$19,489	$11,167	$59,653	$33,934

Identifiable assets were $58,488 and $31,480 as of September 30, 2014 and 2013, respectively.

Sales to customers outside of the United States by all subsidiaries were $20,735 and $11,491 during the quarters ended September 30, 2014 and 2013, respectively; and $64,650 and $35,504 for the nine months ended September 30, 2014 and 2013, respectively.

During the three and nine months ended September 30, 2014, three customers accounted for 38% and 35% of total revenues, respectively.  As of September 30, 2014, three customers accounted for 46% of trade receivables.  During the three and nine months ended September 30, 2013, no single customer accounted for more than 10% of total revenues or trade receivables.

12.       Recently Issued Accounting Standards

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, as of the grant date an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

met.  No new disclosures are required under the ASU.  The ASU’s guidance is effective for all entities for reporting periods, including interim periods, beginning after December 15, 2015.  Early adoption is permitted.  In addition, all entities will have the option of applying the guidance either prospectively, only to awards granted or modified on or after the effective date, or retrospectively.  Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented, the earliest presented comparative period.  The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and notes.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the Internationals Financial Reporting Standards.  The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers.  Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption.  The Company has not selected a transition method and is assessing the impact, if any, that the adoption of ASU 2014-09 will have on its consolidated financial statements and notes.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations.  The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and notes.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This ASU requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  The ASU’s guidance is effective for reporting periods, including interim periods, beginning after December 15, 2013.  The Company is assessing the impact, if any, that the adoption of ASU 2013-11 will have on its consolidated financial statements and notes.

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

Amounts in thousands, except per share data

3rd Quarter Overview

Revenues for the quarter ended September 30, 2014 more than doubled from the third quarter of 2013, increasing by 162%.  The increase is primarily due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors, Inc. (“Globe Motors” or “Globe”) during the fourth quarter of 2013.  Sales to Customers both inside and outside of the U.S. increased.

Bookings for the quarter ended September 30, 2014 were $66,739 compared to September 30, 2013 bookings of $25,028.  Backlog as of September 30, 2014 was $80,878 compared to $75,599 as of December 31, 2013.

From a Cash Flow perspective, our cash net of debt position increased by $5,247 from December 31, 2013.  We also declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during the first, second and third quarters of 2014.  Dividends to shareholders for the trailing twelve months were $0.10 per share, or a dividend payout ratio of 9% when compared to the earnings per share of $1.13.

Operating Results

Quarter Ended September 30, 2014 compared to Quarter Ended September 30, 2013

	For the quarter ended		Increase
	September 30,		(decrease)
(in thousands)	2014	2013	$	%
Revenues	$65,280	$24,876	$40,404	162%
Cost of products sold	45,668	17,638	28,030	159%
Gross margin	19,612	7,238	12,374	171%
Gross margin percentage	30%	29%
Operating costs and expenses:
Selling	2,277	1,132	1,145	101%
General and administrative	6,172	2,516	3,656	145%
Engineering and development	3,204	1,718	1,486	86%
Business development costs	—	596	(596)	(100)%
Amortization of intangible assets	697	83	614	740%
Total operating costs and expenses	12,350	6,045	6,305	104%
Operating income	7,262	1,193	6,069	509%
Interest expense	1,607	13	1,594
Other expense (income)	(368)	38	(406)
Total other expense (income)	1,239	51	1,188
Income before income taxes	6,023	1,142	4,881	427%
Provision for income taxes	(1,908)	(309)	(1,599)	517%
Net Income	$4,115	$833	$3,282	394%

NET INCOME AND ADJUSTED NET INCOME:  Net income increased significantly from the third quarter of 2013 to the third quarter of 2014 due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors during the fourth quarter of 2013.  The majority of the sales increase was due to domestic customers.

Adjusted net income for the quarter ended September 30, 2013, was $1,239.  Adjusted diluted earnings per share for the third quarter of 2013 was $0.14.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for the third quarter of 2013 excludes $596 ($406 net of tax) of business development costs.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $9,531 for the third quarter of 2014 compared to $1,633 for the same quarter last year.  Adjusted EBITDA was $9,901 and $2,401 for the third quarter of 2014 and 2013, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  See information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  Overall, the Company experienced revenue increases from the third quarter of 2014 from the third quarter of 2013 in all of our markets, most significantly in the vehicle and aerospace and defense markets.

The 162% increase in sales in the third quarter of 2014 is primarily due to the acquisition of Globe and consists of significant additions to our vehicle and aerospace and defense markets.  The increase is comprised of a 233% increase in sales to US customers and an 81% increase in sales to non-US customers.  68% of our sales for the quarter were to US customers with the remaining 32% of our sales to customers primarily in Europe, Canada and Asia.  Of the increase in revenues, 163% was due to an increase in sales volume for the quarter and (1%) was due to the dollar strengthening against the foreign currencies where we do business, primarily the SEK.

ORDER BACKLOG:  Bookings for the quarter ended September 30, 2014 were $66,739 compared to last year’s bookings of $25,028.  Backlog as of September 30, 2014 was $80,878 compared to $27,476 as of September 30, 2013.  The increases in both bookings and backlog in 2014 is primarily the result of the acquisition of Globe.

GROSS MARGIN:  Gross margin as a percentage of revenues was 30% and 29% for the quarters ended September 30, 2014 and 2013, respectively.

SELLING EXPENSES:  Selling expenses increased in the third quarter of 2014 with the addition of Globe.  However, selling expenses as a percentage of revenues were 3% and 5% in the third quarter of 2014 and 2013, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 145% in third quarter 2014 from third quarter 2013 primarily due to the addition of Globe.  As a percentage of revenues, general and administrative expenses were 9% and 10% for the quarters ended September 30, 2014 and 2013, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 86% in the third quarter of 2014 compared to the same quarter last year due to the addition of Globe.  As a percentage of revenues, engineering and development expenses were 5% and 7% for the third quarter of 2014 and 2013, respectively.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $596 of business development costs during the third quarter of 2013 related to the acquisition of Globe.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was $697 in the quarter ended September 30, 2014 compared to $83 for the same quarter last year.  The increase is the result of amortization for Globe’s intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 32% and 27% for the quarters ended September 30, 2014 and 2013, respectively.  The effective rate is higher than the same quarter of last year primarily due to the impact of increased US revenues that are typically taxed at higher rates.

Nine months Ended September 30, 2014 compared to Nine months Ended September 30, 2013

	For the nine months ended		Increase
	September 30,		(decrease)
(in thousands)	2014	2013	$	%
Revenues	$187,784	$75,371	$112,413	149%
Cost of products sold	132,512	53,075	79,437	150%
Gross margin	55,272	22,296	32,976	148%
Gross margin percentage	29%	30%
Operating costs and expenses:
Selling	6,619	3,640	2,979	82%
General and administrative	19,097	8,098	10,999	136%
Engineering and development	10,193	5,123	5,070	99%
Business development costs	—	1,235	(1,235)	(100)%
Relocation costs	—	234	(234)	(100)%
Amortization of intangible assets	2,045	252	1,793	712%
Total operating costs and expenses	37,954	18,582	19,372	104%
Operating income	17,318	3,714	13,604	366%
Interest expense	4,895	30	4,865
Other income	(668)	(58)	(610)
Total other expense (income)	4,227	(28)	4,255
Income before income taxes	13,091	3,742	9,349	250%
Provision for income taxes	(4,135)	(1,130)	(3,005)	266%
Net Income	$8,956	$2,612	$6,344	243%

NET INCOME AND ADJUSTED NET INCOME:  Net income increased from 2013 to 2014 primarily due to increased profit contribution from the Globe acquisition.  Globe is included in our results as of October 18, 2013.

Adjusted net income for the nine months ended September 30, 2013 was $3,611.  Adjusted diluted earnings per share for the first nine months of 2013 was $0.41.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for the first nine months of 2013 excludes $1,235 ($840 net of tax) of business development costs and $234 ($159 net of tax) in expenses related to the move of our corporate offices (including staff) to Amherst, NY.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA: EBITDA was $23,368 for the nine months ended September 30, 2014 compared to $5,083 for the same period last year.  Adjusted EBITDA was $24,505 and $7,226 for the nine months ended September 30, 2014 and 2013, respectively.  EBITDA and Adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA excludes stock compensation expense and certain other items.  See information included in “Non - GAAP measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES: Overall, the Company experienced revenue increases for the year-to-date 2014 from 2013 in all of our markets, most significantly in the vehicle and aerospace and defense markets.

The 149% increase in sales in the nine months ended September 30, 2014 is primarily due to the acquisition of Globe and consists of significant additions to our vehicle and aerospace and defense markets.  The increase is comprised of a 209% increase in sales to US customers and an 82% increase in sales to non-US customers.  66% of our sales for the year to date were to US customers with the remaining 34% of our sales to customers primarily in Europe, Canada and Asia.  The increase in revenues was due to an increase in sales volume with the impact of foreign currencies being nominal for the year to date.

ORDER BACKLOG:  Bookings for the nine months ended September 30, 2014 were $194,607 compared to last year’s bookings of $69,475.  The increase in bookings in 2014 is primarily the result of the acquisition of Globe.

GROSS MARGIN:  Gross margin as a percentage of revenues was 29% and 30% for the nine months ended September 30, 2014 and 2013, respectively.  The decline in margin is primarily due to the acquisition of Globe along with changes in sales mix (increased portion of sales of lower margin business offset partially by a decreased proportion of sales in higher margin business).

SELLING EXPENSES:  Selling expenses increased in the nine months ended September 30, 2014 primary due to the addition of Globe.  However, selling expenses as a percentage of revenues were 4% and 5% in the nine months ended September 30, 2014 and 2013, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 136% in the nine months ended September 30, 2014 from the same period in 2013 due to the addition of Globe, combined with increased incentive compensation.  As a percentage of revenues, general and administrative expenses were 10% and 11% for the periods ended September 30, 2014 and 2013, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 99% in the nine months ended September 30, 2014 compared to the same period in 2013 due to the addition of Globe.  As a percentage of revenues, engineering and development expenses were 5% and 7% for the nine months ended September 30, 2014 and 2013, respectively.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $1,235 of business development costs during the nine months ended September 30, 2013 related to the acquisition of Globe.

RELOCATION COSTS:  The Company incurred $234 of relocation costs during the nine months ended September 30, 2013 for the move of the Company’s corporate office and personnel to Amherst, New York.  This relocation occurred and was completed in the third quarter of 2013.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was $2,045 in the nine months ended September 30, 2014 compared to $252 for the same period in 2013.  The increase is the result of amortization for Globe’s intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 32% and 30% for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$4,115	$833	$8,956	$2,612
Interest expense	1,607	13	4,895	30
Provision for income tax	1,908	309	4,135	1,130
Depreciation and amortization	1,901	478	5,382	1,311
EBITDA	9,531	1,633	23,368	5,083
Stock compensation expense	370	172	1,137	674
Relocation costs	—	—	—	234
Business development costs	—	596	—	1,235
Adjusted EBITDA	$9,901	$2,401	$24,505	$7,226

Allied Motion’s management uses Adjusted net income to assess the Company’s consolidated financial and operating performance.  This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.  Adjusted net income provides management with a measure of financial performance of the Company based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain items from the Company’s operating results.  Adjusted net income is a key metric used by senior management and the Company’s board of directors to review the consolidated financial performance of the business.  This measure, as used by Allied Motion in past quarters adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income	$4,115	$833	$8,956	$2,612
Non-GAAP adjustments, net of tax
Relocation costs	—	—	—	159
Business development costs	—	406	—	840
Adjusted net income	$4,115	$1,239	$8,956	$3,611

Per Share Amounts
Adjusted diluted earnings per share	$0.45	$0.14	$0.98	$0.41
Diluted weighted average common shares	9,157	8,807	9,143	8,778

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $1,104, to a balance of $7,267 at September 30, 2014 from December 30, 2013.  Our restricted cash balance of $1,800 at September 30, 2014 did not change from December 31, 2013.

During the nine months ended September 30, 2014, operations provided $7,953 in cash compared to $3,444 of cash provided during the same period of 2013.  The increase in cash provided is primarily due to the higher level of earnings, partially offset by an increase in working capital needs.  The decrease in income taxes payable reflects a tax payment of $2,656 during the quarter related to the Globe acquisition.

Net cash used in investing activities was $1,754 for the nine months ended September 30, 2014 compared to $2,055 of cash used for the same period of 2013.  The decrease in cash used is due to the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014 offset by an increase of $1,098 for property and equipment purchases during 2014.  For the nine months ended September 30, 2014, purchases of property and equipment were $3,153 compared to $2,055 for the same period of last year.

Net cash used for financing activities was $6,737 for the nine months ended September 30, 2014 compared to cash provided of $492 for the same period last year.  The decrease in 2014 is primarily due to payments on our long-term debt.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at September 30, 2014.

As of September 30, 2014, the amount available to borrow under the Company’s Credit Agreement was approximately $10,000.

During the three months ended September 30, 2014, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

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

Recently Issued Accounting Standards

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, as of the grant date an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met.  No new disclosures are required under the ASU.  The ASU’s guidance is effective for us for reporting periods, including interim periods, beginning after December 15, 2015.  Early adoption is permitted.  In addition, we will have the option of applying the guidance either prospectively, only to awards granted or modified on or after the effective date, or retrospectively.  Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented, the earliest presented comparative period.  We do not expect our adoption of this new standard to have a material impact on our consolidated financial statements and notes.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the Internationals Financial Reporting Standards.  The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers.  Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  The amendments in this ASU are effective for us for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  We can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption.  We have not selected a transition method and are assessing the impact, if any, that the adoption of ASU 2014-09 will have on our consolidated financial statements and notes.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations.  The standard is effective for us prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted.  We do not expect our adoption of this new standard to have a material impact on our consolidated financial statements and notes.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This ASU requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  The ASU’s guidance is effective for us for reporting periods, including interim periods, beginning after December 15, 2013.  The Company is assessing the impact, if any, that the adoption of ASU 2013-11 will have on our consolidated financial statements and notes.

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2014	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer