Form 10-K
period 2014-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2015-03-12
CIK 46129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number: 0-04041

ALLIED MOTION TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0518115 (I.R.S. Employer Identification No.)
495 Commerce Drive, Amherst, New York (Address of principal executive offices)	14228 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $99,728,741.

        Number of shares of the only class of Common Stock outstanding: 9,212,847 as of March 12, 2015

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated into Part III.

Explanatory Note

        The registrant previously reported as a smaller reporting company, but is transitioning to accelerated filer status effective as of December 31, 2014. Pursuant to applicable SEC guidance, the registrant is using scaled disclosure applicable to a smaller reporting company for this Annual Report on Form 10-K.

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

MARKETS and APPLICATIONS:

        Examples of markets and applications using Allied Motion technologies and products include the following:

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

        Electronics:    products are used in the handling, inspection, and testing of components and final products such as PC's, gaming equipment and cell phones, high definition printers; tunable lasers and spectrum analyzers for the fiber optic industry; test and processing equipment for the semiconductor industry, etc.

        Industrial and Commercial:    factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, etc.

SALES, SUPPORT and TECHNOLOGY UNITS:

        Allied Motion's "One Team" approach to the market includes Sales Units, Solution Centers and Technology Units (TUs) all working together to provide innovative motion solutions and create value for its customers.

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

        China Solution Center—Changzhou, China

        European Solution Center—Stockholm, Sweden

        North American Solution Center—Amherst, New York, USA

  Allied Motion Technology Units:

        Allied Motion has several Technology Units where products are designed and developed, and in some cases, also produced. The locations of the TUs, including a brief description and capabilities at each, are as follows:

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

Sales to Large Customers

        During the year ended December 31, 2014, three customers accounted for 35% of total revenues. During the year ended December 31, 2013, no single customer accounted for more than 10% of total revenues.

Sales Backlog

        Backlog as of December 31, 2014 was $75,065 compared to $75,599 as of December 31, 2013.

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

Engineering and Development Activities

        The Company's expenditures on engineering and development for the years ended December 31, 2014 and 2013 were $13,881 and $7,931, respectively. Of these expenditures, no material amounts were charged directly to customers, although the Company does charge some customers non-recurring engineering (NRE) charges for custom engineering that is required to develop products that meet the customer's specification.

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

Employees

        At December 31, 2014 the Company had approximately 977 full-time employees.

Available Information

        The Company maintains a website at www.alliedmotion.com. The Company makes available, free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

        The Company has adopted a Code of Ethics for its chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs. The Company has also adopted a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on the Company's website. The Company intends to disclose on its website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 495 Commerce Drive, Suite 3, Amherst, NY 14228-2313, Attention: Secretary.

Item 2.    Properties.

        As of December 31, 2014, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Changzhou, China	30,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facility	Oakville, Ontario, Canada	2,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	52,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Allied Motion's common stock is traded on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company's transfer agent of the Company's common stock as of the close of business on March 12, 2015 was 452. The following table sets forth, for the periods indicated, the high and low prices of the Company's common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
Year ended December 31, 2014	High	Low	Dividends
Fourth Quarter	$25.16	$11.55	$0.025
Third Quarter	$17.85	$12.00	$0.025
Second Quarter	$16.48	$10.89	$0.025
First Quarter	$14.17	$10.50	$0.025

Year ended December 31, 2013	High	Low	Dividends
Fourth Quarter	$12.85	$7.99	$0.025
Third Quarter	$8.98	$6.64	$0.025
Second Quarter	$7.16	$6.46	$0.025
First Quarter	$7.24	$6.50	$0.025

Equity Compensation Plan Information

        The following table shows the equity compensation plan information of the Company at December 31, 2014:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	760,800

Item 6.    Selected Financial Data.

        The following tables summarize data from the Company's financial statements for the fiscal years 2010 through 2014; the Company's complete annual financial statements and notes thereto for the current fiscal year appear in Item 8 herein.

	For the year ended December 31,
Statements of Operations Data	2014	2013	2012	2011	2010
	In thousands (except per share data)
Revenues	$249,682	$125,502	$101,968	$110,941	$80,591

Net income	$13,860	$3,953	$5,397	$6,967	$3,585

Diluted earnings per share	$1.51	$0.45	$0.63	$0.81	$0.45

	December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
	In thousands
Total assets	$165,640	$170,977	$60,967	$58,687	$51,006

Total current and long-term debt	$74,848	$87,645	$397	$157	$795

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Amounts in thousands, except per share data

Overview of 2014

        Revenues for the year 2014 increased by 99% from 2013, to $249,682. The increase is primarily due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors, Inc. ("Globe") during the fourth quarter of 2013. Sales to customers both inside and outside of the U.S. increased. Sales increased 130% to US customers and 58% to non-US customers.

        Orders for 2014 were $251,527 compared to 2013's orders of $121,133, a 108% increase, resulting from the acquisition of Globe. Backlog as of December 31, 2014 was $75,065 compared to $75,599 as of December 31, 2013, a 0.7% decrease.

        Net income was $13,860 for 2014, or $1.51 per diluted share, compared to $3,953, or $0.45 per diluted share for 2013. Including the results of Globe Motors from October 18, 2013 and excluding non-recurring items, we generated adjusted net income for the year ended December 31, 2013 of $5,413 or $.61 per diluted share. Gross profit increased by $36,904 during 2014 and Operating Expenses increased by $19,812 primarily due to the addition of a full year of Globe operations.

        We experienced increases in all of our markets during 2014 except for electronics, which was flat with 2013. The primary market increases were 213% in aerospace and defense and 163% in vehicle. As a company, we are well diversified and not dependent on any one specific market which we believe provides us with some protection during an economic decline.

        From a Cash Flow perspective, our debt net of cash improved $15,739, to $61,735 at December 31, 2014 from $77,474 at December 31, 2013 (including restricted cash of $1,800). We also continued a quarterly dividend program in 2014, providing $0.10 per share in dividends to shareholders, or a dividend payout ratio of 7% when compared to the earnings per share of $1.51 in 2014. During 2014 we invested in capital equipment to: expand our production capacity in the US to support our vehicles market; a move of facilities in the Netherlands; and the continuing transition to the Company's new ERP system.

Our Strategy

        We have a long-term growth strategy at Allied Motion and we will remain focused on meeting the long term goals of the Company. We have set growth targets for our Company and we will align and focus our resources to meet those targets. First and foremost, we invest in our people as we believe that attracting and retaining the right people is the most important element in our strategy. The right people will lead us to the right markets, the right customers, the right technologies, the right solutions and the right products.

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

Outlook for 2015

        In 2015, we will continue to focus on leveraging the growth synergies as provided by the Globe acquisition in late 2013 to expand our business in our served market segments. In addition, we will concentrate on executing the Critical Issues as defined by our strategy, developed in late 2014. The Critical Issues from that strategy include:

  1)
  Creating an effective corporate structure to leverage the resources and capabilities of the combined entity

  2)
  Implement a new ERP system to provide the infrastructure necessary to support the planned growth of the company

  3)
  Implement a new/integrated website to better meet the needs of our current business environment

  4)
  Plan and implement a structured approach to identify the requirements of our target markets and to create and implement solutions to ensure we meet the requirements of those markets

  5)
  Through the continued enhancement and development of our Operational Effectiveness Team, implement AST to drive continuous improvement in all areas of our business

        Allied Motion is an "Applied Technology/Know-How Motion Company" and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to "Create Motion Solutions that Change the Game" and to meet the emerging needs of our customers in our served market segments. In support of our sales efforts, our Solution Centers are coming on line nicely and are providing the support required to sell and support multi-technology solutions. We anticipate that our investment in these key resources will help drive our growth now and in the future and we plan to continue investing in these resources during 2015.

        In China, we have installed a state-of-the-art production line that will "Change the Game" and provide us with the capability to meet the demands of our existing customers and new potential customers within China as well. We believe that the opportunity for increasing sales in China will be best met by having a strong presence directly in the country. Additionally, the company has well capitalized production facilities in Portugal and Mexico that provide us with the ability to meet the stringent quality requirements of our served target markets. Our global production footprint provides us with the opportunity to be a good value proposition and supplier for Global companies who require support around the world.

        We expect that internal Cash Flow from our operations, as well as financing available through lenders will continue to fund our growth opportunities. We will continue our dividend program as we believe that our cash flows can support our growth initiatives and also reward our shareholders at the same time.

        We will emphasize Gross Margin improvement through both cost improvements and through the sale of more complete Motion Control systems. We made good progress in the last few years in transforming the company from a component supplier to a more complete solutions provider and these efforts will continue well into the future.

        Further development and promotion of our parent brand, Allied Motion, will continue in 2015. A global structure has been defined and we intend to use that to our advantage in the marketplace.

        Last but not least, we are taking our commitment to AST to a new level as we have invested in additional resources as part of our Operational Excellence Team. As always, we will continuously utilize AST to improve efficiencies and eliminate waste throughout our Company. AST is critical to and helps create the path to success in all regions of the world.

Operating Results

Amounts in thousands, except per share data

Year 2014 compared to 2013

	For the year ended December 31,		Increase (decrease)
(in thousands)	2014	2013	$	%
Revenues	$249,682	$125,502	$124,180	99%
Cost of goods sold	176,256	88,980	87,276	98%

Gross margin	73,426	36,522	36,904	101%
Gross margin percentage	29%	29%
Operating costs and expenses:
Selling	8,709	5,513	3,196	58%
General and administrative	23,972	13,048	10,924	84%
Engineering and development	13,881	7,931	5,950	75%
Business development	—	1,913	(1,913)	(100)%
Relocation costs	—	234	(234)	(100)%
Amortization of intangible assets	2,714	825	1,889	229%

Total operating costs and expenses	49,276	29,464	19,812	67%

Operating income	24,150	7,058	17,092	242%
Interest expense	6,435	1,445	4,990	345%
Other income	(908)	(168)	(740)	440%

Total other expense (income)	5,527	1,277	4,250	333%
Income before income taxes	18,623	5,781	12,842	222%
Provision for income taxes	(4,763)	(1,828)	(2,935)	161%

Net Income	$13,860	$3,953	$9,907	251%

        NET INCOME AND ADJUSTED NET INCOME:    Net income increased significantly in 2014 from 2013 due to higher sales in vehicle and aerospace and defense markets resulting from the acquisition of Globe Motors during the fourth quarter of 2013. The majority of the sales increase was due to domestic customers.

        Adjusted net income for the year ended December 31, 2013, was $5,413. Adjusted diluted earnings per share for 2013 was $0.61. Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements. Adjusted net income for 2013 excludes $1,913 ($1,301 net of tax) of business development costs and $234 ($159 net of tax) in moving costs to relocate our corporate office. See information included in "Non-GAAP Measures" below for a reconciliation of net income to Adjusted net income.

        EBITDA and ADJUSTED EBITDA:    EBITDA was $32,325 and $10,139 for 2014 and 2013, respectively. Adjusted EBITDA was $33,866 for 2014 compared to $13,213 for 2013. EBITDA and adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. See information included in "Non-GAAP Measures" below for a reconciliation of net income to EBITDA and adjusted EBITDA.

        REVENUES:    Overall, the Company experienced significant growth in sales for the year 2014 from 2013.

        The 99% increase in revenues in 2014 is primarily due to the acquisition of Globe and consists of significant growth in our vehicle and aerospace and defense markets. 66% of our sales for the year were to US customers with the remaining 34% of our sales to customers primarily in Europe, Canada and Asia. Sales from our US TUs increased 122% and sales from our foreign TUs increased 65%. The change in revenues was comprised of a 101% increase in sales volume for the year combined with a 2% decrease due to the dollar strengthening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

        BACKLOG:    The significant increase in orders in 2014 from 2013 relates primarily to the addition of Globe, which contributed 94% of the growth.

        GROSS MARGIN:    Gross margin as a percentage of revenues was 29% for both 2014 and 2013, respectively.

        SELLING EXPENSES:    The 58% increase in 2014 is primarily due to the acquisition of Globe. However, selling expenses as a percentage of revenues declined to 3% for 2014 from 4% for 2013.

        GENERAL AND ADMINISTRATIVE EXPENSES:    General and administrative expenses increased by 84% primarily as a result of the addition of Globe, incentive compensation, and consulting and depreciation expenses related to our ERP implementation. As a percentage of sales, general and administrative expenses were 10% for both 2014 and 2013.

        ENGINEERING AND DEVELOPMENT EXPENSES:    Engineering and development expenses increased by 75% in 2014 due to the addition of Globe. As a percentage of revenues, engineering and development expenses were 6% for both 2014 and 2013.

        BUSINESS DEVELOPMENT COSTS:    The Company incurred $1,913 of business development costs during 2013 related to the acquisition of Globe.

        RELOCATION COSTS:    The Company incurred $234 of relocation costs during 2013 for the move of the Company's corporate office and personnel to Amherst, New York. This relocation occurred and was completed in the third quarter of 2013.

        AMORTIZATION OF INTANGIBLE ASSETS:    The 229% increase is the result of amortization for Globe's intangible assets.

        INCOME TAXES:    The effective income tax rate as a percentage of income before income taxes was 25.6% and 31.6% in 2014 and 2013, respectively. The effective tax rate for 2014 and 2013 is lower than the statutory rate primarily due to differences in state and foreign tax rates. The effective rate for 2014 is lower than 2013 primarily due to the effect of a reduction in our valuation allowance on foreign net operating losses.

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

        We also believe that Adjusted EBITDA provides helpful information about the operating performance of a business. Adjusted EBITDA excludes stock compensation expense, as well as certain other items. Other items are either income or expenses which do not occur regularly as part of the normal activities of the Company. We consider these items to be of significance in nature and/or size, and accordingly, have excluded these items from Adjusted EBITDA.

        EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

        The Company's calculation of EBITDA and Adjusted EBITDA for 2014 and 2013 is as follows (in thousands):

	For the year ended December 31,
	2014	2013
Net income as reported	$13,860	$3,953
Interest expense	6,435	1,445
Provision for income tax	4,763	1,828
Depreciation and amortization	7,267	2,913

EBITDA	32,325	10,139
Stock compensation expense	1,541	927
Relocation costs	—	234
Business development costs	—	1,913

Adjusted EBITDA	$33,866	$13,213

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

        The Company's calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2014 and 2013 is as follows (in thousands):

	For the year ended December 31,
Adjusted Net Income Reconciliation (in thousands)	2014	2013
Net income as reported	$13,860	$3,953
Non-GAAP adjustments, net of tax
Relocation costs	—	159
Business development costs	—	1,301

Non-GAAP adjusted net income	$13,860	$5,413

Per Share Amounts
Non-GAAP adjusted net income per share (diluted)	$1.51	$0.61

Diluted weighted average common shares	9,165	8,840

Liquidity and Capital Resources (in thousands)

        The Company's liquidity position as measured by cash and cash equivalents increased by $2,942, to a balance of $13,113 at December 31, 2014 from $10,171 at December 31, 2013 (including $1,800 of restricted cash).

        The balance in restricted cash of $1,800 at December 31, 2013 was reduced to $0 during the fourth quarter of 2014 due to the completion of the China Facility refinancing (refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements).

        During 2014, operations provided $20,296 in cash compared to $10,779 of cash provided during 2013. The increase in cash provided is primarily due to the higher level of earnings, partially offset by an increase in working capital needs. The decrease in income taxes payable reflects a tax payment of $2,656 during the third quarter of 2014 related to the Globe acquisition.

        Net cash used in investing activities was $2,649 for 2014 compared to $94,694 of cash used for 2013. The net decrease of $92,045 in cash used is primarily due to the $90,000 paid for the acquisition of Globe Motors in 2013, along with the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014. During 2014, purchases of property and equipment were $4,046 compared to $3,087 for 2013.

        Net cash used in financing activities was $11,610 for 2014 compared to cash provided of $82,609 for 2013.

        During the fourth quarter of 2013, we entered into a Credit Agreement that includes a Revolving Credit Facility ("Revolver") for up to $15,000 and a Term Loan of $50,000. We also entered into a long term Note Agreement for $30,000. Borrowings under these agreements facilitated the acquisition of Globe (refer to Note 6 of the Notes to Consolidated Financial Statements). At December 31, 2013, we had $86,475 in obligations under these agreements, comprised of $7,725 of revolver borrowings and $78,750 under the Term Loan and the Note Agreement.

        During 2014, we made payments of $12,975 for these obligations, $7,725 to completely pay the Revolver and the remaining $5,250 for the Term Loan. At December 31, 2014, we had $73,500 in obligations under these agreements.

        The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures. The Company was in compliance with all covenants at December 31, 2014.

        As of December 31, 2014, the amount available to borrow under the Credit Agreement was $15,000.

        The average China Facility balance during 2014 was $1,310 (RMB 8,100). At December 31, 2014, there was approximately $605 (RMB 3,700) available under the facility.

        During the year ended December 31, 2014, the Company paid dividends of $0.10 per share. The Company's working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

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

Recent Accounting Pronouncements

        In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), Securities and Exchange Commission ("SEC"), Emerging Issues Task Force ("EITF") or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Allied Motion Technologies Inc.

        We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLLP
March 12, 2015 Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$13,113	$8,371
Restricted cash	—	1,800
Trade receivables, net of allowance for doubtful accounts of $367 and $802 at December 31, 2014 and 2013, respectively	27,745	27,123
Inventories, net	25,371	24,430
Deferred income taxes	1,888	2,961
Prepaid expenses and other assets	2,667	2,602

Total Current Assets	70,784	67,287
Property, plant and equipment, net	37,041	40,111
Deferred income taxes	2,723	3,246
Intangible assets, net	32,791	35,222
Goodwill	18,303	20,233
Other long term assets	3,998	4,878

Total Assets	$165,640	$170,977

Liabilities and Stockholders' Equity
Current Liabilities:
Debt obligations	7,723	14,145
Accounts payable	15,510	15,478
Accrued liabilities	12,330	9,898
Income taxes payable	393	2,729

Total Current Liabilities	35,956	42,250
Long-term debt	67,125	73,500
Deferred income taxes	1,299	2,327
Deferred compensation arrangements	2,167	2,599
Pension and post-retirement obligations	3,142	2,298

Total Liabilities	109,689	122,974
Commitments and Contingencies
Stockholders' Equity:
Common stock, no par value, authorized 50,000 shares; 9,213 and 9,091 shares issued and outstanding at December 31, 2014 and 2013, respectively	25,129	23,771
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	36,505	23,608
Accumulated other comprehensive income (loss)	(5,683)	624

Total Stockholders' Equity	55,951	48,003

Total Liabilities and Stockholders' Equity	$165,640	$170,977

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31, 2014	December 31, 2013
Revenues	$249,682	$125,502
Cost of goods sold	176,256	88,980

Gross margin	73,426	36,522
Operating costs and expenses:
Selling	8,709	5,513
General and administrative	23,972	13,048
Engineering and development	13,881	7,931
Business development	—	1,913
Relocation	—	234
Amortization of intangible assets	2,714	825

Total operating costs and expenses	49,276	29,464
Operating income	24,150	7,058
Other expense (income):
Interest expense	6,435	1,445
Other expense (income), net	(908)	(168)

Total other expense (income) , net	5,527	1,277

Income before income taxes	18,623	5,781
Provision for income taxes	(4,763)	(1,828)

Net income	$13,860	$3,953

Basic earnings per share:
Earnings per share	$1.52	$0.45

Basic weighted average common shares	9,145	8,833

Diluted earnings per share:
Earnings per share	$1.51	$0.45

Diluted weighted average common shares	9,165	8,840

Net income	$13,860	$3,953

Other comprehensive income:
Foreign currency translation adjustment	(5,601)	652
Change in accumulated income (loss) on derivatives	(43)	41
Pension adjustments(1)	(663)	854

Comprehensive income	$7,553	$5,500

(1)
Net of tax of ($460) and $480 for the periods ending December 31, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholder's Equity
Balances, December 31, 2012	8,631	$23,474	$(927)	$20,528	$121	$—	$(1,044)	$42,152

Stock transactions under employee benefit stock plans	61	420						420
Issuance of restricted stock, net of forfeitures	399	3,141	(3,264)					(123)
Stock compensation expense			927					927
Comprehensive income					652	41	1,334	2,027
Tax effect							(480)	(480)
Net income				3,953				3,953
Dividends to Stockholders				(873)				(873)

Balances, December 31, 2013	9,091	$27,035	$(3,264)	$23,608	$773	$41	$(190)	$48,003

Stock transactions under employee benefit stock plans	30	344						344
Issuance of restricted stock, net of forfeitures	92	1,074	(1,601)					(527)
Stock compensation expense			1,541					1,541
Comprehensive income loss					(5,601)	(43)	(1,123)	(6,767)
Tax effect							460	460
Net income				13,860				13,860
Dividends to Stockholders				(963)				(963)

Balances, December 31, 2014	9,213	$28,453	$(3,324)	$36,505	$(4,828)	$(2)	$(853)	$55,951

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net income	$13,860	$3,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,267	2,913
Deferred income taxes	1,208	90
Provision for doubtful accounts	473	158
Provision for excess and obsolete inventory	753	105
Provision for warranty	234	175
Restricted Stock Compensation	1,541	927
Other	429	(385)
Changes in operating assets and liabilities, excluding changes due to acquisition:
(Increase) decrease in trade receivables, net	(2,504)	196
(Increase) decrease in inventories	(2,864)	1,763
(Increase) decrease in prepaid expenses and other	194	(561)
Increase (decrease) in accounts payable	752	558
Increase (decrease) in accrued liabilities and other	2,322	(617)
Increase (decrease) in income taxes payable	(3,369)	1,504

Net cash provided by operating activities	20,296	10,779
Cash Flows From Investing Activities:
Proceeds from working capital adjustment and (consideration paid for acquisition, net of cash acquired)	1,397	(91,607)
Purchase of property and equipment	(4,046)	(3,087)

Net cash used in investing activities	(2,649)	(94,694)
Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(7,541)	8,475
Principal payments of long-term debt	(5,250)	(1,250)
Proceeds from issuance of long-term debt	—	80,000
Change in restricted cash obligations	1,800	(1,800)
Payment of debt issuance costs	—	(2,377)
Dividends paid to stockholders	(963)	(873)
Stock transactions under employee benefit stock plans	344	434

Net cash (used in) provided by financing activities	(11,610)	82,609
Effect of foreign exchange rate changes on cash	(1,295)	(51)

Net increase in cash and cash equivalents	4,742	(1,357)
Cash and cash equivalents at beginning of period	8,371	9,728

Cash and cash equivalents at end of period	13,113	8,371

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$6,014	$1,326
Income taxes	$5,921	$1,099

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

        We account for acquisitions in accordance with ASC No. 805, "Business Combinations." Accordingly, we record net assets acquired and liabilities assumed at their fair values. The operating results for Globe Motors, Inc. (Note 2.) are included in the consolidated statements of income and comprehensive income for the year ended December 31, 2013 from October 18, 2013, the date of acquisition.

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

        Activity in the allowance for doubtful accounts for 2014 and 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance	$802	$177
Allowance for doubtful accounts acquired	—	460
Additional reserves	473	158
Writeoffs	(882)	1
Effect of foreign currency translation	(26)	6

Ending balance	$367	$802

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2014	December 31, 2013
Parts and raw materials	$21,573	$20,649
Work-in-process	2,924	3,369
Finished goods	4,403	4,350

	28,900	28,368
Less reserves	(3,529)	(3,938)

Inventories, net	$25,371	$24,430

        The Company recorded provisions for excess and obsolete inventories of approximately $753 and $105, for 2014 and 2013, respectively.

Property, Plant and Equipment

        Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2014	December 31, 2013
Land		$996	$654
Building and improvements	5 - 39 years	9,324	9,748
Machinery, equipment, tools and dies	3 - 15 years	37,426	40,237
Furniture, fixtures and other	3 - 10 years	6,778	4,544

		54,524	55,183
Less accumulated depreciation		(17,483)	(15,072)

Property, plant and equipment, net		$37,041	$40,111

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

        Depreciation expense was approximately $4,553 and $2,088 in 2014 and 2013, respectively.

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

        Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. The Company has defined one reporting unit that is the same as its operating segment. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test.

        The first step of the quantitative test compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is a potential impairment and the second step must be performed. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, the excess is required to be recorded as an impairment charge.

        The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if it had been acquired in a business combination. The Company has elected to perform the annual impairment assessment for goodwill each year in the fourth quarter.

        At October 31, 2014, we performed our annual assessment of fair value and concluded that there was no impairment related to goodwill. The Company did not record any impairment charges for the twelve months ended December 31, 2014 and 2013.

Other Long-term Assets

        Other long-term assets include securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company as well as deferred finance costs. These items are accounted for at fair value on a recurring basis. Any changes in value are included in Net Income in the Company's consolidated statements of income and comprehensive income.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty

        The Company offers warranty coverage for its products. The length of the warranty period for its products varies significantly based on the product being sold. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale. Changes in the Company's reserve for product warranty claims during 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Warranty reserve at beginning of the year	$629	$551
Warranty reserves acquired	—	429
Provision	234	175
Warranty expenditures	(40)	(529)
Effect of foreign currency translation	(37)	3

Warranty reserve at end of year	$786	$629

        In 2012, $342 was recorded as part of the warranty provision to cover the expected costs of replacing certain products in the field due to an incorrect electronic component in a printed circuit board supplied by one of the Company's sub-contract suppliers. In 2013, $44 of additional provision was recorded, and $367 of warranty expenditures were incurred related to this issue resulting in a reserve balance of $30 net of the effect of foreign currency translation. In 2014, the remaining material was scrapped and the reserve was reduced to $0.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Compensation and fringe benefits	$9,696	$6,721
Warranty reserve	786	629
Other accrued expenses	1,848	2,548

	$12,330	$9,898

Foreign Currency Translation

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries' functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in other comprehensive income, a component of stockholders' equity in the accompanying consolidated statements of stockholders' equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the Technology Units ("TUs") are included in the results of operations as incurred.

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

Basic and Diluted Income per Share

        Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of outstanding awards was 20,000 and 7,000 shares for the years 2014 and 2013, respectively. No stock awards were excluded from the calculation of diluted income per share for years 2014 and 2013.

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

        The following table presents the Company's financial assets that are accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,095	$—	$—
Other long term assets	2,162	—	—
Interest rate swaps	—	(2)	—

	December 31, 2013
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,847	$—	$—
Other long term assets	2,595	—	—
Interest rate swaps	—	41	—

Derivative Financial Instruments

        FASB ASC 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

        The guidance in "Income Taxes" requires that realization of an uncertain income tax position must have a "more likely than not" probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions. The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Income tax related interest and penalties recognized in 2014 and 2013 are immaterial.

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

Concentration of Credit Risk

        Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers' financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary. Three customers made up 41% and 42% of trade receivables as of December 31, 2014 and 2013, respectively.

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

Restricted cash

        The Company refinanced its Credit Facility in China ("China Facility") during the fourth quarter of 2014 (Note 6.). Prior to that, the Company was required to maintain $1,800 restricted cash as collateral in relation to its old China credit facilities outstanding with a foreign bank. As of December 31, 2014, the refinancing was complete and there are no remaining restrictions to cash.

Reclassifications

        Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2014 presentation.

Recently Issued Accounting Standards

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern: Disclosures about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and notes.

        In June 2014, the FASB issued ASU No. 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, as of the grant date an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU's guidance is effective for all entities for reporting periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively, only to awards granted or modified on or after the effective date, or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented, the earliest presented comparative period. The

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and notes.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. The Company has not selected a transition method and is assessing the impact, if any, that the adoption of ASU 2014-09 will have on its consolidated financial statements and notes.

        In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and notes.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The ASU's guidance is effective for reporting periods, including interim periods, beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014. The adoption of this amendment does not have a material impact on the Company's consolidated financial statements and notes.

2. ACQUISITIONS

        On August 22, 2013, Allied Motion Technologies Inc. ("Allied Motion") entered into a Stock Purchase Agreement (the "Purchase Agreement") to purchase all of the outstanding equity interests of Globe Motors, Inc., a Delaware corporation ("Globe Motors" or "Globe") from Safran USA, Inc. (the "Seller"), for approximately $90,000 in cash. The acquisition closed on October 18, 2013.

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

        The Company incurred $1,913 of transaction costs related to the acquisition of Globe Motors. Transaction costs are included in Business development expenses on the consolidated statements of income and comprehensive income. The Company accounted for the acquisition pursuant to ASC 805, "Business Combinations." The final purchase price was allocated to the underlying net assets based on fair value as of the acquisition date, as follows (in thousands):

October 18, 2013
Trade receivables, net	$16,567
Inventories, net	11,142
Prepaid expenses and other assets	2,860
Property, plant and equipment	29,362
Amortizable intangible assets	34,040
Goodwill	12,986
Accounts payable	(10,622)
Accrued liabilities	(7,769)

Net purchase price	$88,566

        The purchase price excluded any cash on hand and any debt of Globe Motors. The purchase price allocation has been revised to reflect final valuations of intangible assets, property plant and equipment, adjustments to income taxes and the offsetting adjustments to goodwill. During the first quarter of 2014, the Company received $1,434 from the Seller for a working capital adjustment, reducing the purchase price to $88,566.

        The intangible assets acquired consist of customer lists and a tradename, which are being amortized over 15 and 10 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion's other TUs and Globe Motors that will occur as a result of the combined engineering knowledge, the ability of each of the TUs to integrate each other's products into more fully integrated system solutions and Allied Motion's ability to utilize Globe's management knowledge in providing complementary product offerings to the Company's customers.

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

3. GOODWILL

        The change in the carrying amount of goodwill for 2014 and 2013 is as follows (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance	$20,233	$5,782
Goodwill acquired	—	14,209
Acquisition adjustments	(1,223)	—
Effect of foreign currency translation	(707)	242

Ending balance	$18,303	$20,233

        The purchase price allocation has been revised to reflect final valuations of intangible assets, property plant and equipment, adjustments to income taxes and the offsetting adjustments to goodwill (Note 2).

4. INTANGIBLE ASSETS

        Intangible assets on the Company's consolidated balance sheets consist of the following (in thousands):

		December 31, 2014			December 31, 2013
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,379	$(5,801)	$28,578	$34,166	$(3,821)	$30,345
Trade name	10 years	4,775	(1,409)	3,366	4,775	(1,012)	3,763
Design and technologies	8 - 10 years	2,425	(1,598)	827	2,730	(1,637)	1,093
Patents		24	(4)	20	24	(3)	21

Total		$41,603	$(8,812)	$32,791	$41,695	$(6,473)	$35,222

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. INTANGIBLE ASSETS (Continued)

        Intangible assets acquired from the Globe Motors acquisition were $34,040 (Note 2).

        Total amortization expense for intangible assets for the years 2014 and 2013 was $2,714 and $825 respectively. Estimated amortization expense for intangible assets is as follows:

Year ending December 31,	Total
2015	$2,669
2016	2,669
2017	2,669
2018	2,669
2019	2,669
Thereafter	19,446

$32,791

5. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

        The Company's Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

        As of December 31, 2014, the Company had 760,800 shares of Common Stock available for grant under stock incentive plans.

Restricted Stock

        During 2014 and 2013, 168,334 and 423,518 shares of unvested restricted stock were awarded with a weighted average value of $11.26 and $7.73 per share, respectively. Of the restricted shares granted in 2014 and 2013, 88,566 and 58,909 shares have performance based vesting requirements. The value at the date of award is amortized to compensation expense over the related service period, which is generally three years (for time vested grants), or over the performance period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. STOCK-BASED COMPENSATION PLANS (Continued)

        The following is a summary of restricted stock activity during years 2014 and 2013:

Number of Nonvested Restricted Shares
Balance, December 31, 2012	243,124
Awarded	423,518
Forfeited	(3,181)
Vested	(143,266)

Balance, December 31, 2013	520,195
Awarded	168,334
Forfeited	(42,141)
Vested	(158,710)

Balance, December 31, 2014	487,678

        The following is a summary of performance based restricted stock activity during years 2013 and 2014:

Total performance grants
Outstanding, December 31, 2012	10,000
Awarded	58,909
Performance criteria met	(18,775)
Forfeited	(34,944)

Outstanding, December 31, 2013	15,190

Awarded	88,566
Performance criteria met	(92,583)
Forfeited	(5,281)

Outstanding, December 31, 2014	5,892

        The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the February 2015 and 2014 meetings.

Share-Based Compensation Expense

Restricted Stock

        During 2014 and 2013, compensation expense net of forfeitures of $1,541 and $927 was recorded, respectively. As of December 31, 2014, there was $3,324 of total unrecognized compensation expense related to restricted stock awards, of which approximately $1,368 is expected to be recognized in 2015.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. STOCK-BASED COMPENSATION PLANS (Continued)

Employee Stock Ownership Plan

        The Company sponsors an Employee Stock Ownership Plan ("ESOP") that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2014 and 2013) or ii) the annual interest payable on any loan outstanding to the Company. Company contributions to the Plan accrued for 2014 and 2013, respectively, were $980 and $304. These amounts are included in General and Administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

        The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan ("401(k)") which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2014 and 2013, this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $1,036 in 2014 and $506 in 2013.

Dividends

        For the years ended December 31, 2014 and 2013, a total of $0.10 per share on all outstanding shares was declared and paid. Total dividends paid for the years ended December 31, 2014 and 2013 were $963 and $873, respectively. Based on the terms of the Company's Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company's compliance with the covenants under the Credit Agreement.

6. DEBT OBLIGATIONS

        Debt obligations consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Current Borrowings
Revolving Credit Facility	$—	$7,725
China Credit Facility (6.3% at December 31, 2014)	1,348	1,170
Term Loan, current portion, (2.2% at December 31, 2014)(1)	6,375	5,250

Current borrowings	$7,723	$14,145

Long-term Debt
Term Loan, noncurrent (2.2% at December 31, 2014)(1)	$37,125	$43,500
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	30,000	30,000

Long-term debt	$67,125	$73,500

(1)
The effective rate of the Term Loan including the impact of the related hedges is 2.64%.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. DEBT OBLIGATIONS (Continued)

Credit Agreement

        The Company's Credit Agreement provides for a $15,000 five-year Revolving Credit Facility and a $50,000 five-year Term Loan (collectively the "Senior Credit Facilities").

        Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement. Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.00%), in each case depending on the Company's ratio of total funded indebtedness to Consolidated EBITDA (the "Total Leverage Ratio").

        Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity. The Senior Credit Facilities are secured by substantially all of the Company's assets. The average outstanding borrowings for 2014 for the Senior Credit Facilities were $52,000. At December 31, 2014, there was approximately $15,000 available under the Senior Credit Facilities.

        The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures. The Company was in compliance with all covenants at December 31, 2014.

Senior Subordinated Notes

        Under the Company's Note Agreement, the Company sold $30,000 of 14.50% Senior Subordinated Notes due October 18, 2019 (the "Notes") to Prudential Capital Partners IV, L.P. and its affiliates in a private placement. The interest rate on the Notes is 14.50% with 13.00% payable in cash and 1.50% payable in-kind, quarterly in arrears and the outstanding principal amount of the Notes, together with any accrued and unpaid interest is due on October 18, 2019. The Company may prepay the Notes at any time after October 18, 2016, in whole or in part, at 100% of the principal amount. The Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company's subsidiaries.

Other

        The Company refinanced its China Facility during the fourth quarter of 2014. The China Facility was increased to provide credit of approximately $1,950 (Chinese Renminbi ("RMB") 12,000) from the prior limit of $1,550 (Chinese Renminbi ("RMB") 9,500). The China Facility is used for working capital and capital equipment needs at the Company's China operations, and will mature in November, 2017. The average balance for 2014 was $1,310 (RMB 8,100). At December 31, 2014, there was approximately $605 (RMB 3,720) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. DEBT OBLIGATIONS (Continued)

        Maturities of long-term debt are as follows:

Year ending December 31,	Total
2015	$7,723
2016	8,219
2017	10,374
2018	18,532
2019	30,000
Thereafter	—

Total	$74,848

Deferred Financing Fees

        In connection with Credit Agreement, the Company incurred $2,377 of deferred financing costs. The Company capitalized these costs pursuant to the guidance in ASC Topic 835, "Broad Transactions—Interest." These costs are included in other assets in the accompanying consolidated balance sheets. The costs are deferred and amortized over the terms of the components of the Credit Agreement ranging up to six years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of income and comprehensive income using the straight-line method. The straight-line method is allowable under the guidance if the result is not materially different from the result using the effective interest method. Deferred Financing costs net of accumulated amortization were $1,836 as of December 31, 2014.

7. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company did not use derivative contracts prior to the acquisition of Globe Motors in October, 2013.

        The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.

        The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at maturity.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no hedge ineffectiveness recorded in the Company's earnings during the years ended December 31, 2014 and 2013.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The Company estimates that an additional $164 will be reclassified as an increase to interest expense over the next year.

        Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of December 31, 2014 (in thousands):

        The tables below present the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

Derivative Instrument	Balance Sheet Classification	December 31, 2014 Fair Value
Interest Rate Swaps	Other Liabilities	$2

Derivative Instrument	Balance Sheet Classification	December 31, 2013 Fair Value
Interest Rate Swaps	Other Assets	$41

        The effect of the Company's derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	For the year ended
	December 31, 2014	December 31, 2013
Derivative Instruments	Net deferral in OCI of derivatives (effective portion)	Net deferral in OCI of derivatives (effective portion)
Interest Rate Swaps	$272	$—

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the year ended
	December 31, 2014	December 31, 2013
Statement of earnings classification	Net reclassification from AOCI into income (effective portion)	Net reclassification from AOCI into income (effective portion)
Interest expense	$229	$—

        As of December 31, 2014, the fair value of derivatives in a net Liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $4. As of December 31, 2013, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $44. As of December 31, 2014, the Company has not posted any collateral related to these agreements.

8. INCOME TAXES

        The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31, 2014	December 31, 2013
Domestic	$9,484	$1,406
Foreign	9,139	4,375

Income before income taxes	$18,623	$5,781

        Components of the total provision for income taxes are as follows (in thousands):

	For the year ended
	December 31, 2014	December 31, 2013
Current provision
Domestic	$1,917	$1,179
Foreign	1,126	898

Total current provision	3,043	2,077

Deferred provision
Domestic	1,297	(197)
Foreign	423	(52)

Total deferred provision	1,720	(249)

Provision for income taxes	$4,763	$1,828

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

8. INCOME TAXES (Continued)

        The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended
	December 31, 2014	December 31, 2013
Tax provision, computed at statutory rate	34.0%	34.0%
State tax, net of federal impact	0.6%	3.7%
Change in valuation allowance	(4.7)%	0.0%
Effect of foreign tax rate differences	(4.5)%	(9.7)%
Permanent items, other	(1.2)%	(0.3)%
Other	1.4%	3.9%

Provision for income taxes	25.6%	31.6%

        The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Current deferred tax assets:
Allowances and other	$863	$1,315
Net operating loss and tax credit carryforwards	2,189	3,628

Total current deferred tax assets	3,052	4,943
Valuation allowance	(1,164)	(1,982)

Net current deferred tax assets	$1,888	$2,961

Noncurrent deferred tax assets:
Employee benefit plans	$2,563	$2,074
Goodwill and Intangibles	1,019	1,553
Property, plant & equipment	(1,441)	(381)
Other	582	—

Total noncurrent deferred tax assets	$2,723	$3,246

Deferred tax liabilities:
Acquired property, plant and equipment and intangible assets	$960	$1,997
Other	339	330

Total deferred tax liabilities	$1,299	$2,327

        The Company has foreign net operating loss carryforwards of approximately $8,900 expiring in 2015 through 2017 and tax credit carryforwards of approximately $142 expiring in 2018. These carryforwards and related valuation allowance were recorded in relation to the acquisition of Globe Motors, Inc. and are included in the purchase price.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

8. INCOME TAXES (Continued)

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

        Realization of the Company's recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. During 2014, the Company utilized a portion of its net operating loss and tax credit carryforwards, and adjusted the value of its deferred tax asset related to the carryforwards due to enacted legislation in foreign jurisdictions affecting current and future periods. Also, the Company reduced the valuation allowance recorded due to the uncertainty related to the realization of certain deferred tax assets. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2014.

        The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2010. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2009. The Company is no longer subject to tax examinations in Portugal for periods before 2011.

        In relation to the acquisition of Globe Motors, Inc., the Company filed a unilateral election under Section 338(g) of the Internal Revenue Code treating the acquisition as an asset purchase instead of a stock purchase. This election allows the Company to take a stepped-up basis at the fair market value purchase price and the transaction will be deemed, for purposes of the section, as an asset sale. The deemed sale resulted in a taxable gain for the Company.

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Generally, such amounts would become subject to domestic taxation upon the remittance of dividends to the United States and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the United States. During 2013, the Company's foreign subsidiaries paid dividends of $3,400 to the Company's domestic parent in relation to completing the acquisition of Globe Motors, Inc. and U.S. tax consequences of the payments have been included in the Company's provision for income taxes. The Company does not intend to transfer or pay dividends of the remaining amounts and, therefore, has not recorded the domestic tax consequences of such payments. As of December 31, 2014, domestic income and foreign withholding taxes have not been provided for unremitted earnings of foreign subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to domestic income tax if they were remitted to the United States. The amount of unrecognized deferred income tax liability on the unremitted earnings has not been determined because the liability is based on the timing and jurisdictions of any repatriated amounts.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

        At December 31, 2014, the Company maintains leases for certain facilities and equipment. The Company has entered into facility agreements, some of which contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent obligation," which is included in "Accrued liabilities" in the accompanying consolidated balance sheets.

        Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2015	$1,846
2016	1,478
2017	1,204
2018	980
2019	648
Thereafter	2,565

$8,721

        Rental expense was $1,976 and $1,248 in 2014 and 2013, respectively.

Severance Benefit Agreements

        As of December 31, 2014, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter. The amount of severance payments that could be required to be paid under these contracts, if such events occur, totaled approximately $5,878 and $5,396, respectively as of December 31, 2014 and 2013. In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

Litigation

        The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company's consolidated financial position or results of operations.

10. DEFERRED COMPENSATION ARRANGEMENTS

        The Company has deferred compensation arrangements with certain key members of management. These arrangements provide the Board with the ability to make contributions based on the Company's performance and discretionary contributions based on other factors as determined by the Board. It also

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

10. DEFERRED COMPENSATION ARRANGEMENTS (Continued)

allows for the participants to make certain deferrals into the plan. The amount of the liability is composed of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2014. Amounts accrued relating to previous contributions to the plan are $2,167 and $2,599 as of December 31, 2014 and December 31, 2013, respectively, and are included in noncurrent liabilities in the consolidated balance sheets. The amounts accrued as of December 31, 2014 and December 31, 2013, respectively, which relate to the performance contribution for 2014 and 2013 are $430, and $0, respectively, and are included in accrued liabilities on the consolidated balance sheets.

        In addition, the Company would contribute certain amounts to a Supplemental Executive Retirement Plan in the event of death, disability, or termination without cause, for certain key executives. As of December 31, 2014 this amount would be approximately $462.

11. PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

        Motor Products—Owosso has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002. The benefits are based on years of service, the employee's compensation during the last three years of employment, and accumulated employee contributions.

        The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$5,738	$6,277
Service cost	83	103
Employee contributions	12	10
Interest cost	266	241
Actuarial (gain) loss	1,131	(638)
Benefits paid	(280)	(255)

Projected benefit obligation at end of period	$6,950	$5,738

Change in plan assets:
Fair value of plan assets at beginning of period	$4,847	$4,086
Actual return on plan assets	273	691
Employee contributions	12	10
Employer contributions	243	315
Benefits and expenses paid	(280)	(255)

Fair value of plan assets at end of period	$5,095	$4,847

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The following table reconciles the accumulated other comprehensive income from the prior measurement date to the current measurement date:

	December 31, 2014	December 31, 2013
Excess of projected benefit obligation over fair value of plan assets	$1,855	$891
Unrecognized loss	(2,028)	(875)

Accrued pension cost prior to pension adjustments	$(173)	$16
Accumulated Other Comprehensive Income at Current Measurement Date	2,028	875

Accrued pension cost at end of period	$1,855	$891

        The accumulated benefit obligation for the pension plan was $6,697 at December 31, 2014 and $5,548 at December 31, 2013. The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2015 is $190, which all relates to the amortization of the actuarial loss.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are (in thousands):

Year of payment	Amount of Benefit Payment
2015	$309
2016	313
2017	323
2018	326
2019	342
2020 - 2024	2,002

        Components of net periodic pension expense included in the consolidated statements of income and comprehensive income for years 2014 and 2013 are as follows (in thousands):

	For the year ended
	December 31, 2014	December 31, 2013
Service cost	$83	$103
Interest cost	266	241
Amortization of net loss	43	172
Expected return on assets	(339)	(288)

Net periodic pension expense	$53	$228

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. PENSION AND POSTRETIREMENT WELFARE PLANS (Continued)

        The weighted average assumptions used to determine the projected benefit obligation were as follows:

	December 31, 2014	December 31, 2013
Discount rate	4.00%	4.75%
Rate of compensation increases	2.00%	2.00%

        The weighted average assumptions used to determine net periodic pension expense are as follows:

	December 31, 2014	December 31, 2013
Discount rate	4.75%	4.00%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of compensation increases	2.00%	5.00%

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

        The Company expects to contribute approximately $166 to the pension plan during 2015.

        All plan assets are accounted for at fair value on a recurring basis. Fair values are determined using level one input, or quoted prices for identical assets in active markets on the measurement date, as discussed in Note 1.

        The pension plan asset allocation at December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
Cash equivalents	5%	5%
Equity securities	64%	64%
Fixed income securities	31%	31%

Total	100%	100%

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

Postretirement Welfare Plan

        Motor Products—Owosso provides postretirement medical insurance and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products. Employees who retire after January 1, 2005 must have twenty or more years of continuous service in order to be eligible for retiree medical benefits. Partial contributions from retirees are required for the medical insurance benefits. The Company's portion of the medical insurance premiums is funded from the general assets of the Company. The Company recognizes the expected cost of providing such post-retirement benefits during employees' active service periods.

        The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Change in postretirement benefit obligation:
Accumulated post retirement benefit obligation at beginning of period	$1,408	$1,621
Service cost	9	16
Interest cost	57	60
Actuarial (gain) loss	(138)	(243)
Benefits paid	(88)	(92)
Participant contributions	40	46

Accumulated postretirement benefit obligation at end of period	$1,288	$1,408

        Net periodic postretirement benefit income included in the consolidated statements of income and comprehensive income for the year ended December 31, 2014 was $24. Net periodic postretirement benefit expense included in the consolidated statements of income and comprehensive income for the year ended December 31, 2013 was $30.

        The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2015 is $84, of which $72 relates to the actuarial gain and $12 to the prior service credit.

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

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.00% and 4.75% as of December 31, 2014 and 2013, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost was 4.75% for 2014 and 4.00% for 2013.

        Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are (in thousands):

Year of payment	Amount of Benefit Payment
2015	$51
2016	50
2017	51
2018	49
2019	58
2020 - 2024	346

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

        The Company's wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Allied Motion Stockholm (formerly known as Östergrens, located in Stockholm, Sweden), Allied Motion Asia (Hong Kong and Changzhou, China), Globe Motors Portugal (Porto, Portugal) and Globe Motors Mexico (Reynosa, Mexico) are included in the accompanying consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. SEGMENT INFORMATION (Continued)

        Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended
	December 31, 2014	December 31, 2013
Revenues derived from foreign subsidiaries	$82,544	$50,053

        Identifiable assets were $53,479 and $51,563 as of December 31, 2014 and 2013, respectively.

        Revenues derived from foreign subs and identifiable assets outside of the United States are primarily attributable to Europe.

        Sales to customers outside of the United States by all subsidiaries were $85,152 and $53,989 during 2014 and 2013, respectively.

        During the year ended December 31, 2014, three customers accounted for 35% of total revenues and 41% of trade receivables. During the year ended December 31, 2013, no single customer accounted for more than 10% of total revenues and three customers accounted for 42% of trade receivables.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for each of the four quarters in years 2014 and 2013 is as follows (in thousands, except per share data):

Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$60,435	$62,069	$65,280	$61,898
Gross margin	17,092	18,568	19,612	18,154
Net income	2,148	2,693	4,115	4,904
Basic earnings per share	0.24	0.29	0.45	0.54
Diluted earnings per share	0.24	0.29	0.45	0.53

Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,143	$25,352	$24,876	$50,131
Gross margin	7,523	7,535	7,238	14,226
Net income	960	819	833	1,341
Basic earnings per share	0.11	0.09	0.09	0.15
Diluted earnings per share	0.11	0.09	0.09	0.15

Item 9A.    Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer (principal executive) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on management's evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's report on internal control over financial reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        EKS&H, LLLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein under Item 8, on the effectiveness of our internal control over financial reporting.

        Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        During the fiscal year ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

  Not applicable

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

a)
The following documents are filed as part of this Report:

1.
Consolidated Financial Statements

a)
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013.

b)
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014 and 2013.

c)
Consolidated Statements of Stockholders' Equity for the years 2014 and 2013.

d)
Consolidated Statements of Cash Flows for the years 2014 and 2013.

e)
Notes to Consolidated Financial Statements.

f)
Report of Independent Registered Public Accounting Firm.

3.     Exhibits

Exhibit No.		Subject
3.1		Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 16, 2010.)

3.2		Amended and restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed June 16, 2010.)

10.1	*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 filed with the SEC on March 19, 2013.)

10.2	*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 6, 2011.)

10.3	*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2009.)

10.4	*	Amendment to Amended and Restated Employment Agreement for Richard S. Warzala dated and effective as of June 1, 2011 between Allied Motion Technologies, Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2011)

10.5	*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2008.)

10.6	*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011.)

10.7	*	Change of Control Agreement between Allied Motion Technologies Inc. and Robert P. Maida, dated and effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2013.)

10.8	*	Stock Ownership Plan For Non-Employee Directors (including Stock in Lieu of Cash Retainer). (filed herewith)

10.9		Credit Agreement, dated as of October 18, 2013, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 24, 2013).

10.10		Amendment to Credit Agreement and Consent, dated as of October 20, 2014, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent and the lenders party thereto (filed herewith).

10.11		Note Agreement, dated as of October 18, 2013, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 24, 2013).

10.12		Amendment No. 1 to Note Agreement, dated as of October 20, 2014, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto (filed herewith).

Exhibit No.		Subject
10.13		Stock Purchase Agreement by and between Allied Motion Technologies Inc. and Safran USA, Inc. dated August 22, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed August 28, 2013).

10.14	*	Compensation Program for Non-Employee Directors (incorporated by reference to the Company's Form 8-K filed February 19, 2014).

21		List of Subsidiaries (filed herewith).

23		Consent of EKS&H LLP (filed herewith).

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Allied Motion Technologies Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.
By:	/s/ ROBERT P. MAIDA Robert P. Maida Chief Financial Officer
Date: March 12, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA Richard S. Warzala	President, Chief Executive Officer and Chairman of the Board	March 12, 2015
/s/ ROBERT P. MAIDA Robert P. Maida	Chief Financial Officer	March 12, 2015
/s/ RICHARD D. FEDERICO Richard D. Federico	Lead Director of the Independent Directors	March 12, 2015
/s/ S.R. ROLLIE HEATH, JR. S.R. Rollie Heath, Jr.	Director	March 12, 2015
/s/ GERALD J. LABER Gerald J. Laber	Director	March 12, 2015
/s/ RICHARD D. SMITH Richard D. Smith	Director	March 12, 2015
/s/ JAMES J. TANOUS James J. Tanous	Director	March 12, 2015
/s/ MICHAEL R. WINTER Michael R. Winter	Director	March 12, 2015