Form 10-Q
period 2015-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2015-05-06
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Number of Shares of the only class of Common Stock outstanding:  9,288,784 as of May 6, 2015

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$11,043	$13,113
Trade receivables, net of allowance for doubtful accounts of $437 and $367 at March 31, 2015 and December 31, 2014, respectively	29,961	27,745
Inventories, net	25,117	25,371
Deferred income taxes	1,504	1,888
Prepaid expenses and other assets	2,547	2,667
Total Current Assets	70,172	70,784
Property, plant and equipment, net	35,973	37,041
Deferred income taxes	2,910	2,723
Intangible assets, net	31,957	32,791
Goodwill	17,733	18,303
Other long term assets	4,368	3,998
Total Assets	$163,113	$165,640
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	8,420	7,723
Accounts payable	16,763	15,510
Accrued liabilities	9,085	12,330
Income taxes payable	1,014	393
Total Current Liabilities	35,282	35,956
Long-term debt	65,250	67,125
Deferred income taxes	1,131	1,299
Deferred compensation arrangements	2,649	2,167
Pension and post-retirement obligations	3,079	3,142
Total Liabilities	107,391	109,689
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,304 and 9,213 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	26,736	25,129
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	39,248	36,505
Accumulated other comprehensive income (loss)	(10,262)	(5,683)
Total Stockholders’ Equity	55,722	55,951
Total Liabilities and Stockholders’ Equity	$163,113	$165,640

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2015	2014

Revenues	$59,580	$60,435
Cost of goods sold	42,080	43,343
Gross margin	17,500	17,092
Operating costs and expenses:
Selling	2,208	2,110
General and administrative	5,553	6,216
Engineering and development	3,446	3,517
Amortization of intangible assets	662	678
Total operating costs and expenses	11,869	12,521
Operating income	5,631	4,571
Other expense (income):
Interest expense	1,515	1,638
Other income, net	(266)	(352)
Total other expense, net	1,249	1,286
Income before income taxes	4,382	3,285
Provision for income taxes	(1,406)	(1,137)
Net income	$2,976	$2,148

Basic earnings per share:
Earnings per share	$0.32	$0.24
Basic weighted average common shares	9,208	9,130
Diluted earnings per share:
Earnings per share	$0.32	$0.24
Diluted weighted average common shares	9,208	9,130

Net income	$2,976	$2,148

Foreign currency translation adjustment	(4,479)	7
Change in accumulated income (loss) on derivatives	(100)	(9)
Comprehensive (loss) income	$(1,603)	$2,146

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended
	March 31	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$2,976	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,807	1,688
Deferred income taxes	50	537
Stock compensation expense	433	379
Other	(190)	1,467
Changes in operating assets and liabilities:
Trade receivables	(3,395)	(6,446)
Inventories, net	(728)	(57)
Prepaid expenses and other assets	(50)	101
Accounts payable	1,891	1,431
Accrued liabilities	(2,117)	(1,480)
Net cash provided by (used in) operating activities	677	(232)

Cash Flows From Investing Activities:
Proceeds related to working capital adjustment on acquisition	—	1,434
Purchase of property and equipment	(1,436)	(584)
Net cash provided by (used in) investing activities	(1,436)	850

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	315	164
Principal payments of long-term debt	(1,500)	(1,250)
Dividends paid to stockholders	(233)	(231)
Stock transactions under employee benefit stock plans	1,171	304
Net cash used in financing activities	(247)	(1,013)
Effect of foreign exchange rate changes on cash	(1,064)	(58)
Net decrease in cash and cash equivalents	(2,070)	(453)
Cash and cash equivalents at beginning of period	13,113	10,171
Cash and cash equivalents at end of period	$11,043	$9,718

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 that was previously filed by the Company.

2.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	March 31,	December 31,
	2015	2014
Parts and raw materials	$21,479	$21,573
Work-in-process	3,234	2,924
Finished goods	3,931	4,403
	28,644	28,900
Less reserves	(3,527)	(3,529)
Inventories, net	$25,117	$25,371

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

3.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	March 31,	December 31
	2015	2014
Land	$969	$996
Building and improvements	9,374	9,324
Machinery, equipment, tools and dies	36,721	37,426
Furniture, fixtures and other	7,221	6,778
	54,285	54,524
Less accumulated depreciation	(18,312)	(17,483)
Property, plant and equipment, net	$35,973	$37,041

Depreciation expense was approximately $1,145 and $1,010 for the quarters ended March 31, 2015 and 2014, respectively.

4.              GOODWILL

The change in the carrying amount of goodwill for the quarter ended March 31, 2015 and year ended December 31, 2014 is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Beginning balance	$18,303	$20,233
Acquisition adjustments	—	(1,223)
Effect of foreign currency translation	(570)	(707)
Ending balance	$17,733	$18,303

5.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2015			December 31, 2014
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,139	$(6,179)	$27,960	$34,379	$(5,801)	$28,578
Trade name	10 years	4,775	(1,505)	3,270	4,775	(1,409)	3,366
Design and technologies	8 - 10 years	2,178	(1,470)	708	2,425	(1,598)	827
Patents		24	(5)	19	24	(4)	20
Total		$41,116	$(9,159)	$31,957	$41,603	$(8,812)	$32,791

Amortization expense for intangible assets was $662 and $678 for the quarters ending March 31, 2015 and 2014, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated future intangible asset amortization expense as of March 31, 2015 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$1,980
2016	2,640
2017	2,640
2018	2,640
2019	2,640
Thereafter	19,417
Total estimated amortization expense	$31,957

6.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2015, 72,991 shares of unvested restricted stock were awarded at a weighted average market value of $27.55.  Of the restricted shares granted, 41,792 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2015:

Number of shares
Outstanding at beginning of period	487,678
Awarded	72,991
Vested	(134,502)
Forfeited	(6,700)
Outstanding at end of period	419,467

For the quarters ended March 31, 2015 and 2014, stock compensation expense, net of forfeitures, of $433 and $379 was recorded, respectively.

7.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Compensation and fringe benefits	$5,780	$9,696
Warranty reserve	758	786
Other accrued expenses	2,547	1,848
	$9,085	$12,330

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Current Borrowings
Revolving Credit Facility	$—	$—
China Credit Facility (6.4% at March 31, 2015)	1,670	1,348
Term Loan, current portion, (2.2% at March 31, 2015)(1)	6,750	6,375
Current borrowings	$8,420	$7,723

Long-term Debt
Term Loan, noncurrent (2.2% at March 31, 2015)(1)	$35,250	$37,125
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	30,000	30,000
Long-term debt	$65,250	$67,125

(1)         The effective rate of the Term Loan including the impact of the related hedges is 2.65%.

Credit Agreement

The Company’s Credit Agreement provides for a $15,000 five-year revolving credit facility and a $50,000 five-year term loan (collectively the “Senior Credit Facilities”).

Borrowings under the Senior Credit Facilities are subject to terms defined in the Credit Agreement.  Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.0%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”).

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2015 for the Senior Credit Facilities were $43,000.  At March 31, 2015, there was approximately $15,000 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at March 31, 2015.

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

Other

The Company has a China Credit Facility that provides credit of approximately $1,955 (Chinese Renminbi (‘‘RMB’’) 12,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2015 was $1,560 (RMB 9,600).  At March 31, 2015, there was approximately $290 (RMB 1,790) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Maturities of long-term debt as of March 31, 2015 are as follows (in thousands):

Total
Remainder of 2015	$6,545
2016	8,219
2017	10,374
2018	18,532
2019	30,000
Total	$73,670

9.                                      FAIR VALUE

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

The guidance establishes a framework for measuring fair value which utilizes observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  Preference is given to observable inputs.  These two types of inputs create the following three-level fair value hierarchy:

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

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, debt obligations, accounts payable, and accrued liabilities.  The carrying amounts reported in the condensed consolidated balance sheets for these assets approximate fair value because of the immediate or short-term maturities of these financial instruments.

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,175	$—	$—
Other long term assets	2,644	—	—
Interest rate swaps	—	(102)	—

	December 31, 2014
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,095	$—	$—
Other long term assets	2,162	—	—
Interest rate swaps	—	(2)	—

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of March 31, 2015 the amount hedged was $21,000.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the first quarter of 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the three months ended March 31, 2015 and March 31, 2014, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $155 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest Rate Swaps	Accrued liabilities	$(102)	$(2)
	Total Liabilities	$(102)	$(2)

The effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of			Net reclassification from AOCI
	derivatives (effective portion)		Statement of	into income (effective portion)
Derivative	For the quarter ended March 31,		earnings	For the quarter ended March 31,
Instruments	2015	2014	classification	2015	2014
Interest Rate Swaps	$(151)	$(68)	Interest expense	$(51)	$(58)

Amount recognized in income
(ineffective portion and amount
excluded from effectiveness
Statement of	testing)
earnings	For the quarter ended March 31,
classification	2015	2014
Other (expense)	$—	$—

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11.       INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, settlements with taxing authorities and foreign currency fluctuations.

The effective income tax rate as a percentage of income before income taxes was 32.1% and 34.6% in the first quarter 2015 and 2014, respectively.  The effective tax rate for the first quarter of 2015 and 2014 is lower than the statutory rate primarily due to differences in state and foreign tax rates and the mix of foreign and domestic sales.  The effective tax rate for 2015 is lower than 2014 primarily due to state taxes.

12.       COMMITMENTS AND CONTINGENCIES

Warranty

The Company offers warranty coverage for its products.  The length of the warranty period for its products varies significantly based on the product being sold.  The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs.  The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted.  Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.  Changes in the Company’s reserve for product warranty claims during 2015 and 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Warranty reserve at beginning of the year	$786	$629
Provision	24	234
Warranty expenditures	(26)	(40)
Effect of foreign currency translation	(26)	(37)
Warranty reserve at end of the period	$758	$786

Operating Leases

The Company is party to various operating leases for buildings, equipment and software.  Estimated future operating lease expense is as follows (in thousands):

Lease Expense
Remainder of 2015	$1,315
2016	1,679
2017	1,228
2018	1,047
2019	719
Thereafter	2,315
Total	$8,303

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2014	$(853)	$(2)	$(4,828)	$(5,683)
Unrealized loss on cash flow hedges	—	(151)	—	(151)
Realized (gain) loss on interest rate swap hedges	—	51	—	51
Foreign currency translation loss	—	—	(4,479)	(4,479)
At March 31, 2015	$(853)	$(102)	$(9,307)	$(10,262)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2013	$(190)	$41	$773	$624
Unrealized loss on cash flow hedges	—	(67)	—	(67)
Realized (gain) loss on interest rate swap hedges	—	58	—	58
Foreign currency translation loss	—	—	7	7
At March 31, 2014	$(190)	$32	$780	$622

The realized (gain) loss relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Interest Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

14.       PENSION AND POSTRETIREMENT PLANS

The expenses we record for our pension and other postretirement benefit pension plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions and health care trend rates.  Significant unfavorable changes in these factors would increase our expenses.  Our pension plan assets consist primarily of equity and fixed income securities.  If the performance of investments in the plan does not meet the Company’s assumptions, the excess obligation may increase and the Company may have to record additional costs and/or contribute additional funds to the pension plan.  An increase in pension expenses and contributions could decrease the Company’s cash available to pay its outstanding obligations as well as impact net income.

Our postretirement plan is unfunded.  We record expense as employees render the services necessary to earn the benefits.  The expenses are based on estimates including health care cost increases, retirement and mortality.  Actual results may vary materially from estimates which could result in an increase to our expense and decrease in net income.

Pension Plan

Motor Products - Owosso has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Components of net periodic pension expense included in the condensed consolidated statements of operations and comprehensive income for the quarters ending March 31, 2015 and 2014 are as follows (in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Service cost	$27	$21
Interest cost	68	66
Expected return on assets	48	11
Amortization of net loss	(82)	(85)
Net periodic pension expense	$61	$13

The Company expects to contribute approximately $166 to the Pension Plan during 2015.  For the quarter ended March 31, 2015 there were $59 of cash contributions made to the plan.  Benefits expected to be paid from the Pension Plan during 2015 are $309.  For the quarter ended March 31, 2015 there were $70 of benefit payments paid to participants.

Post Retirement Welfare Plan

Motor Products-Owosso provides postretirement medical insurance and life insurance benefits to current and former employees hired before January 1, 1994 who retire from Motor Products.  Employees who retire after January 1, 2005 must have twenty or more years of continuous service in order to be eligible for retiree medical benefits.  Partial contributions from retirees are required for the medical insurance benefits.  The Company’s portion of the medical insurance premiums is funded from the general assets of the Company.  The Company recognizes the expected cost of providing such post-retirement benefits during employees’ active service periods.

Components of net periodic postretirement benefit income included in the condensed consolidated statements of operations and comprehensive income for the quarters ending March 31, 2015 and 2014 are as follows (in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Service cost	$2	$2
Interest cost	13	14
Amortization of net gain	(18)	(19)
Amortization of prior service cost	(3)	(3)
Net postretirement benefit	$(6)	$(6)

Benefit payments for the Post Retirement Welfare Plan during 2015 are expected to be $51.

15.       DIVIDENDS PER SHARE

The Company declared and paid a quarterly dividend of $0.025 per share in the first quarter of 2015 and 2014.  Total dividends paid in the first three months of 2015 and 2014 were $233 and $231, respectively.

16.       SEGMENT INFORMATION

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, China, Portugal and Mexico are included in the accompanying condensed consolidated financial statements.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended and as of March 31,
	2015	2014
Revenues derived from foreign subsidiaries	$18,941	$20,152

Identifiable assets were $52,596 and $53,479 as of March 31, 2015 and December 31, 2014, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $19,745 and $21,630 during the first quarter of 2015 and 2014, respectively.

During the quarter ended March 31, 2015, two customers accounted for 32% of total revenues and 34% of trade receivables.  During the quarter ended March 31, 2014, three customers accounted for 33% of total revenues and 42% of trade receivables.

17.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

Effective January 1, 2015, we adopted Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” which eliminates from GAAP the concept of extraordinary items.  However, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence was retained.  We adopted the updated guidance prospectively.  The adoption of this update concerns presentation and disclosure only as it relates to our condensed consolidated financial statements.

Effective January 1, 2015, we adopted ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations.  The standard is effective prospectively for fiscal years beginning after December 15, 2014.  The significance of this guidance for the Company is dependent on any qualifying dispositions or disposals.

Recently issued accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements.  The risks and uncertainties include those associated with the present economic circumstances in the United States and throughout Europe and Asia, general business and economic conditions in the Company’s motion markets, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporate strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to successfully integrate an acquired business into the Company’s business model without substantial costs, delays, or problems, the ability of the Company to establish low cost regional manufacturing and component sourcing capabilities, the ability of the Company to control costs, including relocation costs, for the purpose of improving profitability and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report.  The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Amounts in thousands, except per share data

1st Quarter Overview

The Company delivered earnings per share of $0.32 for first quarter 2015 compared to $0.24 per share for first quarter 2014 on nearly flat revenues.  The strengthening U.S dollar posed a significant hurdle, however our earnings growth and gross margin improvement compared to the prior year had a positive impact on earnings.  For the first quarter 2015, we experienced growth in our Aerospace and Defense, Medical and Electronics markets.  Our Vehicle and Industrial markets were flat, while our Distribution market was down.  Our pipeline of new opportunities continues to expand nicely with an increasing number offered as multi-product solutions driven through our Solution Centers.  As we move forward into the future, we believe the long term success of our Company will be further enhanced by executing our strategy and leveraging our full capabilities to design innovative “Motion Solutions That Change the Game” and meet the current and emerging needs of our customers in our served markets.

Revenues for the quarter ended March 31, 2015 declined slightly from March 31, 2014.  Sales volume increased by 6% during the quarter.  However we experienced a 7% decline in sales due to the weakening foreign currencies where we do business, primarily the Euro and the Swedish Krona.

Bookings for the quarter ended March 31, 2015 were $58,143 compared to March 31, 2014 bookings of $64,394.  The decrease in bookings is comprised of a 7% decrease related to foreign currency offset by a 3% increase due to volume (primarily due to a program ramp up in the prior year).   Backlog as of March 31, 2015 was $71,344 compared to $75,065 as of December 31, 2014, respectively.

From a Cash Flow perspective, our debt net of cash position increased by $892 from December 31, 2014.  We declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during the first quarter of 2015.  Dividends to shareholders for the trailing twelve months were $0.10 per share, or a dividend payout ratio of 6% when compared to the earnings per share of $1.59.

Operating Results

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

	For the quarter ended		Increase
	March 31,		(decrease)
(in thousands)	2015	2014	$	%
Revenues	$59,580	$60,435	$(855)	(1)%
Cost of products sold	42,080	43,343	(1,263)	(3)%
Gross margin	17,500	17,092	408	2%
Gross margin percentage	29%	28%
Operating costs and expenses:
Selling	2,208	2,110	98	5%
General and administrative	5,553	6,216	(663)	(11)%
Engineering and development	3,446	3,517	(71)	(2)%
Amortization of intangible assets	662	678	(16)	(2)%
Total operating costs and expenses	11,869	12,521	(652)	(5)%
Operating income	5,631	4,571	1,060	23%
Interest expense	1,515	1,638	(123)	(8)%
Other income	(266)	(352)	86	(24)%
Total other expense (income)	1,249	1,286	(37)	(3)%
Income before income taxes	4,382	3,285	1,097	33%
Provision for income taxes	(1,406)	(1,137)	(269)	24%
Net Income	$2,976	$2,148	$828	39%

NET INCOME:  Net income increased in 2015 from 2014 primarily due to increased volume offset by unfavorable currency exchange.  Pre-tax net income increased 47% due to volume offset by unfavorable foreign currency exchange of 14%.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $7,704 for the first quarter of 2015 compared to $6,611 for the same quarter last year.  Adjusted EBITDA was $8,137 and $6,990 for the first quarter of 2015 and 2014, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, we experienced growth in our Aerospace and Defense, Medical and Electronics markets.  Our Vehicle and Industrial markets were flat, while our Distribution market was down.

The 1% decrease in sales in the first quarter of 2015 is primarily due to foreign currency.  The decrease is comprised of a 3% increase in sales to US customers and a 9% decrease in sales to foreign customers.  67% of our sales for the quarter were to US customers with the remaining 33% of our sales to customers primarily in Europe, Canada and Asia.  Of the  decrease in revenues, sales volume increased by 6% for the quarter offset by a 7% decline in sales due to the dollar weakening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BACKLOG:  Bookings for the quarter ended March 31, 2015 were $58,143 compared to last year’s bookings of $64,394.  Backlog as of March 31, 2015 was $71,344 compared to $79,686 as of March 31, 2014.

GROSS MARGIN:  Gross margin as a percentage of revenues was 29% and 28% for the quarters ended March 31, 2015 and 2014, respectively.  The increase in margin is primarily due to changes in sales mix (increased portion of sales of higher margin business offset partially by a decreased proportion of sales in lower margin business).

SELLING EXPENSES:  Selling expenses increased slightly in the first quarter of 2015.  Selling expenses as a percentage of revenues were 4% and 3% in the first quarter of 2015 and 2014, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses declined by 11% in the first quarter 2015 from the first quarter 2014 due to reserves made in 2014 related to a pricing dispute that was settled in the fourth quarter of 2014.  As a percentage of revenues, general and administrative expenses decreased to 9% for the period ended March 31, 2015 compared to 10% for the same period in 2014.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses were relatively flat in the first quarter of 2015 compared to the same quarter last year.  As a percentage of revenues, engineering and development expenses were 6% for both the first quarter of 2015 and 2014.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was comparable between the first quarter of 2015 compared to the same quarter last year.  The slight decline is the result of foreign currency impacts on amortization at our foreign locations.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 32.1% and 34.6% in the first quarter 2015 and 2014, respectively.  The effective tax rate for the first quarter of 2015 and 2014 is lower than the statutory rate primarily due to differences in state and foreign tax rates as well as the mix of foreign and domestic sales.  The effective rate for 2015 is lower than 2014 primarily due to state taxes..

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Net income as reported	$2,976	$2,148
Interest expense	1,515	1,638
Provision for income tax	1,406	1,137
Depreciation and amortization	1,807	1,688
EBITDA	7,704	6,611
Stock compensation expense	433	379
Adjusted EBITDA	$8,137	$6,990

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $2,070, to a balance of $11,043 at March 31, 2015 from December 31, 2014.

During the first quarter of 2015, operations provided $677 in cash compared to $192 of cash used during 2014.  The increase in cash provided is primarily due to a decrease in working capital needs, primarily trade receivables.

Net cash used in investing activities was $1,436 for 2015 compared to $850 of cash provided for 2014.  The net increase of $2,286 in cash used is primarily due to the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014.  During 2015, purchases of property and equipment were $1,436 compared to $584 for 2014.

Net cash used in financing activities was $247 for 2015 compared to $1,053 for 2014.

During the first quarter 2015, we made payments of $1,500 for our Term Loan obligation, and we had no borrowings on our Revolving Credit Facility.  At March 31, 2015, we had $72,000 in obligations under the Credit Agreement and the Note Agreement.  Refer to Note 6 of the Unaudited Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit and Note Agreements.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at March 31, 2015.

As of March 31, 2015, the amount available to borrow under the Credit Agreement was $15,000.

The average China Facility balance during the first quarter of 2015 was $1,560 (RMB 9,600).  There were $322 (1,934 RMB) of additional borrowings during the first quarter of 2015.  At March 31, 2015, there was approximately $290 (RMB 1,790) available under the facility.

During the quarter ended March 31, 2015, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of March 31, 2015 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period *
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$8,304	$1,735	$2,750	$1,623	$2,196
Debt Obligations (1)	73,670	8,420	19,311	45,939	—
Interest on Debt (2)	23,172	5,362	10,026	7,784	—
Total	$105,146	$15,517	$32,087	$55,346	$2,196

(1)

Amounts represent our debt obligations as of March 31, 2015. For more information on our debt obligations, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Report under Item 1.

(2)	Amounts represent the estimated interest payments based on the principal amounts and applicable interest rates on the debt at March 31, 2015.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 in the Annual Report on Form 10-K for the year ended December 31, 2014.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The Company’s critical accounting policies include:

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $1,700 on our first quarter sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the three months ended March 31, 2015 decreased sales in comparison to the 2014 period by approximately $4,400.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $4,500 for the first quarter 2015 and a gain of $7 for the first quarter 2014.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to a gain of $220 and $40 for the first three months of 2015 and 2014, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $3,900 on our foreign net assets as of March 31, 2015.

Interest Rates

Interest rates on our Credit Facility are based on either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.0%).  The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2014, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at maturity.  This swap is accounted for as a cash flow hedge.  Refer to Note 7 of the Unaudited Notes to Condensed Consolidated Financial Statements for information about our derivative financial instruments.

As of March 31, 2015, we had $42,000 outstanding under the Term Loan, of which $21,000 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $21,000 of unhedged floating rate debt outstanding at March 31, 2015 would have an impact of approximately $54 on our interest expense for the quarter.

Item 4.  Controls and Procedures -

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Transition of enterprise resource planning system

During the first quarter of 2015, the Company completed the process of installing an Enterprise Resource Planning (“ERP”) system at one of its locations the U.S. and one in Sweden as part of a phased implementation schedule.  The implementation of this ERP system involves changes in the Company’s procedures for internal control over financial reporting.  The Company follows a system implementation life cycle process that requires significant pre-implementation planning, design and testing.  The Company also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are designed and operating effectively.  The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of this ERP system.

PART II.                                             OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In the ordinary course of our business, we face various strategic, operating, compliance and financial risks.  These risks could have a material impact on our business, reputation, financial condition or results of operations.  Our most significant risks are set forth below and elsewhere in this Report.  These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties.

Our operating results could fluctuate significantly.

Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:  the timing of customer orders and the deferral or cancellation of orders previously received, the level of orders received which can be shipped in a quarter, fulfilling backlog on a timely basis, competitive pressures on selling prices, changes in the mix of products sold, the timing of investments in engineering and development, development of and response to new technologies, and delays in new product qualifications.

As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve.  Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements.  Certain of our businesses operate in industries that may experience periodic, cyclical downturns.  Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels.  Any of these factors could adversely affect our growth and results of operations in any given period.

If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.

We sell our products to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards.  Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers.  Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, allocate our research and development funding, innovate and develop new products, differentiate our offerings and commercialize new technologies, secure intellectual property protection for our product and manufacture products in a cost effective manner.  We would be harmed if we did not meet customer requirements and expectations.  Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products could result in a loss of customers and lower revenues.

We face competition that could harm our business and we may be unable to compete successfully against new entrants and established companies with greater resources.

Competition in connection with the manufacturing of our products may intensify in the future.  The market for our technologies is competitive and subject to rapid technological change.  We compete globally on the basis of product performance, customer service, availability, reliability, productivity and price.  Our competitors may be larger and may have greater financial, operational, economies of scale, personnel, sales, technical and marketing resources than us.  Certain of our competitors also may pursue aggressive pricing or product strategies that may cause us to reduce the prices we charge for our original equipment and aftermarket products and services or lose sales.  These actions may lead to reduced revenues, lower margins and/or a decline in market share, any of which may adversely affect our business, financial condition and results of operations.

We intend to develop new products and expand into new markets, which may not be successful and could harm our operating results.

We intend to expand into new markets and develop new and modified products based on our existing technologies and engineering capabilities, including the continued expansion of our Motion Control Systems.  These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities.  Specific risks in connection with expanding into new products and markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, and the failure of our customers to accept the new or modified products.

Our competitiveness depends on successfully executing our growth initiatives and our globalization strategies.

We continue to invest in initiatives to support future growth, such as the creation of an effective corporate structure, implementation of our enterprise resource planning system, launch of a new integrated website, implementation of a structured approach to identify target markets, and the expansion of our Allied Systematic Tools.  The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition.  Our globalization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities.  Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support.  These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions and challenges to protect our intellectual property.

We depend heavily on a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.

A significant portion of our revenues and trade receivables are concentrated with a small group of customers.  These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier.  Our ability to maintain strong relationships with our principal customers is essential to our future performance.  If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete.

We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage.  Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition.  Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement.  This litigation could result in significant costs and divert our management’s focus away from operations.

Increased healthcare, pension and other costs under the Company’s benefit plans could adversely affect the Company’s financial condition and results of operations.

The Company provides health benefits to many of its employees and the costs to provide such benefits continue to increase annually.  The amount of any increase or decrease in the cost of Company-sponsored health plans will depend on a number of different factors including new governmental regulations mandating types of coverage and reporting and other requirements.

The Company also sponsors defined benefit pension, defined contribution pension, and other postretirement benefit plans.  The Company’s costs to provide such benefits generally continue to increase annually.  The Company uses actuarial valuations to determine the Company’s benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and health care costs.  Changes to these significant estimates could increase the cost of these plans, which could also have a material adverse effect on the Company’s financial condition and results of operations.

If we are unable to attract and retain qualified personnel, our ability to operate and grow our company will be in jeopardy.

We are required to hire and retain skilled employees at all levels of our operations in a market where such qualified employees are in high demand and are subject to receiving competing offers.  We believe that there is, and will continue to be, competition for qualified personnel in our industry, and there is no assurance that we will be able to attract or retain the personnel necessary for the management and development of our business.  The inability to attract or retain employees currently or in the future may have a material adverse effect on our business.

Our future success depends in part on the continued service of our engineering and technical personnel and our ability to identify, hire and retain personnel.

Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees.  There is currently aggressive competition for employees who have experience in technology and engineering.  We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development and growth of our business or to replace personnel who may leave our employ in the future.  The failure to retain and recruit key technical personnel could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

We rely on suppliers to provide equipment, components and services, which creates certain risks and uncertainties that may adversely affect our business.

Our business requires that we buy equipment, components and services.  Our reliance on suppliers involves certain risks, including poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our products; changes in the cost of these purchases due to inflation, exchange rates, or other factors; shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery.

Any of these uncertainties could adversely affect our profitability and ability to compete.  The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products.  Even where substitute sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of sales.

Our operating results depend in part on our ability to contain or reduce costs.  There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.

Our efforts to maintain and improve profitability depend in part on our ability to reduce the costs of materials, components, supplies and labor, including establishing production capabilities at our low cost regional subcontractors.  While the failure of any single cost containment effort by itself would most likely not significantly impact our results, we cannot give any assurances that we will be successful in implementing cost reductions and maintaining a competitive cost structure.

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

We face the challenge of accurately aligning our capacity with our demand.

We can experience capacity constraints and longer lead times for certain products in times of growing demand while we can also experience idle capacity as economies slow or demand for certain products decline.  Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations.  We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business.  However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins.  If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.

The manufacture of many of our products is an exacting and complex process.  Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure.  Because of the time required to develop and maintain manufacturing facilities, an alternative manufacturer may not be available on a timely basis to replace such production capacity.  Any of these manufacturing problems could result in significant costs and liability, as well as negative publicity and damage to our reputation that could reduce demand for our products.

Quality problems with our products could harm our reputation, erode our competitive advantage and could result in warranty claims and additional costs.

Quality is important to us and our customers, and our products are held to high quality and performance standards.  In the event our products fail to meet these standards, our reputation could be harmed, which could damage our competitive advantage, causing us to lose customers and resulting in lower revenues.  We generally allow customers to return defective or damaged products for credit, replacement or exchange.  We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship.  We reserve for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.  However, these reserves may not be adequate to cover future warranty claims and additional warranty costs or inventory write-offs may be incurred which could harm our operating results.

Our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations.

We are dependent on various information technologies throughout our company to administer, store and support multiple business activities.  Disruptions or cybersecurity attacks, such as unauthorized access, malicious software and other intrusions may lead to exposure of proprietary and confidential information as well as potential data corruption.  Any intrusion may cause operational stoppages, diminished competitive advantages through reputational damages and increased operational costs.  We are committed to a multi-year enterprise resource planning system implementation along with the standardization of our business systems.  This endeavor will occupy additional resources, diverting attention from other operational activities, and may cause our information systems to not perform as expected.  While we expect to invest significant resources throughout the planning and project management process, unanticipated delays could occur.

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

Future acquisitions could result in debt, dilution, liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.  In addition, any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

Our international sales and operations are subject to a variety of market and financial risks and costs that could affect our profitability and operating results.

We do business around the world and are continuing our strategy of global expansion.  Our international sales are primarily to customers in Europe, Canada and Asia.  In addition, our manufacturing operations, suppliers and employees are located in many places around the world.  The future success of our business depends in large part on growth in our sales in non-U.S. markets.  Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.

Foreign currency exchange rates may adversely affect our financial statements.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements.  Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices.  Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas.  Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.  The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business.

Our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements.  In addition, our international operations are governed by various U.S. laws and regulations, including Foreign Corrupt Practices Act and other similar laws that prohibit us and our business partners from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business.  Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results and financial condition.

We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and subsidiaries.  In certain circumstances, export control and economic sanctions regulations or embargos may prohibit the export of certain products, services and technologies.  In other circumstances, we may be required to obtain an export license before exporting the controlled item.  Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products.  For example, the U.S. Securities and Exchange Commission has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries.  These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the cost of materials used in our products.  Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

Our ability to service our indebtedness depends on our financial performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors.  Some of these factors are beyond our control.  Our debt level and related debt service obligations can have negative consequences, including requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; reducing our flexibility in planning for or reacting to changes in our business and market conditions; and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. In addition, certain of our indebtedness will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures.  We may incur significantly more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.

Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, acquire other businesses and impose various other restrictions.  If we breach any of the covenants and do not obtain a waiver from the lenders, the outstanding indebtedness could be declared immediately due and payable.  If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and other expenses.  Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Economic and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

To date, we have been able to access debt and equity financing that has allowed us to make investments in growth opportunities and fund working capital requirements.  In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk.  Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives.  An interruption in our access to external financing or financial transactions to hedge risk could affect our business prospects and financial condition.

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

These intangible assets consist primarily of goodwill, customer lists, trade names and patented technology arising from our acquisitions.  Goodwill is not amortized, but is tested annually or upon the occurrence of certain events which indicate that the assets may be impaired.  Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired.  We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets.  In addition, intangible assets with definite lives will continue to be amortized.  Amortization expenses relating to these intangible assets will continue to reduce our future earnings.

Failure of our internal control over financial reporting could limit our ability to report our financial results accurately and timely or prevent fraud.

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

Unforeseen exposure to additional income tax liabilities may affect our operating results.

Our distribution of taxable income is subject to domestic and, as a result of our significant manufacturing and sales presence in foreign countries, foreign tax jurisdictions.  Our effective tax rate and earnings may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in reinvested foreign earnings, alterations to tax regulations or interpretations and outcomes of any audits performed on previous tax returns.

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.

We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition matters, as well as regulatory investigations or enforcement.  We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses.  These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief.  The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements.  Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses.  We estimate loss contingencies and establish reserves based on our assessment where liability is deemed probable and reasonably estimable given the facts and circumstances known to us at a particular point in time.  Subsequent developments may affect our assessment and estimates of the loss contingencies recorded as liabilities.  We cannot guarantee that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation.

Our business is subject to environmental regulations that could be costly to comply with.

Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and hazardous chemicals and other materials used in, and hazardous waste produced by the manufacturing of our products.  Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities.  Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal or transportation of our products may be imposed that may result in higher costs or lower operating results.  In addition, we cannot predict the effect that additional or modified environmental regulations may have on us or our customers.

We face the potential harms of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.

Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability.  Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 6, 2015.  At the annual meeting, the stockholders of the Company (i) elected the seven director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers, (iii) and ratified the appointment of EKS&H LLLP as the Company’s independent registered public accounting firm for the 2015 fiscal year.

The results of the voting for the seven director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non-votes
Richard D. Federico	5,325,391	174,114	58,084	2,664,087
Gerald J. Laber	5,298,652	204,191	54,746	2,664,087
Alexis P. Michas	5,279,207	178,127	100,255	2,664,087
Richard D. Smith	5,080,728	406,910	69,951	2,664,087
James J. Tanous	5,320,676	181,006	55,907	2,664,087
Richard S. Warzala	5,330,931	172,781	53,877	2,664,087
Michael R. Winter	5,265,371	181,688	110,530	2,664,087

The results for the advisory vote on executive compensation were as follows:

For	Against	Abstentions	Broker Non-Votes
5,234,172	274,187	49,230	2,664,087

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2015 fiscal year were as follows:

For	Against	Abstentions
8,185,900	23,380	12,396

Item 6.         Exhibits

(a)                           Exhibits

10.1            Amended and Restated Credit Agreement, dated as of April 29, 2015, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent and the lenders party (filed herewith).

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 6, 2015	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer