Form 10-Q
period 2015-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2015-08-06
CIK 46129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Number of Shares of the only class of Common Stock outstanding:  9,290,895 as of August 6, 2015

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$11,336	$13,113
Trade receivables, net of allowance for doubtful accounts of $615 and $367 at June 30, 2015 and December 31, 2014, respectively	32,571	27,745
Inventories, net	25,998	25,371
Deferred income taxes	1,388	1,888
Prepaid expenses and other assets	3,277	2,667
Total Current Assets	74,570	70,784
Property, plant and equipment, net	36,173	37,041
Deferred income taxes	2,515	2,723
Intangible assets, net	31,327	32,791
Goodwill	17,840	18,303
Other long term assets	4,395	3,998
Total Assets	$166,820	$165,640
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	9,884	7,723
Accounts payable	16,754	15,510
Accrued liabilities	9,861	12,330
Income taxes payable	785	393
Total Current Liabilities	37,284	35,956
Long-term debt	63,375	67,125
Deferred income taxes	1,129	1,299
Deferred compensation arrangements	2,788	2,167
Pension and post-retirement obligations	3,078	3,142
Total Liabilities	107,654	109,689
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,291 and 9,213 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	26,329	25,129
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	42,141	36,505
Accumulated other comprehensive income (loss)	(9,304)	(5,683)
Total Stockholders’ Equity	59,166	55,951
Total Liabilities and Stockholders’ Equity	$166,820	$165,640

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$60,479	$62,069	$120,059	$122,504
Cost of goods sold	42,492	43,501	84,572	86,844
Gross margin	17,987	18,568	35,487	35,660
Operating costs and expenses:
Selling	2,063	2,232	4,271	4,342
General and administrative	5,822	6,709	11,375	12,925
Engineering and development	3,707	3,472	7,153	6,989
Amortization of intangible assets	660	670	1,322	1,348
Total operating costs and expenses	12,252	13,083	24,121	25,604
Operating income	5,735	5,485	11,366	10,056
Other expense (income):
Interest expense	1,511	1,649	3,026	3,287
Other (expense) income, net	(19)	53	(285)	(299)
Total other expense, net	1,492	1,702	2,741	2,988
Income before income taxes	4,243	3,783	8,625	7,068
Provision for income taxes	(1,118)	(1,090)	(2,524)	(2,227)
Net income	$3,125	$2,693	$6,101	$4,841

Basic earnings per share:
Earnings per share	$0.34	$0.29	$0.66	$0.53
Basic weighted average common shares	9,264	9,152	9,225	9,136
Diluted earnings per share:
Earnings per share	$0.34	$0.29	$0.66	$0.53
Diluted weighted average common shares	9,264	9,152	9,225	9,136

Net income	$3,125	$2,693	$6,101	$4,841

Foreign currency translation adjustment	917	(332)	(3,562)	(325)
Change in accumulated income (loss) on derivatives	41	(89)	(59)	(98)
Comprehensive income	$4,083	$2,272	$2,480	$4,418

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$6,101	$4,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,665	3,481
Deferred income taxes	555	575
Stock compensation expense	926	768
Other	269	1,465
Changes in operating assets and liabilities:
Trade receivables	(5,975)	(4,979)
Inventories, net	(1,514)	(1,488)
Prepaid expenses and other assets	(666)	593
Accounts payable	1,757	1,173
Accrued liabilities	(1,519)	(71)
Net cash provided by operating activities	3,599	6,358

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,708)	(1,571)
Proceeds related to working capital adjustment on acquisition	—	1,399
Net cash used in investing activities	(2,708)	(172)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	1,398	(2,591)
Principal payments of long-term debt	(3,000)	(2,500)
Dividends paid to stockholders	(465)	(499)
Stock transactions under employee benefit stock plans	223	304
Net cash used in financing activities	(1,844)	(5,286)
Effect of foreign exchange rate changes on cash	(824)	(83)
Net (decrease) increase in cash and cash equivalents	(1,777)	817
Cash and cash equivalents at beginning of period	13,113	10,171
Cash and cash equivalents at end of period	$11,336	$10,988

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

Reclassification

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2015 presentation.

2.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	June 30,	December 31,
	2015	2014
Parts and raw materials	$23,220	$21,573
Work-in-process	2,953	2,924
Finished goods	3,369	4,403
	29,542	28,900
Less reserves	(3,544)	(3,529)
Inventories, net	$25,998	$25,371

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

3.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	June 30,	December 31,
	2015	2014
Land	$974	$996
Building and improvements	9,487	9,324
Machinery, equipment, tools and dies	37,275	37,426
Furniture, fixtures and other	7,913	6,778
	55,649	54,524
Less accumulated depreciation	(19,476)	(17,483)
Property, plant and equipment, net	$36,173	$37,041

Depreciation expense was approximately $1,198 and $1,123 for the quarters ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, depreciation expense was $2,343 and $2,133, respectively.

4.              GOODWILL

The change in the carrying amount of goodwill for the quarter ended June 30, 2015 and year ended December 31, 2014 is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Beginning balance	$18,303	$20,233
Acquisition adjustments	—	(1,223)
Effect of foreign currency translation	(463)	(707)
Ending balance	$17,840	$18,303

5.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2015			December 31, 2014
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,184	$(6,742)	$27,442	$34,379	$(5,801)	$28,578
Trade name	10 years	4,775	(1,601)	3,174	4,775	(1,409)	3,366
Design and technologies	8 - 10 years	2,224	(1,532)	692	2,425	(1,598)	827
Patents		24	(5)	19	24	(4)	20
Total		$41,207	$(9,880)	$31,327	$41,603	$(8,812)	$32,791

Amortization expense for intangible assets was $660 and $670 for the quarters ending June 30, 2015 and 2014, respectively; and $1,322 and $1,348 for the six months ended June 30, 2015 and 2014, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated future intangible asset amortization expense as of June 30, 2015 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$1,323
2016	2,645
2017	2,645
2018	2,645
2019	2,645
Thereafter	19,424
Total estimated amortization expense	$31,327

6.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2015, 74,714 shares of unvested restricted stock were awarded at a weighted average market value of $27.59.  Of the restricted shares granted, 41,792 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2015:

Number of shares
Outstanding at beginning of period	487,678
Awarded	74,714
Vested	(140,465)
Forfeited	(6,700)
Outstanding at end of period	415,227

Compensation expense, net of forfeitures of $502 and $388 was recorded for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, stock compensation expense, net of forfeitures, of $926 and $768 was recorded, respectively.

7.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation and fringe benefits	$6,676	$9,696
Warranty reserve	761	786
Other accrued expenses	2,424	1,848
	$9,861	$12,330

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

		June 30, 2015	December 31, 2014
Current Borrowings
Revolving Credit Facility		$1,000	$—
China Credit Facility (6.4% at June 30, 2015)		1,759	1,348
Term Loan, current portion, (2.2% at June 30, 2015)	(1)	7,125	6,375
Current borrowings		$9,884	$7,723

Long-term Debt
Term Loan, noncurrent (2.2% at June 30, 2015)	(1)	$33,375	$37,125
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)		30,000	30,000
Long-term debt		$63,375	$67,125

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

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2015 for the Senior Credit Facilities were $42,600.  At June 30, 2015, there was approximately $14,000 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at June 30, 2015.

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

Other

The Company has a China Credit Facility that provides credit of approximately $1,970 (Chinese Renminbi (‘‘RMB’’) 12,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2015 was $1,660 (RMB 10,100).  At June 30, 2015, there was approximately $210 (RMB 1,290) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Maturities of long-term debt as of June 30, 2015 are as follows (in thousands):

Total
Remainder of 2015	$6,134
2016	8,219
2017	10,374
2018	18,532
2019	30,000
Total	$73,259

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,124	$—	$—
Other long term assets	2,783	—	—
Interest rate swaps	—	(61)	—

	December 31, 2014
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,095	$—	$—
Other long term assets	2,162	—	—
Interest rate swaps	—	(2)	—

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of June 30, 2015 the amount hedged was $21,000.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the second quarter of 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the three and six months ended June 30, 2015 and June 30, 2014, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $138 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2015 (in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest Rate Swaps	Accrued liabilities	$(61)	$(2)
	Total Liabilities	$(61)	$(2)

The effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
Derivative	For the three months ended June 30,		For the six months ended June 30,
Instruments	2015	2014	2015	2014
Interest Rate Swaps	$(9)	$(148)	$(160)	$(216)

Statement of	Net reclassification from AOCI into income (effective portion)
earnings	For the three months ended June 30,		For the six months ended June 30,
classification	2015	2014	2015	2014
Interest expense	$(50)	$58	$(101)	$116

Statement of	Amount recognized in income (ineffective portion and amount excluded from effectiveness testing)
earnings	For the three months ended June 30,		For the six months ended June 30,
classification	2015	2014	2015	2014
Other (expense)	$—	$—	$—	$—

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

The Company has net operating loss and tax credit carryforwards in certain foreign jurisdictions expiring in 2015 through 2017.  The amount of related deferred tax assets considered realizable is subject to adjustment if estimates of future taxable income are changed.  During 2015 and 2014, the Company updated its estimates regarding future taxable income in foreign jurisdictions, and changed its estimates of the related valuation allowance on the deferred tax assets.  The estimate of the effective tax rate was updated accordingly.  During the quarter ended June 30, 2015, the Company recorded a discrete tax benefit of $104 for the effect of a change in valuation allowance due to a change in judgement about the realizability of the related deferred tax asset in future years.

The effective income tax rate as a percentage of income before income taxes was 26.3% and 29.3% for the three and six months ended June 30, 2015, respectively and 28.8% and 31.5% for the three and six months ended June 30, 2014, respectively.  The effective tax rate for the three and six months of 2015 and the three and six months of 2014 is lower than the statutory rate primarily due to differences in state and foreign tax rates and changes in the estimated valuation allowance.  The effective tax rate for the three and six months of 2015 is lower than that for 2014 primarily due to changes in the estimated valuation allowance.

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

	June 30, 2015	December 31, 2014
Warranty reserve at beginning of the year	$786	$629
Provision	26	234
Warranty expenditures	(32)	(40)
Effect of foreign currency translation	(19)	(37)
Warranty reserve at end of the period	$761	$786

Operating Leases

The Company is party to various operating leases for buildings, equipment and software.  Estimated future operating lease expense is as follows (in thousands):

Lease Expense
Remainder of 2015	$815
2016	1,776
2017	1,242
2018	1,055
2019	726
Thereafter	2,362
Total	$7,976

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

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the three months ended June 30, 2015 and 2014 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2015	$(853)	$(102)	$(9,307)	$(10,262)
Unrealized loss on cash flow hedges	—	(9)	—	(9)
Amounts reclassified from AOCI	—	50	—	50
Foreign currency translation gain	—	—	917	917
At June 30, 2015	$(853)	$(61)	$(8,390)	$(9,304)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2014	$(190)	$32	$780	$622
Unrealized loss on cash flow hedges	—	(148)	—	(148)
Amounts reclassified from AOCI	—	59	—	59
Foreign currency translation loss	—	—	(332)	(332)
At June 30, 2014	$(190)	$(57)	$448	$201

Accumulated Other Comprehensive Income for the six months ended June 30, 2015 and 2014 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2014	$(853)	$(2)	$(4,828)	$(5,683)
Unrealized loss on cash flow hedges	—	(160)	—	(160)
Amounts reclassified from AOCI	—	101	—	101
Foreign currency translation loss	—	—	(3,562)	(3,562)
At June 30, 2015	$(853)	$(61)	$(8,390)	$(9,304)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2013	$(190)	$41	$773	$624
Unrealized loss on cash flow hedges	—	(215)	—	(215)
Amounts reclassified from AOCI	—	117	—	117
Foreign currency translation loss	—	—	(325)	(325)
At June 30, 2014	$(190)	$(57)	$448	$201

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

14.       PENSION AND POSTRETIREMENT PLANS

The expenses that the Company records for its pension and other postretirement benefit pension plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions and health care trend rates.  Significant unfavorable changes in these factors would increase its expenses.  The Company’s pension plan assets consist primarily of equity and fixed income securities.  If the performance of investments in the plan does not meet the Company’s assumptions, the excess obligation may increase and the Company may have to record additional costs and/or contribute additional funds to the pension plan.  An increase in pension expenses and contributions could decrease the Company’s cash available to pay its outstanding obligations as well as impact net income.

The Company’s postretirement plan is unfunded.  Expense is recorded as employees render the services necessary to earn the benefits.  The expenses are based on estimates including health care cost increases, retirement and mortality.  Actual results may vary materially from estimates which could result in an increase to the Company’s expense and a decrease in its net income.

Pension Plan

Motor Products - Owosso has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

Components of net periodic pension expense included in the condensed consolidated statements of operations and comprehensive income for the three and six months ending June 30, 2015 and 2014 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$27	$21	$53	$42
Interest cost	68	66	136	133
Expected return on assets	(82)	(85)	(163)	(170)
Amortization of net loss	48	11	95	22
Net periodic pension expense	$61	$13	$121	$27

The Company expects to contribute approximately $166 to the Pension Plan during 2015.  For the three and six months ended June 30, 2015 there were $35 and $95, respectively of cash contributions made to the plan.  Benefits expected to be paid from the Pension Plan during 2015 are $309.  For the three and six months ended June 30, 2015 there were benefit payments paid to participants of $70 and $140, respectively.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Components of net periodic postretirement benefit income included in the condensed consolidated statements of operations and comprehensive income for the quarters ending June 30, 2015 and 2014 are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$2	$2	$5	$4
Interest cost	13	14	25	29
Amortization of net gain	(18)	(19)	(36)	(39)
Amortization of prior service cost	(3)	(3)	(6)	(6)
Net postretirement benefit	$(6)	$(6)	$(12)	$(12)

Benefit payments for the Post Retirement Welfare Plan during 2015 are expected to be $51.

15.       DIVIDENDS PER SHARE

The Company declared and paid a quarterly dividend of $0.025 per share in the each of the first and second quarters of 2015 and 2014.  Total dividends paid in the first six months of 2015 and 2014 were $465 and $499, respectively.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended and as of June 30,		For the six months ended and as of June 30,
	2015	2014	2015	2014
Revenues derived from foreign subsidiaries	$20,791	$22,065	$39,732	$42,417

Identifiable assets were $58,611 and $57,386 as of June 30, 2015 and December 31, 2014, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Sales to customers outside of the United States by all subsidiaries were $21,714 and $22,285 during the quarters ended June 30, 2015 and 2014, respectively; and $41,459 and $43,915 for the six months ended June 30, 2015 and 2014, respectively.

During the three and six months ended June 30, 2015, two customers accounted for 34% of total revenues and 32% of trade receivables.  During the three and six months ended June 30, 2014, three customers accounted for 33% of total revenues and 42% of trade receivables.

17.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

Effective January 1, 2015, we adopted Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” which eliminates from GAAP the concept of extraordinary items.  However, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence was retained.  We adopted the updated guidance prospectively.  The adoption of this update concerns presentation and disclosure only as it relates to the Company’s condensed consolidated financial statements.

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

Recently issued accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost.  An entity should measure inventory within the scope of the standard at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The standard is effective for fiscal years beginning after December 15, 2016.  ASU 2015-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted for financial statements that have not been previously issued.  ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  The Company has not yet selected a transition method, or determined the effect of the standard on its ongoing financial reporting.

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

Amounts in thousands, except per share data

2nd Quarter Overview

The Company delivered earnings per share of $0.34 for second quarter 2015 compared to $0.29 per share for second quarter 2014 with a 3% decline in revenues.  The strength of the U.S. dollar against foreign currencies continued to have an impact on the reported results of the second quarter as well as for the year. Without the strengthening of the US dollar, revenues for the second quarter of 2015 would have increased 5% and fully diluted earnings per share would have increased 30% compared to the same quarter in 2014, as measured in constant currency.  Year to date, revenues would have increased 6% and fully diluted earnings per share would have increased 39% as compared to the same period in 2014.

For the second quarter 2015, we experienced growth in our Aerospace and Defense, Medical and Electronics markets.  Our Vehicle market was flat, and our Industrial and Distribution markets were down.  Our pipeline of new opportunities continues to expand with an increasing number offered as multi-product solutions driven through our Solution Centers.  As we move forward into the future, we believe the long term success of our Company will be further enhanced by executing our strategy and leveraging our full capabilities to design innovative “Motion Solutions That Change the Game” and meet the current and emerging needs of our customers in our served markets.

Revenues for the quarter ended June 30, 2015 decreased 3% from June 30, 2014.  The overall decrease in revenue was due to a 5% volume increase, offset by an 8% unfavorable currency impact.

The strengthening of the U.S. dollar against foreign currencies during the second quarter of 2015 also continued to impact reported bookings when compared to the prior year.  Bookings for the quarter ended June 30, 2015 of $64,523 were 2% higher compared to June 30, 2014 bookings of $63,474.  The increase in bookings is comprised of 10% from volume increases offset by 8% related to foreign currency.  Backlog as of June 30, 2015 was $75,605 compared to $75,065 as of December 31, 2014, respectively.

From a Cash Flow perspective, our debt net of cash position increased by $188 to $61,923 at June 30, 2015 from December 31, 2014.  We declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during the second quarter of 2015.  Dividends to shareholders for the trailing twelve months were $0.10 per share, or a dividend payout ratio of 6% when compared to the earnings per share of $1.64.

Operating Results

Quarter Ended June 30, 2015 compared to Quarter Ended June 30, 2014

	For the quarter ended		Increase
	June 30,		(decrease)
(in thousands)	2015	2014	$	%
Revenues	$60,479	$62,069	$(1,590)	(3)%
Cost of products sold	42,492	43,501	(1,009)	(2)%
Gross margin	17,987	18,568	(581)	(3)%
Gross margin percentage	30%	30%
Operating costs and expenses:
Selling	2,063	2,232	(169)	(8)%
General and administrative	5,822	6,709	(887)	(13)%
Engineering and development	3,707	3,472	235	7%
Amortization of intangible assets	660	670	(10)	(1)%
Total operating costs and expenses	12,252	13,083	(831)	(6)%
Operating income	5,735	5,485	250	5%
Interest expense	1,511	1,649	(138)	(8)%
Other income	(19)	53	(72)	(136)%
Total other expense (income)	1,492	1,702	(210)	(12)%
Income before income taxes	4,243	3,783	460	12%
Provision for income taxes	(1,118)	(1,090)	(28)	3%
Net Income	$3,125	$2,693	$432	16%

NET INCOME:  Net income increased in 2015 from 2014 primarily due to increased volume offset by unfavorable currency exchange.  Pre-tax net income increased 25% due to volume offset by unfavorable foreign currency exchange of 13%.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $7,612 for the second quarter of 2015 compared to $7,225 for the same quarter last year.  Adjusted EBITDA was $8,114 and $7,613 for the second quarter of 2015 and 2014, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, we experienced growth in our Aerospace and Defense, Medical and Electronics markets.  Our Vehicle market was flat, and our Industrial and Distribution markets were down.

The 3% decrease in sales in the second quarter of 2015 is primarily due to foreign currency.  64% of our sales for the quarter were to US customers with the remaining 36% of our sales to customers primarily in Europe, Canada and Asia.  The 3% decrease in sales in the second quarter of 2015 reflected a 5% volume increase offset by an 8% unfavorable currency impact.

ORDER BACKLOG:  Bookings for the quarter ended June 30, 2015 were $64,523 compared to last year’s bookings of $63,474.  Backlog as of June 30, 2015 was $75,605 compared to $80,777 as of June 30, 2014.

GROSS MARGIN:  Gross margin as a percentage of revenues was 30% for the quarters ended June 30, 2015 and 2014.

SELLING EXPENSES:  Selling expenses decreased in the second quarter of 2015 compared to the same period in 2014.  Selling expenses as a percentage of revenues were 3% and 4% in the second quarter of 2015 and 2014, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses declined by 13% in the second quarter 2015 from the second quarter 2014 due to reserves made in 2014 related to a pricing dispute that was settled in the fourth quarter of 2014 along with reduced expenditures in 2015 for incentive compensation, consulting costs, company meetings and recruiting.  As a percentage of revenues, general and administrative expenses decreased to 10% for the period ended June 30, 2015 compared to 11% for the same period in 2014.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 7% in the second quarter of 2015 compared to the same quarter last year.  A development project at one of our European locations was only in the start-up phase in the second quarter of 2014.  In 2015 there have been additional costs incurred for consultants, prototypes, tooling, etc.  As a percentage of revenues, engineering and development expenses were 6% for both the second quarter of 2015 and 2014.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was comparable between the second quarters of 2015 and 2014.  The slight decline is the result of foreign currency impacts on amortization at our foreign locations.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 26.3% and 28.8% in the second quarter 2015 and 2014, respectively.  The effective tax rate for the second quarter of 2015 and 2014 is lower than the statutory rate primarily due to differences in state and foreign tax rates and changes in the estimated valuation allowance.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

	For the six months ended		Increase
	June 30,		(decrease)
(in thousands)	2015	2014	$	%
Revenues	$120,059	$122,504	$(2,445)	(2)%
Cost of products sold	84,572	86,844	(2,272)	(3)%
Gross margin	35,487	35,660	(173)	(0)%
Gross margin percentage	30%	29%
Operating costs and expenses:
Selling	4,271	4,342	(71)	(2)%
General and administrative	11,375	12,925	(1,550)	(12)%
Engineering and development	7,153	6,989	164	2%
Amortization of intangible assets	1,322	1,348	(26)	(2)%
Total operating costs and expenses	24,121	25,604	(1,483)	(6)%
Operating income	11,366	10,056	1,310	13%
Interest expense	3,026	3,287	(261)	(8)%
Other income	(285)	(299)	14	(5)%
Total other expense (income)	2,741	2,988	(247)	(8)%
Income before income taxes	8,625	7,068	1,557	22%
Provision for income taxes	(2,524)	(2,227)	(297)	13%
Net Income	$6,101	$4,841	$1,260	26%

NET INCOME:  Net income increased in 2015 from 2014 primarily due to increased volume offset by unfavorable currency exchange.  Pre-tax net income increased 36% due to volume offset by unfavorable foreign currency exchange of 14%.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $15,316 for 2015 compared to $13,836 for 2014.  Adjusted EBITDA was $16,242 and $14,604 for 2015 and 2014, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the year to date, we experienced growth in our Aerospace and Defense, Medical and Electronics markets.  Our Vehicle market was flat, while our Industrial and Distribution markets were down.

The 2% decrease in sales in 2015 is primarily due to foreign currency.  65% of our sales for 2015 were to US customers with the remaining 35% of our sales to customers primarily in Europe, Canada and Asia.  The overall decrease in revenue was due to a 6% volume increase, offset by an 8% unfavorable currency impact.

ORDER BACKLOG:  Bookings 2015 were $122,666 compared to last year’s bookings of $127,868.  The decrease in bookings of 4% was due to a 4% volume increase, offset by an 8% currency impact. As noted above, backlog as of June 30, 2015 was $75,605 compared to $80,777 as of June 30, 2014.

GROSS MARGIN:  Gross margin as a percentage of revenues was 30% and 29% for 2015 and 2014, respectively.  The increase in margin is primarily due to changes in sales mix (increased portion of sales of higher margin business offset partially by a decreased proportion of sales in lower margin business).

SELLING EXPENSES:  Selling expenses for 2015 were flat with the same period of 2014.  Selling expenses as a percentage of revenues were 4% in 2015 and 2014, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses decreased by 12% in 2015 from 2014 due to reserves made in 2014 related to a pricing dispute that was settled in the fourth quarter of 2014.  Also, 2015 expenditures for consulting, relocation and company meetings have been lower than in 2014.  As a percentage of revenues, general and administrative expenses decreased to 9% for 2015 compared to 11% for 2014.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses were relatively flat during 2015 compared to 2014.  As a percentage of revenues, engineering and development expenses on a year to date basis were 6% for both 2015 and 2014.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was comparable in 2015 and 2014.

INCOME TAXES:  The year to date effective income tax rate as a percentage of income before income taxes was 29.3% and 31.5% in 2015 and 2014, respectively.  The year to date effective tax rate for 2015 and 2014 is lower than the statutory rate primarily due to differences in state and foreign tax rates and changes in the estimated valuation allowance.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income as reported	$3,125	$2,693	$6,101	$4,841
Interest expense	1,511	1,649	3,026	3,287
Provision for income tax	1,118	1,090	2,524	2,227
Depreciation and amortization	1,858	1,793	3,665	3,481
EBITDA	7,612	7,225	15,316	13,836
Stock compensation expense	502	388	926	768
Adjusted EBITDA	$8,114	$7,613	$16,242	$14,604

Constant Currency Presentation

The Company believes constant currency information provides valuable supplemental information that facilitates period-to-period comparisons of the company’s business performance.  The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates for entities reporting in currencies other than US dollars.  Constant currency results are calculated by translating current period results in local currency using the prior year’s currency conversion rate.

	For the three months ended			For the six months ended
	June 30, 2015		June 30, 2014	June 30, 2015		June 30, 2014
	$ in thousands	% increase (decrease) compared to prior year amounts	$ in thousands	$ in thousands	% increase (decrease) compared to prior year amounts	$ in thousands
Revenues
2015 revenues, as reported	$60,479	-3%	$62,069	$120,059	-2%	$122,504
Currency impact	5,031	8%	—	9,407	8%	—
2015 revenues, at 2014 exchange rates	$65,510	5%	$62,069	$129,466	6%	$122,504

Net income
2015 net income, as reported	$3,125	16%	$2,693	$6,101	26%	$4,841
Currency impact	366	14%	—	677	14%	—
2015 net income, at 2014 exchange rates	$3,491	30%	$2,693	$6,778	40%	$4,841

Earnings per share
2015 earnings per share, as reported	$0.34	16%	$0.29	$0.66	25%	$0.53
Currency impact	0.04	14%	—	0.07	14%	—
2015 earnings per share, at 2014 exchange rates	$0.38	30%	$0.29	$0.73	39%	$0.53

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $1,777, to a balance of $11,336 at June 30, 2015 from December 31, 2014.

During the first six months of 2015, operations provided $3,599 in cash compared to $6,358 of cash provided during the same period in 2014.  The decrease in cash provided is primarily due to an increase in working capital needs, primarily accrued liabilities and trade receivables.  The increased use of cash for accrued liabilities in 2015 is primarily related to higher incentive compensation for 2014 paid out in 2015 compared to 2013 amounts paid in 2014.

Net cash used in investing activities was $2,708 for 2015 compared to $172 for 2014.  The increase in cash used is primarily due to the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the second quarter of 2014.  During 2015, purchases of property and equipment were $2,708 compared to $1,571 for 2014.

Net cash used in financing activities was $1,844 for 2015 compared to $5,286 for 2014.

During the six months ended June 30, 2015, we made payments of $3,000 for our Term Loan obligation, and we had $1,000 of borrowings on our Revolving Credit Facility.  At June 30, 2015, we had $71,500 in obligations under the Credit Agreement and the Note Agreement.  Refer to Note 6 of the Unaudited Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit and Note Agreements.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at June 30, 2015.

As of June 30, 2015, the amount available to borrow under the Credit Agreement was $14,000.

The average China Facility balance for year to date 2015 was $1,660 (RMB 10,100).  There were $410 (2,400 RMB) of additional borrowings during 2015.  At June 30, 2015, there was approximately $210 (RMB 1,290) available under the facility.

During the quarter ended June 30, 2015, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of June 30, 2015 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period *
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$7,976	$1,703	$2,657	$1,496	$2,120
Debt Obligations (1)	73,259	9,884	20,029	43,346	—
Interest on Debt (2)	21,816	5,315	9,893	6,608	—
Total	$103,051	$16,902	$32,579	$51,450	$2,120

(1)         Amounts represent our debt obligations as of June 30, 2015.  For more information on our debt obligations, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Report under Item 1.

(2)         Amounts represent the estimated interest payments based on the principal amounts and applicable interest rates on the debt at June 30, 2015.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,200 on our second quarter sales and $3,800 on our year to date sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the three and six months ended June 30, 2015 decreased sales in comparison to the same periods in 2014 by approximately $5,000 and $9,400, respectively.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $920 for the second quarter 2015 and a loss of $3,560 for the year to date 2015.  The translation adjustment was a loss of $324 for the second quarter 2014 and a loss of $317 for the year to date 2014.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to a loss of $44 and $81 for the second quarter of 2015 and 2014, respectively.  For the year to date 2015, a $148 gain has been recognized in Other income, net compared to a $40 loss for 2014.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,200 on our foreign net assets as of June 30, 2015.

Interest Rates

Interest rates on our Credit Facility are based on the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.0%).  The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at maturity.  This swap is accounted for as a cash flow hedge.  Refer to Note 7 of the Unaudited Notes to Condensed Consolidated Financial Statements for information about our derivative financial instruments.

As of June 30, 2015, we had $42,000 outstanding under the Term Loan, of which $21,000 million is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $21,000 of unhedged floating rate debt outstanding at June 30, 2015 would have an impact of approximately $50 on our interest expense.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Transition of enterprise resource planning system

During the first quarter of 2015, the Company completed the process of installing an Enterprise Resource Planning (“ERP”) system at one of its locations the U.S. and one in Sweden as part of a phased implementation schedule.  During the second quarter of 2015, the Company completed the process of installing an ERP system at one of its locations in China. The implementation of this ERP system involves changes in the Company’s procedures for internal control over financial reporting.  The Company follows a system implementation life cycle process that requires significant pre-implementation planning, design and testing.  The Company also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are designed and operating effectively.  The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of this ERP system.

PART II.                                             OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Form 10-Q for the quarterly period ended March 31, 2015.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the March 2015 Quarterly Report on Form 10-Q which are incorporated herein by reference and made a part hereof.

Item 5.  Other Information

None.

Item 6.         Exhibits

(a)                           Exhibits

10.1            Amended and Restated Credit Agreement, dated as of April 29, 2015, among Allied Motion Technologies Inc. and Allied Motion Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent and the lenders party.  (Incorporated by          reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015).

10.2            Amendment No. 2 to Note Agreement dated as of June 22, 2015, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto (filed herewith).

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 6, 2015	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Robert P. Maida
Robert P. Maida
Chief Financial Officer