Form 10-Q
period 2015-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2015-11-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the  Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Number of Shares of the only class of Common Stock outstanding:  9,293,396 as of November 5, 2015

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$17,896	$13,113
Trade receivables, net of allowance for doubtful accounts of $605 and $367 at September 30, 2015 and December 31, 2014, respectively	31,315	27,745
Inventories, net	24,513	25,371
Deferred income taxes	1,477	1,888
Prepaid expenses and other assets	3,674	2,667
Total Current Assets	78,875	70,784
Property, plant and equipment, net	35,863	37,041
Deferred income taxes	1,608	2,723
Intangible assets, net	30,683	32,791
Goodwill	17,905	18,303
Other long term assets	4,106	3,998
Total Assets	$169,040	$165,640
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	9,211	7,723
Accounts payable	15,324	15,510
Accrued liabilities	11,519	12,330
Income taxes payable	768	393
Total Current Liabilities	36,822	35,956
Long-term debt	61,500	67,125
Deferred income taxes	1,101	1,299
Deferred compensation arrangements	2,611	2,167
Pension and post-retirement obligations	3,078	3,142
Total Liabilities	105,112	109,689
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,293 and 9,213 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	26,731	25,129
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	46,188	36,505
Accumulated other comprehensive loss	(8,991)	(5,683)
Total Stockholders’ Equity	63,928	55,951
Total Liabilities and Stockholders’ Equity	$169,040	$165,640

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$61,534	$65,280	$181,593	$187,784
Cost of goods sold	42,595	45,668	127,167	132,512
Gross margin	18,939	19,612	54,426	55,272
Operating costs and expenses:
Selling	1,963	2,277	6,234	6,619
General and administrative	5,939	6,172	17,314	19,097
Engineering and development	3,345	3,204	10,498	10,193
Amortization of intangible assets	661	697	1,983	2,045
Total operating costs and expenses	11,908	12,350	36,029	37,954
Operating income	7,031	7,262	18,397	17,318
Other expense (income):
Interest expense	1,504	1,607	4,530	4,895
Other expense, net	(115)	(368)	(400)	(668)
Total other expense, net	1,389	1,239	4,130	4,227
Income before income taxes	5,642	6,023	14,267	13,091
Provision for income taxes	(1,364)	(1,908)	(3,888)	(4,135)
Net income	$4,278	$4,115	$10,379	$8,956

Basic earnings per share:
Earnings per share	$0.46	$0.45	$1.12	$0.98
Basic weighted average common shares	9,266	9,157	9,239	9,143
Diluted earnings per share:
Earnings per share	$0.46	$0.45	$1.12	$0.98
Diluted weighted average common shares	9,266	9,157	9,239	9,143

Net income	$4,278	$4,115	$10,379	$8,956

Foreign currency translation adjustment	400	(3,214)	(3,162)	(325)
Change in accumulated (loss) income on derivatives	(87)	113	(146)	(98)
Comprehensive income	$4,591	$1,014	$7,071	$8,533

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$10,379	$8,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,552	5,382
Deferred income taxes	1,344	993
Stock compensation expense	1,345	1,137
Other	684	2,171
Changes in operating assets and liabilities:
Trade receivables	(4,540)	(11,520)
Inventories, net	(138)	(3,259)
Prepaid expenses and other assets	(1,196)	(138)
Accounts payable	173	4,015
Accrued liabilities	124	115
Net cash provided by operating activities	13,727	7,852

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,693)	(3,153)
Proceeds related to working capital adjustment on acquisition	—	1,399
Net cash used in investing activities	(3,693)	(1,754)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	422	(2,591)
Principal payments of long-term debt	(4,500)	(3,750)
Dividends paid to stockholders	(690)	(629)
Stock transactions under employee benefit stock plans	223	334
Net cash used in financing activities	(4,545)	(6,636)
Effect of foreign exchange rate changes on cash	(706)	(566)
Net increase (decrease) in cash and cash equivalents	4,783	(1,104)
Cash and cash equivalents at beginning of period	13,113	8,371
Cash and cash equivalents at end of period	$17,896	$7,267

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

2.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	September 30,	December 31,
	2015	2014
Parts and raw materials	$21,790	$21,573
Work-in-process	2,741	2,924
Finished goods	3,646	4,403
	28,177	28,900
Less reserves	(3,664)	(3,529)
Inventories, net	$24,513	$25,371

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

3.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	September 30,	December 31,
	2015	2014
Land	$977	$996
Building and improvements	9,520	9,324
Machinery, equipment, tools and dies	37,681	37,426
Furniture, fixtures and other	8,411	6,778
	56,589	54,524
Less accumulated depreciation	(20,726)	(17,483)
Property, plant and equipment, net	$35,863	$37,041

Depreciation expense was approximately $1,226 and $1,204 for the quarters ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, depreciation expense was $3,569 and $3,337, respectively.

4.              GOODWILL

The change in the carrying amount of goodwill for the quarter ended September 30, 2015 and year ended December 31, 2014 is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Beginning balance	$18,303	$20,233
Acquisition adjustments	—	(1,223)
Effect of foreign currency translation	(398)	(707)
Ending balance	$17,905	$18,303

5.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2015			December 31, 2014
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$34,211	$(7,295)	$26,916	$34,379	$(5,801)	$28,578
Trade name	10 years	4,775	(1,697)	3,078	4,775	(1,409)	3,366
Design and technologies	8 - 10 years	2,253	(1,583)	670	2,425	(1,598)	827
Patents		24	(5)	19	24	(4)	20
Total		$41,263	$(10,580)	$30,683	$41,603	$(8,812)	$32,791

Amortization expense for intangible assets was $661 and $697 for the quarters ending September 30, 2015 and 2014, respectively; and $1,983 and $2,045 for the nine months ended September 30, 2015 and 2014, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated future intangible asset amortization expense as of September 30, 2015 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$662
2016	2,648
2017	2,648
2018	2,649
2019	2,649
Thereafter	19,427
Total estimated amortization expense	$30,683

6.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2015, 76,714 shares of unvested restricted stock were awarded at a weighted average market value of $27.37.  Of the restricted shares granted, 41,792 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2015:

Number of shares
Outstanding at beginning of period	487,678
Awarded	76,714
Vested	(140,465)
Forfeited	(6,700)
Outstanding at end of period	417,227

Stock based compensation expense, net of forfeitures of $410 and $370 was recorded for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, stock compensation expense, net of forfeitures, of $1,336 and $1,137 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

7.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation and fringe benefits	$8,036	$9,696
Warranty reserve	762	786
Other accrued expenses	2,721	1,848
	$11,519	$12,330

8.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Current Borrowings
Revolving Credit Facility	$—	$—
China Credit Facility (6.4% at September 30, 2015)	1,711	1,348
Term Loan, current portion, (2.2% at September 30, 2015) (1)	7,500	6,375
Current borrowings	$9,211	$7,723

Long-term Debt
Term Loan, noncurrent (2.2% at September 30, 2015) (1)	$31,500	$37,125
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	30,000	30,000
Long-term debt	$61,500	$67,125

(1)  The effective rate of the Term Loan including the impact of the related hedges is 2.66%.

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

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2015 for the Senior Credit Facilities were $41,733.  At September 30, 2015, there was approximately $15,000 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at September 30, 2015.

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

Other

The Company has a China Credit Facility that provides credit of approximately $1,890 (Chinese Renminbi (‘‘RMB’’) 12,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2015 was $1,680 (RMB 10,140).  At September 30, 2015, there was approximately $180 (RMB 1,130) available under the facility.

Maturities of long-term debt as of September 30, 2015 are as follows (in thousands):

Total
Remainder of 2015	$3,586
2016	8,219
2017	10,374
2018	18,532
2019	30,000
Total	$70,711

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,831	$—	$—
Other long term assets	2,606	—	—
Interest rate swaps	—	(148)	—

	December 31, 2014
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,095	$—	$—
Other long term assets	2,162	—	—
Interest rate swaps	—	(2)	—

10.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of September 30, 2015 the amount hedged was $19,500.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the third quarter of 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $133 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2015 (in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest Rate Swaps	Accrued liabilities	$(148)	$(2)
	Total Liabilities	$(148)	$(2)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the three months ended September 30,		For the nine months ended September 30,
Derivative Instrument	2015	2014	2015	2014
Interest Rate Swaps	$(135)	$57	$(295)	$(158)

	Net reclassification from AOCI into income (effective portion)
Statement of earnings	For the three months ended September 30,		For the nine months ended September 30,
classification	2015	2014	2015	2014
Interest expense	$48	$56	$149	$173

	Amount recognized in income (ineffective portion and amount excluded from effectiveness testing)
Statement of earnings	For the three months ended September 30,		For the nine months ended September 30,
classification	2015	2014	2015	2014
Other (expense)	$—	$—	$—	$—

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

The Company has net operating loss and tax credit carryforwards in certain foreign jurisdictions expiring in 2015 through 2017.  The Company evaluates the future realizability of the tax loss and credit carryforwards considering the anticipated future earnings and tax planning strategies in the foreign jurisdictions.  During 2015 and 2014, the Company updated its estimates regarding the realizability of tax credit carryforwards and updated its effective tax rate accordingly.  Also, during the quarter ended September 30, 2015, the Company recorded a discrete tax benefit of $129 for the effect of a change in valuation allowance due to a change in judgement about the realizability of the related deferred tax asset in future years.  For the nine months ended September 30, 2015, the total discrete benefit amount recorded was $232.

The effective income tax rate as a percentage of income before income taxes was 24.2% and 31.7% for the three months ended September 30, 2015 and 2014, respectively.  The effective income tax rate as a percentage of income before income taxes was 27.3% and 31.6% for the nine months ended September 30, 2015 and 2014, respectively.  The effective tax rate for the three and nine months of 2015 and the three and nine months of 2014 is lower than the statutory rate primarily due to differences in foreign tax rates and changes in the estimated valuation allowance.

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

	September 30, 2015	December 31, 2014
Warranty reserve at beginning of the year	$786	$629
Provision	42	234
Warranty expenditures	(48)	(40)
Effect of foreign currency translation	(18)	(37)
Warranty reserve at end of the period	$762	$786

Operating Leases

The Company is party to various operating leases for buildings, equipment and software.  Estimated future operating lease expense is as follows (in thousands):

Lease Expense
Remainder of 2015	$398
2016	1,776
2017	1,245
2018	1,060
2019	731
Thereafter	2,391
Total	$7,601

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the three months ended September 30, 2015 and 2014 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2015	$(853)	$(61)	$(8,390)	$(9,304)
Unrealized loss on cash flow hedges	—	(135)	—	(135)
Amounts reclassified from AOCI	—	48	—	48
Foreign currency translation gain	—	—	400	400
At September 30, 2015	$(853)	$(148)	$(7,990)	$(8,991)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2014	$(190)	$(57)	$448	$201
Unrealized loss on cash flow hedges	—	57	—	57
Amounts reclassified from AOCI	—	56	—	56
Foreign currency translation loss	—	—	(3,214)	(3,214)
At September 30, 2014	$(190)	$56	$(2,766)	$(2,900)

Accumulated Other Comprehensive Income for the nine months ended September 30, 2015 and 2014 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2014	$(853)	$(2)	$(4,828)	$(5,683)
Unrealized loss on cash flow hedges	—	(295)	—	(295)
Amounts reclassified from AOCI	—	149	—	149
Foreign currency translation loss	—	—	(3,162)	(3,162)
At September 30, 2015	$(853)	$(148)	$(7,990)	$(8,991)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2013	$(190)	$41	$773	$624
Unrealized loss on cash flow hedges	—	(158)	—	(158)
Amounts reclassified from AOCI	—	173	—	173
Foreign currency translation loss	—	—	(3,539)	(3,539)
At September 30, 2014	$(190)	$56	$(2,766)	$(2,900)

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

Components of net periodic pension expense included in the condensed consolidated statements of operations and comprehensive income for the three and nine months ending September 30, 2015 and 2014 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$27	$21	$80	$63
Interest cost	68	66	204	199
Expected return on assets	(82)	(85)	(245)	(255)
Amortization of net loss	48	11	143	33
Net periodic pension expense	$61	$13	$182	$40

The Company expects to contribute approximately $204 to the Pension Plan during 2015.  For the three and nine months ended September 30, 2015, $48 and $156, respectively of cash contributions were made to the plan.  Benefits expected to be paid from the Pension Plan during 2015 are $309.  For the three and nine months ended September 30, 2015 there were benefit payments paid to participants of $70 and $210, respectively.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Components of net periodic postretirement benefit income included in the condensed consolidated statements of operations and comprehensive income for the quarters ending September 30, 2015 and 2014 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$2	$2	$7	$7
Interest cost	13	14	38	43
Amortization of net gain	(18)	(19)	(54)	(59)
Amortization of prior service cost	(3)	(3)	(9)	(9)
Net postretirement benefit	$(6)	$(6)	$(18)	$(18)

Benefit payments for the Post Retirement Welfare Plan during 2015 are expected to be $51.

15.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the each of the first, second and third quarters of 2015 and 2014.  Total dividends declared in the first nine months of 2015 and 2014 were $696 and $690, respectively.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended and as of September 30,		For the nine months ended and as of September 30,
	2015	2014	2015	2014
Revenues derived from foreign subsidiaries	$20,338	$20,697	$60,070	$62,914

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Identifiable foreign assets were $59,001 and $57,386 as of September 30, 2015 and December 31, 2014, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $20,755 and $20,735 during the quarters ended September 30, 2015 and 2014, respectively; and $62,214 and $64,650 for the nine months ended September 30, 2015 and 2014, respectively.

During the three and nine months ended September 30, 2015, two customers accounted for 36% and 34% of total revenues, respectively, and 37% of trade receivables.  During the three and nine months ended September 30, 2014, three customers accounted for 38% and 35% of total revenues, respectively, and 46% of trade receivables.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements.  The risks and uncertainties include those associated with the present economic circumstances in the United States and throughout Europe and Asia, general business and economic conditions in the Company’s motion markets, changes in foreign currency exchange rates, introduction of new technologies, products and competitors, the ability to protect the Company’s intellectual property, the ability of the Company to sustain, manage or forecast its growth and product acceptance, success of new corporate strategies and implementation of defined critical issues designed for growth and improvement in profits, the continued success of the Company’s customers to allow the Company to realize revenues from its order backlog and to support the Company’s expected delivery schedules, the continued viability of the Company’s customers and their ability to adapt to changing technology and product demand, the loss of significant customers or enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise, the ability of the Company to meet the technical specifications of its customers, the continued availability of parts and components, increased competition and changes in competitor responses to the Company’s products and services, changes in government regulations, availability of financing, the ability of the Company’s lenders and financial institutions to provide additional funds if needed for operations or for making future acquisitions or the ability of the Company to obtain alternate financing if present sources of financing are terminated, the ability to attract and retain qualified personnel who can design new applications and products for the motion industry, the ability of the Company to identify and consummate favorable acquisitions to support external growth and new technology, the ability of the Company to successfully integrate an acquired business into the Company’s business model without substantial costs, delays, or problems, the ability of the Company to establish low cost regional manufacturing and component sourcing capabilities, the ability of the Company to control costs, including relocation costs, for the purpose of improving profitability and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report.  The Company’s ability to compete in this market depends upon its capacity to anticipate the need for new products, and to continue to design and market those products to meet customers’ needs in a competitive world.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Amounts in thousands, except per share data

3nd Quarter Overview

The Company delivered earnings per share of $0.46 for third quarter 2015 compared to $0.45 per share for third quarter 2014 with a 6% decline in revenues.  The strength of the U.S. dollar against foreign currencies continued to have an impact on the reported results of the third quarter as well as for the year.  Without the strengthening of the US dollar, revenues for the third quarter of 2015 would have been consistent, and fully diluted earnings per share would have increased 11% compared to the same quarter in 2014, as measured in constant currency.  Year to date, revenues would have increased 4% and fully diluted earnings per share would have increased 26% as compared to the same period in 2014.  Refer to the information included in “Constant Currency Presentation” below for a reconciliation between sales, net income and earnings per share reflected on a constant currency basis to amounts as reported.

For the third quarter 2015, we experienced growth in our Electronics and Medical markets.  Our Aerospace and Defense, Industrial, Distribution and Vehicle markets were down.  While the overall market has not met our improvement expectations during the year, we continue to focus on improving internal operations efficiencies through the utilization of our Allied Systematic Tools.  With strong cash flows and a continually improving debt position, we believe we have the required resources to enhance our growth opportunities through strategic acquisitions in the future.  The long term success of our

Company will be further enhanced by executing our strategy and leveraging our full capabilities to design innovative “Motion Solutions That Change the Game” and meet the current and emerging needs of our customers in our served market segments.

Revenues for the quarter ended September 30, 2015 decreased 6% from September 30, 2014.  The decrease in revenue was due to a 6% unfavorable currency impact with volume remaining consistent compared to the third quarter of 2014.

The strengthening of the U.S. dollar against foreign currencies during the third quarter of 2015 also continued to impact reported bookings when compared to the prior year.  Bookings for the quarter ended September 30, 2015 of $55,115 were 17% lower than the September 30, 2014 bookings of $66,739.  The decrease in bookings is comprised of 12% from reduced volume and 5% related to foreign currency.  Backlog as of September 30, 2015 was $67,820 compared to $75,065 as of December 31, 2014.

From a Cash Flow perspective, our debt net of cash position decreased by $8,920 to $52,815 at September 30, 2015 from December 31, 2014.  We declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during the third quarter of 2015.  Dividends to shareholders for the trailing twelve months were $0.10 per diluted share, or a dividend payout ratio of 6% when compared to the earnings per share of $1.65.

Operating Results

Quarter ended September 30, 2015 compared to quarter ended September 30, 2014

	For the quarter ended		Increase
	September 30,		(decrease)
(in thousands)	2015	2014	$	%
Revenues	$61,534	$65,280	$(3,746)	(6)%
Cost of products sold	42,595	45,668	(3,073)	(7)%
Gross margin	18,939	19,612	(673)	(3)%
Gross margin percentage	31%	30%
Operating costs and expenses:
Selling	1,963	2,277	(314)	(14)%
General and administrative	5,939	6,172	(233)	(4)%
Engineering and development	3,345	3,204	141	4%
Amortization of intangible assets	661	697	(36)	(5)%
Total operating costs and expenses	11,908	12,350	(442)	(4)%
Operating income	7,031	7,262	(231)	(3)%
Interest expense	1,504	1,607	(103)	(6)%
Other income	(115)	(368)	253	(69)%
Total other expense	1,389	1,239	150	12%
Income before income taxes	5,642	6,023	(381)	(6)%
Provision for income taxes	(1,364)	(1,908)	544	(29)%
Net Income	$4,278	$4,115	$163	4%

NET INCOME:  Net income increased in 2015 from 2014 primarily due to product mix and gross margin improvements and was offset by unfavorable currency exchange.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $9,033 for the third quarter of 2015 compared to $9,531 for the same quarter last year.  Adjusted EBITDA was $9,443 and $9,901 for the third quarter of 2015 and 2014, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, we experienced growth in our Electronics and Medical markets while our remaining markets were down.

The 6% decrease in sales in the third quarter of 2015 is primarily due to foreign currency.  66% of our sales for the quarter were to US customers with the remaining 34% of our sales to customers primarily in Europe, Canada and Asia.  The 6% decrease in sales in the third quarter of 2015 reflected consistent volumes offset by a 6% unfavorable currency impact.

ORDER BACKLOG:  Bookings for the quarter ended September 30, 2015 were $55,115 compared to last year’s bookings of $66,739.  Backlog as of September 30, 2015 was $67,820, a 16% decline compared to $80,878 as of September 30, 2014.  The decrease in backlog was the result of reduced volume of 6% and foreign currency impacts of 10%.

GROSS MARGIN:  Gross margin as a percentage of revenues was 31% for the quarter ended September 30, 2015 and 30% for the quarter ended September 30, 2014.  The increase in margin is primarily due to changes in sales mix (increased portion of sales of higher margin business offset partially by a decreased proportion of sales in lower margin business) and improved operational effectiveness.

SELLING EXPENSES:  Selling expenses decreased in the third quarter of 2015 compared to the same period in 2014 due to reduced headcount in 2015 compared to the prior year.  Selling expenses as a percentage of revenues were 3% in the third quarter of 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses declined by 4% in the third quarter 2015 from the third quarter 2014 due to reserves made in 2014 related to a pricing dispute that was settled in the fourth quarter of 2014.  Also, in 2015 there are reduced expenses for incentive compensation, legal and consulting costs.  As a percentage of revenues, general and administrative expenses increased to 10% for the period ended September 30, 2015 compared to 9% for the same period in 2014.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 4% in the third quarter of 2015 compared to the same quarter last year.  A significant development project to meet the future needs of a target market for Allied was only in the start-up phase in the third quarter of 2014.  In 2015 there have been additional costs incurred for consultants, prototypes, tooling, etc.  As a percentage of revenues, engineering and development expenses were 5% for both the third quarter of 2015 and 2014.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was 5% lower in the third quarter of 2015 compared to the third quarter of 2014.  The decline is the result of foreign currency impacts on amortization at our foreign locations.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 24.2% and 31.7% in the third quarter 2015 and 2014, respectively.  The effective tax rate for the third quarter of 2015 and 2014 is lower than the statutory rate primarily due to differences foreign tax rates and changes in the estimated valuation allowance.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	For the nine months ended		Increase
	September 30,		(decrease)
(in thousands)	2015	2014	$	%
Revenues	$181,593	$187,784	$(6,191)	(3)%
Cost of products sold	127,167	132,512	(5,345)	(4)%
Gross margin	54,426	55,272	(846)	(2)%
Gross margin percentage	30%	29%
Operating costs and expenses:
Selling	6,234	6,619	(385)	(6)%
General and administrative	17,314	19,097	(1,783)	(9)%
Engineering and development	10,498	10,193	305	3%
Amortization of intangible assets	1,983	2,045	(62)	(3)%
Total operating costs and expenses	36,029	37,954	(1,925)	(5)%
Operating income	18,397	17,318	1,079	6%
Interest expense	4,530	4,895	(365)	(7)%
Other income	(400)	(668)	268	(40)%
Total other expense	4,130	4,227	(97)	(2)%
Income before income taxes	14,267	13,091	1,176	9%
Provision for income taxes	(3,888)	(4,135)	247	(6)%
Net Income	$10,379	$8,956	$1,423	16%

NET INCOME:  Net income increased in 2015 from 2014 primarily due to increased volume, improved product mix, lower G&A expense, offset by unfavorable currency exchange.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $24,349 for 2015 compared to $23,368 for 2014.  Adjusted EBITDA was $25,685 and $24,505 for 2015 and 2014, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the year to date, we experienced growth in our Electronics and Medical markets.  Our remaining markets were down.

The 3% decrease in sales in 2015 is primarily due to foreign currency.  66% of our sales for 2015 were to US customers with the remaining 34% of our sales to customers primarily in Europe, Canada and Asia.  The overall decrease in revenue was due to 7% unfavorable currency impact, offset by a 4% volume increase.

ORDER BACKLOG:  Bookings 2015 were $177,781 compared to last year’s bookings of $194,607.  The decrease in bookings of 9% was due to a 2% volume decrease and a 7% currency impact.  As noted above, backlog as of September 30, 2015 was $67,820 compared to $80,878 as of September 30, 2014.

GROSS MARGIN:  Gross margin as a percentage of revenues was 30% and 29% for 2015 and 2014, respectively.  The increase in margin is primarily due to changes in sales mix (increased portion of sales of higher margin business offset partially by a decreased proportion of sales in lower margin business).

SELLING EXPENSES:  Selling expenses for 2015 decreased by 6% compared to the same period of 2014 due to reduced headcount in 2015.  Selling expenses as a percentage of revenues were 3% in 2015 and 4% in 2014.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses decreased by 9% in 2015 from 2014 due to reserves made in 2014 related to a pricing dispute that was settled in the fourth quarter of 2014.  Also, 2015 expenditures for incentive compensation, consulting, business development and company meetings have been lower than in 2014.  As a percentage of revenues, general and administrative expenses were 10% for 2015 and 2014.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 3% in 2015 compared to 2014 primarily due to the ramp up of a significant development project to meet the future needs of a target market for Allied.  As a percentage of revenues, engineering and development expenses on a year to date basis were 6% for 2015 and 5% for 2014.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense was lower in 2015 compared to 2014 due to the impact of foreign currency on amortization expense at our foreign locations.

INCOME TAXES:  The year to date effective income tax rate as a percentage of income before income taxes was 27.3% and 31.6% in 2015 and 2014, respectively.  The year to date effective tax rate for 2015 and 2014 is lower than the statutory rate primarily due to differences foreign tax rates and changes in the estimated valuation allowance.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income as reported	$4,278	$4,115	$10,379	$8,956
Interest expense	1,504	1,607	4,530	4,895
Provision for income tax	1,364	1,908	3,888	4,135
Depreciation and amortization	1,887	1,901	5,552	5,382
EBITDA	9,033	9,531	24,349	23,368
Stock compensation expense	410	370	1,336	1,137
Adjusted EBITDA	$9,443	$9,901	$25,685	$24,505

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

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2015		2014	2015		2014
	$ in thousands	% increase (decrease) compared to prior year amounts	$ in thousands	$ in thousands	% increase (decrease) compared to prior year amounts	$ in thousands
Revenues
2015 revenues, as reported	$61,534	-6%	$65,280	$181,593	-3%	$187,784
Currency impact	3,866	6%	—	13,250	7%	—
2015 revenues, at 2014 exchange rates	$65,400	0%	$65,280	$194,843	4%	$187,784

Net income
2015 net income, as reported	$4,278	4%	$4,115	$10,379	16%	$8,956
Currency impact	345	8%	—	1,017	11%	—
2015 net income, at 2014 exchange rates	$4,623	12%	$4,115	$11,396	27%	$8,956

Earnings per share
2015 earnings per share, as reported	$0.46	2%	$0.45	$1.12	14%	$0.98
Currency impact	0.04	9%	—	0.11	12%	—
2015 earnings per share, at 2014 exchange rates	$0.50	11%	$0.45	$1.23	26%	$0.98

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $4,783, to a balance of $17,896 at September 30, 2015 from December 31, 2014.

During the nine months ended September 30, 2015, operations provided $13,733 in cash compared to $7,953 of cash provided during the nine months ended September 30, 2014.  The increase in cash provided is primarily due to a decrease in working capital needs, primarily trade receivables.  The decrease in the use of cash for trade receivables in 2015 is primarily related to the reduced number of days needed for collection in 2015 compared to 2014.

Net cash used in investing activities was $3,693 for 2015 compared to $1,754 for 2014.  The higher net cash used is primarily due to the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014.  During 2015, purchases of property and equipment were $3,693 compared to $3,153 for 2014.

Net cash used in financing activities was $4,551 for 2015 compared to $6,737 for 2014.

During the nine months ended September 30, 2015, we made payments of $4,500 for our Term Loan obligation, and $1,000 for our Revolving Credit Facility.  At September 30, 2015, we had $69,000 in obligations under the Credit Agreement and the Note Agreement.  Refer to Note 6 of the Unaudited Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit and Note Agreements.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at September 30, 2015.

As of September 30, 2015, the amount available to borrow under the Credit Agreement was $15,000.

The average China Facility balance for year to date 2015 was $1,710 (RMB 10,900).  There was $430 (2,600 RMB) of additional borrowings during 2015.  At September 30, 2015, there was approximately $180 (RMB 1,130) available under the facility.

During the quarter ended September 30, 2015, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of September 30, 2015 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period *
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$7,602	$1,730	$2,485	$1,363	$2,024
Debt Obligations (1)	70,711	9,211	20,747	40,753	—
Interest on Debt (2)	20,467	5,265	9,754	5,448	—
Total	$98,780	$16,206	$32,986	$47,564	$2,024

(1)                                 Amounts represent our debt obligations as of September 30, 2015.  For more information on our debt obligations, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Report under Item 1.

(2)                                 Amounts represent the estimated interest payments based on the principal amounts and applicable interest rates on the debt at September 30, 2015.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,900 on our third quarter sales and $5,500 on our year to date sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the three and nine months ended September 30, 2015 decreased sales in comparison to the same periods in 2014 by approximately $3,900 and $13,300, respectively.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $400 for the third quarter 2015 and a loss of $3,160 for the year to date 2015.  The translation adjustment was a loss of $3,214 for the third quarter 2014 and a loss of $3,539 for the year to date 2014.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to a loss of $94 and $315 for the third quarter of 2015 and 2014, respectively.  For the year to date 2015, a $242 gain has been recognized in Other income, net compared to a $275 gain for 2014.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,400 on our foreign net assets as of September 30, 2015.

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

As of September 30, 2015, we had $40,500 outstanding under the Term Loan, of which $19,500 million is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $19,500 of unhedged floating rate debt outstanding at September 30, 2015 would have an impact of approximately $52 on our interest expense for the third quarter and $180 on our interest expense for the year to date.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Transition of enterprise resource planning system

During the first quarter of 2015, the Company completed the process of installing an Enterprise Resource Planning (“ERP”) system at one of its locations the U.S. and one in Sweden as part of a phased implementation schedule.  During the second quarter of 2015, the Company completed the process of installing an ERP system at one of its locations in China.  During the third quarter of 2015, the Company completed the process of installing an ERP system at its U.S. Corporate office.  The implementation of this ERP system involves changes in the Company’s procedures for internal control over financial reporting.  The Company follows a system implementation life cycle process that requires significant pre-implementation planning, design and testing.  The Company also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are designed and operating effectively.  The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of this ERP system.

PART II.               OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed by Company except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.  For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in the March 2015 Quarterly Report on Form 10-Q which are incorporated herein by reference and made a part hereof.

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

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 5, 2015	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer