Form 10-K
period 2015-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2016-03-09
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Registrant’s telephone number, including area code: (716) 242-8634

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

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $142,682,759.

Number of shares of the only class of Common Stock outstanding:  9,276,241 as of March 1, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated into Part III.

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results of the Company to differ materially from the forward-looking statements.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.  Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

Item 1.  Business.

Description of the Business

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries.  While we serve a very broad base of industries, our primary target markets are Vehicle, Medical, Aerospace & Defense, Electronics and Industrial.  Our products and solutions support a wide variety of applications in these markets and include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and associated motion control-related products.

We are focused exclusively on motion control applications and known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology.  Our growth strategy is focused on becoming the motion solution leader in our selected target markets by leveraging our “technology/know how” to develop integrated solutions that utilize multiple Allied Motion technologies to “change the game” by enhancing and optimizing the operation, performance and efficiency of our customers’ products and manufacturing equipment.  Our goal is to grow sales with a larger base of customers, new applications and technologies, and increased market share globally and within our targeted markets.

We develop, design and manufacture our products through six Allied Motion Technology Units that each have unique technology knowledge and expertise for their particular products.  These Technology Units, along with support facilities, are located in the United States, Canada, Mexico, Europe and Asia.  We also operate three Allied Motion Solution Centers that create for our customers integrated motion control solutions that incorporate various Allied Motion products to create a uniquely designed solution for our customers’ applications.  We sell our products and solutions globally to a broad spectrum of customers through our Sales Units, which employ our own direct sales force and authorized manufacturers’ representatives and distributors.  Our customers include end users and original equipment manufacturers (“OEMs”).

Allied Motion was established in 1962 under the laws of Colorado and operates in the United States, Canada, Mexico, Europe and Asia.  We are headquartered in Amherst, New York and the mailing address of our corporate headquarters is 495 Commerce Drive, Amherst, New York 14228.  The telephone number at this location is (716) 242-8634.  Our website is www.alliedmotion.com.  We trade under the ticker symbol “AMOT” on the NASDAQ exchange.

Markets and Applications

Our products and solutions support a wide range of applications in our primary served markets.  Examples of applications in these markets that use components and systems include the following:

Vehicle:  electronic power steering and drive-by-wire applications to electrically replace or provide power-assist to a variety of mechanical linkages, traction / drive systems, pumps; automated and remotely guided power steering systems, various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers, etc.), HVAC systems, improving energy efficiency of vehicles while idling and alternative fuel systems such as LPG, fuel cell and hybrid vehicles.  Vehicle types include off- and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational (e.g., RVs, ATVs (all-terrain vehicles)), specialty automotive, automated and remotely guided vehicles, etc.

Medical: surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics, nuclear imaging systems, radiology equipment, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators, heart pumps, patient handling equipment (e.g., wheel chairs, scooters, stair lifts, patient lifts, transport tables and hospital beds, etc.).

Aerospace & Defense:  inertial guided missiles, mid-range smart munitions systems, weapons systems on armed personnel carriers, unmanned vehicles, security and access control, camera systems, door access control, airport screening and scanning devices, etc.

Electronics:  products are used in the handling, inspection, and testing of components and final products such as PCs, gaming equipment and cell phones, high definition printers, tunable lasers and spectrum analyzers for the fiber optic industry, and test and processing equipment for the semiconductor manufacturing industry, etc.

Industrial:  factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, etc.

Sales, Support and Technology Units

Allied Motion’s “One Team” approach to the market is realized through the close collaboration of our Solution Centers and Technology Units (TUs) working together with our sales organization to provide innovative motion solutions and create value for our customers.

Allied Motion Sales Organization:  Our sales organization is evolving with the goal of becoming the best sales and service force in our industry.  Through our “One Team” approach for providing motion control solutions and components that best address our customers’ needs, we are broadening the knowledge and skills of our direct sales force, while creating sales and service support in our Solution Centers.  This enables the entire sales organization to be capable of selling globally all products designed, developed and produced by Allied Motion.  Currently, our primary channels to market include our direct sales force and external authorized Sales Representatives, Agents and Distributors that provide field coverage in Asia, Europe, Canada, Israel and the Americas.  While the majority of our sales are directly to OEMs, we are working to expand our market reach through Distribution channels.

Allied Motion Solution Centers:  We have Solution Centers in China, Europe and North America that enable the design and sale of individual products as well as integrated motion control systems that utilize multiple Allied Motion products.  In addition to providing sales and applications support, the solution center function may include final assembly, integration and test, as required, to support customers within their geographic region.

China Solution Center — Changzhou, China

European Solution Center — Stockholm, Sweden

North American Solution Center - Amherst, New York, USA

Allied Motion Technology Units:  We have six Technology Units (TUs) where products are designed and developed, and in some cases, also produced.  The locations of the TUs along with support facilities, including a brief description and capabilities at each, are as follows:

Allied Motion Controls — Global Electronic Motion Control Design and Development Unit.

•                  Designs, develops and manufactures advanced electronic motion control products including integrated power electronics, digital controls and network communications for motor control and power conversion to support Allied Motion’s broad range of motors.

•                  Locations include: Amherst, NY, USA; Oakville, Ontario, Canada; Dordrecht, Netherlands; Ferndown, England; and Stockholm, Sweden.

Allied Motion Dordrecht

•                  Designs and manufactures fractional horsepower brushless DC motors with or without integrated electronics and coreless DC motors.

•                  The products are used in a wide variety of medical, industrial and commercial aviation applications, such as dialysis equipment, industrial ink jet printers, cash dispensers, bar code readers, laser scanning equipment, fuel injection systems, HVAC actuators, waste water treatment, dosing systems for the medical industry, textile manufacturing and document handling equipment.

Allied Motion Owosso

•                  Designs and manufactures highly engineered fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications.

•                  The motors are used in mobile HVAC systems, actuation systems, and specialty and general purpose pumps in a variety of markets including trucks, buses, boats, RVs, off-road vehicles, health, fitness, medical and industrial equipment.

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

•                  The component products are sold primarily to original equipment manufacturers (OEMs) for use in their end products.

Allied Motion Globe Motors

•                  Designs, manufactures, and markets precision, fractional and sub-fractional horsepower motors and motorized solutions including integrated drives, controls, gearing and feedback devices.

•                  Locations include: Dayton, OH, USA; Dothan, AL, USA; Reynosa, Mexico; and Porto, Portugal.

Acquisitions

Subsequent to the end of 2015, on January 12, we acquired all of the outstanding stock of Heidrive GmbH, a drive technology and engineering company for €20,000 (approximately US $22,000).  Headquartered in Kelheim, Germany, Heidrive designs and manufactures customized, innovative synchronous motion systems for highly demanding applications from medical technology and robotics to cargo aviation and building technologies, as well as various commercial applications.  Its products include a variety of motors, gears and electronic controls.  Heidrive has approximately 220 employees with manufacturing facilities in Kelheim and Mrakov, Czech Republic.  Heidrive’s 2015 revenues were approximately €29,000 (US $32,000), up about 8% from the prior year, and total assets at December 31, 2015 were approximately €10,000 (US $11,000).  The acquisition is expected to be immediately accretive to Allied Motion.

Segment Information

We operate in one segment for the design and manufacture of motion control products, marketed to original equipment manufacturers and end users.  Segment information, including sales from external customers, assets by segment, and long-lived assets by geographic area, as set forth in Note 12, Segment Information, of the notes to the consolidated financial statements is contained in Item 8 of this report.

Competitive Environment

Our products and solutions are sold into a global market with a large and diverse group of competitors that vary by product, geography, industry and application.  We believe the motion control market is highly fragmented with many competitors, a number of which are substantially larger and have greater resources than Allied Motion.  We believe our competitive advantages include our electro-magnetic, mechanical and electronic motion control expertise, the breadth of our motor technologies and of our ability to integrate these technologies with our encoders, gearing, power electronics, digital control technologies and network/feedback communications capabilities, as well as our global presence.  Unlike many of our competitors, we are unique in our ability to provide custom-engineered motion control solutions that integrate the products we manufacture such as embedded or external electrical control solutions with our motors.  We compete on technological capabilities, quality, reliability, service responsiveness, delivery speed and price.  Our competitors include Ametek, Danaher Motion, Parker Hannifin Corporation, and other smaller competitors.

Availability of Parts and Raw Materials

All parts and raw materials used by the Company are in adequate supply.  No significant parts or raw materials are acquired from a single source or for which an alternate source is not also available.

Patents, Trademarks, Licenses, Franchises and Concessions

We hold a number of patents and trademarks for components manufactured by our various subsidiaries, and we have several patents pending on new products recently developed, which are considered to be of major significance.

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production.  We consider the component parts of our different product lines to be readily available and current suppliers to be reliable and capable of satisfying anticipated needs.

Major Customers

During 2013, no single customer accounted for more than 10% of total revenue.  During 2014 and 2015, the Company’s total annual revenues increased significantly as a result of both sales to customers of businesses acquired by the Company during that period and from increased sales to a number of existing customers of the Company, with five customers accounting for approximately 40% of the Company’s total revenue during each of those years.

Sales Backlog

Backlog as of December 31, 2015 was $70,999 compared with $75,065 as of December 31, 2014.  The time to convert the majority of backlog to sales is approximately three to four months.  Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame.  There can be no assurance that the Company’s backlog from these customers will be converted into revenue.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used.  Our expenditures on engineering and development for the years ended December 31, 2015 and 2014 were $14,229 and $13,881, respectively, or approximately 6% of sales in both years.  We believe E&D is critical to our success and expect to continue to invest at least at these levels in the future.  Of these expenditures, no material amounts were charged directly to customers, although we do record non-recurring engineering (NRE) charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

Environmental Issues

No significant pollution or other types of hazardous emission result from the Company’s operations and it is not anticipated that our operations will be materially affected by Federal, State or local provisions concerning environmental controls.  Our costs of complying with environmental, health and safety requirements have not been material.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position.  We will continue to monitor emerging developments in this area.

International Operations

Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located primarily in Europe and Asia.  Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.  The information required by this item is set forth in Note 12, Segment Information, of the notes to consolidated financial statements contained in Item 8 of this report.

Employees

At December 31, 2015, we employed approximately 1,046 full-time employees worldwide.  Of those, approximately 600 are located in North America, 335 are located in Europe and the balance are located in China and the rest of the world.

Available Information

The Company maintains a website at www.alliedmotion.com.  We make available, free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

We have adopted a Code of Ethics for our chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs.  We have also adopted a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees.  The Codes are available on our website.  We intend to disclose on our website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market.  A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 495 Commerce Drive, Suite 3, Amherst, NY 14228-2313, Attention: Secretary.

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

We provide health benefits to many of its employees and the costs to provide such benefits continue to increase annually.  The amount of any increase or decrease in the cost of Company-sponsored health plans will depend on a number of different factors including new governmental regulations mandating types of coverage and reporting and other requirements.

We also sponsor defined benefit pension, defined contribution pension, and other postretirement benefit plans.  Our costs to provide such benefits generally continue to increase annually.  We use actuarial valuations to determine the Company’s benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and health care costs.  Changes to these significant estimates could increase the cost of these plans, which could also have a material adverse effect on the Company’s financial condition and results of operations.

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

Our distribution of taxable income is subject to domestic tax and, as a result of our significant manufacturing and sales presence in foreign countries, foreign tax.  Our effective tax rate may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in reinvested foreign earnings, alterations to tax regulations or interpretations and outcomes of any audits performed on previous tax returns.

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

Item 2.  Properties.

As of December 31, 2015, the Company occupies facilities as follows:

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT.  The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 4, 2016 was 375.  The following table sets forth, for the periods indicated, the high and low prices of the Company’s common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
Year ended December 31, 2015	High	Low	Dividends
Fourth Quarter	$27.70	$17.20	$0.025
Third Quarter	$23.04	$16.02	$0.025
Second Quarter	$42.63	$20.28	$0.025
First Quarter	$35.00	$18.36	$0.025

Year ended December 31, 2014	High	Low	Dividends
Fourth Quarter	$25.16	$11.55	$0.025
Third Quarter	$17.85	$12.00	$0.025
Second Quarter	$16.48	$10.89	$0.025
First Quarter	$14.17	$10.50	$0.025

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2015:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	748,686

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for a $100 investment made on December 31, 2010, including reinvestment of any dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Allied Motion Technologies	$100.00	$82.57	$98.12	$187.47	$359.17	$398.66
NASDAQ (U.S.)	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
S&P Electrical Components & Equipment	$100.00	$91.23	$112.00	$155.44	$144.63	$122.69

Item 6.  Selected Financial Data.

For a more detailed discussion of 2013 through 2015, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data of this report.

Dollars in thousands, except share data	2015	2014	2013 (1)	2012	2011
Results from Operations
Revenues	$232,434	$249,682	$125,502	$101,968	$110,941
Net income	11,074	13,860	3,953	5,397	6,967
Diluted earnings per share	$1.20	$1.51	$0.45	$0.63	$0.81

Year-End Financial Position
Cash and cash equivalents (2)	$21,278	$13,113	$8,371	$9,728	$9,155
Working capital	41,514	34,828	25,037	25,958	20,538
Total assets	166,086	165,640	170,977	60,967	58,687
Short term debt	9,860	7,723	14,145	397	157
Long term debt	58,906	67,125	73,500	—	—
Shareholders’ equity	64,597	55,951	48,003	42,152	36,322
Shareholders’ equity per common share outstanding	$6.96	$6.07	$5.28	$4.88	$4.29

Supplemental Financial Data
Capital expenditures	$4,730	$4,046	$3,087	$2,597	$1,849
Depreciation expense	4,822	4,553	2,088	1,250	1,439
Engineering and development	14,229	13,881	7,931	6,060	5,983
Interest expense	6,023	6,435	1,445	13	84
Intangible amortization	2,644	2,714	825	548	732
Twelve month backlog (3)	70,999	75,065	75,599	32,915	44,005

Ratios
Net return on sales	4.8%	5.6%	3.1%	5.3%	6.3%
Return on shareholders’ equity	18.4%	26.7%	8.8%	13.8%	21.0%
Current ratio	2.2	2.0	1.6	3.2	2.2
Net debt to capitalization (4)	42%	52%	62%	0%	0%

(1) Includes the effect of the Globe acquisition in the fourth quarter of 2013.

(2) Amount for 2013 excludes restricted cash of $1,800.

(3) Twelve-month backlog is defined as confirmed orders for which the customer has provided a release and delivery date.

(4) Net debt is total debt less cash and cash equivalents.  Capitalization is the sum of net debt and shareholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense, Electronics and Industrial.  We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia.  We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology.  We sell component and integrated motion control solutions to end customers and original equipment manufacturers (“OEM’s”) through our own direct sales force and authorized manufacturers’ representatives and distributors.  Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products.

Financial Overview

Highlights for our fiscal year ended December 31, 2015, include:

•                  Revenue for 2015 was $232,434 compared with $249,682 in 2014.  Excluding the unfavorable effects of foreign currency exchange (“FX”), revenue in 2015 was $247,801, a $1,881, or 1%, decline from the prior year.  Electronics and Medical market sales helped to offset lower demand from the Vehicle, Industrial and Aerospace and Defense markets.  For full year period of 2015, approximately 66% of the Company’s sales came from U.S. customers and 34% from customers in markets outside the U.S., primarily in Europe, Canada and Asia.

•                  Gross profit was $68,772 for 2015, a 6% decline from $73,426 in 2014.  As a percentage of revenue, gross margin improved 20 basis points to 29.6% in 2015 primarily due to mix, the continued shift to more solutions-oriented sales and application of Allied Systematic Tools to drive efficiencies and drive down production costs.

•                  Operating income was $20,930, or 9% of revenue, for 2015 compared with $24,150, or 10% of revenue, for 2014.  Included in 2015 was $569 of acquisition-related costs.

•                  Net income was $11,074, or $1.20 per diluted share, for 2015 compared with $13,860, or $1.51 per diluted share, for 2014.

•                  Bookings in 2015, excluding the unfavorable effects FX, were $247,413 for 2015 compared with $251,527 for 2014.  Backlog as of December 31, 2015 was $70,999, or $74,995 when excluding FX, a decline from $75,065 at 2014 year end.

•                  Our debt, net of cash position, decreased by $14,247 to $47,488 at December 31, 2015 from 2014 year end.

•                  We declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during each quarter of 2015.  Dividends to shareholders for 2015 were $0.10 per diluted share, or a dividend payout ratio of 8%, when compared with the earnings per share of $1.20.

Refer to the information included in “Constant Currency Presentation” below for a reconciliation of sales, net income and diluted earnings per share reflected on a constant currency basis to amounts as reported.

Our Strategy

Our growth strategy is focused on becoming the motion solution leader in our selected target markets by further developing our products and services platform to utilize multiple Allied Motion technologies to “change the game” and create increased value solutions for our customers.  Our strategy further defines Allied Motion as being a “Technology/Know-How” driven company and to be successful, we continue to invest in our Areas of Excellence.

We have set growth targets for our Company and we will align and focus our resources to meet those targets.  First and foremost, we invest in our people as we believe that attracting and retaining the right people is the most important element in our strategy.  We also will continue to invest in applied and design engineering resources.

Strategic focus means that we will take action to address the critical issues that we believe are necessary to meet the stated long term goals and objectives of the Company.  Given that we are focused on growth, the majority of the critical issues are focused on growth initiatives for the Company.

One of these growth initiatives includes Product Line Platform development to meet the emerging needs of our selected target markets.  Our platform development emphasizes a combination of Allied Motion technologies to create increased value solutions for our customers.  The make-up of our new opportunities has evolved from individual component solutions to a majority of the new opportunities now utilizing multiple Allied Motion technologies.  We believe this approach will allow us to provide increased value to our customers and improved margins for our Company.  Our strong financial condition, along with Allied Systematic Tools (“AST”) continuous improvement initiatives in Quality, Delivery, and Cost allow us to have a positive outlook for the continued long term growth of our Company.

Outlook for 2016

In 2016, we will continue to focus on leveraging the growth synergies as provided by the Globe acquisition in late 2013 and the January 2016 Heidrive acquisition to expand our business in our served markets.  With strong cash flows and a continually improving debt position, we will continue to evaluate and pursue strategic acquisitions to enhance our growth opportunities in the future.  In addition, we will continue to execute the Critical Issues as defined by our strategy, developed in late 2013.  The Critical Issues from that strategy include:

1)             Creating an effective corporate structure to leverage the resources and capabilities of the combined entity

2)             Implement a new ERP system to provide the infrastructure necessary to support the planned growth of the Company

3)             Launch a new/integrated website in the first quarter of 2016 to better meet the needs of our current business environment

4)             Plan and implement a structured approach to identify the requirements of our target markets and to create and implement solutions to ensure we meet the requirements of those markets

5)             Through the continued enhancement and development of our Operational Effectiveness Team, implement AST to drive continuous improvement in all areas of our business

Allied Motion is an applied Technology/Know-How Motion Company and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “Create Motion Solutions that Change the Game” and to meet the emerging needs of our customers in our served market segments.  In support of our sales efforts, we have three Solution Centers (United States, Europe and Asia) that are providing the support required to sell multi-technology solutions.  We have several new multi-product motion control solution wins that will be moving into production during 2016 in addition to a very active pipeline of new opportunities where our integrated solution capability has provided us with a competitive advantage.  We anticipate that our investment in these key resources will help drive our growth now and in the future and we plan to continue investing in these resources during 2016.  We further expect this shift from a component supplier to a more complete solutions provider, along with the application of AST, to drive margin improvement.

Our global production footprint provides us with the opportunity to be a good value proposition and supplier for global companies who require support around the world.  We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

We expect to continue our dividend program as we believe that our cash flows can support our growth initiatives and also reward our shareholders at the same time.

Further development and promotion of our parent brand, Allied Motion, will continue in 2016.  A global structure has been defined and we intend to use that to our advantage in the marketplace.

Critical Accounting Policies

The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management.  The Company’s significant accounting policies are discussed in Note 1 of Item 8, Financial Statements and Supplementary Data of this report.  The policies are reviewed on a regular basis.  The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies.  The Company uses historical experience and all available information to make these judgments and estimates.  As discussed below the Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

The Company’s critical accounting policies include:

Revenue Recognition

The Company derives revenues from the sale of products and services.  Refer to Note 1 to the Company’s consolidated financial statements for a description of the Company’s revenue recognition policies.  Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements non-standard terms and conditions.  As a result, judgment is sometimes required to determine the appropriate accounting.  If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s revenues in particular periods may be adversely affected.

Allowance for Doubtful Accounts

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

See Note 1, “Business and Summary of Significant Accounting Policies,” of our consolidated financial statements for information regarding trade accounts receivable and the allowance for doubtful accounts.

Inventory Valuation

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market determined on a first-in, first-out basis.  We record inventory when we take delivery and title to the product according to the terms of each supply agreement.  The Company monitors and forecasts expected inventory needs based on sales forecasts.  Inventory is written down or written off when it becomes obsolete or when it is deemed excess.  These determinations involve the exercise of significant judgment by management.  If actual market conditions are significantly different from those projected by management, the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations.  Demand for the Company’s products can fluctuate significantly, and in the past the Company has recorded substantial charges for inventory obsolescence.

See Note 1, “Business and Summary of Significant Accounting Policies,” of our consolidated financial statements for information regarding inventory valuation as well as excess and obsolete inventory provisions.

Income Taxes

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

We regularly assess our ability to realize our deferred tax assets.  Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income.  A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized.  The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

See Note 8, “Income Taxes,” of our consolidated financial statements for information regarding income tax expense as well as the valuation of our deferred income taxes.

Goodwill

As of December 31, 2015, we had $17,757 of goodwill related to various business acquisitions.  We perform impairment tests on goodwill on an annual basis during the fourth quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.  Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.  If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required.

The fair value of our reporting unit is generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows and a market approach which uses published market prices for analysis.  We completed our annual goodwill impairment test in the fourth quarter of 2015 and concluded no impairment of goodwill exists, as our goodwill reporting unit had a calculated fair value in excess of carrying value of greater than 25%.

Although goodwill is not currently impaired, there can be no assurance that future impairments will not occur.  Significant negative industry or economic trends, disruptions to our business, failure to achieve the revenue and cost synergies expected from our acquisitions, or other unexpected significant changes in the use of certain assets could all have a negative effect on fair values in the future.

See Note 3, “Goodwill,” of our consolidated financial statements for information regarding the carrying values of our goodwill.

Pension and Postretirement Benefits

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

See Note 11, “Pension and Post Retirement Plans,” of our consolidated financial statements for further information regarding our pension plan valuation assumptions.

Stock-based Compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  Total stock-based compensation expense recognized during the years ended December 31, 2015, 2014, and 2013 was $1,744, $1,541 and $927, respectively.

For awards with service conditions, we recognize compensation cost on a straight-line basis over the requisite service/vesting period once the awards have been earned.  For awards with performance conditions, accruals of compensation cost are made based on the probable outcome of the performance conditions.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  See Note 5, “Stock-Based Compensation Plans,” of our consolidated financial statements for further information regarding our Stock Incentive plans.

Impact of Recently Issued Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”) or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements.  See Note 1 “Summary of Significant Accounting Policies” of the notes to consolidated financial statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

Year 2015 compared to 2014

	For the year ended December 31,		2015 vs. 2014 Variance
(In thousands, except per share data)	2015	2014	$	%
Revenues	$232,434	$249,682	$(17,248)	(7)%
Cost of goods sold	163,662	176,256	(12,594)	(7)%
Gross margin	68,772	73,426	(4,654)	(6)%
Gross margin percentage	30%	29%
Operating costs and expenses:
Selling	8,149	8,709	(560)	(6)%
General and administrative	22,251	23,972	(1,721)	(7)%
Engineering and development	14,229	13,881	348	3%
Business development	569	—	569	100%
Amortization of intangible assets	2,644	2,714	(70)	(3)%
Total operating costs and expenses	47,842	49,276	(1,434)	(3)%
Operating income	20,930	24,150	(3,220)	(13)%
Interest expense	6,023	6,435	(412)	(6)%
Other income	(514)	(908)	394	(43)%
Total other expense (income)	5,509	5,527	(18)	(0)%
Income before income taxes	15,421	18,623	(3,202)	(17)%
Provision for income taxes	(4,347)	(4,763)	416	(9)%
Net income	$11,074	$13,860	$(2,786)	(20)%

Effective tax rate	28.2%	25.6%	2.6%	10%
Diluted earnings per share	$1.20	$1.51	$(0.31)	(21)%
Bookings	$231,940	$251,527	$(19,587)	(8)%
Backlog	$70,999	$75,065	$(4,066)	(5)%

NET INCOME AND ADJUSTED NET INCOME:  Net income decreased in 2015 from 2014 primarily due to unfavorable currency exchange and decreased volume offset by lower G&A expense.

Adjusted net income for the year ended December 31, 2015, was $11,461.  Adjusted diluted earnings per share for 2015 was $1.24.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for 2015 excludes $569 ($387 net of tax) of business development.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA: EBITDA was $28,910 for 2015 compared to $32,325 for 2014.  Adjusted EBITDA was $31,223 and $33,866 for 2015 and 2014, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted

EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES: During 2015, we experienced growth in our Electronics and Medical markets.  Our remaining markets were down.  The 7% decrease in sales in 2015 is primarily due to foreign currency.  Our sales for 2015 were comprised of 66% to US customers and 34% to customers primarily in Europe, Canada and Asia.  The overall decrease in revenue was due to 6% unfavorable currency impact, and a 1% volume decrease.

ORDER BACKLOG:  The decrease in backlog of 5% was due to the impact of foreign currency.  Volume was not a factor in the backlog decline.

GROSS MARGIN: Gross margin as a percentage of revenues was 29.6% and 29.4% for 2015 and 2014, respectively.  The increase in margin is primarily due to changes in sales mix (increased portion of sales of higher margin business offset partially by a decreased proportion of sales in lower margin business).

SELLING EXPENSES: Selling expenses for 2015 decreased by 6% compared to the same period of 2014 due to reduced headcount in 2015.  Selling expenses as a percentage of revenues were 4% in 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by 7% in 2015 from 2014 due to reserves made in 2014 related to a pricing dispute that was settled in the fourth quarter of 2014.  Also, 2015 expenditures for incentive compensation, consulting, and company meetings were lower than in 2014.  As a percentage of revenues, general and administrative expenses were 10% for 2015 and 2014.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 3% in 2015 compared to 2014 primarily due to the ramp up of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses on a year to date basis were 6% for 2015 and 2014.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $569 of business development costs during 2015 related to the acquisition of Heidrive GmbH on January 12, 2016.  Business development costs are typically acquisition related expenses for due diligence and legal services,

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets expense was flat between 2014 and 2015.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.2% and 25.6% in 2015 and 2014, respectively.  The effective tax rate for 2015 and 2014 is lower than the statutory rate primarily due to differences in foreign tax rates and changes in our valuation allowance on foreign net operating losses.  The effective rate for 2015 is higher than 2014 primarily due to the effect of state taxes and nondeductible permanent items in 2015 related to an acquisition.

Year 2014 compared to 2013

	For the year ended		2014 vs. 2013
	December 31,		Variance
(In thousands except per share data)	2014	2013	$	%
Revenues	$249,682	$125,502	$124,180	99%
Cost of goods sold	176,256	88,980	87,276	98%
Gross margin	73,426	36,522	36,904	101%
Gross margin percentage	29%	29%
Operating costs and expenses:
Selling	8,709	5,513	3,196	58%
General and administrative	23,972	13,048	10,924	84%
Engineering and development	13,881	7,931	5,950	75%
Business development	—	1,913	(1,913)	(100)%
Relocation costs	—	234	(234)	(100)%
Amortization of intangible assets	2,714	825	1,889	229%
Total operating costs and expenses	49,276	29,464	19,812	67%
Operating income	24,150	7,058	17,092	242%
Interest expense	6,435	1,445	4,990	345%
Other income	(908)	(168)	(740)	440%
Total other expense (income)	5,527	1,277	4,250	333%
Income before income taxes	18,623	5,781	12,842	222%
Provision for income taxes	(4,763)	(1,828)	(2,935)	161%
Net income	$13,860	$3,953	$9,907	251%

Effective tax rate	25.6%	31.6%	-6.0%	(19)%
Diluted earnings per share	$1.51	$0.45	$1.06	236%
Bookings	$251,527	$121,133	$130,394	108%
Backlog	$75,065	$75,599	$(534)	(0.7)%

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

RELOCATION COSTS:  The Company incurred $234 of relocation costs during 2013 for the move of the Company’s corporate office and personnel to Amherst, New York.  This relocation occurred and was completed in the third quarter of 2013.

AMORTIZATION OF INTANGIBLE ASSETS:  The 229% increase is the result of amortization for Globe’s intangible assets.

INCOME TAXES:  The effective tax rate for 2014 and 2013 is lower than the statutory rate primarily due to differences in state and foreign tax rates.  The effective rate for 2014 is lower than 2013 primarily due to the effect of a reduction in our valuation allowance on foreign net operating losses.

Non-GAAP Measures

EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under GAAP.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for 2015, 2014 and 2013 is as follows (in thousands):

	For the year ended
	December 31,
	2015	2014	2013
Net income as reported	$11,074	$13,860	$3,953
Interest expense	6,023	6,435	1,445
Provision for income tax	4,347	4,763	1,828
Depreciation and amortization	7,466	7,267	2,913
EBITDA	28,910	32,325	10,139
Stock compensation expense	1,744	1,541	927
Business development costs	569	—	1,913
Relocation costs	—	—	234
Adjusted EBITDA	$31,223	$33,866	$13,213

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

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	For the year ended
	December 31,
	2015	2014	2013
Net income as reported	$11,074	$13,860	$3,953
Non-GAAP adjustments, net of tax
Business development costs	387	—	1,301
Relocation costs	—	—	159
Non-GAAP adjusted net income	$11,461	$13,860	$5,413

Per Share Amounts
Non-GAAP adjusted net income per share (diluted)	$1.24	$1.51	$0.61
Diluted weighted average common shares	9,238	9,165	8,840

Constant Currency Presentation

The Company believes constant currency information provides valuable supplemental information that facilitates period-to-period comparisons of the company’s business performance.  The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates for entities reporting in currencies other than US dollars.  Constant currency results are calculated by translating current period results in local currency using the prior year’s currency conversion rate.  The following table reconciles reported amounts to constant currency amounts for 2015 and 2014.  Exchange rates did not have a material impact on 2014 compared to 2013 reported amounts.

	For the year ended
	December 31,
	2015		2014
	$ in thousands	% increase (decrease) compared to prior year amounts	$ in thousands
Revenues
Revenues, as reported	$232,434	-7%	$249,682
Currency impact	15,367	6%	—
Revenues, at prior year exchange rates	$247,801	-1%	$249,682

Net income
Net income, as reported	$11,074	-20%	$13,860
Currency impact	1,058	8%	—
Net income, at prior year exchange rates	$12,132	-12%	$13,860

Diluted earnings per share
Diluted earnings per share, as reported	$1.20	-21%	$1.51
Currency impact	0.11	8%	—
Diluted earnings per share, at prior year exchange rates	$1.31	-13%	$1.51

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $8,165, to a balance of $21,278 at December 31, 2015 from 2014.

	Year Ended December 31,		2015 vs. 2014	Year Ended December 31,	2014 vs. 2013
	2015	2014		$2013	$
Net cash provided by operating activities	$20,073	$20,186	$(113)	$10,795	$9,391
Net cash used in investing activities	(4,730)	(2,649)	(2,081)	(94,694)	92,045
Net cash (used in) provided by financing activities	(6,095)	(11,500)	5,405	82,593	(94,093)
Effect of foreign exchange rates on cash	(1,083)	(1,295)	212	(51)	(1,244)
Net increase (decrease) in cash and cash equivalents	$8,165	$4,742	$3,423	$(1,357)	$6,099

During 2015, the decrease in cash provided by operating activities is primarily due to lower net income offset by a decrease in working capital needs, primarily trade receivables that was related to the reduced number of days needed for collection in 2015 compared to 2014.  The increase in cash provided by operating activities in 2014 compared to 2013 reflected a higher level of earnings, partially offset by an increase in working capital needs, particularly for income taxes payable.  A tax payment of $2,656 related to the Globe acquisition was made during the third quarter of 2014.

Net cash used in investing activities was lower in 2014 than in 2015 as the result of the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014.  This adjustment offset normal purchases of property, plant and equipment during 2014.  During 2015, purchases of property and equipment were $4,730 compared to

$4,046 for 2014.  The significant cash used in 2013 for investing activities reflects the $90,000 acquisition of Globe Motors during the fourth quarter of that year.  During 2013, purchases of property, plant and equipment were $3,087.

Net cash used in financing activities was lower in 2015 compared 2014 due to higher payments of long term debt in 2014.  Comparing 2014 to 2013, the significant cash provided by financing activities in 2013 was due to the $80,000 of long term debt issued to finance the acquisition of Globe.

During 2015, we made payments of $6,375 for our Term Loan obligation, and $1,000 for our Revolving Credit Facility.  At December 31, 2015, we had $67,125 in obligations under the Credit Agreement and the Note Agreement.  Note 6, Debt Obligations, of the notes to the consolidated financial statements is contained in Item 8 of this report for additional information regarding the Credit and Note Agreements.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at December 31, 2015 and 2014.

As of December 31, 2015, the amount available to borrow under the Credit Agreement was $15,000.

The average China Facility balance for 2015 was $1,680 (RMB 10,450).  There was approximately $294 (2,380 RMB) of additional borrowings during 2015.  At December 31, 2015, there was approximately $210 (RMB 1,350) available under the facility.

During the year ended December 31, 2015, the Company paid dividends of $0.10 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2015 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$7,291	$1,840	$2,400	$1,598	$1,453
Debt Obligations (1)	68,766	9,860	28,906	30,000	—
Interest on Debt (2)	19,168	5,228	9,590	4,350	—
Total	$95,225	$16,928	$40,896	$35,948	$1,453

(1)                                 Amounts represent our debt obligations as of December 31, 2015.

(2)                                 Amounts represent the estimated interest payments based on the principal amounts and applicable interest rates on the debt at December 31, 2015.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $7,000 on our 2015 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the year ended December 31, 2015 decreased sales in comparison to 2014 by approximately $15,400.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $4,300 for the year ended December 31, 2015 and a loss of $5,600 for the year ended December 31, 2014.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to gains of approximately $290 and $490 for 2015 and 2014, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,370 on our foreign net assets as of December 31, 2015.

Interest Rates

Interest rates on our Credit Facility are based on the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.0%).  The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at maturity.  This swap is accounted for as a cash flow hedge.  Refer to Note 7 to the Company’s consolidated financial statements for information about our derivative financial instruments.

As of December 31, 2015, we had $37,125 outstanding under the Term Loan, of which $18,563 is currently being hedged.  Refer to Note 6 to the Company’s consolidated financial statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $18,563 of unhedged floating rate debt outstanding at December 31, 2015 would have an impact of approximately $190 on our interest expense for the year.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Allied Motion Technologies Inc.

We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015.  We also have audited the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk.  Our audits, also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits, provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

EKS&H LLP

March 9, 2016

Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$21,278	$13,113
Trade receivables, net of allowance for doubtful accounts of $611 and $367 at December 31, 2015 and 2014, respectively	22,710	27,745
Inventories, net	26,175	25,371
Deferred income taxes	1,583	1,888
Prepaid expenses and other assets	3,749	2,667
Total Current Assets	75,495	70,784
Property, plant and equipment, net	35,315	37,041
Deferred income taxes	3,516	4,164
Intangible assets, net	29,984	32,791
Goodwill	17,757	18,303
Other long term assets	4,019	3,998
Total Assets	$166,086	$167,081
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	9,860	7,723
Accounts payable	13,000	15,510
Accrued liabilities	11,121	12,723
Total Current Liabilities	33,981	35,956
Long-term debt	58,906	67,125
Deferred income taxes	3,181	2,740
Deferred compensation arrangements	2,636	2,167
Pension and post-retirement obligations	2,785	3,142
Total Liabilities	101,489	111,130
Commitments and Contingencies Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,276 and 9,213 shares issued and outstanding at December 31, 2015 and 2014, respectively	27,824	25,129
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	46,650	36,505
Accumulated other comprehensive income (loss)	(9,877)	(5,683)
Total Stockholders’ Equity	64,597	55,951
Total Liabilities and Stockholders’ Equity	$166,086	$167,081

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended
(In thousands, except per share data)	December 31, 2015	December 31, 2014	December 31, 2013
Revenues	$232,434	$249,682	$125,502
Cost of goods sold	163,662	176,256	88,980
Gross margin	68,772	73,426	36,522
Operating costs and expenses:
Selling	8,149	8,709	5,513
General and administrative	22,251	23,972	13,282
Engineering and development	14,229	13,881	7,931
Business development	569	—	1,913
Amortization of intangible assets	2,644	2,714	825
Total operating costs and expenses	47,842	49,276	29,464
Operating income	20,930	24,150	7,058
Other expense (income):
Interest expense	6,023	6,435	1,445
Other expense (income), net	(514)	(908)	(168)
Total other expense (income) , net	5,509	5,527	1,277
Income before income taxes	15,421	18,623	5,781
Provision for income taxes	(4,347)	(4,763)	(1,828)
Net income	$11,074	$13,860	$3,953

Basic earnings per share:
Earnings per share	$1.20	$1.52	$0.45
Basic weighted average common shares	9,228	9,145	8,833
Diluted earnings per share:
Earnings per share	$1.20	$1.51	$0.45
Diluted weighted average common shares	9,238	9,165	8,840

Net income	$11,074	$13,860	$3,953
Other comprehensive income:
Foreign currency translation adjustment	(4,334)	(5,601)	652
Change in accumulated income (loss) on derivatives	(25)	(43)	41
Pension adjustments (1)	165	(663)	854
Comprehensive income	$6,880	$7,553	$5,500

(1) Net of tax of $114, ($460) and $480 for the periods ending December 31, 2015, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholder’s Equity
Balances, December 31, 2012	8,631	$23,474	$(927)	$20,528	$121	$—	$(1,044)	$42,152
Stock transactions under employee benefit stock plans	61	420						420
Issuance of restricted stock, net of forfeitures	399	3,141	(3,264)					(123)
Stock compensation expense			927					927
Comprehensive income					652	41	1,334	2,027
Tax effect							(480)	(480)
Net income				3,953				3,953
Dividends to Stockholders				(873)				(873)
Balances, December 31, 2013	9,091	$27,035	$(3,264)	$23,608	$773	$41	$(190)	$48,003
Stock transactions under employee benefit stock plans	30	344						344
Issuance of restricted stock, net of forfeitures	92	1,074	(1,601)					(527)
Stock compensation expense			1,541					1,541
Comprehensive income loss					(5,601)	(43)	(1,123)	(6,767)
Tax effect							460	460
Net income				13,860				13,860
Dividends to Stockholders				(963)				(963)
Balances, December 31, 2014	9,213	$28,453	$(3,324)	$36,505	$(4,828)	$(2)	$(853)	$55,951
Stock transactions under employee benefit stock plans	37	1,014	—					1,014
Issuance of restricted stock, net of forfeitures	76	2,064	(2,040)					24
Stock compensation expense		(7)	1,751					1,744
Shares withheld for payment of employee payroll taxes	(50)	(1,559)						(1,559)
Excess tax benefit from stock based compensation arrangements		1,461						1,461
Comprehensive income loss					(4,334)	(25)	279	(4,080)
Tax effect							(114)	(114)
Net income				11,074				11,074
Dividends to Stockholders		11		(929)				(918)
Balances, December 31, 2015	9,276	$31,437	$(3,613)	$46,650	$(9,162)	$(27)	$(688)	$64,597

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013

Cash Flows From Operating Activities:
Net income	$11,074	$13,860	$3,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,466	7,267	2,913
Deferred income taxes	1,417	1,208	90
Excess tax benefit from stock-based payment arrangements	(1,461)	—	—
Provision for doubtful accounts	333	473	158
Provision for excess and obsolete inventory	432	753	105
Provision for warranty	142	234	175
Restricted stock compensation	1,744	1,541	927
Other	216	429	(385)
Changes in operating assets and liabilities, excluding changes due to acquisition:
(Increase) decrease in trade receivables, net	3,655	(2,504)	196
(Increase) decrease in inventories	(2,262)	(2,864)	1,763
(Increase) decrease in prepaid expenses and other	(1,394)	194	(561)
Increase (decrease) in accounts payable	(1,874)	752	558
Increase (decrease) in accrued liabilities and other	585	(1,157)	903
Net cash provided by operating activities	20,073	20,186	10,795

Cash Flows From Investing Activities:
Proceeds from working capital adjustment and (consideration paid for acquisition, net of cash acquired)	—	1,397	(91,607)
Purchase of property and equipment	(4,730)	(4,046)	(3,087)
Net cash used in investing activities	(4,730)	(2,649)	(94,694)

Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	383	(7,541)	8,475
Principal payments of long-term debt	(6,375)	(5,250)	(1,250)
Proceeds from issuance of long-term debt	—	—	80,000
Change in restricted cash obligations	—	1,800	(1,800)
Payment of debt issuance costs	—	—	(2,377)
Dividends paid to stockholders	(923)	(853)	(889)
Shares withheld for payment of employee payroll taxes	(1,559)	—	—
Excess tax benefit from stock-based payment arrangements	1,461	—	—
Stock transactions under employee benefit stock plans	918	344	434
Net cash (used in) provided by financing activities	(6,095)	(11,500)	82,593
Effect of foreign exchange rate changes on cash	(1,083)	(1,295)	(51)
Net increase (decrease) in cash and cash equivalents	8,165	4,742	(1,357)
Cash and cash equivalents at beginning of period	13,113	8,371	9,728
Cash and cash equivalents at end of period	21,278	13,113	8,371

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$5,575	$6,014	$1,326
Income taxes	$2,125	$5,921	$1,099

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

For business combinations, we record net assets acquired and liabilities assumed at their fair values.  The operating results for Globe Motors, Inc. (Note 2.) are included in the consolidated statements of income and comprehensive income for the year ended December 31, 2013 from October 18, 2013, the date of acquisition.

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

Activity in the allowance for doubtful accounts for 2015, 2014 and 2013 was as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$367	$802	$177
Allowance for doubtful accounts acquired	—	—	460
Additional reserves	333	473	158
Writeoffs	(117)	(882)	1
Effect of foreign currency translation	28	(26)	6
Ending balance	$611	$367	$802

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2015	December 31, 2014
Parts and raw materials	$23,710	$21,573
Work-in-process	2,404	2,924
Finished goods	3,730	4,403
	29,844	28,900
Less reserves	(3,669)	(3,529)
Inventories, net	$26,175	$25,371

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company recorded provisions for excess and obsolete inventories of approximately $432, $753 and $105 for 2015, 2014 and 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2015	December 31, 2014
Land		$970	$996
Building and improvements	5 - 39 years	9,771	9,324
Machinery, equipment, tools and dies	3 - 15 years	37,782	37,426
Furniture, fixtures and other	3 - 10 years	8,657	6,778
		57,180	54,524
Less accumulated depreciation		(21,865)	(17,483)
Property, plant and equipment, net		$35,315	$37,041

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

Depreciation expense was approximately $4,822, $4,553 and $2,088 in 2015, 2014 and 2013, respectively.

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

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise.  The Company has defined one reporting unit that is the same as its operating segment.  Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.  If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required.  Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test.

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

At October 31, 2015, we performed our annual assessment of fair value and concluded that there was no impairment related to goodwill.  The Company did not record any impairment charges for the twelve months ended December 31, 2015, 2014 or 2013.

Other Long-term Assets

Other long-term assets include securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company as well as deferred finance costs.  These items are accounted for at fair value on a recurring basis.  Any changes in value are included in Net Income in the Company’s consolidated statements of income and comprehensive income.

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

Changes in the Company’s reserve for product warranty claims during 2015, 2014 and 2013 were as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Warranty reserve at beginning of the year	$786	$629	$551
Warranty reserves acquired	—	—	429
Provision	142	234	175
Warranty expenditures	(123)	(40)	(529)
Effect of foreign currency translation	(25)	(37)	3
Warranty reserve at end of year	$780	$786	$629

In 2012, $342 was recorded as part of the warranty provision to cover the expected costs of replacing certain products in the field due to an incorrect electronic component in a printed circuit board supplied by one of the Company’s sub-contract suppliers.  In 2013, $44 of additional provision was recorded, and $367 of warranty expenditures were incurred related to this issue resulting in a reserve balance of $30 net of the effect of foreign currency translation.  In 2014, the remaining material was scrapped and the reserve was reduced to $0.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Compensation and fringe benefits	$7,791	$9,696
Warranty reserve	780	786
Other accrued expenses	2,550	2,241
	$11,121	$12,723

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates.  Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in other comprehensive income, a component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity.  Revenue and expense transactions use an average rate prevailing during the month of the related transaction.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the Technology Units (“TUs”) are included in the results of operations as incurred.

Revenue Recognition

The Company recognizes revenue when products are shipped or delivered (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

Engineering and Development Costs

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies.  Engineering and development costs are expensed as incurred.

Basic and Diluted Income per Share

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards was 10,000, 20,000 and 7,000 shares for the years 2015, 2014 and 2013, respectively.  No stock awards were excluded from the calculation of diluted income per share for years 2015, 2014 and 2013.

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2015 and 2014, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,986	$—	$—
Other long term assets	2,631	—	—
Interest rate swaps	—	(27)	—

	December 31, 2014
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,095	$—	$—
Other long term assets	2,162	—	—
Interest rate swaps	—	(2)	—

Derivative Financial Instruments

Disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Realization of an uncertain income tax position must have a “more likely than not” probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions.  The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months.  Income tax related interest and penalties recognized in 2015, 2014 and 2013 are de minimus.

Pension and Postretirement Welfare Plans

The Company reports gains or losses and prior service costs or credits that arise during the period, but not recognized as components of net periodic benefit cost, as a component of other comprehensive income, net of tax.  Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk.  To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary.  See Note 12 for additional information regarding customer concentration.

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

Recently adopted accounting pronouncements

Effective January 1, 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” which eliminates from GAAP the concept of extraordinary items.  However, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence was retained.  The updated guidance was adopted prospectively.  The adoption of this update concerns presentation and disclosure only as it relates to the Company’s condensed consolidated financial statements.

Effective January 1, 2015, the Company adopted ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  To qualify as a discontinued operation the standard

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations.  The standard is effective prospectively for fiscal years beginning after December 15, 2014.  The significance of this guidance for the Company is dependent on any qualifying dispositions or disposals.

Recently issued accounting pronouncements

In February, 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  The Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Earlier application is permitted.  ASU 2015-17 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  This standard requires that an entity recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  ASU 2015-16 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

2.              ACQUISITIONS

On August 22, 2013, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests of Globe Motors, Inc., a Delaware corporation (“Globe Motors” or “Globe”) from Safran USA, Inc. (the “Seller”), for approximately $90,000 in cash.  The acquisition closed on October 18, 2013.

Globe Motors is headquartered in Dayton, Ohio, and has manufacturing facilities located in the U.S, Portugal and Mexico.  The purchase price of $90,000 was comprised of $4,300 cash paid at closing, as well as funds acquired from the new Credit Agreement and Senior Subordinated Notes.

The Company incurred $1,913 of transaction costs related to the acquisition of Globe Motors.  Transaction costs are included in Business development expenses on the consolidated statements of income and comprehensive income.  The Company accounted for the acquisition pursuant to ASC 805, “Business Combinations.”  The final purchase price was allocated to the underlying net assets based on fair value as of the acquisition date, as follows (in thousands):

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

The intangible assets acquired consist of customer lists and a tradename, which are being amortized over 15 and 10 years, respectively.  Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other TUs and Globe Motors that will occur as a result of the combined engineering knowledge, the ability of each of the TUs to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Globe’s management knowledge in providing complementary product offerings to the Company’s customers.

Pro forma Condensed Combined Financial Information (Unaudited)

The following presents the Company’s unaudited pro forma financial information for the year ended December 31, 2013 giving effect to the acquisition of Globe Motors as if it had occurred at January 1, 2013.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; removal of acquisition related transaction costs; removal of certain costs for which Allied Motion would be indemnified by the seller and stock compensation expense related to shares issued to certain executives of Allied Motion as a result of the acquisition.

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

3.              GOODWILL

The change in the carrying amount of goodwill for 2015, 2014 and 2013 is as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance	$18,303	$20,233	$5,782
Goodwill acquired	—	—	14,209
Acquisition adjustments	—	(1,223)	—
Effect of foreign currency translation	(546)	(707)	242
Ending balance	$17,757	$18,303	$20,233

4.              INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2015			December 31, 2014
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	10 - 15 years	$34,149	$(7,785)	$26,364	$34,379	$(5,801)	$28,578
Trade name	10 years	4,775	(1,793)	2,982	4,775	(1,409)	3,366
Design and technologies	8 - 10 years	2,189	(1,570)	619	2,425	(1,598)	827
Patents		24	(5)	19	24	(4)	20
Total		$41,137	$(11,153)	$29,984	$41,603	$(8,812)	$32,791

Total amortization expense for intangible assets for the years 2015, 2014 and 2013 was $2,644, $2,714 and $825, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated amortization expense for intangible assets is as follows:

Year ending December 31,	Total
2016	$2,641
2017	2,641
2018	2,641
2019	2,641
2020	2,641
Thereafter	16,779
$29,984

5.              STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2015, the Company had 748,686 shares of Common Stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

For the year ended December 31,	Unvested restricted stock awards	Weighted average grant date fair value	Awards with performance vesting requirements
2015	76,714	$27.37	41,792
2014	168,334	$11.26	88,566
2013	423,518	$7.73	307,214

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of restricted stock activity during years 2015, 2014 and 2013:

Number of Nonvested
Restricted Shares
Balance, December 31, 2012	243,124
Awarded	423,518
Forfeited	(3,181)
Vested	(143,266)
Balance, December 31, 2013	520,195
Awarded	168,334
Forfeited	(42,141)
Vested	(158,710)
Balance, December 31, 2014	487,678
Awarded	76,714
Forfeited	(7,066)
Vested	(190,127)
Balance, December 31, 2015	367,199

The following is a summary of performance based restricted stock activity during years 2015, 2014 and 2013:

Total performance grants
Outstanding, December 31, 2012	10,000
Awarded	307,214
Performance criteria met	(267,080)
Forfeited	(34,944)
Outstanding, December 31, 2013	15,190
Awarded	88,566
Performance criteria met	(92,583)
Forfeited	(5,281)
Outstanding, December 31, 2014	5,892
Awarded	41,792
Performance criteria met	(14,200)
Forfeited	(4,296)
Outstanding, December 31, 2015	29,188

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the February 2016, 2015 and 2014 meetings.

Share-Based Compensation Expense

Restricted Stock

During 2015, 2014 and 2013, compensation expense net of forfeitures of $1,744, $1,541 and $927 was recorded, respectively.  As of December 31, 2015, there was $3,384 of total unrecognized compensation expense related to restricted stock awards, of which approximately $1,563 is expected to be recognized in 2016.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year.  The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2015 and 2014) or ii) the annual interest payable on any loan outstanding to the Company.  Company contributions to the Plan accrued for 2015, 2014 and 2013, respectively, were $812, $980 and $304.  These amounts are included in General and Administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all of its U.S. based employees.  The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match.  In 2015, 2014 and 2013, this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral.  Net costs related to this defined contribution plan were $1,076, $1,036 and $506 in 2015, 2014 and 2013, respectively.

Dividends

For the years ended December 31, 2015, 2014 and 2013, a total of $0.10 per share on all outstanding shares was declared and paid.  Total dividends paid for the years ended December 31, 2015, 2014 and 2013 were $923, $853 and $889, respectively.  Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

6.     DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

		December 31, 2015	December 31, 2014
Current Borrowings
Revolving Credit Facility		$—	$—
China Credit Facility (6.4% at December 31, 2015)		1,641	1,348
Term Loan, current portion, (2.2% at December 31, 2015)	(1)	8,219	6,375
Current borrowings		$9,860	$7,723

Long-term Debt
Term Loan, noncurrent (2.2% at December 31, 2015)	(1)	$28,906	$37,125
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)		30,000	30,000
Long-term debt		$58,906	$67,125

(1)  The effective rate of the Term Loan including the impact of the related hedges is 2.67%.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2015 for the Senior Credit Facilities were $41,000.  At December 31, 2015, there was approximately $15,000 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at December 31, 2015.

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

Other

The Company refinanced its China Facility during the fourth quarter of 2014.  The China Facility was increased to provide credit of approximately $1,850 (Chinese Renminbi (“RMB”) 12,000) from the prior limit of $1,460 (Chinese Renminbi (“RMB”) 9,500).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2015 was $1,680 (RMB 10,450).  At December 31, 2015, there was approximately $210 (RMB 1,350) available under the facility.

Maturities of long-term debt are as follows:

Year ending December 31,	Total
2016	$9,860
2017	10,374
2018	18,532
2019	30,000
Thereafter	—
Total	$68,766

Deferred Financing Fees

In connection with Credit Agreement, the Company incurred $2,377 of deferred financing costs.  These costs are included in other assets in the accompanying consolidated balance sheets.  The costs are deferred and amortized over the terms of the components of the Credit Agreement ranging up to six years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of income and comprehensive income using the straight-line method.  The amortization using the straight-line method is not materially different from amortization calculated using the effective interest method.  Deferred Financing costs net of accumulated amortization were $1,388 as of December 31, 2015.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of December 31, 2015 the amount hedged was $18,563.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2015, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the years ended December 31, 2015, 2014 and 2013.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $76 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

		Fair Value as of December 31,
Derivative Instrument	Balance Sheet Classification	2015	2014
Interest Rate Swaps	Other Liabilities	$27	$2

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the year ended December 31,
Derivative Instruments	2015	2014
Interest Rate Swaps	$219	$272

	Net reclassification from AOCI into income (effective portion)
	For the year ended December 31,
Statement of earnings classification	2015	2014	2013
Interest expense	$194	$229	$—

As of December 31, 2015 and 2014, the fair value of derivatives in a net Liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $105 and $4, respectively.  As of December 31, 2015, the Company has not posted any collateral related to these agreements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.     INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Domestic	$7,676	$9,484	$1,406
Foreign	7,745	9,139	4,375
Income before income taxes	$15,421	$18,623	$5,781

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Current provision
Domestic	$1,936	$1,917	$1,179
Foreign	1,042	1,126	898
Total current provision	2,978	3,043	2,077
Deferred provision
Domestic	1,217	1,297	(197)
Foreign	152	423	(52)
Total deferred provision	1,369	1,720	(249)
Provision for income taxes	$4,347	$4,763	$1,828

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows (in thousands):

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Tax provision, computed at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal impact	4.8%	0.6%	3.7%
Change in valuation allowance	(3.3)%	(4.7)%	0.0%
Effect of foreign tax rate differences	(6.1)%	(4.5)%	(9.7)%
Permanent items, other	(0.4)%	(1.2)%	(0.3)%
Other	(0.8)%	1.4%	3.9%
Provision for income taxes	28.2%	25.6%	31.6%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Current deferred tax assets:
Allowances and other	$977	$863
Net operating loss and tax credit carryforwards	1,045	2,189
Total current deferred tax assets	2,022	3,052
Valuation allowance	(439)	(1,164)
Net current deferred tax assets	$1,583	$1,888
Noncurrent deferred tax assets:
Employee benefit plans	$2,719	$2,563
Goodwill and Intangibles	215	1,019
Other	582	582
Total noncurrent deferred tax assets	$3,516	$4,164
Deferred tax liabilities:
Depreciation and Amortization	$2,857	$2,401
Other	324	339
Total deferred tax liabilities	$3,181	$2,740

The Company has foreign net operating loss carryforwards of approximately $4,200 expiring in 2017.  These carryforwards and related valuation allowance were recorded in relation to the acquisition of Globe Motors, Inc.

Additionally, the Company has foreign operating losses that relate to a foreign subsidiary acquired in 2010.  At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from these losses and credits, and therefore valued the deferred benefit at zero.  The Company will continue to assess its ability to utilize any portion of the tax carryforward balance and whether it should adjust the amount of deferred tax asset related to this carryforward.

Realization of the Company’s recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards.  During 2015, the Company utilized a portion of its net operating loss and tax credit carryforwards and adjusted the value of its deferred tax asset related to the carryforwards due to enacted legislation in foreign jurisdictions affecting current and future periods.  Also, the Company reduced the valuation allowance recorded due to the uncertainty related to the realization of certain deferred tax assets.  The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.  Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2015.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States.  Generally, such amounts would become subject to domestic taxation upon the remittance of dividends to the United States and under certain other circumstances.  Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the United States.  During 2013, the Company’s foreign subsidiaries paid dividends of $3,400 to the Company’s domestic parent in relation to completing the acquisition of Globe Motors, Inc. and U.S. tax consequences of the payments have been included in the Company’s provision for income taxes.  The Company does not intend to transfer or pay dividends of the remaining amounts and, therefore, has not recorded the domestic tax consequences of such payments.  As of December 31, 2015, domestic income and foreign withholding taxes have not been provided for unremitted earnings of foreign subsidiaries.  These earnings, which are

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

considered to be indefinitely reinvested, would become subject to domestic income tax if they were remitted to the United States.  The amount of unrecognized deferred income tax liability on the unremitted earnings has not been determined because the amount that would be payable is based on the timing and jurisdictions of any repatriated amounts.

9.              COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2015, the Company maintains leases for certain facilities and equipment.  The Company has entered into facility agreements, some of which contain provisions for future rent increases.  The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent obligation,” which is included in “Accrued liabilities” in the accompanying consolidated balance sheets.

Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2016	$1,840
2017	1,338
2018	1,062
2019	719
2020	480
Thereafter	1,852
$7,291

Rental expense was $1,946, $1,976 and $1,248 in 2015, 2014 and 2013, respectively.

Severance Benefit Agreements

As of December 31, 2015, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company.  The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter.  In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

10.       DEFERRED COMPENSATION ARRANGEMENTS

The Company has deferred compensation arrangements with certain key members of management.  These arrangements provide the Board with the ability to make contributions based on the Company’s performance and discretionary contributions based on other factors as determined by the Board.  It also allows for the participants to make certain deferrals into the plan.  The amount of the liability is composed of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2015.  Amounts accrued relating to previous contributions to the plan were $2,636 and $2,167 as of December 31, 2015 and December 31, 2014, respectively, and are included in noncurrent liabilities in the consolidated balance sheets.  The amounts accrued as of December 31, 2015 and December 31, 2014, respectively, which relate to the performance contribution for 2015 and 2014 are $469, and $430, respectively, and are included in accrued liabilities on the consolidated balance sheets.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In addition, the Company would contribute certain amounts to a Supplemental Executive Retirement Plan in the event of death, disability, or termination without cause, for certain key executives.  As of December 31, 2015 this amount would be approximately $308.

11.       PENSION AND POSTRETIREMENT WELFARE PLANS

Pension Plan

Motor Products - Owosso has a defined benefit pension plan covering substantially all of its hourly union employees hired prior to April 10, 2002.  The benefits are based on years of service, the employee’s compensation during the last three years of employment, and accumulated employee contributions.

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$6,950	$5,738
Service cost	105	83
Employee contributions	17	12
Interest cost	273	266
Actuarial (gain) loss	(391)	1,131
Benefits paid	(278)	(280)
Projected benefit obligation at end of period	$6,676	$6,950

Change in plan assets:
Fair value of plan assets at beginning of period	$5,095	$4,847
Actual return on plan assets	(52)	273
Employee contributions	17	12
Employer contributions	204	243
Benefits and expenses paid	(278)	(280)
Fair value of plan assets at end of period	$4,986	$5,095

The following table reconciles the accumulated other comprehensive income from the prior measurement date to the current measurement date:

	December 31, 2015	December 31, 2014
Excess of projected benefit obligation over fair value of plan assets	$1,690	$1,855
Unrecognized loss	(1,823)	(2,028)
Accrued pension cost prior to pension adjustments	$(133)	$(173)
Accumulated Other Comprehensive Income at Current Measurement Date	1,823	2,028
Accrued pension cost at end of period	$1,690	$1,855

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The accumulated benefit obligation for the pension plan was $6,473 at December 31, 2015 and $6,697 at December 31, 2014.  The amount of accumulated other comprehensive income expected to be recognized as a plan expense in 2016 is $170, which all relates to the amortization of the actuarial loss.

Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are (in thousands):

Year of payment	Amount of Benefit Payment
2016	$314
2017	324
2018	327
2019	344
2020	360
2021-2025	2,099

Components of net periodic pension expense included in the consolidated statements of income and comprehensive income for years 2015 and 2014 are as follows (in thousands):

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Service cost	$105	$83	$103
Interest cost	273	266	241
Amortization of net loss	195	43	172
Expected return on assets	(329)	(339)	(288)
Net periodic pension expense	$244	$53	$228

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

The weighted average assumptions used to determine the projected benefit obligation were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	4.25%	4.00%	4.75%
Rate of compensation increases	2.00%	2.00%	2.00%

The weighted average assumptions used to determine net periodic pension expense are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	4.00%	4.75%	4.00%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.00%
Rate of compensation increases	2.00%	2.00%	5.00%

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

The Company expects to contribute $0 to the pension plan during 2016.

All plan assets are accounted for at fair value on a recurring basis.  Fair values are determined using level one input, or quoted prices for identical assets in active markets on the measurement date, as discussed in Note 1.

The pension plan asset allocation at December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
Cash equivalents	7%	5%
Equity securities	62%	64%
Fixed income securities	31%	31%
Total	100%	100%

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

The pension assets are subject to the following ranges for asset allocation percentages based on the Plan’s Investment Policy Guidelines:

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

The following tables provide a reconciliation of the change in the accumulated postretirement benefit obligation and the net amount recognized in the consolidated balance sheets at December 31, 2015 and December 31, 2014 (in thousands):

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Change in postretirement benefit obligation:
Accumulated post retirement benefit obligation at beginning of period	$1,288	$1,408
Service cost	10	9
Interest cost	50	57
Actuarial (gain) loss	(204)	(138)
Benefits paid	(49)	(88)
Participant contributions	—	40
Accumulated postretirement benefit obligation at end of period	$1,095	$1,288

Net periodic postretirement benefit income included in the consolidated statements of income and comprehensive income for the years ended December 31, 2015 and 2014 was $24.  Net periodic postretirement benefit expense included in the consolidated statements of income and comprehensive income for the year ended December 31, 2013 was $30.

The amount of accumulated other comprehensive income expected to be recognized as income to the plan in 2016 is $127, of which $115 relates to the actuarial gain and $12 to the prior service credit.

Postretirement medical liabilities can be extremely sensitive to changes in the assumed rate of future medical increases, and, therefore the healthcare cost trend rate assumption can have a significant effect on the amounts reported.  However, the Company’s current contractual obligation requires a per capita fixed Company contribution amount through December 2016.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.25%, 4.00% and 4.75% as of December 31, 2015, 2014 and 2013 respectively.  The weighted average discount rate used to determine the net periodic postretirement benefit cost was 4.25%, 4.75% and 4.00% for 2015, 2014 and 2013, respectively.

Benefits expected to be paid from the Plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter are (in thousands):

Year of payment	Amount of Benefit Payment
2016	$56
2017	51
2018	49
2019	59
2020	56
2021 - 2024	341

12.       SEGMENT INFORMATION

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

The Company’s wholly owned foreign subsidiaries, Premotec (Dordrecht, The Netherlands), Allied Motion Stockholm (formerly known as Östergrens, located in Stockholm, Sweden), Allied Motion Asia (Hong Kong and Changzhou, China), Globe Motors Portugal (Porto, Portugal) and Globe Motors Mexico (Reynosa, Mexico) are included in the accompanying consolidated financial statements.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenues derived from foreign subsidiaries	$77,023	$82,544	$50,053

Identifiable assets were $56,444 and $53,479 as of December 31, 2015 and 2014, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $ 79,961, $85,152 and $53,989 during 2015, 2014 and 2013, respectively.

For 2015 and 2014, one customer accounted for 24% and 23% of revenues, respectively, and as of December 31 2015 and 2014, for 12% and 23% of trade receivables, respectively.  As of December 31, 2015 and 2014, another customer accounted for 15% of accounts receivable as of each year end.  For the year ended and as of December 31, 2013, no single customer accounted for more than 10% of revenue or accounts receivable.

13.       SUBSEQUENT EVENTS

Acquisition of Heidrive

In January, 2016, the Company, through its wholly-owned subsidiary, Allied Motion Technologies B.V., entered into a Share Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests of Heidrive GmbH, a German limited liability company (“Heidrive”) from palero fünf S.à r.l.

On January 12, 2016, the Company completed the acquisition for €20,000 (approximately US $22,000), which includes certain management performance bonuses to be paid after closing.

Credit and Note Agreement amendments

On January 8, 2016, the Company entered into a First Amendment and Consent (the “Amendment”) to the Credit Agreement (as described in Note 6) with Bank of America, N.A., as administrative agent, and the lenders party thereto.  Pursuant to the Amendment, the administrative agent and lenders consented to the Company’s acquisition of Heidrive GmbH, and that such acquisition would not reduce the acquisition basket under the Credit Agreement.  The Amendment also amends the Credit Agreement to increase the revolving credit facility from $15,000 to $30,000 and the foreign revolving sublimit from $10,000 to $25,000.

On January 8, 2016, the Company entered into a Consent and Amendment No. 3 (the “Note Amendment”) to the Note Agreement with Prudential Capital Partners IV, L.P. and its affiliates (as described in Note 6).  Pursuant to the Note Amendment, the note holders consented to the Company’s acquisition of Heidrive GmbH and that such acquisition would not reduce the acquisition basket under the Note Agreement.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

14.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for each of the four quarters in years 2015 and 2014 is as follows (in thousands, except per share data):

Year 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$59,580	$60,479	$61,534	$50,841
Gross margin	17,500	17,987	18,939	14,346
Net income	2,976	3,125	4,278	695
Basic earnings per share	0.32	0.34	0.46	0.08
Diluted earnings per share	0.32	0.34	0.46	0.07

Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$60,435	$62,069	$65,280	$61,898
Gross margin	17,092	18,568	19,612	18,154
Net income	2,148	2,693	4,115	4,904
Basic earnings per share	0.24	0.29	0.45	0.54
Diluted earnings per share	0.24	0.29	0.45	0.53

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer (principal executive) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

EKS&H, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein under Item 8, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company’s fiscal year is incorporated herein by reference.  Also incorporated by reference is the information in the table under the heading “Equity Compensation Plan Information” included in Item 5 of the Form 10-K.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

a)                                     The following documents are filed as part of this Report:

1.                                      Consolidated Financial Statements

a)                                     Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.

b)                                     Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2013 and 2014.

c)                                      Consolidated Statements of Stockholders’ Equity for the years 2015 and 2014.

d)                                     Consolidated Statements of Cash Flows for the years 2015, 2014 and 2013.

e)                                      Notes to Consolidated Financial Statements.

f)                                       Report of Independent Registered Public Accounting Firm.

3.              Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 16, 2010.)

10.1*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 19, 2013.)

10.2*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2011.)

10.3*

Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009.)

10.4*

Amendment to Amended and Restated Employment Agreement for Richard S. Warzala dated and effective as of June 1, 2011 between Allied Motion Technologies, Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2011)

10.5*

Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008.)

10.6*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

10.7*

Form of Change of Control Agreement that the Company has entered into with Robert P. Maida (effective October 1, 2012) and Michael R. Leach (effective July 7, 2015) (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2012.)

10.8*	Stock Ownership Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2014.)

10.9

Amended and Restated Credit Agreement, dated as of April 29, 2015, among Allied Motion Technologies Inc. and Allied Motion Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015.)

10.10

First Amendment to Amended and Restated Credit Agreement and Consent, dated as of January 8, 2016, among Allied Motion Technologies Inc. and Allied Motion Technologies B.V., as borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2016.)

10.11

Note Agreement, dated as of October 18, 2014, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 24, 2014).

10.12

Amendment No. 1 to Note Agreement, dated as of October 20, 2014, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2014.)

10.13

Amendment No. 2 to Note Agreement dated as of June 22, 2015, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015.)

10.14

Consent and Amendment No. 3 to Note Agreement dated as of January 8, 2016, among Allied Motion Technologies Inc. and the purchasers of the notes party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 14, 2016.)

10.15

Share Purchase Agreement regarding Heidrive GmbH between Allied Motion Technologies B.V. and palero fünf S.à r.l. dated December 23, 2015. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 30, 2015).

Exhibit No.	Subject
21	List of Subsidiaries (filed herewith).

23	Consent of EKS&H LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Allied Motion Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

*                                         Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach Chief Financial Officer
Date:	March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and	March 9, 2016
Richard S. Warzala	Chairman of the Board

/s/ MICHAEL R. LEACH	Chief Financial Officer	March 9, 2016
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 9, 2016
Richard D. Federico

/s/ ALEXIS P. MICHAS	Director	March 9, 2016
Alexis P. Michas

/s/ GERALD J. LABER	Director	March 9, 2016
Gerald J. Laber

/s/ RICHARD D. SMITH	Director	March 9, 2016
Richard D. Smith

/s/ JAMES J. TANOUS	Director	March 9, 2016
James J. Tanous

/s/ MICHAEL R. WINTER	Director	March 9, 2016
Michael R. Winter