Form 10-Q
period 2016-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2016-05-04
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the  Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Number of Shares of the only class of Common Stock outstanding:  9,402,363 as of May 4, 2016

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$6,316	$21,278
Trade receivables, net of allowance for doubtful accounts of $772 and $611 at March 31, 2016 and December 31, 2015, respectively	29,729	22,710
Inventories, net	31,279	26,175
Prepaid expenses and other assets	4,980	3,749
Total Current Assets	72,304	73,912
Property, plant and equipment, net	37,603	35,315
Deferred income taxes	5,160	5,099
Intangible assets, net	36,407	29,984
Goodwill	31,293	17,757
Other long term assets	3,651	2,631
Total Assets	$186,418	$164,698
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	21,947	9,860
Accounts payable	14,201	13,000
Accrued liabilities	13,013	11,121
Total Current Liabilities	49,161	33,981
Long-term debt	55,037	57,518
Deferred income taxes	5,141	3,181
Deferred compensation arrangements	3,151	2,636
Pension and post-retirement obligations	4,192	2,785
Total Liabilities	116,682	100,101
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,402 and 9,276 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	29,151	27,824
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	48,537	46,650
Accumulated other comprehensive loss	(7,952)	(9,877)
Total Stockholders’ Equity	69,736	64,597
Total Liabilities and Stockholders’ Equity	$186,418	$164,698

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenues	$63,675	$59,580
Cost of goods sold	45,398	42,080
Gross margin	18,277	17,500
Operating costs and expenses:
Selling	2,424	2,208
General and administrative	6,409	5,553
Engineering and development	4,050	3,446
Business development	83	—
Amortization of intangible assets	779	662
Total operating costs and expenses	13,745	11,869
Operating income	4,532	5,631
Other expense (income):
Interest expense	1,532	1,515
Other expense, net	15	(266)
Total other expense, net	1,547	1,249
Income before income taxes	2,985	4,382
Provision for income taxes	(858)	(1,406)
Net income	$2,127	$2,976

Basic earnings per share:
Earnings per share	$0.23	$0.32
Basic weighted average common shares	9,273	9,208
Diluted earnings per share:
Earnings per share	$0.23	$0.32
Diluted weighted average common shares	9,273	9,208

Net income	$2,127	$2,976

Foreign currency translation adjustment	2,029	(4,479)
Change in accumulated (loss) income on derivatives	(104)	(100)
Comprehensive income (loss)	$4,052	$(1,603)

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$2,127	$2,976
Adjustments to reconcile net income to net cash (used in) provided by operating activities (net of working capital acquired):
Depreciation and amortization	2,270	1,807
Deferred income taxes	96	50
Stock compensation expense	513	433
Other	(217)	(198)
Changes in operating assets and liabilities:
Trade receivables	(6,423)	(3,395)
Inventories, net	(16)	(728)
Prepaid expenses and other assets	(484)	(50)
Accounts payable	(520)	1,891
Accrued liabilities	(4,261)	(2,117)
Net cash (used in) provided by operating activities	(6,915)	669

Cash Flows From Investing Activities:
Consideration paid for acquisition, net of cash acquired ($2,329)	(17,000)	—
Purchase of property and equipment	(984)	(1,436)
Net cash used in investing activities	(17,984)	(1,436)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	10,859	315
Principal payments of long-term debt	(1,875)	(1,500)
Dividends paid to stockholders	(224)	(225)
Stock transactions under employee benefit stock plans	811	1,171
Net cash provided by (used in) financing activities	9,571	(239)
Effect of foreign exchange rate changes on cash	366	(1,064)
Net decrease in cash and cash equivalents	(14,962)	(2,070)
Cash and cash equivalents at beginning of period	21,278	13,113
Cash and cash equivalents at end of period	$6,316	$11,043

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 that was previously filed by the Company.

Reclassifications

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2016 presentation.

2.              ACQUISITION

Acquisition of Heidrive

In December 2015, the Company, through its wholly-owned subsidiary, Allied Motion Technologies B.V., entered into a Share Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests of Heidrive GmbH, a German limited liability company (“Heidrive”) from palero fünf S.à r.l  for $22,000 (approximately €20,000), which includes certain management performance bonuses to be paid after closing. On January 12, 2016, the Company completed the acquisition for an adjusted purchase price of $19,329 (€17,800).  The purchase price was funded with cash of $8,470 (€7,800) plus $10,859 (€10,000) of borrowings under the Company’s foreign revolving credit facility (Note 9).

Heidrive is headquartered in Kelheim, Germany, and has manufacturing facilities located in the Germany and the Czech Republic.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The purchase price was allocated to the underlying net assets based on fair value as of the acquisition date, as follows (in thousands):

January 12, 2016
Current assets	$7,981
Property, plant and equipment	2,459
Amortizable intangible assets	6,841
Goodwill	12,755
Current liabilities	(7,695)
Long-term liabilities	(3,012)
Net purchase price	$19,329

The purchase price will be subject to further adjustment to reflect, among other things, any adjustments in accordance with the Purchase Agreement, finalization of the opening balance sheet, including adjustments for final valuations of assets and liabilities including intangible assets.

The intangible assets acquired consist of customer lists, tradename, and technology (the useful lives of which have not been finalized).  Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other Technology Units (“TUs”) that will occur as a result of the combined engineering knowledge, the ability of each of the TU’s to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Heidrive’s management knowledge in providing complementary product offerings to the Company’s customers.

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	March 31, 2016	December 31, 2015
Parts and raw materials	$27,117	$23,710
Work-in-process	4,699	2,404
Finished goods	4,744	3,730
	36,560	29,844
Less reserves	(5,281)	(3,669)
Inventories, net	$31,279	$26,175

4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$979	$970
Building and improvements	9,866	9,771
Machinery, equipment, tools and dies	40,923	37,782
Furniture, fixtures and other	9,347	8,657
	61,115	57,180
Less accumulated depreciation	(23,512)	(21,865)
Property, plant and equipment, net	$37,603	$35,315

Depreciation expense was approximately $1,491 and $1,145 for the quarters ended March 31, 2016 and 2015, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5.              GOODWILL

The change in the carrying amount of goodwill for the quarter ended March 31, 2016 and year ended December 31, 2015 is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Beginning balance	$17,757	$18,303
Goodwill acquired (Note 2)	12,755	—
Effect of foreign currency translation	781	(546)
Ending balance	$31,293	$17,757

6.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2016			December 31, 2015
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$37,639	$(8,435)	$29,204	$34,149	$(7,785)	$26,364
Trade name	10 - 15 years	6,025	(1,909)	4,116	4,775	(1,793)	2,982
Design and technologies	8 - 15 years	4,772	(1,703)	3,069	2,189	(1,570)	619
Patents		24	(6)	18	24	(5)	19
Total		$48,460	$(12,053)	$36,407	$41,137	$(11,153)	$29,984

Intangible assets acquired from the Heidrive acquisition were approximately $6,841 (Note 2).

Amortization expense for intangible assets was $779 and $662 for the quarters ending March 31, 2016 and 2015, respectively.  Estimated future intangible asset amortization expense as of March 31, 2016 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$2,346
2017	3,128
2018	3,128
2019	3,128
2020	3,128
Thereafter	21,549
Total estimated amortization expense	$36,407

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Restricted Stock

For the quarter ended March 31, 2016, 86,841 shares of unvested restricted stock were awarded at a weighted average market value of $19.79.  Of the restricted shares granted, 58,813 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the quarter ended March 31, 2016:

Number of shares
Outstanding at beginning of period	367,199
Awarded	86,841
Vested	(105,950)
Forfeited	(4,317)
Outstanding at end of period	343,773

Stock based compensation expense, net of forfeitures of $513 and $433 was recorded for the quarter ended March 31, 2016 and 2015, respectively.

8.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Compensation and fringe benefits	$6,178	$7,791
Warranty reserve	1,073	780
Other accrued expenses	5,762	2,550
	$13,013	$11,121

9.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

		March 31, 2016	December 31, 2015
Current Borrowings
Revolving Credit Facility		$11,357	$—
China Credit Facility (6.4% at March 31, 2016)		1,652	1,641
Term Loan, current portion, (2.4% at March 31, 2016)	(1)	8,938	8,219
Current borrowings		$21,947	$9,860

Long-term Debt
Term Loan, noncurrent (2.4% at March 31, 2016)	(1)	$26,313	$28,906
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)		30,000	30,000
Unamortized debt issuance costs		(1,276)	(1,388)
Long-term debt		$55,037	$57,518

(1)  The effective rate of the Term Loan including the impact of the related hedges is 2.67%.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Credit Agreement

On January 8, 2016, the Company entered into a First Amendment and Consent (the “Amendment”) to the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”).  Pursuant to the Amendment, the administrative agent and lenders consented to the Company’s acquisition of Heidrive GmbH, and that such acquisition would not reduce the acquisition basket under the Credit Agreement.  The Amendment also amends the Credit Agreement to increase the revolving credit facility from $15,000 to $30,000 and the foreign revolving sublimit from $10,000 to $25,000.

The Credit Agreement provides for the $30,000 Revolving Credit Facility and a $50,000 Term Loan (collectively the “Senior Credit Facilities”) each with a five year term that matures in 2018.

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

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2016 for the Senior Credit Facilities were $47,500.  At March 31, 2016, there was approximately $18,600 available under the Senior Credit Facilities.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at March 31, 2016.

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

On January 8, 2016, the Company entered into a Consent and Amendment No. 3 to the Note Agreement with Prudential Capital Partners IV, L.P. and its affiliates.  Pursuant to the Note Amendment, the note holders consented to the Company’s acquisition of Heidrive GmbH and that such acquisition would not reduce the acquisition basket under the Note Agreement.

Other

The China Facility provides credit of approximately $1,860 (Chinese Renminbi (“RMB”) 12,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2016 was $1,630 (RMB 10,650).  At March 31, 2016, there was approximately $210 (RMB 1,350) available under the facility.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Maturities of long-term debt are as follows:

Total
Remainder of 2016	$21,947
2017	10,374
2018	15,939
2019	30,000
Total	$78,260

10.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of March 31, 2016 the amount hedged was $17,625.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended March 31, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $90 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Classification	March 31, 2016	December 31, 2015
Interest Rate Swaps	Other Liabilities	$131	$27

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)			Net reclassification from AOCI into income (effective portion)
	For the quarter ended March 31,		Statement of earnings	For the quarter ended March 31,
Derivative Instruments	2016	2015	classification	2016	2015
Interest Rate Swaps	$(136)	$(151)	Interest expense	$(32)	$(51)

11.                               FAIR VALUE

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,910	$—	$—
Other long term assets	3,146	—	—
Interest rate swaps	—	(131)	—

	December 31, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,986	$—	$—
Other long term assets	2,631	—	—
Interest rate swaps	—	(27)	—

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

The Company has net operating loss and tax credit carryforwards in certain foreign jurisdictions expiring through 2017.  The Company evaluates the future realizability of the tax loss and credit carryforwards considering the anticipated future earnings and tax planning strategies in the foreign jurisdictions.

The effective income tax rate as a percentage of income before income taxes was 28.7% and 32.1% in the first quarter 2016 and 2015, respectively.  The effective tax rate for the first quarter of 2016 is net of a discrete tax benefit of 5.4% ($160) related to the adoption of ASU 2016-09.  The effective rate before discreet item for 2016 and 2015 varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

The Company adopted ASU No. 2015-17 and ASU No. 2016-09 as of January 1, 2016.  These pronouncements impact the accounting and disclosure for income taxes (refer to Note 18).

13.       COMMITMENTS AND CONTINGENCIES

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

Changes in the Company’s reserve for product warranty claims for the quarter ended March 31, 2016 and the year ended December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Warranty reserve at beginning of the year	$780	$786
Warranty reserves acquired	297	—
Provision	49	142
Warranty expenditures	(43)	(123)
Effect of foreign currency translation	(10)	(25)
Warranty reserve at end of the period	$1,073	$780

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

14.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarters ended March 31, 2016 and 2015 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2015	$(688)	$(27)	$(9,162)	$(9,877)
Unrealized loss on cash flow hedges	—	(136)	—	(136)
Amounts reclassified from AOCI	—	32	—	32
Foreign currency translation gain	—	—	2,029	2,029
At March 31, 2016	$(688)	$(131)	$(7,133)	$(7,952)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2014	$(853)	$(2)	$(4,828)	$(5,683)
Unrealized loss on cash flow hedges	—	(151)	—	(151)
Amounts reclassified from AOCI	—	51	—	51
Foreign currency translation loss	—	—	(4,479)	(4,479)
At March 31, 2015	$(853)	$(102)	$(9,307)	$(10,262)

The realized (gain) loss relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Interest Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

15.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first quarter of 2016 and 2015.  Total dividends declared in the first three months of 2016 and 2015 were $235 and $233, respectively.

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

The Company’s wholly owned foreign subsidiaries, located in The Netherlands, Sweden, Germany, Portugal, China and Mexico are included in the accompanying condensed consolidated financial statements.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended
	March 31,
	2016	2015
Revenues derived from foreign subsidiaries	$25,607	$17,427

Identifiable foreign assets were $81,408 and $56,444 as of March 31, 2016 and December 31, 2015, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $28,575 and $19,814 during the quarters ended March 31, 2016 and 2015, respectively.

For first quarter 2016 and 2015, one customer accounted for 18% and 23% of revenues, respectively and as of March 31, 2016 and December 31, 2015, for 16% and 12% of trade receivables, respectively.  As of March 31, 2016 and December 31 2015, another customer accounted for 15% of trade receivables.

17.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

Effective January 1, 2016, the Company adopted ASU 2016-09, “Compensation — Stock Compensation (Topic 718).”  The FASB issued ASU 2016-09 in March 2016 as part of its simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2016.  As a result of the adoption, a tax benefit of $160 was recorded in the current quarter.

Effective January 1, 2016, the Company adopted ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. The updated accounting guidance requires debt issuance costs to be presented as a deduction from the corresponding debt liability instead of the historical presentation as an unamortized debt issuance asset. The impacts of adopting the new standard as of December 31, 2015, were a decrease in other assets and a decrease in long term debt of $1,388.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  The Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Earlier application is permitted.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements.  The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our the ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Financial overview

The Company achieved a 7% increase in sales for the first quarter of 2016 compared to the prior year resulting from the contribution for our Heidrive acquisition as well as increased sales in our medical, electronics and industrial markets.  Earnings were 29% lower in the first quarter of 2016 compared to the prior year which reflects higher operating costs from increased investment in engineering and development for multi-product motion system offerings, the additional expense related to the Heidrive acquisition and the investments we continue to make to realign our organization for greater efficiency and accelerated growth.

We are encouraged with the progress we have made as we advance our strategy to become the leader in motion solutions for our target markets.  A number of our multi-product motion control solution wins successfully moved into production during the quarter, we realigned and enhanced our North American sales organization, and look for additional lift from the Heidrive acquisition which provides us multiple growth opportunities through new markets and customers, complementary products and additional technical competencies in customized motor and system solutions.

2016 will be a year of change and transformation as we continue to apply our One Allied approach to better serve our customers and markets, use our Allied Systematic Tools to improve productivity and efficiency, and invest in the further development of our motion control solutions capabilities and offerings to drive higher value sales and margin expansion.  We also intend to restructure a significant portion of our debt later this year.

Operating Results

Quarter ended March 31, 2016 compared to quarter ended March 31, 2015

	For the quarter ended		2016 vs. 2015
	March 31,		Variance
(in thousands)	2016	2015	$	%
Revenues	$63,675	$59,580	$4,095	7%
Cost of goods sold	45,398	42,080	3,318	8%
Gross margin	18,277	17,500	777	4%
Gross margin percentage	28.7%	29.4%
Operating costs and expenses:
Selling	2,424	2,208	216	10%
General and administrative	6,409	5,553	856	15%
Engineering and development	4,050	3,446	604	18%
Business development	83	—	83	100%
Amortization of intangible assets	779	662	117	18%
Total operating costs and expenses	13,745	11,869	1,876	16%
Operating income	4,532	5,631	(1,099)	(20)%
Interest expense	1,532	1,515	17	1%
Other income (expense)	15	(266)	281	(106)%
Total other expense	1,547	1,249	298	24%
Income before income taxes	2,985	4,382	(1,397)	(32)%
Provision for income taxes	(858)	(1,406)	548	(39)%
Net Income	$2,127	$2,976	$(849)	(29)%

Effective tax rate	28.7%	32.1%	(3)%	(10)%
Diluted earnings per share	$0.23	$0.32	$(0.09)	(28)%
Bookings	$66,391	$58,143	$8,248	14%
Backlog	$81,704	$71,344	$10,360	15%

NET INCOME:  Net income decreased during the first quarter reflecting increased engineering and development costs, and additional organizational enhancements.  Heidrive is included in our results as of January 12, 2016.

Adjusted net income for the quarter ended March 31, 2016, was $2,183.  Adjusted diluted earnings per share for 2016 was $0.24.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for

2016 excludes $83 ($56 net of tax) of business development.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $6,787 for the first quarter of 2016 compared to $7,704 for the same quarter last year.  Adjusted EBITDA was $7,383 and $8,137 for the first quarter of 2016 and 2015, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects the incremental sales from Heidrive and increased sales in the Medical, Electronics and Industrial markets, partially offset by lower sales in the Vehicle and Aerospace & Defense markets.

Sales to U.S. customers were 55% of total sales for the quarter compared with 67% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.

ORDER BACKLOG:  The increase in bookings in the first quarter of 2016 compared to the first quarter of 2015 is largely due to the acquisition of Heidrive.  The backlog increase as of March 31, 2016 compared to at March 31, 2015 was also attributable to the added business of Heidrive.

GROSS MARGIN:  The 4% gross margin compression in first quarter 2016 compared to first quarter 2015 was due to product mix.

SELLING EXPENSES:  Selling expenses increased in the first quarter of 2016 compared to the same period of 2015 primarily due to the acquisition of Heidrive.  Selling expenses as a percentage of revenues were 4% in the first quarter of 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 15% in the first quarter 2016 from the first quarter 2015 largely due to the acquisition of Heidrive.  As a percentage of revenues, general and administrative expenses increased to 10% for the period ended March 31, 2016 compared to 9% for the same period in 2015.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 18% in the first quarter of 2016 compared to the same quarter last year.  The increase is primarily due to the ramp up of a significant development project to meet the future needs of a target market for Allied Motion along with the acquisition of Heidrive.  As a percentage of revenues, engineering and development expenses were 6% for both the first quarter of 2016 and 2015.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $83 of business development costs during 2016 related to the acquisition of Heidrive GmbH on January 12, 2016.  Business development costs are typically acquisition related expenses for due diligence and legal services.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets expense increased in the first quarter of 2016 compared to the first quarter of 2015 due to the amortization Heidrive’s intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.7% and 32.1% in the first quarters of 2016 and 2015, respectively.  The effective tax rate for 2016 and 2015 is lower than the statutory rate primarily due to differences in foreign tax rates.  The effective rate for 2016 is lower than 2015 primarily due to the effect of foreign tax rate differences and the early adoption of ASU 2016-09, “Compensation — Stock Compensation (Topic 718).”  Refer to Note 12 of the Unaudited Notes to Condensed Consolidated Financial Statements for information.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended March 31, 2016 and 2015 is as follows (in thousands):

	For the three months ended
	March 31,
	2016	2015
Net income as reported	$2,127	$2,976
Interest expense	1,532	1,515
Provision for income tax	858	1,406
Depreciation and amortization	2,270	1,807
EBITDA	6,787	7,704
Stock compensation expense	513	433
Business development costs	83	—
Adjusted EBITDA	$7,383	$8,137

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

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the quarters ended March 31, 2016 and 2015 is as follows (in thousands):

	For the quarter ended
	March 31,
	2016	2015
Net income as reported	$2,127	$2,976
Non-GAAP adjustments, net of tax
Business development costs	56	—
Non-GAAP adjusted net income	$2,183	$2,976

Per Share Amounts
Non-GAAP adjusted net income per share (diluted)	$0.24	$0.32
Diluted weighted average common shares	9,273	9,208

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $14,962 to a balance of $6,316 at March 31, 2016 from December 31, 2015.

	Quarter ended
	March 31,		2016 vs. 2015
	2016	2015	$
Net cash (used in) provided by operating activities	$(6,915)	$669	$(7,584)
Net cash used in investing activities	(17,984)	(1,436)	(16,548)
Net cash (used in) provided by financing activities	9,571	(239)	9,810
Effect of foreign exchange rates on cash	366	(1,064)	1,430
Net decrease in cash and cash equivalents	$(14,962)	$(2,070)	$(12,892)

During the first quarter 2016, the decrease in cash provided by operating activities is primarily due to lower net income combined with an increase in working capital needs, primarily trade receivables, accounts payable and accrued liabilities.  The receivables increase reflects higher sales in first quarter 2016 compared to 2015 that includes the additive sales from Heidrive.  The change in cash used for accrued liabilities is largely attributable to the cash settlement of acquired liabilities for Heidrive, made during the first quarter.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive during the quarter.  The cash paid for the acquisition was $17,000 net of cash acquired.  During the first quarter of 2016, purchases of property and equipment were $984 compared to $1,436 for the first quarter of 2015.

Net cash provided by financing activities was higher in the first quarter of 2016 than 2015 due to the use of the foreign revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition.  During the first quarter of 2016, we made payments of $1,875 for our Term Loan obligation.  At March 31, 2016, we had $76,608 in obligations under the Credit Agreement and the Note Agreement.

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at March 31, 2016.

As of March 31, 2016, the amount available to borrow under the Credit Agreement was approximately $18,600.

The average China Facility balance for the first quarter of 2016 was $1,630 (RMB 10,650).  At March 31, 2016, there was approximately $210 (RMB 1,350) available under the facility.

During the quarter ended March 31, 2016, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,500 on our first quarter 2016 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2016 decreased sales in comparison to the quarter ended March 31, 2015 by approximately $350.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $2,000 for the first quarter 2016 and a loss of $4,500 for the first quarter 2015.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a loss of $94 and $220 for the first quarter of 2016 and 2015, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,945 on our foreign net assets as of March 31, 2016.

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

As of March 31, 2016, we had $35,250 outstanding under the Term Loan, of which $17,625 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $17,625 of unhedged floating rate debt outstanding at March 31, 2016 would have an impact of approximately $40 on our interest expense for the first quarter 2016.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2015, except to the extent factual information disclosed elsewhere in this form 10-Q relates to such risk factors.  For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2015 Annual Report in Form 10-K.

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 4, 2016.  At the annual meeting, the stockholders of the Company (i) elected the seven director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers, (iii) and ratified the appointment of EKS&H LLLP as the Company’s independent registered public accounting firm for the 2016 fiscal year.

The results of the voting for the seven director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non-votes
Richard D. Federico	5,457,307	173,343	10,915	2,183,308
Gerald J. Laber	5,487,475	143,377	10,713	2,183,308
Alexis P. Michas	5,495,399	136,254	9,912	2,183,308
Richard D. Smith	5,454,366	176,489	10,710	2,183,308
James J. Tanous	5,456,836	179,445	5,284	2,183,308
Richard S. Warzala	5,488,634	143,240	9,691	2,183,308
Michael R. Winter	5,464,550	172,032	4,983	2,183,308

The results for the advisory vote on executive compensation were as follows:

For	Against	Abstentions	Broker Non-Votes
5,395,736	229,658	16,171	2,183,308

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2016 fiscal year were as follows:

For	Against	Abstentions
7,719,835	9,561	95,477

Item 6.         Exhibits

(a)                           Exhibits

10.1    Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective March 22, 2016.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 4, 2016	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer