Form 10-Q
period 2016-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2016-08-04
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Number of Shares of the only class of Common Stock outstanding:  9,396,469 as of August 4, 2016

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$10,362	$21,278
Trade receivables, net of allowance for doubtful accounts of $783 and $611 at June 30, 2016 and December 31, 2015, respectively	31,965	22,710
Inventories, net	30,079	26,175
Prepaid expenses and other assets	2,904	3,749
Total Current Assets	75,310	73,912
Property, plant and equipment, net	38,626	35,315
Deferred income taxes	1,533	2,548
Intangible assets, net	36,288	29,984
Goodwill	28,095	17,757
Other long term assets	3,902	2,631
Total Assets	$183,754	$162,147
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	21,055	9,860
Accounts payable	14,492	13,000
Accrued liabilities	13,901	11,121
Total Current Liabilities	49,448	33,981
Long-term debt	52,555	57,518
Deferred income taxes	2,875	630
Deferred compensation arrangements	3,413	2,636
Pension and post-retirement obligations	4,177	2,785
Total Liabilities	112,468	97,550
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,396 and 9,276 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	29,078	27,824
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	51,244	46,650
Accumulated other comprehensive loss	(9,036)	(9,877)
Total Stockholders’ Equity	71,286	64,597
Total Liabilities and Stockholders’ Equity	$183,754	$162,147

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$65,835	$60,479	$129,510	$120,059
Cost of goods sold	46,222	42,492	91,620	84,572
Gross margin	19,613	17,987	37,890	35,487
Operating costs and expenses:
Selling	2,635	2,063	5,059	4,271
General and administrative	5,878	5,822	12,287	11,375
Engineering and development	4,174	3,707	8,224	7,153
Business development	135	—	218	—
Amortization of intangible assets	828	660	1,607	1,322
Total operating costs and expenses	13,650	12,252	27,395	24,121
Operating income	5,963	5,735	10,495	11,366
Other expense (income):
Interest expense	1,590	1,511	3,122	3,026
Other expense, net	(130)	(19)	(115)	(285)
Total other expense, net	1,460	1,492	3,007	2,741
Income before income taxes	4,503	4,243	7,488	8,625
Provision for income taxes	(1,561)	(1,118)	(2,419)	(2,524)
Net income	$2,942	$3,125	$5,069	$6,101

Basic earnings per share:
Earnings per share	$0.31	$0.34	$0.54	$0.66
Basic weighted average common shares	9,343	9,264	9,312	9,225
Diluted earnings per share:
Earnings per share	$0.31	$0.34	$0.54	$0.66
Diluted weighted average common shares	9,343	9,264	9,312	9,225

Net income	$2,942	$3,125	$5,069	$6,101

Foreign currency translation adjustment	(1,066)	917	963	(3,562)
Change in accumulated (loss) income on derivatives	(17)	41	(122)	(59)
Comprehensive income (loss)	$1,859	$4,083	$5,910	$2,480

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$5,069	$6,101
Adjustments to reconcile net income to net cash (used in) provided by operating activities (net of working capital acquired):
Depreciation and amortization	4,850	3,665
Deferred income taxes	859	555
Stock compensation expense	974	926
Other	(314)	272
Changes in operating assets and liabilities:
Trade receivables	(8,992)	(5,975)
Inventories, net	689	(1,514)
Prepaid expenses and other assets	1,389	(666)
Accounts payable	(39)	1,757
Accrued liabilities	(2,810)	(1,519)
Net cash provided by operating activities	1,675	3,602

Cash Flows From Investing Activities:
Consideration paid for acquisition, net of cash acquired ($2,329)	(16,049)	—
Purchase of property and equipment	(2,382)	(2,708)
Net cash used in investing activities	(18,431)	(2,708)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	9,534	1,398
Principal payments of long-term debt	(3,750)	(3,000)
Dividends paid to stockholders	(473)	(468)
Stock transactions under employee benefit stock plans	268	223
Net cash provided by (used in) financing activities	5,579	(1,847)
Effect of foreign exchange rate changes on cash	261	(824)
Net decrease in cash and cash equivalents	(10,916)	(1,777)
Cash and cash equivalents at beginning of period	21,278	13,113
Cash and cash equivalents at end of period	$10,362	$11,336

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

The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars using end of period exchange rates.  Changes in reported amounts of assets and liabilities of international subsidiaries that occur as a result of changes in exchange rates between international subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in accumulated other comprehensive income, a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.  Revenue and expense transactions use an average rate prevailing during the month of the related transaction.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit (“TU”) are included in the results of operations as incurred.

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

2.              ACQUISITION

Acquisition of Heidrive

In December 2015, the Company, through its wholly-owned subsidiary, Allied Motion Technologies B.V., entered into a Share Purchase Agreement (the “Purchase Agreement”) to purchase all of the outstanding equity interests of Heidrive GmbH, a German limited liability company (“Heidrive”) from palero fünf S.à r.l for $22,000 (approximately €20,000), which included certain management performance bonuses to be paid after closing.

The adjusted purchase price as of January 12, 2016 is $18,378 (€16,924).  At the end of the first quarter, the adjusted purchase price was $19,329 (€17,800). During the second quarter, the purchase price was reduced by $951 (€876) for a seller concession that was finalized.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The purchase price was funded with cash of $7,519 ($8,470 less the Seller concession of $951, or €6,924) plus $10,859 (€10,000) of borrowings under the Company’s international revolving credit facility (Note 9).

Heidrive is headquartered in Kelheim, Germany, and has manufacturing facilities located in the Germany and the Czech Republic.

The Company incurred $467 of transaction costs in 2015 and $98 in 2016 related to the acquisition of Heidrive.  Transaction costs are included in Business Development expenses on the consolidated statements of income and comprehensive income.

The purchase price was allocated to the underlying net assets based on fair value as of the acquisition date, as follows (in thousands):

January 12, 2016
Cash	$2,329
Other current assets	5,652
Property, plant and equipment	4,002
Amortizable intangible assets	7,710
Goodwill	10,025
Current liabilities	(7,696)
Long-term liabilities	(3,644)
Net purchase price	$18,378

The purchase price allocation has been revised to reflect an updated valuation of intangible assets and property, plant and equipment.  The purchase price allocation may be subject to further adjustment to reflect, among other things, any adjustments to income taxes and the offsetting adjustments to goodwill.

The intangible assets acquired consist of customer lists, tradename, and technology.  Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other Technology Units (“TUs”) that will occur as a result of the combined engineering knowledge, the ability of each of the TUs to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Heidrive’s management knowledge in providing complementary product offerings to the Company’s customers.

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	June 30, 2016	December 31, 2015
Parts and raw materials	$24,556	$23,710
Work-in-process	5,076	2,404
Finished goods	5,296	3,730
	34,928	29,844
Less reserves	(4,849)	(3,669)
Inventories, net	$30,079	$26,175

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$974	$970
Building and improvements	9,875	9,771
Machinery, equipment, tools and dies	42,943	37,782
Furniture, fixtures and other	9,986	8,657
	63,778	57,180
Less accumulated depreciation	(25,152)	(21,865)
Property, plant and equipment, net	$38,626	$35,315

Depreciation expense was approximately $1,752 and $1,198 for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense was $3,243 and $2,343, respectively.

5.              GOODWILL

The change in the carrying amount of goodwill for the quarter ended June 30, 2016 and year ended December 31, 2015 is as follows (in thousands):

	June 30,	December 31,
	2016	2015
Beginning balance	$17,757	$18,303
Goodwill acquired (Note 2)	10,025	—
Effect of foreign currency translation	313	(546)
Ending balance	$28,095	$17,757

6.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2016			December 31, 2015
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$38,183	$(8,996)	$29,187	$34,149	$(7,785)	$26,364
Trade name	10 - 17 years	6,108	(2,040)	4,068	4,775	(1,793)	2,982
Design and technologies	8 - 15 years	4,780	(1,765)	3,015	2,189	(1,570)	619
Patents		24	(6)	18	24	(5)	19
Total		$49,095	$(12,807)	$36,288	$41,137	$(11,153)	$29,984

Intangible assets acquired from the Heidrive acquisition were approximately $7,710 (Note 2).

Amortization expense for intangible assets was $828 and $660 for the quarters ending June 30, 2016 and 2015, respectively; and $1,607 and $1,322 for the six months ended June 30, 2016 and 2015, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated future intangible asset amortization expense as of June 30, 2016 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$1,602
2017	3,204
2018	3,204
2019	3,204
2020	3,204
Thereafter	21,870
Total estimated amortization expense	$36,288

7.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2016, 101,791 shares of unvested restricted stock were awarded at a weighted average market value of $20.02.  Of the restricted shares granted, 58,813 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2016:

Number of shares
Outstanding at beginning of period	367,199
Awarded	101,791
Vested	(105,950)
Forfeited	(6,445)
Outstanding at end of period	356,595

Stock based compensation expense, net of forfeitures of $461 and $502 was recorded for the quarter ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, stock compensation expense, net of forfeitures, of $974 and $926 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Compensation and fringe benefits	$6,698	$7,791
Warranty reserve	1,070	780
Other accrued expenses	6,133	2,550
	$13,901	$11,121

9.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

		June 30, 2016	December 31, 2015
Current Borrowings
Revolving Credit Facility		$9,829	$—
China Credit Facility (6.4% at June 30, 2016)		1,570	1,641
Term Loan, current portion, (2.5% at June 30, 2016)	(1)	9,656	8,219
Current borrowings		$21,055	$9,860

Long-term Debt
Term Loan, noncurrent (2.5% at June 30, 2016)	(1)	$23,719	$28,906
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)		30,000	30,000
Unamortized debt issuance costs		(1,164)	(1,388)
Long-term debt		$52,555	$57,518

(1)    The effective rate of the Term Loan including the impact of the related hedges is 2.79%.

Credit Agreement

On January 8, 2016, the Company entered into a First Amendment and Consent (the “Amendment”) to the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”).  Pursuant to the Amendment, the administrative agent and lenders consented to the Company’s acquisition of Heidrive GmbH, and that such acquisition would not reduce the acquisition basket under the Credit Agreement.  The Amendment also amends the Credit Agreement to increase the revolving credit facility from $15,000 to $30,000 and the international revolving sublimit from $10,000 to $25,000.

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

Principal installments are payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a balloon payment at maturity.  The Senior Credit Facilities are secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2016 for the Senior Credit Facilities were $47,000.  At June 30, 2016, there was approximately $20,200 available under the Senior Credit Facilities.  These amounts reflect the face value of the borrowings without adjustment for unamortized debt issue costs.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at June 30, 2016.

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

Other

The China Facility provides credit of approximately $1,810 (Chinese Renminbi (“RMB”) 12,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2016 was $1,620 (RMB 10,600).  At June 30, 2016, there was approximately $240 (RMB 1,570) available under the facility.

Maturities of long-term debt are as follows:

Total
Remainder of 2016	$21,054
2017	10,374
2018	13,346
2019	30,000
Total	$74,774

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of June 30, 2016 the amount hedged was $16,688.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended June 30, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $95 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Classification	June 30, 2016	December 31, 2015
Interest Rate Swaps	Other Liabilities	$149	$27

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the quarter ended June 30,		For the six months ended June 30,
Derivative Instruments	2016	2015	2016	2015
Interest Rate Swaps	$(48)	$(9)	$(184)	$(160)

	Net reclassification from AOCI into income (effective portion)
	For the quarter ended June 30,		For the six months ended June 30,
Statement of earnings classification	2016	2015	2016	2015
Interest expense	$(30)	$(50)	$(62)	$(101)

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,916	$—	$—
Other long term assets	3,408	—	—
Interest rate swaps	—	(149)	—

	December 31, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,986	$—	$—
Other long term assets	2,631	—	—
Interest rate swaps	—	(27)	—

12.       INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and international tax holidays, settlements with taxing authorities and foreign currency fluctuations.

The Company has net operating loss and tax credit carryforwards in certain international jurisdictions expiring through 2017.  The Company evaluates the future realizability of the tax loss and credit carryforwards considering the anticipated future earnings and tax planning strategies in the international jurisdictions.

The effective income tax rate as a percentage of income before income taxes was 34.7% and 26.3% for the second quarter 2016 and 2015, respectively and 32.3% and 29.3% for the six months ended June 30, 2016 and 2015, respectively.  The effective tax rate for the second quarter 2016 contains a discrete tax provision of 0.1% ($7) and for the first six months of 2016 contains a discrete tax benefit of 2.0% ($153) related to the adoption of ASU 2016-09.   The effective rate before discrete item for 2016 and 2015 varies from the statutory rate due to permanent differences, state taxes and the difference in US and international tax rates and the mix of international and domestic income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company adopted ASU No. ASU No. 2016-09 prospectively as of January 1, 2016 and ASU No. 2015-17 retrospectively in the second quarter 2016.   These pronouncements impact the accounting and disclosure for income taxes (refer to Note 17).

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

Changes in the Company’s reserve for product warranty claims for the quarter ended June 30, 2016 and the year ended December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Warranty reserve at beginning of the year	$780	$786
Warranty reserves acquired	297	—
Provision	31	142
Warranty expenditures	(49)	(123)
Effect of foreign currency translation	11	(25)
Warranty reserve at end of the period	$1,070	$780

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

14.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarter ended June 30, 2016 and 2015 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2016	$(688)	$(131)	$(7,133)	$(7,952)
Unrealized loss on cash flow hedges	—	(48)	—	(48)
Amounts reclassified from AOCI	—	30	—	30
Foreign currency translation loss	—	—	(1,066)	(1,066)
At June 30, 2016	$(688)	$(149)	$(8,199)	$(9,036)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2015	$(853)	$(102)	$(9,307)	$(10,262)
Unrealized loss on cash flow hedges	—	(9)	—	(9)
Amounts reclassified from AOCI	—	50	—	50
Foreign currency translation gain	—	—	917	917
At June 30, 2015	$(853)	$(61)	$(8,390)	$(9,304)

Accumulated Other Comprehensive Income for the six months ended June 30, 2016 and 2015 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2015	$(688)	$(27)	$(9,162)	$(9,877)
Unrealized loss on cash flow hedges	—	(184)	—	(184)
Amounts reclassified from AOCI	—	62	—	62
Foreign currency translation gain	—	—	963	963
At June 30, 2016	$(688)	$(149)	$(8,199)	$(9,036)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2014	$(853)	$(2)	$(4,828)	$(5,683)
Unrealized loss on cash flow hedges	—	(160)	—	(160)
Amounts reclassified from AOCI	—	101	—	101
Foreign currency translation loss	—	—	(3,562)	(3,562)
At June 30, 2015	$(853)	$(61)	$(8,390)	$(9,304)

The realized (gain) loss relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Interest Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

15.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in each of the first and second quarters of 2016 and 2015.  Total dividends declared in the first six months of 2016 and 2015 were $475 and $464, respectively.

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

The Company’s wholly owned international subsidiaries, located in The Netherlands, Sweden, Germany, Portugal, China and Mexico are included in the accompanying condensed consolidated financial statements.

Financial information related to the international subsidiaries is summarized below (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues derived from international subsidiaries	$26,313	$20,791	$51,920	$38,218

Identifiable international assets were $79,715 and $56,444 as of June 30, 2016 and December 31, 2015, respectively.

Revenues derived from international subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $29,659 and $21,714 during the quarter ended June 30, 2016 and 2015, respectively; and $58,234 and $41,528 for the six months ended June 30, 2016 and 2015, respectively.

For second quarter 2016 and 2015, one customer accounted for 19% and 23% of revenues, respectively; and for the year to date 2016 and 2015 for 19% and 23%, respectively.  As of June 30, 2016 and December 31, 2015, this customer represented 16% of trade receivables.  For second quarter 2015, another customer accounted for 10% of revenues; and as of June 30, 2016 and December 31, 2015, this customer represented 14% and 16% of trade receivables, respectively.

17.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

Effective January 1, 2016, the Company adopted ASU 2016-09, “Compensation — Stock Compensation (Topic 718).”  The FASB issued ASU 2016-09 in March 2016 as part of its simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective,

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2016.  As a result of the adoption, a tax benefit of $160 was recorded in the first quarter.

Effective April 1, 2016, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  The Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  We early adopted this ASU for the first quarter of 2016, and we applied it retrospectively to 2015 for comparability, which resulted in the reclassification of $3,318 and $2,551 of current deferred tax assets to noncurrent as of June 30, 2016 and December 31, 2015.

Effective January 1, 2016 the Company adopted ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  This standard requires that an entity recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.”  The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements.  The guidance is effective for reporting periods beginning after December 15, 2018.  ASU 2016-02 mandates a modified retrospective transition method.  The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements.  The risks and uncertainties include those associated with: the domestic and international general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our the ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense, Electronics and Industrial.  We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia.  We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology.  We sell component and integrated motion control solutions to end customers and original equipment manufacturers (“OEMs”) through our own direct sales force and authorized manufacturers’ representatives and distributors.  Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products.

Financial overview

The Company achieved a 9% increase in sales for the second quarter of 2016 compared to the prior year.  Results for the second quarter of 2016 were favorably impacted by our acquisition of Heidrive.  Sales to our medical, aerospace and defense and industrial markets had strong growth.  Our vehicle market declined slightly primarily due to end-of-life wind downs of several projects.  Earnings were 6% lower in the second quarter of 2016 compared to the prior year which reflects higher operating costs from increased investment in engineering and development for multi-product motion system offerings, the additional expense related to the Heidrive acquisition and the investments we continue to make to realign our organization for greater efficiency and accelerated growth.

As we advance our global growth strategy and transformation to a precision motion control solutions provider, we are expanding our opportunity pipeline with new applications and new customers while focusing our resources toward higher margin, multi-product solutions.  We expect in time both scale and revenue diversity will help to diminish the variability of sales to specific markets and customers within quarters.

We continue to develop custom applications created for specific customer needs that utilize our extensive technical and engineering knowledge.  We are applying this capability to expand our customers and our geographic reach.  We are seeing traction with our efforts in new projects, with some moving into production this year and others planned for 2017 and beyond.  Our attention is on executing our strategy in what appears to be a continuing slow growth economic environment.

Operating Results

Quarter ended June 30, 2016 compared to quarter ended June 30, 2015

	For the quarter ended		2016 vs. 2015
	June 30,		Variance
(in thousands)	2016	2015	$	%
Revenues	$65,835	$60,479	$5,356	9%
Cost of goods sold	46,222	42,492	3,730	9%
Gross margin	19,613	17,987	1,626	9%
Gross margin percentage	29.8%	29.7%
Operating costs and expenses:
Selling	2,635	2,063	572	28%
General and administrative	5,878	5,822	56	1%
Engineering and development	4,174	3,707	467	13%
Business development	135	—	135	100%
Amortization of intangible assets	828	660	168	25%
Total operating costs and expenses	13,650	12,252	1,398	11%
Operating income	5,963	5,735	228	4%
Interest expense	1,590	1,511	79	5%
Other income (expense)	(130)	(19)	(111)	584%
Total other expense	1,460	1,492	(32)	(2)%
Income before income taxes	4,503	4,243	260	6%
Provision for income taxes	(1,561)	(1,118)	(443)	40%
Net Income	$2,942	$3,125	$(183)	(6)%

Effective tax rate	34.7%	26.3%	8%	32%
Diluted earnings per share	$0.31	$0.34	$(0.03)	(9)%
Bookings	$68,347	$64,523	$3,824	6%
Backlog	$80,742	$75,605	$5,137	7%

NET INCOME:  Net income decreased during the second quarter as a result of a shift in the mix of income to international jurisdictions with higher tax rates.  Heidrive is included in our results as of January 12, 2016.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $8,673 for the second quarter of 2016 compared to $7,612 for the same quarter last year.  Adjusted EBITDA was $8,446 and $8,114 for the second quarter of 2016 and 2015, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, strong sales in most markets helped to counter lower sales in our vehicle market.

Sales to U.S. customers were 55% of total sales for the second quarter compared with 64% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.

ORDER BACKLOG:  The increase in bookings in the second quarter of 2016 compared to the second quarter of 2015 is largely due to the growth in most of our markets.  The backlog increase as of June 30, 2016 compared to at June 30, 2015 was also attributable to market growth.

GROSS MARGIN:  The 9% gross margin increase in second quarter 2016 compared to second quarter 2015 was largely due to additional volume attributable to the acquisition of Heidrive.

SELLING EXPENSES:  Selling expenses increased in the second quarter of 2016 compared to the same period of 2015 primarily due to the acquisition of Heidrive.  Selling expenses as a percentage of revenues were 4% and 3% in the second quarter of 2016 and 2015, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 1% in the second quarter 2016 from the second quarter 2015 largely due to the acquisition of Heidrive, offset by insurance recoveries related to a fire at one of our international locations.  As a percentage of revenues, general and administrative expenses decreased to 9% for the period ended June 30, 2016 compared to 10% for the same period in 2015.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 13% in the second quarter of 2016 compared to the same quarter last year.  The increase is due to the ramp up of a significant development project to meet the future needs of a target market for Allied Motion and the acquisition of Heidrive.  As a percentage of revenues, engineering and development expenses were 6% for both the second quarter of 2016 and 2015.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $135 of business development costs during the second quarter partially related to the acquisition of Heidrive GmbH on January 12, 2016.  Business development costs are typically acquisition related expenses for due diligence and legal services.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased in the second quarter of 2016 compared to the second quarter of 2015 due to the amortization of Heidrive intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 34.7% and 26.3% in the second quarters of 2016 and 2015, respectively.  The effective tax rate for the second quarter 2016 contains a discrete tax provision of 0.1% ($7) related to the adoption of ASU 2016-09, “Compensation — Stock Compensation (Topic 718).”  Refer to Note 12 of the Unaudited Notes to Condensed Consolidated Financial Statements for information. The effective rate before discrete item for 2016 varies from the statutory rate due to permanent differences, state taxes and the difference in US and international tax rates and the mix of international and domestic income.   The effective tax rate for the second quarter of 2015 was lower than the statutory rate primarily due to differences in state and foreign tax rates and changes in the estimated valuation allowance.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	For the six months ended		2016 vs. 2015
	June 30,		Variance
(in thousands)	2016	2015	$	%
Revenues	$129,510	$120,059	$9,451	8%
Cost of goods sold	91,620	84,572	7,048	8%
Gross margin	37,890	35,487	2,403	7%
Gross margin percentage	29.3%	29.6%
Operating costs and expenses:
Selling	5,059	4,271	788	18%
General and administrative	12,287	11,375	912	8%
Engineering and development	8,224	7,153	1,071	15%
Business development	218	—	218	100%
Amortization of intangible assets	1,607	1,322	285	22%
Total operating costs and expenses	27,395	24,121	3,274	14%
Operating income	10,495	11,366	(871)	(8)%
Interest expense	3,122	3,026	96	3%
Other income (expense)	(115)	(285)	170	(60)%
Total other expense	3,007	2,741	266	10%
Income before income taxes	7,488	8,625	(1,137)	(13)%
Provision for income taxes	(2,419)	(2,524)	105	(4)%
Net Income	$5,069	$6,101	$(1,032)	(17)%

Effective tax rate	32.3%	29.3%	3%	10%
Diluted earnings per share	$0.54	$0.66	$(0.12)	(18)%
Bookings	$134,738	$122,666	$12,072	10%
Backlog	$80,742	$75,605	$5,137	7%

NET INCOME:  Net income decreased during 2016 reflecting a higher effective tax rate due to a shift in income to international jurisdictions with higher rates, increased engineering and development costs and investments in IT infrastructure.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $15,460 for 2016 compared to $15,316 last year.  Adjusted EBITDA was $15,829 and $16,242 for 2016 and 2015, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2016, the increase in revenues reflects the increased sales in most of our markets that offset the lower sales for the vehicle market.

Sales to U.S. customers were 55% of total sales for 2016 compared with 65% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.

ORDER BACKLOG:  The increase in bookings in 2016 compared to 2015 is largely due to  growth in most of our markets.

GROSS MARGIN:  The 7% increase in gross margin in 2016 compared to 2015 was largely due to the increase in volume attributable to the Heidrive acquisition.

SELLING EXPENSES:  Selling expenses increased in 2016 compared to 2015 primarily due to the acquisition of Heidrive.  Selling expenses as a percentage of revenues were 4% for 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 8% in 2016 from 2015 largely due to the acquisition of Heidrive, partially offset by insurance recoveries related to a fire at one of our international locations.  As a percentage of revenues, general and administrative expenses was 10% for 2016 and 2015.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 15% in 2016 compared to 2015.  The increase is primarily due to the acquisition of Heidrive and the ramp up of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses were 6% for both 2016 and 2015.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $218 of business development costs during 2016 partially related to the acquisition of Heidrive GmbH on January 12, 2016.  Business development costs are typically acquisition related expenses for due diligence and legal services.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased in 2016 compared to 2015 due to the amortization of Heidrive intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 32.3% and 29.3% in 2016 and 2015, respectively.  The effective tax rate for the first six months of 2016 contains a discrete tax benefit of 2.0% ($153) related to the adoption of ASU 2016-09.   Refer to Note 12 of the Unaudited Notes to Condensed Consolidated Financial Statements for information. The effective rate before discrete item for 2016 varies from the statutory rate due to permanent differences, state taxes and the difference in US and international tax rates and the mix of international and domestic income.  The year to date effective tax rate for 2015 was lower than the statutory rate primarily due to differences in state and foreign tax rates and changes in the estimated valuation allowance.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income as reported	$2,942	$3,125	$5,069	$6,101
Interest expense	1,590	1,511	3,122	3,026
Provision for income tax	1,561	1,118	2,419	2,524
Depreciation and amortization	2,580	1,858	4,850	3,665
EBITDA	8,673	7,612	15,460	15,316
Stock compensation expense	461	502	974	926
Business Development Costs	135	—	218	—
Insurance recoveries	(823)	—	(823)	—
Adjusted EBITDA	$8,446	$8,114	$15,829	$16,242

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $10,916 to a balance of $10,362 at June 30, 2016 from December 31, 2015.

	Six months ended
	June 30,		2016 vs. 2015
	2016	2015	$
Net cash provided by operating activities	$1,675	$3,602	$(1,927)
Net cash used in investing activities	(18,431)	(2,708)	(15,723)
Net cash provided by (used in) financing activities	5,579	(1,847)	7,426
Effect of foreign exchange rates on cash	261	(824)	1,085
Net decrease in cash and cash equivalents	$(10,916)	$(1,777)	$(9,139)

During 2016, the decrease in cash provided by operating activities is primarily due to lower net income combined with an increase in working capital needs, primarily trade receivables and accounts payable.  The receivables increase reflects higher sales in 2016 compared to 2015.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive during the first quarter.  The cash paid for the acquisition was $16,049 net of cash acquired.  During 2016, purchases of property and equipment were $2,382 compared to $2,708 for 2015.

Net cash provided by financing activities was higher in 2016 than 2015 due to the use of the international revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition in the first quarter.  During the second quarter of 2016, we made payments of $3,105 (€2,500) for the international revolver.  Borrowings of $1,500 have been made in 2016 on the US revolver.

We have made $3,750 of payments in 2016 for our Term Loan obligation.  At June 30, 2016, we had $73,204 in obligations under the Credit Agreement and the Note Agreement (without adjustment for unamortized debt issuance costs).

The Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at June 30, 2016.

As of June 30, 2016, the amount available to borrow under the Credit Agreement was approximately $20,200.

The average China Facility balance for 2016 was $1,620 (RMB 10,600).  At June 30, 2016, there was approximately $240 (RMB 1,570) available under the facility.

During 2016, the Company paid dividends of $0.025 per share in each of the first two quarters, or $0.05 for the first six months of 2016.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, China, Portugal, Germany, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,600 on our second quarter sales and $5,100 on our year to date sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the three and six months ended June 30, 2016 increased sales in comparison to the same periods in 2015 by approximately $400 and $100, respectively.

We translate all assets and liabilities of our international operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of $1,066 and a gain of $920 for the second quarter of 2016 and 2015, respectively.  The translation adjustment was a gain of $963 and loss of $3,560 for the year to date 2016 and 2015 periods, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to a gain of $69 and a loss of $44 for the second quarter of 2016 and 2015, respectively.  For the year to date 2016, a $25 loss has been recognized in Other income, net compared to a $148 gain for 2015.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,800 on our foreign net assets as of June 30, 2016.

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

As of June 30, 2016, we had $33,375 outstanding under the Term Loan, of which $16,688 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $16,688 of unhedged floating rate debt outstanding at June 30, 2016 would have an impact of approximately $45 on our interest expense for the second quarter 2016 and $91 for the year to date 2016.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter and six months ended June 30, 2016, with the exception Heidrive, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of June 30, 2016, we have excluded the operations of Heidrive. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Heidrive’s results of operations from January 12, 2016.  Heidrive’s net sales constituted approximately 12% of our net sales for the six months ended June 30, 2016, and Heidrive’s assets constituted approximately 7% of the Company’s total assets as of June 30, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/16 to 04/30/16	1,885	(1)	$19.82	—	—
05/01/16 to 05/31/16	25,674	(1)	17.99	—	—
06/01/16 to 06/30/16	—		—	—	—
Total	27,559		$18.12	—	—

(1)                 As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At June 30, 2016, the Company did not have an authorized stock repurchase plan in place.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 4, 2016	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer