Form 10-Q
period 2016-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2016-11-02
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Number of Shares of the only class of Common Stock outstanding:  9,371,311 as of November 2, 2016

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$12,542	$21,278
Trade receivables, net of allowance for doubtful accounts of $812 and $611 at September 30, 2016 and December 31, 2015, respectively	28,810	22,710
Inventories, net	30,295	26,175
Prepaid expenses and other assets	3,053	3,749
Total Current Assets	74,700	73,912
Property, plant and equipment, net	38,497	35,315
Deferred income taxes	966	2,548
Intangible assets, net	35,569	29,984
Goodwill	28,241	17,757
Other long term assets	4,013	2,631
Total Assets	$181,986	$162,147
Liabilities and Stockholders’ Equity
Current Liabilities:
Debt obligations	19,105	9,860
Accounts payable	14,065	13,000
Accrued liabilities	12,453	11,121
Total Current Liabilities	45,623	33,981
Long-term debt, net	50,060	57,518
Deferred income taxes	2,819	630
Pension and post-retirement obligations	4,218	2,785
Other long term liabilities	4,851	2,636
Total Liabilities	107,571	97,550
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,398 and 9,276 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	29,469	27,824
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	53,533	46,650
Accumulated other comprehensive loss	(8,587)	(9,877)
Total Stockholders’ Equity	74,415	64,597
Total Liabilities and Stockholders’ Equity	$181,986	$162,147

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$61,040	$61,534	$190,550	$181,593
Cost of goods sold	43,434	42,595	135,054	127,167
Gross margin	17,606	18,939	55,496	54,426
Operating costs and expenses:
Selling	2,431	1,963	7,490	6,234
General and administrative	5,264	5,939	17,551	17,314
Engineering and development	3,961	3,345	12,185	10,498
Business development	123	—	341	—
Amortization of intangible assets	802	661	2,409	1,983
Total operating costs and expenses	12,581	11,908	39,976	36,029
Operating income	5,025	7,031	15,520	18,397
Other expense (income):
Interest expense	1,504	1,504	4,626	4,530
Other income, net	(75)	(115)	(190)	(400)
Total other expense, net	1,429	1,389	4,436	4,130
Income before income taxes	3,596	5,642	11,084	14,267
Provision for income taxes	(1,076)	(1,364)	(3,495)	(3,888)
Net income	$2,520	$4,278	$7,589	$10,379

Basic earnings per share:
Earnings per share	$0.27	$0.46	$0.81	$1.12
Basic weighted average common shares	9,350	9,266	9,325	9,239
Diluted earnings per share:
Earnings per share	$0.27	$0.46	$0.81	$1.12
Diluted weighted average common shares	9,350	9,266	9,325	9,239

Net income	$2,520	$4,278	$7,589	$10,379

Foreign currency translation adjustment	383	400	1,346	(3,162)
Change in accumulated (loss) income on derivatives	66	(87)	(56)	(146)
Comprehensive income (loss)	$2,969	$4,591	$8,879	$7,071

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$7,589	$10,379
Adjustments to reconcile net income to net cash provided by operating activities (net of working capital acquired):
Depreciation and amortization	7,309	5,552
Deferred income taxes	1,345	1,344
Stock compensation expense	1,370	1,345
Other	(455)	684
Changes in operating assets and liabilities:
Trade receivables	(5,739)	(4,540)
Inventories, net	613	(138)
Prepaid expenses and other assets	1,252	(1,196)
Accounts payable	(525)	173
Accrued liabilities	(2,794)	124
Net cash provided by operating activities	9,965	13,727

Cash Flows From Investing Activities:
Consideration paid for acquisition, net of cash acquired ($2,329)	(16,049)	—
Purchase of property and equipment	(3,694)	(3,693)
Net cash used in investing activities	(19,743)	(3,693)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	6,802	422
Principal payments of long-term debt	(5,625)	(4,500)
Dividends paid to stockholders	(700)	(690)
Stock transactions under employee benefit stock plans	268	223
Net cash provided by (used in) financing activities	745	(4,545)
Effect of foreign exchange rate changes on cash	297	(706)
Net (decrease) increase in cash and cash equivalents	(8,736)	4,783
Cash and cash equivalents at beginning of period	21,278	13,113
Cash and cash equivalents at end of period	$12,542	$17,896

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

The adjusted purchase price as of January 12, 2016 is $18,378 (€16,924).  At the end of the first quarter, the adjusted purchase price was $19,329 (€17,800). During the second quarter, the purchase price was reduced by $951 (€876) for a seller concession that was finalized.  There were no adjustments to the purchase price during the quarter ended September 30, 2016.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The purchase price was funded with cash of $7,519 ($8,470 less the Seller concession of $951, or €6,924) plus $10,859 (€10,000) of borrowings under the Company’s international revolving credit facility (Note 9).

Heidrive is headquartered in Kelheim, Germany, and has manufacturing facilities located in Germany and the Czech Republic.

The Company incurred $467 of transaction costs in 2015 and $135 in 2016 related to the acquisition of Heidrive.  Transaction costs are included in Business Development expenses on the consolidated statements of income and comprehensive income.

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

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	September 30, 2016	December 31, 2015
Parts and raw materials	$24,371	$23,710
Work-in-process	5,806	2,404
Finished goods	4,905	3,730
	35,082	29,844
Less reserves	(4,787)	(3,669)
Inventories, net	$30,295	$26,175

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$976	$970
Building and improvements	9,961	9,771
Machinery, equipment, tools and dies	43,484	37,782
Furniture, fixtures and other	10,534	8,657
	64,955	57,180
Less accumulated depreciation	(26,458)	(21,865)
Property, plant and equipment, net	$38,497	$35,315

Depreciation expense was approximately $1,657 and $1,226 for the quarters ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $4,900 and $3,569, respectively.

5.              GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 and year ended December 31, 2015 is as follows (in thousands):

	September 30,	December 31,
	2016	2015
Beginning balance	$17,757	$18,303
Goodwill acquired (Note 2)	10,025	—
Effect of foreign currency translation	459	(546)
Ending balance	$28,241	$17,757

6.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2016			December 31, 2015
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 15 years	$38,241	$(9,605)	$28,636	$34,149	$(7,785)	$26,364
Trade name	10 - 17 years	6,121	(2,163)	3,958	4,775	(1,793)	2,982
Design and technologies	8 - 15 years	4,825	(1,867)	2,958	2,189	(1,570)	619
Patents		24	(7)	17	24	(5)	19
Total		$49,211	$(13,642)	$35,569	$41,137	$(11,153)	$29,984

Intangible assets acquired from the Heidrive acquisition were approximately $7,710 (Note 2).

Amortization expense for intangible assets was $802 and $661 for the quarters ending September 30, 2016 and 2015, respectively; and $2,409 and $1,983 for the nine months ended September 30, 2016 and 2015, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated future intangible asset amortization expense as of September 30, 2016 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$803
2017	3,212
2018	3,212
2019	3,212
2020	3,212
2021	2,963
Thereafter	18,955
Total estimated amortization expense	$35,569

7.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2016, 105,662 shares of unvested restricted stock were awarded at a weighted average market value of $19.99.  Of the restricted shares granted, 58,813 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2016:

Number of shares
Outstanding at beginning of period	367,199
Awarded	105,662
Vested	(108,745)
Forfeited	(5,912)
Outstanding at end of period	358,204

Stock based compensation expense, net of forfeitures of $395 and $410 was recorded for the quarter ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, stock compensation expense, net of forfeitures, of $1,370 and $1,336 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Compensation and fringe benefits	$6,827	$7,791
Warranty reserve	1,042	780
Other accrued expenses	4,584	2,550
	$12,453	$11,121

9.              DEBT OBLIGATIONS

On October 28, 2016, the Company entered into a new $125,000 Senior Secured Revolving Credit Facility that replaces the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto (as amended, the “Prior Credit Agreement”) and Senior Subordinated Notes.  Refer to Note 18. Subsequent Event for information.

Debt obligations consisted of the following (in thousands):

		September 30, 2016	December 31, 2015
Current Borrowings
Revolving Credit Facility		$7,167	$—
China Credit Facility (6.4% at September 30, 2016)		1,563	1,641
Term Loan, current portion, (2.5% at September 30, 2016)	(1)	10,375	8,219
Current borrowings		$19,105	$9,860

Long-term Debt
Term Loan, noncurrent (2.5% at September 30, 2016)	(1)	$21,126	$28,906
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)		30,000	30,000
Unamortized debt issuance costs		(1,066)	(1,388)
Long-term debt		$50,060	$57,518

(1)  The effective rate of the Term Loan including the impact of the related hedges is 2.82%.

Prior Credit Agreement

On January 8, 2016, the Company entered into a First Amendment and Consent (the “Amendment”) to the Prior Credit Agreement.  Pursuant to the Amendment, the administrative agent and lenders consented to the Company’s acquisition of Heidrive GmbH, and that such acquisition would not reduce the acquisition basket under the Prior Credit Agreement.  The Amendment also amended the Prior Credit Agreement to increase the revolving credit facility from $15,000 to $30,000 and the international revolving sublimit from $10,000 to $25,000.

The Prior Credit Agreement included a $30,000 Revolving Credit Facility and a $50,000 Term Loan (collectively the “Senior Credit Facilities”) each with a five year term that were scheduled to mature in 2018.

Borrowings under the Senior Credit Facilities were subject to terms defined in the Prior Credit Agreement.  Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.00%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”).

Principal installments were scheduled to be payable on the Term Loan in varying percentages quarterly through September 30, 2018 with a

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

balloon payment at maturity.  The Senior Credit Facilities were secured by substantially all of the Company’s assets.  The average outstanding borrowings for 2016 for the Senior Credit Facilities were $45,000.  At September 30, 2016, there was approximately $22,800 available under the Senior Credit Facilities.  These amounts reflect the face value of the borrowings without adjustment for unamortized debt issue costs.

The Prior Credit Agreement included certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Prior Credit Agreement also included other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at September 30, 2016.

Senior Subordinated Notes

Under the Company’s Note Agreement, the Company sold $30,000 of 14.50% Senior Subordinated Notes due October 18, 2019 (the “Notes”) to Prudential Capital Partners IV, L.P. and its affiliates in a private placement.  The interest rate on the Notes was 14.50% with 13.00% payable in cash and 1.50% payable in-kind, quarterly in arrears and the outstanding principal amount of the Notes, together with any accrued and unpaid interest was scheduled to be due on October 18, 2019.  The Company was permitted to prepay the Notes at any time after October 18, 2016, in whole or in part, at 100% of the principal amount.  The Notes were unsecured obligations of the Company and were fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

On January 8, 2016, the Company entered into a Consent and Amendment No. 3 to the Note Agreement with Prudential Capital Partners IV, L.P. and its affiliates.  Pursuant to the Note Amendment, the note holders consented to the Company’s acquisition of Heidrive GmbH and that such acquisition would not reduce the acquisition basket under the Note Agreement.

Other

The China Facility provides credit of approximately $1,800 (Chinese Renminbi (“RMB”) 12,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and will mature in November, 2017.  The average balance for 2016 was $1,600 (RMB 10,500).  At September 30, 2016, there was approximately $235 (RMB 1,570) available under the facility.

Maturities of long-term debt as of September 30, 2016 were as follows:

Total
Remainder of 2016	$11,325
2017	10,374
2018	48,532
Total	$70,231

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As of September 30, 2016, the amount hedged was $15,750.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters or nine months ended September 30, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $62 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Classification	September 30, 2016	December 31, 2015
Interest Rate Swaps	Other Liabilities	$83	$27

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the quarter ended September 30,		For the nine months ended September 30,
Derivative Instruments	2016	2015	2016	2015
Interest Rate Swaps	$39	$(135)	$(145)	$(295)

	Net reclassification from AOCI into income (effective portion)
Statement of earnings	For the quarter ended September 30,		For the nine months ended September 30,
classification	2016	2015	2016	2015
Interest expense	$(27)	$(48)	$(89)	$(149)

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$5,002	$—	$—
Other long term assets	3,515	—	—
Interest rate swaps	—	(83)	—

	December 31, 2015
	Level 1	Level 2	Level 3
Assets
Pension Plan Assets	$4,986	$—	$—
Other long term assets	2,631	—	—
Interest rate swaps	—	(27)	—

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

The effective income tax rate as a percentage of income before income taxes was 29.9% and 24.2% for the third quarter 2016 and 2015, respectively and 31.5% and 27.3% for the nine months ended September 30, 2016 and 2015, respectively.  The effective tax rate for 2016 contains discrete items for tax return to accrual and other adjustments and the adoption of ASU 2016-09.  The effective rate before discrete item for 2016 and 2015 varies from the statutory rate due to permanent differences, state taxes and the difference in US and international tax rates and the mix of international and domestic income.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016.  These pronouncements impact the accounting and disclosure for income taxes (refer to Note 17).

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

Changes in the Company’s reserve for product warranty claims for the quarter ended September 30, 2016 and the year ended December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Warranty reserve at beginning of the year	$780	$786
Warranty reserves acquired	297	—
Provision	36	142
Warranty expenditures	(86)	(123)
Effect of foreign currency translation	15	(25)
Warranty reserve at end of the period	$1,042	$780

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

14.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarter ended September 30, 2016 and 2015 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2016	$(688)	$(149)	$(8,199)	$(9,036)
Unrealized gain on cash flow hedges	—	39	—	39
Amounts reclassified from AOCI	—	27	—	27
Foreign currency translation gain	—	—	383	383
At September 30, 2016	$(688)	$(83)	$(7,816)	$(8,587)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2015	$(853)	$(61)	$(8,390)	$(9,304)
Unrealized loss on cash flow hedges	—	(135)	—	(135)
Amounts reclassified from AOCI	—	48	—	48
Foreign currency translation gain	—	—	400	400
At September 30, 2015	$(853)	$(148)	$(7,990)	$(8,991)

Accumulated Other Comprehensive Income for the nine months ended September 30, 2016 and 2015 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2015	$(688)	$(27)	$(9,162)	$(9,877)
Unrealized loss on cash flow hedges	—	(145)	—	(145)
Amounts reclassified from AOCI	—	89	—	89
Foreign currency translation gain	—	—	1,346	1,346
At September 30, 2016	$(688)	$(83)	$(7,816)	$(8,587)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2014	$(853)	$(2)	$(4,828)	$(5,683)
Unrealized loss on cash flow hedges	—	(295)	—	(295)
Amounts reclassified from AOCI	—	149	—	149
Foreign currency translation loss	—	—	(3,162)	(3,162)
At September 30, 2015	$(853)	$(148)	$(7,990)	$(8,991)

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

15.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in each of the first, second and third quarters of 2016 and 2015.  Total dividends declared in the first nine months of 2016 and 2015 were $708 and $696, respectively.

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

Financial information related to the international subsidiaries is summarized below (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues derived from international subsidiaries	$23,218	$20,338	$75,138	$58,556

Identifiable international assets were $78,620 and $56,444 as of September 30, 2016 and December 31, 2015, respectively.

Revenues derived from international subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $26,670 and $20,755 during the quarters ended September 30, 2016 and 2015, respectively; and $84,903 and $62,283 for the nine months ended September 30, 2016 and 2015, respectively.

For third quarter 2016 and 2015, one customer accounted for 24% and 26% of revenues, respectively; and for the year to date 2016 and 2015 for 20% and 24%, respectively.  As of September 30, 2016 and December 31, 2015, this customer represented 14% and 18% of trade receivables, respectively.  As of September 30, 2016 and December 31, 2015, one other customer represented 10% and 19% of trade receivables, respectively.

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

Effective April 1, 2016, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  The Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  We early adopted this ASU for the first quarter of 2016, and we applied it retrospectively to 2015 for comparability, which resulted in the reclassification of $3,318 and $2,551 of current deferred tax assets to noncurrent as of September 30, 2016 and December 31, 2015.

Effective January 1, 2016 the Company adopted ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  This standard requires that an entity recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recently issued accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

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

18.       SUBSEQUENT EVENT

Revolving Facility

On October 28, 2016 the Company closed on a new $125,000 Senior Secured Revolving Credit Facility (Revolving Facility).

See Item 5. Other Information of Part II of this Form 10-Q for information regarding the Revolving Facility.

The initial proceeds from the Revolving Facility were used to redeem the Company’s $30,000 of 14.50% Senior Subordinated Notes and the outstanding amounts under the Prior Credit Agreement of $40,531 at October 28, 2016 (see Note 9. Debt Obligations a for description of the Senior Subordinated Notes and the Prior Credit Agreement).

The termination of the Credit Agreement and Senior Subordinated Notes will result in a $1,000 write-off of unamortized debt issuance costs in the fourth quarter of 2016.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements.  The risks and uncertainties include those associated with: the domestic and international general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast the Company’s growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our the ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Financial overview

The Company’s sales for the third quarter of 2016 were flat compared to the prior year.  Our market position in our medical and aerospace and defense markets has grown with the addition of Heidrive to our Company portfolio.  While our vehicle market was relatively stable sequentially, specific applications in that market are challenged, and we are expecting that to persist over the short term.  We are addressing the effects of our customer concentration and end of life product cycles by taking a long term strategic view as we review and adjust our operations and cost structure accordingly.  Earnings were $1,800 lower in the third quarter of 2016 compared to the prior year which reflects higher operating costs from increased investment in engineering and development for multi-product motion system offerings, the additional expense related to the

Heidrive acquisition and the investments we continue to make for our One Allied team as we realign our organization for greater efficiency and accelerated growth.

The softness in the off road vehicle industry combined with certain customer challenges is unfortunately masking successes with new application wins we have experienced in 2016.  We also continue to make excellent progress in our strategic market based multi-product development solutions which are being well received by our customers during the early stages of the product release cycle.

We continue to take a long-term view of our business and believe that our infrastructure changes and the collaborative organization we are building to advance our multi-product solutions offering is working.  We are confident that our strategy to be a unique, leading supplier of complete precision motion solutions to our target markets will enable us to take market share and gain greater scale over the next five years.

Operating Results

Quarter ended September 30, 2016 compared to quarter ended September 30, 2015

	For the quarter ended		2016 vs. 2015
	September 30,		Variance
(in thousands)	2016	2015	$	%
Revenues	$61,040	$61,534	$(494)	(1)%
Cost of goods sold	43,434	42,595	839	2%
Gross margin	17,606	18,939	(1,333)	(7)%
Gross margin percentage	28.8%	30.8%
Operating costs and expenses:
Selling	2,431	1,963	468	24%
General and administrative	5,264	5,939	(675)	(11)%
Engineering and development	3,961	3,345	616	18%
Business development	123	—	123	100%
Amortization of intangible assets	802	661	141	21%
Total operating costs and expenses	12,581	11,908	673	6%
Operating income	5,025	7,031	(2,006)	(29)%
Interest expense	1,504	1,504	—	0%
Other income (expense)	(75)	(115)	40	(35)%
Total other expense	1,429	1,389	40	3%
Income before income taxes	3,596	5,642	(2,046)	(36)%
Provision for income taxes	(1,076)	(1,364)	288	(21)%
Net Income	$2,520	$4,278	$(1,758)	(41)%

Effective tax rate	29.9%	24.2%	5.7%	23.8%
Diluted earnings per share	$0.27	$0.46	$(0.19)	(41)%
Bookings	$59,088	$55,115	$3,973	7%
Backlog	$77,683	$67,820	$9,863	15%

NET INCOME:  Net income decreased during the third quarter resulting from sales mix combined with increased investment in our One Allied team including selling expenses, and new product development costs.  Heidrive is included in our results as of January 12, 2016.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $7,559 for the third quarter of 2016 compared to $9,033 for the same quarter last year.  Adjusted EBITDA was $8,077 and $9,443 for the third quarter of 2016 and 2015, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, we had increases in all our markets outside of our vehicle market.  We had a decrease in sales resulting from challenges with specific applications within our vehicle market.

Sales to U.S. customers were 56% of total sales for the third quarter compared with 66% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.

ORDER BACKLOG:  The increase in bookings in the third quarter of 2016 compared to the third quarter of 2015 is largely due to market growth, particularly in our medical and aerospace and defense markets.  The backlog increase as of September 30, 2016, compared to at December 31, 2015 was also attributable to market growth.

GROSS MARGIN:  The 7% gross margin decrease in third quarter 2016 compared to third quarter 2015 was largely due to sales mix favoring lower margin products in 2016 along with under absorption of certain fixed production costs.

SELLING EXPENSES:  Selling expenses increased in the third quarter of 2016 compared to the same period of 2015 primarily due the acquisition of Heidrive along with investment in our One Allied sales organization.  Selling expenses as a percentage of revenues were 4% and 3% in the third quarter of 2016 and 2015, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses decreased 9% in the third quarter 2016 from the third quarter 2015 largely due to the reduction in incentive compensation accruals reflecting the decrease in net income for the quarter.  As a percentage of revenues, general and administrative expenses decreased to 9% for the period ended September 30, 2016 compared to 10% for the same period in 2015.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 18% in the third quarter of 2016 compared to the same quarter last year.  The increase is due to the ramp up of a significant development project to meet the future needs of a target market for Allied Motion and the acquisition of Heidrive.  As a percentage of revenues, engineering and development expenses were 7% and 5% for the third quarter of 2016 and 2015, reflectively.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $123 of business development costs during the third quarter of 2016 related to the research of potential targets.  Business development costs are typically acquisition related expenses for due diligence and legal services as well as consulting expenses to evaluate new opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased in the third quarter of 2016 compared to the third quarter of 2015 due to the amortization of Heidrive intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 29.9% and 24.2% for the third quarters of 2016 and 2015, respectively.  The effective tax rate for the third quarter 2016 contains a discrete tax provision for tax return to accrual and other adjustments of 6.9% or $248.  The effective rate before discrete item for 2016 and 2015 varies from the statutory rate due to permanent differences, state taxes and the difference in US and international tax rates and the mix of international and domestic income.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016.  These pronouncements impact the accounting and disclosure for income taxes (refer to Note 17).

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	For the nine months ended		2016 vs. 2015
	September 30,		Variance
(in thousands)	2016	2015	$	%
Revenues	$190,550	$181,593	$8,957	5%
Cost of goods sold	135,054	127,167	7,887	6%
Gross margin	55,496	54,426	1,070	2%
Gross margin percentage	29.1%	30.0%
Operating costs and expenses:
Selling	7,490	6,234	1,256	20%
General and administrative	17,551	17,314	237	1%
Engineering and development	12,185	10,498	1,687	16%
Business development	341	—	341	100%
Amortization of intangible assets	2,409	1,983	426	21%
Total operating costs and expenses	39,976	36,029	3,947	11%
Operating income	15,520	18,397	(2,877)	(16)%
Interest expense	4,626	4,530	96	2%
Other income (expense)	(190)	(400)	210	(53)%
Total other expense	4,436	4,130	306	7%
Income before income taxes	11,084	14,267	(3,183)	(22)%
Provision for income taxes	(3,495)	(3,888)	393	(10)%
Net Income	$7,589	$10,379	$(2,790)	(27)%

Effective tax rate	31.5%	27.3%	4.3%	15.7%
Diluted earnings per share	$0.81	$1.12	$(0.31)	(28)%
Bookings	$193,826	$177,781	$16,045	9%
Backlog	$77,683	$67,820	$9,863	15%

NET INCOME:  Net income decreased during 2016 reflecting the sales mix in 2016, along with increased development costs, selling expenses and additional organizational enhancements.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $23,019 for 2016 compared to $24,349 last year.  Adjusted EBITDA was $23,907 and $25,685 for 2016 and 2015, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2016, the increase in revenues reflects increased sales in all our markets except for our vehicle market.

Sales to U.S. customers were 55% of total sales for 2016 compared with 66% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.

ORDER BACKLOG:  The increase in bookings in 2016 compared to 2015 is largely due to addition of Heidrive.  On a sequential basis over the year there has been a decline in orders and backlog reflecting the weakness in our vehicle market, generally soft industrial market conditions, and seasonality in our European markets.

GROSS MARGIN:  The 2% increase in gross margin in 2016 compared to 2015 was largely due to the increase in volume attributable to market growth.

SELLING EXPENSES:  Selling expenses increased in 2016 compared to 2015 primarily due to the acquisition of Heidrive and continued investment in our One Allied sales organization to support future growth.  Selling expenses as a percentage of revenues were 4% for 2016 and 3% for 2015.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased slightly in 2016 from 2015 largely due to the acquisition of Heidrive, partially offset by insurance recoveries related to a fire at one of our international locations and reductions in our incentive compensation accruals.  As a percentage of revenues, general and administrative expenses was 9% and 10% for 2016 and 2015, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 16% in 2016 compared to 2015.  The increase is primarily due to the acquisition of Heidrive and the ramp up of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses were 6% for both 2016 and 2015.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $341 of business development costs during 2016 related to the acquisition of Heidrive on January 12, 2016 and consulting expenses to evaluate new business opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased in 2016 compared to 2015 due to the amortization of Heidrive intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 31.5% and 27.3% for the nine months ended September 30, 2016 and 2015, respectively.  The effective tax rate for the first nine months of 2016 contains a discrete tax provision of 0.9% or $95 including the return to accrual and other adjustments net of tax benefits related to the adoption of ASU 2016-09.  The effective rate before discrete item for 2016 and 2015 varies from the statutory rate due to permanent differences, state taxes and the difference in US and international tax rates and the mix of international and domestic income.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016.  These pronouncements impact the accounting and disclosure for income taxes (refer to Note 17).

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income as reported	$2,520	$4,278	$7,589	$10,379
Interest expense	1,504	1,504	4,626	4,530
Provision for income tax	1,076	1,364	3,495	3,888
Depreciation and amortization	2,459	1,887	7,309	5,552
EBITDA	7,559	9,033	23,019	24,349
Stock compensation expense	395	410	1,370	1,336
Business development costs	123	—	341	—
Insurance recoveries	—	—	(823)	—
Adjusted EBITDA	$8,077	$9,443	$23,907	$25,685

Liquidity and Capital Resources

On October 28, 2016, the Company entered into a new $125,000 Senior Secured Revolving Credit Facility that replaces the Prior Credit Agreement and Senior Subordinated Notes.  Refer to Item 5. Other Information in Part II and Item 1. Financial Statements - Note 18. Subsequent Event in Part I for information.

The Company’s liquidity position as measured by cash and cash equivalents decreased by $8,736 to a balance of $12,542 at September 30, 2016 from December 31, 2015.

	Nine months ended
	September 30,		2016 vs. 2015
	2016	2015	$
Net cash provided by operating activities	$9,965	$13,727	$(3,762)
Net cash used in investing activities	(19,743)	(3,693)	(16,050)
Net cash provided by (used in) financing activities	745	(4,545)	5,290
Effect of foreign exchange rates on cash	297	(706)	1,003
Net decrease in cash and cash equivalents	$(8,736)	$4,783	$(13,519)

During 2016, the decrease in cash provided by operating activities is primarily due to lower net income combined with an increase in working capital needs, primarily trade receivables and accrued liabilities that includes reduced incentive compensation.  The receivables increase reflects higher sales in 2016 compared to 2015.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive during the first quarter.  The cash paid for the acquisition was $16,049 net of cash acquired.  During 2016, purchases of property and equipment were comparable at $3,694 and $3,693 for 2016 and 2015, respectively.

Net cash provided by financing activities in 2016 compared to net cash used in 2015 reflects the use of the international revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition in the first quarter.  During 2016, we made payments of $5,333 (€4,500) towards the international revolver.  Net borrowings of $1,000 have been made in 2016 on the US revolver.

We have made $5,625 of payments in the first nine months of 2016 for our Term Loan obligation.  At September 30, 2016, we had $70,231 in obligations under the Prior Credit Agreement and the Note Agreement (without adjustment for unamortized debt issuance costs).

The Prior Credit Agreement contains certain financial covenants related to maximum leverage and minimum fixed charge coverage.  The Prior Credit Agreement also includes other covenants and restrictions, including limits on the amount of certain types of capital expenditures.  The Company was in compliance with all covenants at September 30, 2016.

As of September 30, 2016, the amount available to borrow under the Credit Agreement was approximately $22,800.

The average China Facility balance for 2016 was $1,600 (RMB 10,600).  At September 30, 2016, there was approximately $235 (RMB 1,570) available under the facility.

During 2016, the Company paid dividends of $0.025 per share in each of the three quarters, or $0.075 for the first nine months of 2016.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.         Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, China, Portugal, Germany, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,300 on our third quarter sales and $7,400 on our year to date sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the three ended September 30, 2016 had no impact on sales compared to the same period in 2015.  For the nine months ended September 30, 2016, we estimate that foreign currency exchange rate fluctuations increased sales in comparison to 2015 by approximately $100.

We translate all assets and liabilities of our international operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of $383 and $400 for the third quarter of 2016 and 2015, respectively.  The translation adjustment was a gain of $1,346 and loss of $3,162 for the year to date 2016 and 2015 periods, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to a gain of $5 and a loss of $94 for the third quarter of 2016 and 2015, respectively.  For the year to date 2016, a $20 loss has been recognized in Other income, net compared to a $242 gain for 2015.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,900 on our foreign net assets as of September 30, 2016.

Interest Rates

On October 28, 2016, the Company entered into a new $125,000 Senior Secured Revolving Credit Facility that replaces the Prior Credit Agreement and Senior Subordinated Notes.  Refer to Item 5. Other Information in Part II and Item 1. Financial Statements - Note 18. Subsequent Event in Part I for information.

As of September 30, 2016, interest rates on our Prior Credit Facility were based on the Base Rate plus a margin of 0.25% to 2.00% (currently 1.50%) or the Eurocurrency Rate plus a margin of 1.25% to 3.00% (currently 2.0%).  The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two Interest Rate Swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at maturity.  This swap is accounted for as a cash flow hedge.  Refer to Note 7 of the Unaudited Notes to Condensed Consolidated Financial Statements for information about our derivative financial instruments.

As of September 30, 2016, we had $31,500 outstanding under the Term Loan, of which $15,750 was being hedged.  Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt at September 30, 2016.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $15,750 of unhedged floating rate debt outstanding at September 30, 2016 would have an impact of approximately $43 on our interest expense for the third quarter 2016 and $103 for the year to date 2016.

Item 4.         Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter and nine months ended September 30, 2016, with the exception Heidrive, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of September 30, 2016, we have excluded the operations of Heidrive. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Heidrive’s results of operations from January 12, 2016.  Heidrive’s net sales constituted approximately 13% of our net sales for the nine months ended September 30, 2016, and Heidrive’s assets constituted approximately 7% of the Company’s total assets as of September 30, 2016.

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

Item 5.         Other Information

Entry into a Material Definitive Agreement - Senior Secured Revolving Credit Facility

On October 28, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a $125,000 revolving credit facility (the “Revolving Facility”).  The Revolving Facility includes a $50,000 accordion amount and has an initial term of five years.  HSBC Bank USA, National Association is the administrative agent, HSBC Securities (USA) Inc. is the sole lead arranger and sole book runner, and Keybank National Association and Wells Fargo Bank, National Association are co-syndication agents.

Borrowings under the Revolving Facility will bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA (the “Total Leverage Ratio”).  At October 28, 2016, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter.  In addition, the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.75:1.0 through March 31, 2017, 3.5:1.0 through September 30, 2017, 3.25:1.0 through March 31, 2018 and 3.0:1.0 thereafter; provided that the Company may elect to temporarily increase the Total Leverage Ratio by 0.5x over the otherwise maximum during the twelve-month period following a permitted acquisition under the Credit Agreement.  The Credit Agreement also includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction.  These covenants, which are described more fully in the Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.

The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by the Company is false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company.  The amounts outstanding under the Revolving Facility may be accelerated upon certain events of default.

The above description does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Termination of Material Definitive Agreements

The Revolving Facility replaced the Company’s previous Credit Agreement dated as of October 18, 2013, as amended, among the Company, Bank of America, N.A., as administrative agent and the lenders party thereto (the “Prior Credit Agreement”).  The Prior Credit Agreement was scheduled to mature on October 18, 2018 and provided revolving credit up to $30,000 and a $50,000 term loan.  $40,531 was outstanding under the Prior Credit Agreement at the time of termination.

The Revolving Facility also replaced the Company’s 14.50% Senior Subordinated Notes due October 18, 2019 (the “Notes”) issued pursuant to a Note Agreement dated October 18, 2013, as amended, with Prudential Capital Partners IV, L.P. and its affiliates.  $30,000 was outstanding under the Notes at the time of redemption.

Item 6.         Exhibits

(a)                        Exhibits

10.1

Credit Agreement, dated as of October 28, 2016, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, HSBC Bank USA, National Association, as administrative agent, HSBC Securities (USA) Inc. as sole lead arranger and sole book runner, Keybank National Association and Wells Fargo bank, National Association, as co-syndication agents and the lenders party thereto.

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

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2016	ALLIED MOTION TECHNOLOGIES INC.
	By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer