Form 10-K
period 2016-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2017-03-13
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $151,420,321.

Number of shares of the only class of Common Stock outstanding:  9,374,311 as of March 13, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated into Part III.

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning.  Forward looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward looking statements.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results.  Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us.  The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.  Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis; however, the Company makes no assurance that expectations, beliefs or projections will be achieved.

PART I

All dollar amounts are in thousands except share and per share amounts.

Item 1.  Business.

Description of the Business

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries within our major served markets, which include Vehicle, Medical, Aerospace & Defense, Electronics and Industrial.  We are focused exclusively on motion control applications and are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology.  Our products and solutions support a wide variety of applications in these markets and include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gear motors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other associated motion control-related products.

Our growth strategy is focused on becoming the motion solution leader in our selected target markets by leveraging our “technology/know how” to develop integrated precision motion solutions that utilize multiple Allied Motion technologies to “change the game” by enhancing and optimizing the operation, performance and efficiency of our customers’ products and manufacturing equipment.  Our goal is to grow sales with a larger base of customers, new applications and technologies, and increased market share globally and within our targeted markets.

We design and develop our products within our Technology Units and can manufacture these products in various facilities located in the United States, Canada, Mexico, Europe and Asia.  We also operate Allied Motion Solution Centers that apply all Allied Motion products to create integrated motion control solutions for our customers.  We sell our products and solutions globally to a broad spectrum of customers through our own direct sales force and authorized manufacturers’ representatives and distributors.  Our customers include end users and original equipment manufacturers (“OEMs”).

Allied Motion was established in 1962 under the laws of Colorado and operates in the United States, Canada, Mexico, Europe and Asia.  We are headquartered in Amherst, New York and the mailing address of our corporate headquarters is
495 Commerce Drive, Suite 3, Amherst, New York 14228.  The telephone number at this location is (716) 242-8634.  Our website is www.alliedmotion.com.  We trade under the ticker symbol “AMOT” on the NASDAQ exchange.

Markets and Applications

Our products and solutions are applied broadly to support a wide range of applications several served markets.  Examples of applications in these markets that use Allied Motion components and systems include the following:

Vehicle:  electronic power steering and drive-by-wire applications to electrically replace, or provide power-assist, to a variety of mechanical linkages, traction / drive systems and pumps, automated and remotely guided power steering systems, various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers, etc.), HVAC systems, solutions to improve energy efficiency of vehicles while idling and alternative fuel systems such as LPG, fuel cell and hybrid vehicles.  Vehicle types include off- and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational (e.g., RVs, ATVs (all-terrain vehicles)), specialty automotive, automated and remotely guided vehicles, etc.

Medical: surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics, nuclear imaging systems, radiology equipment, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators, heart pumps, and patient handling equipment (e.g., wheel chairs, scooters, stair lifts, patient lifts, transport tables and hospital beds, etc.).

Aerospace & Defense:  inertial guided missiles, mid-range smart munitions systems, weapons systems on armed personnel carriers, unmanned vehicles, security and access control, camera systems, door access control, airport screening and scanning devices, etc.

Electronics and Industrial:  products are used in the handling, inspection, and testing of components and final products such as PCs, gaming equipment and cell phones, high definition printers, tunable lasers and spectrum analyzers for the fiber optic industry, test and processing equipment for the semiconductor manufacturing industry, factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, etc.

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

China Solution Center — Changzhou, China

European Solution Center — Stockholm, Sweden

North American Solution Center - Amherst, New York, USA

Allied Motion Technology Units:  Technology Units (TUs) are where products are designed and developed, and in some cases, also produced.

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

Allied Motion Globe Motors (Dayton OH, Dothan AL, Reynosa Mexico and Porto Portugal)

•                  Designs, manufactures, and markets precision, fractional and sub-fractional horsepower motors and motorized solutions including integrated drives, controls, gearing and feedback devices.

•                  Markets served include aerospace and defense, automotive, distribution, electronics, industrial and medical.

Allied Motion Heidrive (Kelheim Germany, Mrakov Czech Republic)

•                  On January 12, 2016 we acquired all of the outstanding stock of Heidrive GmbH, a drive technology and engineering company for €20,000 (approximately US $22,000).  Refer to Note 2, Acquisitions, of the notes to the consolidated financial statements is contained in Item 8 of this report.

•                  Designs and manufactures customized, innovative synchronous motion systems for highly demanding applications from medical technology and robotics to cargo aviation and building technologies, as well as various commercial applications.

•                  Its products include a variety of motors, gears and electronic controls.

Segment Information

We operate in one segment for the design and manufacture of motion control products, marketed to original equipment manufacturers and end users.  Segment information, including sales from external customers, assets by segment, and long-lived assets by geographic area, as set forth in Note 11, Segment Information, of the notes to the consolidated financial statements is contained in Item 8 of this report.

Competitive Environment

Our products and solutions are sold into a global market with a large and diverse group of competitors that vary by product, geography, industry and application.  We believe the motion control market is highly fragmented with many competitors, some of which are substantially larger and have greater resources than Allied Motion.  We believe our competitive advantages include our electro-magnetic, mechanical and electronic motion control expertise, the breadth of our motor technologies and of our ability to integrate these technologies with our encoders, gearing, power electronics, digital control technologies and network/feedback communications capabilities, as well as our global presence.  Unlike many of our competitors, we are unique in our ability to provide custom-engineered motion control solutions that integrate the products we manufacture such as embedded or external electrical control solutions with our motors.  We compete on technological capabilities, quality, reliability, service responsiveness, delivery speed and price.  Our competitors include Ametek, Fortive Corporation, Parker Hannifin Corporation and other smaller competitors.

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

Major Customers

During 2014, 2015 and 2016, the Company’s total annual revenues increased significantly as a result of both sales to customers of businesses acquired by the Company during that period and from increased sales to a number of existing customers of the Company, with five customers accounting for approximately 35% of the Company’s total revenue during 2016, and 40% during 2015 and 2014.

Sales Backlog

Backlog as of December 31, 2016 was $78,602 compared with $70,999 as of December 31, 2015.  The time to convert the majority of backlog to sales is approximately three to four months.  Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame.  There can be no assurance that the Company’s backlog from these customers will be converted into revenue.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used.  Our expenditures on engineering and development for the years ended December 31, 2016 and 2015 were $16,170 and $14,229, respectively, or 7% and 6% of sales, respectively.  We believe E&D is critical to our success and expect to continue to invest at least at these levels in the future.  Of these expenditures, no material amounts were charged directly to customers, although we do record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

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

International Operations

Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located primarily in Europe and Asia.  Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.  The information required by this item is set forth in Note 11, Segment Information, of the notes to consolidated financial statements contained in Item 8 of this report.

Employees

At December 31, 2016, we employed approximately 1,220 full-time employees worldwide.  Of those, approximately 47% are located in North America, 45% are located in Europe and the balance are located in China and the rest of the world.

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

We use various raw materials, such as copper, steel and zinc, in our manufacturing operations.  The prices of these raw materials have been subject to volatility.  As a result of price increases, we have implemented price surcharges to our customers; however, we may be unable to collect surcharges without suffering reductions in unit volume, revenue and operating income.  There can be no assurance that we will be able to fully recover the price increases through surcharges in a timely manner.

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

Our international sales and operations are subject to a variety of economic, market and financial risks and costs that could affect our profitability and operating results.

We do business around the world and are continuing our strategy of global expansion.  Our international sales are primarily to customers in Europe, Canada and Asia.  In addition, our manufacturing operations, suppliers and employees are located in many places around the world.  The future success of our business depends in large part on growth in our sales in non-U.S. markets.  Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; imposition of trade or foreign exchange restrictions, including in the U.S.; trade protection measures such as the imposition of or increase in tariffs and other trade barriers, including in the U.S.; unexpected changes in regulatory requirements, including in the U.S., prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings.  In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.

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

Item 2.  Properties.

As of December 31, 2016, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Changzhou, China	30,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facilities (2)	Kelheim, Germany	154,000	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	52,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT.  The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 10, 2017 was 351.  The following table sets forth, for the periods indicated, the high and low prices of the Company’s common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
Year ended December 31, 2016	High	Low	Dividends
Fourth Quarter	$23.86	$15.54	$0.025
Third Quarter	$24.00	$18.16	$0.025
Second Quarter	$24.60	$16.85	$0.025
First Quarter	$25.93	$15.46	$0.025

Year ended December 31, 2015	High	Low	Dividends
Fourth Quarter	$27.70	$17.20	$0.025
Third Quarter	$23.04	$16.02	$0.025
Second Quarter	$42.63	$20.28	$0.025
First Quarter	$35.00	$18.36	$0.025

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2016:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	727,107

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for a $100 investment made on December 31, 2011, including reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Allied Motion Technologies, Inc., the NASDAQ Composite Index, and the S&P Electrical Components & Equipment Index

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
Allied Motion Technologies, Inc.
NASDAQ Composite
S&P Electrical Components & Equipment

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Allied Motion Technologies	$100.00	$119.20	$228.33	$438.04	$486.62	$399.92
NASDAQ (U.S.)	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
S&P Electrical Components & Equipment	$100.00	$122.77	$170.38	$158.53	$134.48	$162.32

Item 6.  Selected Financial Data.

For a more detailed discussion of 2014 through 2016, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data of this report.

Dollars in thousands, except share data	2016 (1)	2015	2014	2013 (2)	2012
Results from Operations
Revenues	$245,893	$232,434	$249,682	$125,502	$101,968
Net income	9,078	11,074	13,860	3,953	5,397
Diluted earnings per share	$1.00	$1.20	$1.51	$0.45	$0.63

Year-End Financial Position
Cash and cash equivalents (3)	$15,483	$21,278	$13,113	$8,371	$9,728
Working capital	50,987	39,931	34,828	25,037	25,958
Total assets	179,919	162,147	165,640	170,977	60,967
Short term debt	936	9,860	7,723	14,145	397
Long term debt	70,483	57,518	67,125	73,500	—
Shareholders’ equity	72,286	64,597	55,951	48,003	42,152
Shareholders’ equity per common share outstanding	$7.71	$6.96	$6.07	$5.28	$4.88

Supplemental Financial Data
Capital expenditures	$5,188	$4,730	$4,046	$3,087	$2,597
Depreciation expense	6,545	4,822	4,553	2,088	1,250
Engineering and development	16,170	14,229	13,881	7,931	6,060
Interest expense	6,449	6,023	6,435	1,445	13
Intangible amortization	3,204	2,644	2,714	825	548
Twelve month backlog (4)	78,602	70,999	75,065	75,599	32,915

Ratios
Net return on sales	3.7%	4.8%	5.6%	3.1%	5.3%
Return on shareholders’ equity	13.3%	18.4%	26.7%	8.8%	13.8%
Current ratio	3.1	2.2	2.0	1.6	3.2
Net debt to capitalization (5)	44%	42%	52%	62%	0%

(1) Includes the effect of the Heidrive acquisition in the first quarter of 2016.

(2) Includes the effect of the Globe acquisition in the fourth quarter of 2013.

(3) Amounts for 2013 exclude restricted cash of  $1,800.

(4) Twelve-month backlog is defined as confirmed orders for which the customer has provided a release and delivery date.

(5) Net debt is total debt less cash and cash equivalents.  Capitalization is the sum of net debt and shareholders’ equity.

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

Financial Overview

Highlights for our fiscal year ended December 31, 2016, include:

•                  Revenue was $245,893 compared with $232,434 in 2015.  Growth in medical and aerospace and defense markets were partially offset by softness in the vehicle market.  Sales to U.S. customers were 54% of total sales for the year compared with 66% for 2015, with the balance of sales to customers primarily in Europe, Canada and Asia.

•                  Gross profit was $73,004 for 2016, a 6.2% increase from $68,772 in 2015.  As a percentage of revenue, gross margin improved 10 basis points to 29.7% primarily due to product mix.

•                  Operating income was $18,883, or 7.7% of revenue, for 2016 compared with $20,930, or 9% of revenue, for 2015.

•                  Net income was $9,078, or $1.00 per diluted share, compared with $11,074, or $1.20 per diluted share, for 2015.

•                  Bookings were $250,369 for 2016 compared with $231,940 for 2015.  Backlog as of December 31, 2016 was $78,602, an increase from $70,999 at year end 2015.

•                  The Company secured a new senior revolving credit facility of $125,000.  The new facility was used to redeem the $30,000, 14.5% senior subordinated notes due in 2019 and repay $40,500 outstanding on the Company’s previously existing revolving credit facility and term loan.  Our debt, net of cash, increased by $9,836 to $55,936 at December 31, 2016 from year end 2015.

•                  We declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during each quarter of 2016.  Dividends to shareholders for 2016 were $0.10 per diluted share, or a dividend payout ratio of 10%, when compared with the earnings per share of $1.00.

The Company’s sales for the year ending 2016 were 6% higher than in the prior year.  Our market position in our medical, electronics and aerospace and defense markets has grown with the addition of Heidrive to our Company portfolio.  While several applications within our vehicle market were relatively stable, the softness in the off road vehicle industry combined with certain customer challenges is masking successes with new application wins we experienced in 2016.  We also continue to make excellent progress in our strategic market based multi-product development solutions, which are being well received by our customers during the early stages of the product release cycle.

Earnings were $1,996 lower in 2016 compared to the prior year, which reflects higher operating costs associated with the Heidrive acquisition, increased engineering and development spending and continued investments to expand the “One Allied” organization to drive greater efficiency and support accelerated growth.

We continue to take a long-term view of our business and believe that our infrastructure changes and the collaborative organization we are building to advance our multi-product solutions offering is working.  We are confident that our strategy to be a unique, customer-focused, leading supplier of complete precision motion solutions to our target markets will enable us to take market share and gain greater scale over the next five years.

Our Strategy

Our growth strategy is focused on becoming the motion solution leader in our selected target markets by further developing our products and services platform to utilize multiple Allied Motion technologies to create increased value solutions for our customers.  Our strategy further defines Allied Motion as being a “technology/know-how” driven company and to be successful, we continue to invest in our areas of excellence.

We have set growth targets for our Company and we will align and focus our resources to meet those targets.  First and foremost, we invest in our people as we believe that attracting and retaining the right people is the most important element in our strategy.  We also will continue to invest in applied and design engineering resources.

Strategic focus means that we will take action to address the critical issues that we believe are necessary to meet the stated long-term goals and objectives of the Company.  The majority of the critical issues are focused on growth initiatives for the Company.

One of these growth initiatives includes product line platform development to meet the emerging needs of our selected target markets.  Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers.  The emphasis with new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple of Allied Motion technologies in a system solution approach.  We believe this approach will allow us to provide increased value to our customers and improved margins for our Company.  Our strong financial condition, along with Allied Systematic Tools (“AST”) continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long term growth of our Company.

Outlook for 2017

In 2017, we will continue to focus on leveraging the growth synergies provided by the Heidrive acquisition in January 2016 to expand our business in our served markets.  With strong cash flows and an improved debt position, we will continue to evaluate and pursue strategic acquisitions to enhance our growth opportunities in the future.  In addition, we will continue to execute the ongoing critical issues as defined by our strategy, developed in 2013.  The critical issues from that strategy include:

1)             Creating an effective corporate structure to leverage the resources and capabilities of the combined entity.

2)             Continue implementing our new ERP system to provide the infrastructure necessary to support the planned growth of the Company.  We estimate the ERP system implementation to be completed during 2018.

3)             Plan and implement a structured approach to identify the requirements of our target markets and to create and implement solutions to ensure we meet the requirements of those markets

4)             Through the continued enhancement and development of our Operational Effectiveness Team, implement AST to drive continuous improvement in all areas of our business.

Completed critical issues: We successfully launched a new and integrated website in 2016 to better meet the needs of our current business environment.

Allied Motion is an applied technology/know-how motion company, and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “create motion solutions that change the game” and to meet the emerging needs of our customers in our served market segments.  In support of our sales efforts, we have three Solution Centers (United States, Europe and Asia) that are providing the support required to sell multi-technology solutions.  We have a number of new multi-product motion control solution wins that will be ramping up during 2017 and a very active pipeline of new opportunities where our integrated solution capability has provided us with a competitive advantage.  We anticipate that our investment in these key resources will help drive our growth now and in the future and we plan to continue investing in these resources during 2017.  We further expect this shift from a component supplier to a more complete solutions provider, along with the application of AST, to drive margin improvement.

Our global production footprint provides us with the opportunity to be a good value proposition and supplier for global companies who require support around the world.  We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

Further development and promotion of our parent brand, Allied Motion, will continue in 2017.  A global structure has been defined and we intend to use that to our advantage in the marketplace.

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

The Company’s critical accounting policies include:

Revenue Recognition

The Company derives revenues from the sale of products and services.  See Note 1, “Business and Summary of Significant Accounting Policies — Revenue Recognition” to the Company’s consolidated financial statements for a description of the Company’s revenue recognition policies.  Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements non-standard terms and conditions.  As a result, judgment is sometimes required to determine the appropriate accounting.  If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s revenues in particular periods may be adversely affected.

See Note 1, “Business and Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” to the Company’s consolidated financial statements for a description of the new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers” that will be effective for interim and annual reporting periods beginning January 1, 2018.

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

See Note 1, “Business and Summary of Significant Accounting Policies — Accounts Receivable,” of our consolidated financial statements for information regarding trade accounts receivable and the allowance for doubtful accounts.

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

See Note 1, “Business and Summary of Significant Accounting Policies - Inventories,” of our consolidated financial statements for information regarding inventory valuation as well as excess and obsolete inventory provisions.

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

See Note 1, “Business and Summary of Significant Accounting Policies — Income Taxes,” of our consolidated financial statements for information on how we record current and deferred income taxes, valuation allowances and the realization of uncertain tax positions.

See Note 8, “Income Taxes,” of our consolidated financial statements for information regarding income tax expense as well as the valuation of our deferred income taxes.

Goodwill

As of December 31, 2016, we had $27,522 of goodwill related to various business acquisitions.  We perform impairment tests on goodwill on an annual basis during the fourth quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.  Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value.

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

The fair value of our reporting unit is generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows and a market approach which uses published market prices for analysis.  We completed our annual goodwill impairment test in the fourth quarter of 2016 and concluded no impairment of goodwill exists, as our goodwill reporting unit had a calculated fair value in excess of carrying value of greater than 25%.

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

See Note 1, “Business and Summary of Significant Accounting Policies — Goodwill,” of our consolidated financial statements for information on how we record goodwill and impairment charges.

See Note 3, “Goodwill,” of our consolidated financial statements for information regarding the carrying values of our goodwill.

Stock-based Compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  Total stock-based compensation expense recognized during the years ended December 31, 2016, 2015, and 2014 was $1,893, $1,744 and $1,541, respectively.

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

Operating Results

Year 2016 compared to 2015

	For the year ended December 31,		2016 vs. 2015 Variance
(In thousands, except per share data)	2016	2015	$	%
Revenues	$245,893	$232,434	$13,459	6%
Cost of goods sold	172,889	163,662	9,227	6%
Gross margin	73,004	68,772	4,232	6%
Gross margin percentage	29.7%	29.6%
Operating costs and expenses:
Selling	9,986	8,149	1,837	23%
General and administrative	24,333	22,251	2,082	9%
Engineering and development	16,170	14,229	1,941	14%
Business development	428	569	(141)	100%
Amortization of intangible assets	3,204	2,644	560	21%
Total operating costs and expenses	54,121	47,842	6,279	13%
Operating income	18,883	20,930	(2,047)	(10)%
Interest expense	6,449	6,023	426	7%
Other income	(369)	(514)	145	(28)%
Total other expense (income)	6,080	5,509	571	10%
Income before income taxes	12,803	15,421	(2,618)	(17)%
Provision for income taxes	(3,725)	(4,347)	622	(14)%
Net income	$9,078	$11,074	$(1,996)	(18)%

Effective tax rate	29.1%	28.2%	0.9%	3%
Diluted earnings per share	$1.00	$1.20	$(0.20)	(17)%
Bookings	$250,369	$231,940	$18,429	8%
Backlog	$78,602	$70,999	$7,603	11%

NET INCOME AND ADJUSTED NET INCOME:  Net income decreased during 2016 reflecting operating expense increases that outpaced the increase in sales.  The increase in expenses was largely attributable to Heidrive, and also included increased development costs, SG&A expenses and additional organizational enhancements.

Adjusted net income for the year ended December 31, 2016, was $8,809.  Adjusted diluted earnings per share for 2016 was $0.97.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for 2016 excludes $428 ($291 net of tax) and for 2015 excludes $569 ($387 net of tax) of business development costs.  Adjusted net income for 2016 also excludes $823 ($560 net of tax) of income from insurance recoveries related to a fire at one of our international locations.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA: EBITDA was $29,001 for 2016 compared to $28,910 for 2015.  Adjusted EBITDA was $30,499 and $31,223 for 2016 and 2015, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES: During 2016, we experienced growth in all of our markets except for vehicle.  The 6% increase in sales in 2016 is largely due to the addition of Heidrive.  Our sales for 2016 were comprised of 54% to US customers and 46% to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to increased volume, fluctuations in foreign currency were not a factor.

ORDER BACKLOG:  The increase in bookings in 2016 compared to 2015 is largely due to addition of Heidrive.  There were increases in orders for most of our markets outside of vehicle.  There has been a decline in orders and backlog reflecting the weakness in our vehicle market caused by generally soft industrial market conditions, a slowdown in the European auto market and product end-of-life wind-downs.

GROSS MARGIN:  The 6% increase in gross profit was largely due to increased volume attributable to market growth.  Gross profit was revised in the fourth quarter of 2016 related to the correction of accounting for certain intercompany sales.    Refer to Note 12 “Selected Quarterly Financial Data (Unaudited)” for additional information.

SELLING EXPENSES:  Selling expenses increased in 2016 compared to 2015 primarily due to the acquisition of Heidrive and continued investment in our One Allied sales organization to support future growth.  Selling expenses as a percentage of revenues were 4% for 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased in 2016 from 2015 largely due to the acquisition of Heidrive.  G&A expenses were partially offset by insurance recoveries related to a fire at one of our international locations.  As a percentage of revenues, general and administrative expenses was 10% for 2016 and 2015.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 14% in 2016 compared to 2015.  The increase is primarily due to the acquisition of Heidrive and the continuation of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses were 6% for both 2016 and 2015.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $428 of business development costs during 2016 related to the acquisition of Heidrive on January 12, 2016 and consulting expenses to evaluate new business opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased in 2016 compared to 2015 due to the amortization of Heidrive intangible assets.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 29.1% and 28.2% in 2016 and 2015, respectively.  The effective tax rate for 2016 is lower than the statutory rate primarily due to differences in foreign tax rates and the effect of recording excess tax benefits related to share based payment awards as a discrete item, in accordance with ASU 2016-09 which was adopted during 2016.  The effective tax rate for 2015 is lower than the statutory rate primarily due to differences in foreign tax rates and changes in our valuation allowance on foreign net operating losses.  The effective rate for 2016 is higher than 2015 primarily related to an increase in the valuation allowance due to an increase in the estimate of net operating losses that will expire unused, offset by the discrete item related to excess tax benefits from share based payment awards.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016.   These pronouncements impact the accounting and disclosure for income taxes (See Note 1, “Business and Summary of Significant Accounting Policies,” — recently adopted accounting pronouncements from our consolidated financial statements).

Operating Results

Year 2015 compared to 2014

	For the year ended		2015 vs. 2014
	December 31,		Variance
(In thousands, except per share data)	2015	2014	$	%
Revenues	$232,434	$249,682	$(17,248)	(7)%
Cost of goods sold	163,662	176,256	(12,594)	(7)%
Gross margin	68,772	73,426	(4,654)	(6)%
Gross margin percentage	29.6%	29.4%
Operating costs and expenses:
Selling	8,149	8,709	(560)	(6)%
General and administrative	22,251	23,972	(1,721)	(7)%
Engineering and development	14,229	13,881	348	3%
Business development	569	—	569	100%
Amortization of intangible assets	2,644	2,714	(70)	(3)%
Total operating costs and expenses	47,842	49,276	(1,434)	(3)%
Operating income	20,930	24,150	(3,220)	(13)%
Interest expense	6,023	6,435	(412)	(6)%
Other income	(514)	(908)	394	(43)%
Total other expense (income)	5,509	5,527	(18)	(0)%
Income before income taxes	15,421	18,623	(3,202)	(17)%
Provision for income taxes	(4,347)	(4,763)	416	(9)%
Net income	$11,074	$13,860	$(2,786)	(20)%

Effective tax rate	28.2%	25.6%	2.6%	10%
Diluted earnings per share	$1.20	$1.51	$(0.31)	(21)%
Bookings	$231,940	$251,527	$(19,587)	(8)%
Backlog	$70,999	$75,065	$(4,066)	(5)%

NET INCOME AND ADJUSTED NET INCOME:  Net income decreased in 2015 from 2014 primarily due to unfavorable currency exchange and decreased volume offset by lower G&A expense.

Adjusted net income for the year ended December 31, 2015, was $11,461.  Adjusted diluted earnings per share for 2015 was $1.24.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for 2016 excludes $569 ($387 net of tax) of business development.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

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

REVENUES: During 2015, we experienced growth in our Electronics and Medical markets.  Our remaining markets were down.  The 7% decrease in sales in 2015 was primarily due to foreign currency.  Our sales for 2015 were comprised of 66% to US customers and 34% to customers primarily in Europe, Canada and Asia.  The overall decrease in revenue was due to 6% unfavorable currency impact, and a 1% volume decrease.

ORDER BACKLOG:  The decrease in backlog of 5% in 2015 was due to the impact of foreign currency.  Volume was not a factor in the backlog decline.

GROSS MARGIN: Gross margin as a percentage of revenues was 29.6% and 29.4% for 2015 and 2014, respectively.  The increase in margin was primarily due to changes in sales mix (increased portion of sales of higher margin business offset partially by a decreased proportion of sales in lower margin business).

SELLING EXPENSES: Selling expenses for 2015 decreased by 6% compared to the same period of 2014 due to reduced headcount in 2016.  Selling expenses as a percentage of revenues were 4% in 2015 and 2014.

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

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 3% in 2015 compared to 2014 primarily due to the ramp up of a significant development project.  As a percentage of revenues, engineering and development expenses on a year to date basis were 6% for 2015 and 2014.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $569 of business development costs during 2015 related to the acquisition of Heidrive GmbH on January 12, 2016.  Business development costs are typically acquisition related expenses for due diligence and legal services.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets expense was flat between 2014 and 2015.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.2% and 25.6% in 2015 and 2014, respectively.  The effective tax rate for 2015 and 2014 was lower than the statutory rate primarily due to differences in foreign tax rates and changes in our valuation allowance on foreign net operating losses.  The effective rate for 2015 was higher than 2014 primarily due to the effect of state taxes and nondeductible permanent items in 2015 related to an acquisition.

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

The Company believes EBITDA is often a useful measure of the Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, as well as our provision for income tax expense. EBITDA is frequently used as one of the bases for comparing businesses in the Company’s industry.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for 2016, 2015 and 2014 is as follows (in thousands):

	For the year ended
	December 31,
	2016	2015	2014
Net income as reported	$9,078	$11,074	$13,860
Interest expense	6,449	6,023	6,435
Provision for income tax	3,725	4,347	4,763
Depreciation and amortization	9,749	7,466	7,267
EBITDA	29,001	28,910	32,325
Stock compensation expense	1,893	1,744	1,541
Business development costs	428	569	—
Insurance recoveries	(823)	—	—
Adjusted EBITDA	$30,499	$31,223	$33,866

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

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	For the year ended
	December 31,
	2016	2015	2014
Net income as reported	$9,078	$11,074	$13,860
Non-GAAP adjustments, net of tax
Business development costs	291	387	—
Insurance recoveries	(560)	—	—
Non-GAAP adjusted net income	$8,809	$11,461	$13,860

Per Share Amounts
Non-GAAP adjusted net income per share (diluted)	$0.97	$1.24	$1.51
Diluted weighted average common shares	9,105	9,238	9,165

Liquidity and Capital Resources

On October 28, 2016, we entered into a new $125,000 Senior Secured Revolving Facility (the “Revolving Facility”) with HSBC Bank USA and affiliate banks (refer to Note 6, “Debt Obligations,” from our consolidated financial statements).  We used $65,462 of the new facility to pay the remaining $3,000 on the Prior Revolving Credit Facility, $31,500 on the Term Loan and the $30,000 Senior Subordinated Notes.  The remaining $962 was used for debt issue costs on the Revolving Facility and accrued interest for the prior facility.

The Company’s liquidity position as measured by cash and cash equivalents decreased by $5,795, to a balance of $15,483 at December 31, 2016 from 2015.

	Year Ended December 31,		2016 vs. 2015	Year Ended December 31,	2015 vs. 2014
	2016	2015		$2014	$
Net cash provided by operating activities	$14,303	$20,073	$(5,770)	$20,186	$(113)
Net cash used in investing activities	(21,393)	(4,730)	(16,663)	(2,649)	(2,081)
Net cash (used in) provided by financing activities	1,580	(6,095)	7,675	(11,500)	5,405
Effect of foreign exchange rates on cash	(285)	(1,083)	798	(1,295)	212
Net increase (decrease) in cash and cash equivalents	$(5,795)	$8,165	$(13,960)	$4,742	$3,423

During 2016, the decrease in cash provided by operating activities is primarily due to an increase in working capital needs, primarily attributable to Heidrive activity after during 2016.  The receivables increase reflects the shift for Heidrive from having a factoring arrangement before we acquired them to building up normal receivable balances during the year.

During 2015, the decrease in cash provided by operating activities was primarily due to lower net income offset by a decrease in working capital needs, primarily trade receivables that was related to the reduced number of days needed for collection in 2015 compared to 2014.  A tax payment of $2,656 related to the Globe acquisition was made during the third quarter of 2014.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive during the first quarter.  The cash paid for the acquisition was $16,205 net of cash acquired.  During 2016, purchases of property and equipment were higher at $5,188 compared to $4,730 for 2015.

Net cash used in investing activities was lower in 2014 than in 2015 as the result of the receipt of a $1,434 purchase price adjustment related to the Globe acquisition during the first quarter of 2014.  This adjustment offset normal purchases of property, plant and equipment during 2014.  During 2015, purchases of property and equipment were $4,730 compared to $4,046 for 2014.

The net cash provided by investing activities in 2016 reflects the refinance of our debt on October 28, 2016.  The net proceeds of $76,321 were offset by the use of the international revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition in the first quarter.  During 2016, we made payments of $6,118 (€5,495) towards the international revolver.  The international revolver was also refinanced as part of the October 28, 2016 transaction with the outstanding balance remaining the same.

Prior to the refinance at October 28, 2016, we made $5,625 of payments for our Term Loan obligation and borrowed $3,000 on the existing revolver.  Subsequent to the refinance, we borrowed an additional $1,000 on our Revolving Facility.

Net cash used in financing activities was lower in 2015 compared 2014 due to higher payments of long term debt in 2014. During 2015, we made payments of $6,375 for our Term Loan obligation, and $1,000 for our prior revolver. At December 31, 2015, we had $67,125 in obligations under the Credit Agreement and the Note Agreement.

Note 6, Debt Obligations, of the notes to the consolidated financial statements provides additional information regarding the Revolving Facility and the Prior Credit Agreement.

During the year ended December 31, 2016, the Company paid dividends of $0.10 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2016 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$10,417	$2,401	$3,839	$2,903	$1,274
Debt Obligations (1)	71,419	936	—	70,483	—
Interest on Debt (2)	10,594	2,192	4,384	4,018	—
Total	$92,430	$5,529	$8,223	$77,404	$1,274

(1)                                 Amounts represent our debt obligations as of December 31, 2016.

(2)                                 Amounts represent the estimated interest payments based on the balances and applicable interest rates as of December 31, 2016.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $10,000 and $7,000 on our 2016 and 2015 sales, respectively.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the year ended December 31, 2016 decreased sales in comparison to 2015 by approximately $400.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $2,000 for the year ended December 31, 2016 and a loss of $4,300 for the year ended December 31, 2015.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in Other income, net amounted to gains of approximately $30 and $290 for 2016 and 2015, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,700 and $4,370 on our foreign net assets as of December 31, 2016 and 2015.

Interest Rates

Interest rates on our Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.75%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.75%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA.  The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements.  The Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As a requirement of the debt refinance, one of the swaps was liquidated.  As of December 31, 2016 the remaining amount hedged was $7,875, with the amount to amortize quarterly to a notional of $3,337 at maturity.  This swap is accounted for as a cash flow hedge.  Refer to Note 7 to the Company’s consolidated financial statements for information about our derivative financial instruments.

As of December 31, 2016, we had $71,203 outstanding under the Revolving Facility, of which $7,875 is currently being hedged.  Refer to Note 6 to the Company’s consolidated financial statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $63,328 of unhedged floating rate debt outstanding at December 31, 2016 would have an impact of approximately $578 on our interest expense on an annualized basis.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Allied Motion Technologies Inc.

We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016.  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Heidrive because it was acquired by the Company during 2016.  Accordingly, our audit did not include the internal control over financial reporting at Heidrive.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Motion Technologies Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLP

March 13, 2017
Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,483	$21,278
Trade receivables, net of allowance for doubtful accounts of $362 and $611 at December 31, 2016 and 2015, respectively	26,104	22,710
Inventories	31,098	26,175
Prepaid expenses and other assets	3,120	3,749
Total current assets	75,805	73,912
Property, plant and equipment, net	37,474	35,315
Deferred income taxes	923	2,548
Intangible assets, net	34,252	29,984
Goodwill	27,522	17,757
Other long-term assets	3,943	2,631
Total assets	$179,919	$162,147
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	936	9,860
Accounts payable	13,204	13,000
Accrued liabilities	10,678	11,121
Total current liabilities	24,818	33,981
Long-term debt	70,483	57,518
Deferred income taxes	3,266	630
Pension and post-retirement obligations	4,381	2,785
Other long term liabilities	4,685	2,636
Total liabilities	107,633	97,550
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,374 and 9,276 shares issued and outstanding at December 31, 2016 and 2015, respectively	29,503	27,824
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	54,786	46,650
Accumulated other comprehensive loss	(12,003)	(9,877)
Total stockholders’ equity	72,286	64,597
Total Liabilities and Stockholders’ Equity	$179,919	$162,147

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended
(In thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	$245,893	$232,434	$249,682
Cost of goods sold	172,889	163,662	176,256
Gross margin	73,004	68,772	73,426
Operating costs and expenses:
Selling	9,986	8,149	8,709
General and administrative	24,333	22,251	23,972
Engineering and development	16,170	14,229	13,881
Business development	428	569	—
Amortization of intangible assets	3,204	2,644	2,714
Total operating costs and expenses	54,121	47,842	49,276
Operating income	18,883	20,930	24,150
Other expense (income):
Interest expense	6,449	6,023	6,435
Other expense (income), net	(369)	(514)	(908)
Total other expense (income) , net	6,080	5,509	5,527
Income before income taxes	12,803	15,421	18,623
Provision for income taxes	(3,725)	(4,347)	(4,763)
Net income	$9,078	$11,074	$13,860

Basic earnings per share:
Earnings per share	$1.01	$1.20	$1.52
Basic weighted average common shares	9,011	9,228	9,145
Diluted earnings per share:
Earnings per share	$1.00	$1.20	$1.51
Diluted weighted average common shares	9,105	9,238	9,165

Net income	$9,078	$11,074	$13,860
Other comprehensive income:
Foreign currency translation adjustment	(1,989)	(4,334)	(5,601)
Change in accumulated loss on derivatives	(3)	(25)	(43)
Pension adjustments (1)	(134)	165	(663)
Comprehensive income	$6,952	$6,880	$7,553

(1) Net of tax of ($78), $114 and ($460) for the periods ending December 31, 2016, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholders’ Equity
Balances, December 31, 2013	9,091	$27,035	$(3,264)	$23,608	$773	$41	$(190)	$48,003
Stock transactions under employee benefit stock plans	30	344						344
Issuance of restricted stock, net of forfeitures	92	1,074	(1,601)					(527)
Stock compensation expense			1,541					1,541
Comprehensive income					(5,601)	(43)	(1,123)	(6,767)
Tax effect							460	460
Net income				13,860				13,860
Dividends to stockholders				(963)				(963)
Balances, December 31, 2014	9,213	$28,453	$(3,324)	$36,505	$(4,828)	$(2)	$(853)	$55,951
Stock transactions under employee benefit stock plans	37	1,014						1,014
Issuance of restricted stock, net of forfeitures	76	2,064	(2,040)					24
Stock compensation expense		(7)	1,751					1,744
Shares withheld for payment of employee payroll taxes	(50)	(1,559)						(1,559)
Excess tax benefit from stock based compensation arrangements		1,461						1,461
Comprehensive income loss					(4,334)	(25)	279	(4,080)
Tax effect							(114)	(114)
Net income				11,074				11,074
Dividends to stockholders		11		(929)				(918)
Balances, December 31, 2015	9,276	$31,437	$(3,613)	$46,650	$(9,162)	$(27)	$(688)	$64,597
Stock transactions under employee benefit stock plans	49	839						839
Issuance of restricted stock, net of forfeitures	101	1,969	(1,968)					1
Stock compensation expense			1,893					1,893
Shares withheld for payment of employee payroll taxes	(52)	(1,054)						(1,054)
Comprehensive income loss					(1,989)	(3)	(212)	(2,204)
Tax effect							78	78
Net income				9,078				9,078
Dividends to stockholders				(942)				(942)
Balances, December 31, 2016	9,374	$33,191	$(3,688)	$54,786	$(11,151)	$(30)	$(822)	$72,286

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net income	$9,078	$11,074	$13,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,749	7,466	7,267
Deferred income taxes	1,770	1,417	1,208
Excess tax benefit from stock-based payment arrangements	—	(1,461)	—
Provision for doubtful accounts	167	333	473
Provision for excess and obsolete inventory	351	432	753
Provision for warranty	(138)	142	234
Write-off of debt issue costs on Prior Credit agreement recorded in interest expense (Note 6)	1,052	—	—
Debt issue cost amortization recorded in interest expense	380	—	—
Restricted stock compensation	1,893	1,744	1,541
Other	(652)	216	429
Changes in operating assets and liabilities, excluding changes due to acquisition:
(Increase) decrease in trade receivables, net	(3,719)	3,655	(2,504)
(Increase) decrease in inventories	(928)	(2,262)	(2,864)
(Increase) decrease in prepaid expenses and other assets	69	(1,394)	194
Increase (decrease) in accounts payable	(956)	(1,874)	752
Increase (decrease) in accrued liabilities and other liabilities	(3,813)	585	(1,157)
Net cash provided by operating activities	14,303	20,073	20,186

Cash Flows From Investing Activities:
Proceeds from working capital adjustment and (consideration paid for acquisition, net of cash acquired)	(16,205)	—	1,397
Purchase of property and equipment	(5,188)	(4,730)	(4,046)
Net cash used in investing activities	(21,393)	(4,730)	(2,649)

Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit, net	(5,709)	383	(7,541)
Principal payments of long-term debt	(67,125)	(6,375)	(5,250)
Proceeds from issuance of long-term debt	76,321	—	—
Change in restricted cash obligations	—	—	1,800
Payment of debt issuance costs	(745)	—	—
Dividends paid to stockholders	(942)	(923)	(853)
Shares withheld for payment of employee payroll taxes	(1,054)	(1,559)	—
Excess tax benefit from stock-based payment arrangements	—	1,461	—
Stock transactions under employee benefit stock plans	834	918	344
Net cash provided by (used in) financing activities	1,580	(6,095)	(11,500)
Effect of foreign exchange rate changes on cash	(285)	(1,083)	(1,295)
Net (decrease) increase in cash and cash equivalents	(5,795)	8,165	4,742
Cash and cash equivalents at beginning of period	21,278	13,113	8,371
Cash and cash equivalents at end of period	15,483	21,278	13,113

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$5,048	$5,575	$6,014
Income taxes	$1,148	$2,125	$5,921

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

For business combinations, we record net assets acquired and liabilities assumed at their fair values.  The operating results for Heidrive, Inc. (Note 2) are included in the consolidated statements of income and comprehensive income for the year ended December 31, 2016 from January 12, 2016, the date of acquisition.

Cash and Cash Equivalents

Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates.  Cash flows from foreign currency transactions are translated using an average rate.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  Activity in the allowance for doubtful accounts for 2016, 2015 and 2014 was as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$611	$367	$802
Additional reserves	167	333	473
Writeoffs	(414)	(117)	(882)
Effect of foreign currency translation	(2)	28	(26)
Ending balance	$362	$611	$367

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or market, as follows (in thousands):

	December 31, 2016	December 31, 2015
Parts and raw materials	$23,978	$23,710
Work-in-process	6,628	2,404
Finished goods	4,928	3,730
	35,534	29,844
Less reserves	(4,436)	(3,669)
Inventories	$31,098	$26,175

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company recorded provisions for excess and obsolete inventories of approximately $351, $432 and $753 for 2016, 2015 and 2014, respectively.

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2016	December 31, 2015
Land		$962	$970
Building and improvements	5 - 39 years	9,911	9,771
Machinery, equipment, tools and dies	3 - 15 years	44,247	37,782
Furniture, fixtures and other	3 - 10 years	10,088	8,657
		65,208	57,180
Less accumulated depreciation		(27,734)	(21,865)
Property, plant and equipment, net		$37,474	$35,315

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

Depreciation expense was $6,545, $4,822 and $4,553 in 2016, 2015 and 2014, respectively.

Intangible Assets

Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest.  If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value.  Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets.

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

At October 31, 2016, we performed our annual assessment of fair value and concluded that there was no impairment related to goodwill.  The Company did not record any impairment charges for the year ended December 31, 2016, 2015 or 2014.

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

Warranty

The Company offers warranty coverage for its products.  The length of the warranty period for its products is generally three months to two years, and varies significantly based on the product sold.  The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs.  The assumptions used to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted.  Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.

Changes in the Company’s reserve for product warranty claims during 2016, 2015 and 2014 were as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Warranty reserve at beginning of the year	$780	$786	$629
Warranty reserves acquired	297	—	—
Provision	(138)	142	234
Warranty expenditures	(96)	(123)	(40)
Effect of foreign currency translation	(13)	(25)	(37)
Warranty reserve at end of year	$830	$780	$786

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Compensation and fringe benefits	$7,379	$7,791
Warranty reserve	830	780
Other accrued expenses	2,469	2,550
	$10,678	$11,121

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

Revenue Recognition

The Company recognizes revenue when products are shipped or delivered (shipping terms may be either FOB shipping point or destination) and title has passed to the customer, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.  The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Engineering and Development Costs

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies.  Engineering and development costs are expensed as incurred.

Basic and Diluted Income per Share

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards was 94,000, 10,000 and 20,000 shares for the years 2016, 2015 and 2014, respectively.  Stock awards of 30,700 were excluded from the calculation of diluted income per share for 2016.  No stock awards were excluded from the calculation of diluted income per share for years 2015 and 2014.

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

The guidance establishes a framework for measuring fair value, which utilizes observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  Preference is given to observable inputs.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$4,948	$—	$—
Other long term assets	3,476	—	—
Interest rate swaps	—	(30)	—

	December 31, 2015
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$4,986	$—	$—
Other long term assets	2,631	—	—
Interest rate swaps	—	(27)	—

Derivative Financial Instruments

Disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

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

Realization of an uncertain income tax position must have a “more likely than not” probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

information and applying current conventions.  The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months.  Income tax related interest and penalties recognized in 2016, 2015 and 2014 are de minimus.

Pension and Postretirement Welfare Plans

The Company reports gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, as a component of other comprehensive income, net of tax.  Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk.  To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary.  See Note 11 for additional information regarding customer concentration.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2016, the Company adopted ASU 2016-09, “Compensation — Stock Compensation (Topic 718).”  The FASB issued ASU 2016-09 in March 2016 as part of its simplification initiative which affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2016.  As a result of the adoption, a tax benefit of approximately $348 was recorded during 2016.

Effective April 1, 2016, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The Company early adopted this ASU for the first quarter of 2016, and applied it retrospectively to 2015 for comparability, which resulted in the reclassification of $2,551 of current deferred tax assets to noncurrent as of December 31, 2015.

Effective January 1, 2016, the Company adopted ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  This standard requires that an entity recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting periods ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company adopted this standard effective January 1, 2016 and it had no impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost.  An entity should measure inventory within the scope of the standard at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The standard is effective for fiscal years beginning after December 15, 2016.  ASU 2015-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance. We currently anticipate adopting the new standard under the modified retrospective approach. We are still in the process of reviewing our contracts, and are continuing to evaluate the exact impact the update will have on recording revenue in our consolidated financial statements and related disclosures.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.              ACQUISITION

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

The adjusted purchase price as of January 12, 2016 is $18,534 (€17,068).  During the year, the purchase price was reduced by $795 (€732) for a seller concession that was finalized.

The purchase price was funded with cash of $7,675 ($8,470 less purchase price adjustments of $795) plus $10,859 (€10,000) of borrowings under the Company’s international revolving credit facility (Note 6).

Heidrive is headquartered in Kelheim, Germany, and has manufacturing facilities located in Germany and the Czech Republic.

The Company incurred $467 of transaction costs in 2015 and $135 in 2016 related to the acquisition of Heidrive.  Transaction costs are included in Business Development expenses on the consolidated statements of income and comprehensive income.

The purchase price was allocated to the underlying net assets based on fair value as of the acquisition date, as follows (in thousands):

January 12, 2016
Cash	$2,329
Other current assets	5,868
Property, plant and equipment	4,002
Amortizable intangible assets	7,710
Goodwill	10,248
Current liabilities	(7,696)
Long-term liabilities	(3,927)
Net purchase price	$18,534

The purchase price allocation was revised during the year to reflect an updated valuation of intangible assets and property, plant and equipment, adjustment to inventory reserves, and final adjustments to income taxes.  These adjustments were offset with corresponding adjustments to goodwill.  The purchase price allocation will be finalized during the first quarter 2017.

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

The goodwill resulting from the Heidrive acquisition is not tax deductible.

The full year 2016 revenues and earnings for Heidrive are included in the consolidated statements of income and comprehensive income.   Unaudited proforma revenues, earnings, and diluted earnings per share were approximately $264,793, $12,386 and $1.34 for the year ended December 31, 2015, assuming the acquisition occurred on January 1, 2015.  Included in the proforma information is: the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets, interest expense on acquisition debt, acquisition costs and US GAAP adjustments.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions occurred on the date presented.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

3.              GOODWILL

The change in the carrying amount of goodwill for 2016, 2015 and 2014 is as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$17,757	$18,303	$20,233
Goodwill acquired	10,248	—	—
Acquisition adjustments	—	—	(1,223)
Effect of foreign currency translation	(483)	(546)	(707)
Ending balance	$27,522	$17,757	$18,303

The purchase price allocation for Heidrive was revised during 2016 to reflect final valuations of intangible assets, property plant and equipment, adjustments to income taxes and the offsetting adjustments to goodwill (Note 2).

4.              INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2016			December 31, 2015
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$37,868	$(10,087)	$27,781	$34,149	$(7,785)	$26,364
Trade name	10 - 12 years	6,038	(2,281)	3,757	4,775	(1,793)	2,982
Design and technologies	10 - 12 years	4,537	(1,840)	2,697	2,189	(1,570)	619
Patents	17 years	24	(7)	17	24	(5)	19
Total		$48,467	$(14,215)	$34,252	$41,137	$(11,153)	$29,984

Intangible assets acquired from the Heidrive acquisition were approximately $7,710 (Note 2).  The weighted average amortization period for the acquired intangibles is 14.5 years.

Total amortization expense for intangible assets for the years 2016, 2015 and 2014 was $3,204, $2,644 and $2,714, respectively.

Estimated amortization expense for intangible assets is as follows:

Year ending December 31,	Total
2017	$3,162
2018	3,162
2019	3,162
2020	3,162
2021	2,929
Thereafter	18,675
$34,252

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5.              STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2016, the Company had 727,107 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

For the year ended December 31,	Unvested restricted stock awards	Weighted average grant date fair value	Awards with performance vesting requirements
2016	105,662	$19.99	60,153
2015	76,714	$27.37	41,792
2014	168,334	$11.26	88,566

The value at the date of award is amortized to compensation expense over the related service period, which is generally three years for time vested grants.  Short-term performance based grants can be achieved over a period of one year, and long-term performance grants can be earned through December 31, 2020.  Earned grants are then subject to either a 3 year or 5 year service period.  Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity during years 2016, 2015 and 2014:

Number of Nonvested Restricted Shares
Balance, December 31, 2013	520,195
Awarded	168,334
Forfeited	(42,141)
Vested	(158,710)
Balance, December 31, 2014	487,678
Awarded	76,714
Forfeited	(7,066)
Vested	(190,127)
Balance, December 31, 2015	367,199
Awarded	105,662
Forfeited	(5,912)
Vested	(158,407)
Balance, December 31, 2016	308,542

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of performance based restricted stock activity during years 2016, 2015 and 2014:

Total performance grants
Outstanding, December 31, 2013	15,190
Awarded	88,566
Performance criteria met	(92,583)
Forfeited	(5,281)
Outstanding, December 31, 2014	5,892
Awarded	41,792
Performance criteria met	(14,200)
Forfeited	(4,296)
Outstanding, December 31, 2015	29,188
Awarded	60,153
Performance criteria met	(38,167)
Forfeited	(6,302)
Outstanding, December 31, 2016	44,872

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the February 2017, 2016 and 2015 meetings.

Share-Based Compensation Expense

Restricted Stock

During 2016, 2015 and 2014 compensation expense net of forfeitures of $1,893, $1,744 and $1,541 was recorded, respectively.  As of December 31, 2016, there was $2,573 of total unrecognized compensation expense related to restricted stock awards, of which approximately $1,326 is expected to be recognized in 2017.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year.  The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2016, 2015 and 2014) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP.  Company contributions to the Plan accrued for 2016, 2015 and 2014, respectively, were $674, $812 and $980.  These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all of its U.S. based employees.  The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match.  In 2016, 2015 and 2014 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral.  Net costs related to this defined contribution plan were $1,085, $1,076 and $1,036 in 2016, 2015 and 2014, respectively.

Dividends

For the years ended December 31, 2016, 2015 and 2014 a total of $0.10 per share on all outstanding shares was declared and paid.  Total dividends paid for the years ended December 31, 2016, 2015 and 2014 were $942, $923 and $853, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

6.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Current Borrowings
China Credit Facility (6.4% at December 31, 2016)	$936	$1,641
Term Loan, current portion	—	8,219
Current borrowings	$936	$9,860

Long-term Debt
Revolving Credit Facility, long term (1)	$71,203	$—
Term Loan, noncurrent	—	28,906
Subordinated Notes (14.5%, 13% Cash, 1.5% PIK)	—	30,000
Unamortized debt issuance costs	(720)	(1,388)
Long-term debt	$70,483	$57,518

(1)  The effective rate of the Revolver is 2.3% at December 31, 2016.

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

Borrowings under the Revolving Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA (the “Total Leverage Ratio”).  At December 31, 2016, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter.  In addition, the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.75:1.0 through March 31, 2017, 3.5:1.0 through September 30, 2017, 3.25:1.0 through March 31, 2018 and 3.0:1.0 thereafter; provided that the Company may elect to temporarily increase the Total Leverage Ratio by 0.5x over the otherwise maximum during the twelve-month period following a permitted acquisition under the Credit Agreement.  The Credit Agreement also includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction.  These covenants, which are described more fully in the Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2016.

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

The Prior Credit Agreement included a $30,000 Revolving Credit Facility and a $50,000 Term Loan (collectively the “Senior Credit Facilities”) each with a five-year term that were scheduled to mature in 2018.

Borrowings under the Senior Credit Facilities were subject to terms defined in the Prior Credit Agreement.  Borrowings bear interest at either the Base Rate plus a margin of 0.25% to 2.00% or the Eurocurrency Rate plus a margin of 1.25% to 3.00%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”).

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

The Senior Subordinated Notes were paid in full on October 28, 2016 as part of the Credit Agreement discussed above.

Other

The China Facility was refinanced during the fourth quarter of 2016.  The China Facility provides credit of approximately $1,440 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and the lender may demand payment at any time.  The average balance for 2016 was $1,500 (RMB 10,150).  At December 31, 2016, there was approximately $505 (RMB 3,500) available under the facility.

Deferred Financing Fees

In connection with the Senior Secured Credit Facility, the Company incurred $745 of deferred financing costs.  These costs are offset against long-term debt in the consolidated balance sheets.  The costs are deferred and amortized over a five year term.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Amortization of these costs is charged to interest expense in the accompanying consolidated statements of income and comprehensive income using the straight-line method.  Deferred financing costs net of accumulated amortization were $720 as of December 31, 2016.

In connection with Prior Credit Agreement, the Company incurred $2,377 of deferred financing costs.  Accumulated amortization of these fees amounted to $1,325 as of October 28, 2016, when the existing debt was paid.  The net deferred financing fees for the Prior Credit Agreement of $1,052 were written off to interest expense as of the date of the refinance.

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

During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity.  The notional amount changes over time as loan payments are made.  As a requirement of the debt refinance described in Note 6, one of the swaps was liquidated.  As of December 31, 2016, the remaining amount hedged was $12,500, with the amount to amortize quarterly to a notional of $3,337 at maturity.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2016, 2015 and 2014 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the years ended December 31, 2016, 2015 and 2014.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $30 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

		Fair Value as of December 31,
Derivative Instrument	Balance Sheet Classification	2016	2015
Interest Rate Swaps	Other Liabilities	$30	$27

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the year ended December 31,
Derivative Instruments	2016	2015
Interest Rate Swaps	$111	$219

	Net reclassification from AOCI into income (effective portion)
	For the year ended December 31,
Statement of earnings classification	2016	2015	2014
Interest expense	$108	$194	$229

During February 2017, the Company entered into Interest Rate Swaps with a combined notional of $40,000 that mature in February 2022.  Refer to Note 13 — Subsequent Event for information regarding the new swap arrangement.

8.              INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Domestic	$4,288	$7,676	$9,484
Foreign	8,515	7,745	9,139
Income before income taxes	$12,803	$15,421	$18,623

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Current provision (benefit)
Domestic	$(70)	$1,936	$1,917
Foreign	2,025	1,042	1,126
Total current provision	1,955	2,978	3,043
Deferred provision
Domestic	1,438	1,217	1,297
Foreign	332	152	423
Total deferred provision	1,770	1,369	1,720
Provision for income taxes	$3,725	$4,347	$4,763

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Tax provision, computed at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal impact	4.6%	4.8%	0.6%
Change in valuation allowance	0.9%	(3.3)%	(4.7)%
Effect of foreign tax rate differences	(6.5)%	(6.1)%	(4.5)%
Permanent items, other	(0.4)%	0.9%	(0.7)%
R&D Credit	(1.7)%	(1.3)%	(0.5)%
Restricted Stock Awards	(2.7)%	0.0%	0.0%
Other	0.9%	(0.8)%	1.4%
Provision for income taxes	29.1%	28.2%	25.6%

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows:

	December 31, 2016	December 31, 2015
Noncurrent deferred tax assets:
Employee benefit plans	$2,247	$2,719
Goodwill and Intangibles	—	215
Other	852	582
Allowances and other	969	977
Net operating loss and tax credit carryforwards	1,003	1,045
Total noncurrent deferred tax assets	5,071	5,538
Valuation allowance	(557)	(439)
Net noncurrent deferred tax assets:	$4,514	$5,099

Net noncurrent deferred tax liabilities:
Property and Equipment	$3,445	$2,857
Goodwill and Intangibles	3,136	—
Other	276	324
Total deferred tax liabilities	$6,857	$3,181

Net deferred tax asset/(deferred tax liability)	$(2,343)	$1,918

The Company has foreign net operating loss carryforwards of approximately $3,000 which, if unused, will expire in 2017.  These carryforwards and related valuation allowance were recorded in relation to the acquisition of Globe Motors, Inc.

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

Realization of the Company’s recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards.  During 2016, the Company utilized a portion of its net operating loss carryforwards.  Also, the Company increased the valuation allowance recorded due to the

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

uncertainty related to the realization of certain deferred tax assets.  The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.  Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2016.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2010. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2011, in Germany for periods before 2012 and in Portugal for periods before 2013.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States.  Generally, such amounts would become subject to domestic taxation upon the remittance of dividends to the United States and under certain other circumstances.  Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the United States, however, the Company does not intend to transfer amounts or pay dividends and, therefore, has not recorded the domestic tax consequences of such payments.  As of December 31, 2016, domestic income and foreign withholding taxes have not been provided for unremitted earnings of foreign subsidiaries.  These earnings, which are considered to be indefinitely reinvested, would become subject to domestic income tax if they were remitted to the United States.  The amount of unrecognized deferred income tax liability on the unremitted earnings has not been determined because the amount that would be payable is based on the timing and jurisdictions of any repatriated amounts.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016.   These pronouncements impact the accounting and disclosure for income taxes (refer to Note 1, Recently Adopted Accounting Pronouncements section for more information.

9.              COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2016, the Company maintains leases for certain facilities and equipment.  The Company has entered into facility agreements, some of which contain provisions for future rent increases.  The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2017	2,401
2018	2,271
2019	1,568
2020	1,143
2021	942
Thereafter	2,092
$10,417

Rental expense was $2,720, $1,946 and $1,976 in 2016, 2015 and 2014, respectively.

Severance Benefit Agreements

As of December 31, 2016, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

a potential change in control of the Company.  The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter.  In addition, severance benefits include, for some employees, a gross-up payment for excise taxes, if any.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

10.       DEFERRED COMPENSATION ARRANGEMENTS

The Company has deferred compensation arrangements with certain key members of management.  These arrangements provide the Board with the ability to make contributions based on the Company’s performance and discretionary contributions based on other factors as determined by the Board.  It also allows for the participants to make certain deferrals into the plan.  The amount of the liability is comprised of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2016.  Amounts accrued relating to previous periods are $3,481 and $2,636 as of December 31, 2016 and December 31, 2015, respectively, and are included in noncurrent liabilities in the consolidated balance sheets.  The amounts accrued as of December 31, 2016 and December 31, 2015, which relate to the performance contribution for 2016 and 2015 are $132 and $469, respectively, and are included in accrued liabilities on the consolidated balance sheets.

In addition, the Company would contribute certain amounts to a Supplemental Executive Retirement Plan in the event of death, disability, or termination without cause, for certain key executives.  As of December 31, 2016, this amount would be approximately $154.

11.       SEGMENT INFORMATION

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2016	2015	2014
Revenues derived from foreign subsidiaries	$99,061	$75,509	$82,544

Identifiable assets outside of the United States are $73,378 and $56,444 as of December 31, 2016 and 2015, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Sales to customers outside of the United States by all subsidiaries were $111,993, $80,029 and $85,152 during 2016, 2015 and 2014, respectively.

For 2016, 2015 and 2014 one customer accounted for 19%, 24% and 23% of revenues, respectively, and as of December 31, 2015 and 2014, for 12% and 23% of trade receivables, respectively. As of December 31, 2015 and 2014 another customer accounted for 15% of accounts receivable as of each year end.

12.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s quarterly financial statements for each of the quarters included in its Form 10-Qs for the year ended December 31, 2016 contained an error related to the elimination of intercompany cost of sales.  The error has been corrected as of December 31, 2016, but since the adjustment was not material to any of the quarters the Form 10-Qs will not be amended.  Management has determined the effects to be neither quantitatively or qualitatively material to the financial statements included in any of the Form 10-Qs filed during 2016.  The impact of the error was immaterial to all periods in 2015.

The following table illustrates the correction of the error as shown in the statement of operations in Form 10-Q:

Year 2016	First Quarter	Second Quarter	Third Quarter
Net income as reported	2,127	2,942	2,520
Effect on cost of goods sold	(228)	(251)	(301)
Net income as revised	2,355	3,193	2,821

The following table illustrates the correction of the error as recorded in the Company’s financial statements:

Year 2016	Fourth Quarter
Net income as recorded	1,489
Effect on cost of goods sold	780
Net income as revised	709

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Selected quarterly financial data for each of the four quarters in years 2016 and 2015 is as follows (in thousands, except per share data):

Year 2016 (Revised)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,675	$65,835	$61,040	$55,343
Gross margin	18,505	19,864	17,907	16,728
Net income	2,355	3,193	2,821	709
Basic earnings per share	0.25	0.34	0.30	0.08
Diluted earnings per share	0.25	0.34	0.30	0.08

Year 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$59,580	$60,479	$61,534	$50,841
Gross margin	17,500	17,987	18,939	14,346
Net income	2,976	3,125	4,278	695
Basic earnings per share	0.32	0.34	0.46	0.08
Diluted earnings per share	0.32	0.34	0.46	0.07

Note: The sum of the quarterly net income per share (basic and diluted) differs from the annual net income per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

13.       SUBSEQUENT EVENT

Interest Rate Swap Agreement

During February 2017, the Company entered into Interest Rate Swaps with a combined notional of $40,000 and that mature in February 2022. The Company entered into these Interest Rate Swaps with the objective to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt.  This interest rate swap hedges approximately 60% of the outstanding Revolving Facility (Note 6) as of the date of inception.  The swap matures in full after the five-year term.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer (principal executive) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2016, with the exception of Heidrive, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of December 30, 2016, we have excluded the operations of Heidrive. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Heidrive’s results of operations from January 12, 2016.   Heidrive’s net sales constituted approximately 13% of our net sales for 2016, and Heidrive’s assets constituted approximately 6% of the Company’s total assets as of December 31, 2016.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

a)                                     The following documents are filed as part of this Report:

1.                                      Consolidated Financial Statements

a)                                     Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

b)                                     Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

c)                                      Consolidated Statements of Stockholders’ Equity for the years 2016 and 2015.

d)                                     Consolidated Statements of Cash Flows for the years 2016, 2015 and 2014.

e)                                      Notes to Consolidated Financial Statements.

f)                                       Report of Independent Registered Public Accounting Firm.

3.              Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 16, 2010.)

10.1*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 19, 2014.)

10.2*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2011.)

10.3*

Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective March 22, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016.)

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

10.7*

Change of Control Agreement between Allied Motion Technologies Inc. and Robert P. Maida, dated and effective as of October 1, 2012 and Michael R. Leach (effective July 7, 2015). (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2012.)

10.8*	Stock Ownership Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2015.)

10.9

Share Purchase Agreement regarding Heidrive GmbH between Allied Motion Technologies B.V. and palero fünf S.à r.l. dated December 23, 2016. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 30, 2016).

Exhibit No.	Subject
10.10

Credit Agreement, dated as of October 28, 2013, among Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers, HSBC Bank USA, National Association, as administrative agent, HSBC Securities (USA) Inc. as sole lead arranger and sole book runner, Keybank National Association and Wells Fargo bank, National Association, as co-syndication agents and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2016.)

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

101

The following materials from Allied Motion Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

*                                         Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach Chief Financial Officer

Date:	March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 13, 2017
Richard S. Warzala

/s/ MICHAEL R. LEACH	Chief Financial Officer	March 13, 2017
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 13, 2017
Richard D. Federico

/s/ ALEXIS P. MICHAS	Director	March 13, 2017
Alexis P. Michas

/s/ GERALD J. LABER	Director	March 13, 2017
Gerald J. Laber

/s/ RICHARD D. SMITH	Director	March 13, 2017
Richard D. Smith

/s/ JAMES J. TANOUS	Director	March 13, 2017
James J. Tanous

/s/ MICHAEL R. WINTER	Director	March 13, 2017
Michael R. Winter