Form 10-Q
period 2017-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2017-05-03
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Shares of the only class of Common Stock outstanding:  9,471,388 as of May 3, 2017

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,048	$15,483
Trade receivables, net of allowance for doubtful accounts of $367 and $362 at March 31, 2017 and December 31, 2016, respectively	31,035	26,104
Inventories	30,862	31,098
Prepaid expenses and other assets	3,044	3,120
Total current assets	78,989	75,805
Property, plant and equipment, net	37,370	37,474
Deferred income taxes	845	923
Intangible assets, net	33,576	34,252
Goodwill	27,740	27,522
Other long term assets	3,906	3,943
Total assets	$182,426	$179,919
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	943	936
Accounts payable	14,605	13,204
Accrued liabilities	10,520	10,678
Total current liabilities	26,068	24,818
Long-term debt	67,592	70,483
Deferred income taxes	3,295	3,266
Pension and post-retirement obligations	4,220	4,381
Other long term liabilities	4,834	4,685
Total liabilities	106,009	107,633
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,471 and 9,374 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	30,621	29,503
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	57,211	54,786
Accumulated other comprehensive loss	(11,415)	(12,003)
Total stockholders’ equity	76,417	72,286
Total Liabilities and Stockholders’ Equity	$182,426	$179,919

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Revenues	$61,354	$63,675
Cost of goods sold	43,653	45,170
Gross margin	17,701	18,505
Operating costs and expenses:
Selling	2,603	2,424
General and administrative	5,749	6,409
Engineering and development	4,191	4,050
Business development	—	83
Amortization of intangible assets	793	779
Total operating costs and expenses	13,336	13,745
Operating income	4,365	4,760
Other expense (income):
Interest expense	523	1,532
Other expense, net	(10)	15
Total other expense, net	513	1,547
Income before income taxes	3,852	3,213
Provision for income taxes	(1,195)	(858)
Net income	$2,657	$2,355

Basic earnings per share:
Earnings per share	$0.29	$0.25
Basic weighted average common shares	9,068	9,273
Diluted earnings per share:
Earnings per share	$0.29	$0.25
Diluted weighted average common shares	9,229	9,273

Net income	$2,657	$2,355

Other comprehensive income:
Foreign currency translation adjustment	674	2,029
Change in accumulated loss on derivatives	(86)	(104)
Comprehensive income	$3,245	$4,280

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$2,657	$2,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities (net of working capital acquired in 2016):
Depreciation and amortization	2,450	2,270
Deferred income taxes	(48)	96
Stock compensation expense	466	513
Debt issue cost amortization recorded in interest expense	37	—
Other	248	(217)
Changes in operating assets and liabilities:
Trade receivables	(4,768)	(6,423)
Inventories	221	(16)
Prepaid expenses and other assets	150	(484)
Accounts payable	1,302	(748)
Accrued liabilities	(383)	(4,261)
Net cash provided by (used in) operating activities	2,332	(6,915)

Cash Flows From Investing Activities:
Consideration paid for acquisition, net of cash acquired ($2,329)	—	(17,000)
Purchase of property and equipment	(1,288)	(984)
Net cash used in investing activities	(1,288)	(17,984)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	—	10,859
Principal payments of long-term debt	(3,000)	(1,875)
Dividends paid to stockholders	(228)	(224)
Stock transactions under employee benefit stock plans	628	811
Net cash (used in) provided by financing activities	(2,600)	9,571
Effect of foreign exchange rate changes on cash	121	366
Net decrease in cash and cash equivalents	(1,435)	(14,962)
Cash and cash equivalents at beginning of period	15,483	21,278
Cash and cash equivalents at end of period	$14,048	$6,316

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 that was previously filed by the Company.

Error correction

The Company’s quarterly financial statements for each of the quarters included in its Form 10-Qs for the year ended December 31, 2016 contained an error related to the elimination of intercompany cost of sales.  The error was corrected as of December 31, 2016, but since the adjustment was not material to any of the quarters the Form 10-Qs will not be amended.  Management has determined the effects to be neither quantitatively or qualitatively material to the financial statements included in any of the Form 10-Qs filed during 2016.

The following table illustrates the correction of the error as shown in the statement of operations in Form 10-Q:

Year 2016	First Quarter	Second Quarter	Third Quarter
Net income as reported	$2,127	$2,942	$2,520
Effect on cost of goods sold	(228)	(251)	(301)
Net income as revised	$2,355	$3,193	$2,821

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table illustrates the correction of the error as recorded in the Company’s financial statements during the fourth quarter 2016:

Year 2016	Fourth Quarter
Net income as recorded	$1,489
Effect on cost of goods sold	780
Net income as revised	$709

The first quarter 2016 financial statements presented have been revised to reflect the error correction.  The impact of the correction on basic and fully diluted earnings per share for the first quarter 2016 was an increase of $0.02.

Reclassifications

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2017 presentation.

2.              ACQUISITION

On January 12, 2016, the Company completed the acquisition of Heidrive GmbH, a German limited liability company (“Heidrive”) from palero fünf S.à r.l  for $18,534 (€17,068).  The purchase price was funded with cash of $8,470 (€7,800) plus $10,859 (€10,000) of borrowings under the Company’s foreign revolving credit facility.

Heidrive is headquartered in Kelheim, Germany, and has manufacturing facilities located in Germany and the Czech Republic.

The purchase price allocation was finalized during the first quarter of 2017.  No adjustments were made during the first quarter 2017.

3.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	March 31, 2017	December 31, 2016
Parts and raw materials	$23,136	$23,978
Work-in-process	7,104	6,628
Finished goods	5,268	4,928
	35,508	35,534
Less reserves	(4,646)	(4,436)
Inventories	$30,862	$31,098

4.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Restricted Stock

For the quarter ended March 31, 2017, 87,696 shares of unvested restricted stock were awarded at a weighted average market value of $22.61.  Of the restricted shares granted, 28,025 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the quarter ended March 31, 2017:

Number of shares
Outstanding at beginning of period	308,542
Awarded	87,696
Vested	(2,482)
Forfeited	(14,169)
Outstanding at end of period	379,587

Stock based compensation expense, net of forfeitures of $466 and $513 was recorded for the quarter ended March 31, 2017 and 2016, respectively.

5.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Compensation and fringe benefits	$5,473	$7,379
Warranty reserve	851	830
Income taxes payable	1,224	183
Other accrued expenses	2,972	2,286
	$10,520	$10,678

6.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Current Borrowings
China Credit Facility (4.7% at March 31, 2017)	$943	$936
Current borrowings	$943	$936

Long-term Debt
Revolving Credit Facility, long term (1)	$68,275	$71,203
Unamortized debt issuance costs	(683)	(720)
Long-term debt	$67,592	$70,483

(1)  The effective rate of the Revolver is 3.4% at March 31, 2017.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Credit Agreement

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

Borrowings under the Revolving Credit Facility are subject to terms defined in the Credit Agreement.  Borrowings bear interest at the LIBOR Rate plus a margin of 1.00% to 2.25% or the Prime Rate plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”). At March 31, 2017, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants at March 31, 2017.

Other

The China Facility provides credit of approximately $1,450 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  The average balance for 2017 was $943 (RMB 6,500).  At March 31, 2017, there was approximately $508 (RMB 3,500) available under the facility.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two identical interest rate swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at the September 2018 maturity.  One of these interest rate swaps is currently active.  The Company terminated the other interest rate swap during October 2016 as part of its debt refinancing.  In February 2017, the Company entered into three interest rate swaps with a combined notional of $40,000 that matures in February 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended March 31, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $312 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Classification	March 31, 2017	December 31, 2016
Interest Rate Swaps	Other Liabilities	$116	$30

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)			Net reclassification from AOCI into income (effective portion)
	For the quarter ended March 31,		Statement of earnings	For the quarter ended March 31,
Derivative Instruments	2017	2016	classification	2017	2016
Interest Rate Swaps	$(134)	$(136)	Interest expense	$(48)	$(32)

8.              INCOME TAXES

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

The Company has net operating loss carryforwards in an international jurisdiction expiring in 2017.  The Company evaluates the future realizability of the tax loss and credit carryforwards considering the anticipated future earnings and tax planning strategies in the international jurisdictions.

The effective income tax rate as a percentage of income before income taxes was 31.0% and 26.7% in the first quarter 2017 and 2016, respectively. The 2016 effective tax rate is revised from 28.7% to 26.7% to reflect the increase in income resulting from the error correction described in Note 1.   The effective tax rate for the first quarters of 2017 and 2016 is net of a discrete tax benefit of (2.3%) and (5.0%), respectively, related to the recognition of excess tax benefits for share-based payment awards.

The effective rate before discrete items varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.              ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarters ended March 31, 2017 and 2016 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2016	$(822)	$(30)	$(11,151)	$(12,003)
Unrealized loss on cash flow hedges	—	(134)	—	(134)
Amounts reclassified from AOCI	—	48	—	48
Foreign currency translation gain	—	—	674	674
At March 31, 2017	$(822)	$(116)	$(10,477)	$(11,415)

	Defined Benefit Plan Liability	Cash Flow| Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2015	$(688)	$(27)	$(9,162)	$(9,877)
Unrealized loss on cash flow hedges	—	(136)	—	(136)
Amounts reclassified from AOCI	—	32	—	32
Foreign currency translation gain	—	—	2,029	2,029
At March 31, 2016	$(688)	$(131)	$(7,133)	$(7,952)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

10.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first quarter of 2017 and 2016.  Total dividends declared were $235 in the first three months of 2017 and 2016.

11.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months Ended March 31,
	2017	2016
Basic weighted average shares outstanding	9,068	9,273
Dilutive effect of equity awards	161	—
Diluted weighted average shares outstanding	9,229	9,273

For the three months ended March 31, 2017 there were 2,187 common shares subject to equity-based awards excluded from the calculation of diluted earnings per share as they would be anti-dilutive.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

12.       SEGMENT INFORMATION

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended
	March 31,
	2017	2016
Revenues derived from foreign subsidiaries	$25,285	$25,607

Identifiable foreign assets were $78,255 and $73,378 as of March 31, 2017 and December 31, 2016, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $28,170 and $28,575 during the quarters ended March 31, 2017 and 2016, respectively.

For first quarter 2017 and 2016, one customer accounted for 19% and 18% of revenues, respectively and as of March 31, 2017 for 20% of trade receivables.  As of March 31, 2017, another customer accounted for 10% of trade receivables.

13.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The standard is effective for fiscal years beginning after December 15, 2016.  The Company adopted ASU 2015-11 effective January 1, 2017 and it had no impact on its consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our the ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward- looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made.  New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward looking statements, whether as a result of new information, future events, or otherwise.

New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company’s expectations, beliefs and projections are the and are believed to have a reasonable basis; however, the Company makes no assurance that expectations, beliefs or projections will be achieved.

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

Financial overview

Cost discipline and the effectiveness of our refinancing last year enabled net income growth on moderately softer revenue.  We continued to grow our aerospace and defense and medical market sales helping to offset sustained weakness in certain applications within our vehicle market.  Encouragingly, sales to those vehicle market applications appear to have stabilized.

We continue to make solid strides with our multi-product, fully integrated solutions that are leading to increased business such as our recently announced vehicle market win.  Also, we continue to build a pipeline of exciting market-based application opportunities.  Sales cycles are long and the time from being selected for the solution development to full rate production can be longer, yet we are building a scalable foundation which can deliver strong returns on those investments.

Operating Results

Quarter ended March 31, 2017 compared to quarter ended March 31, 2016

	For the quarter ended March 31,		2017 vs. 2016 Variance
(in thousands)	2017	2016	$	%
Revenues	$61,354	$63,675	$(2,321)	(4)%
Cost of goods sold	43,653	45,170	(1,517)	(3)%
Gross margin	17,701	18,505	(804)	(4)%
Gross margin percentage	28.9%	29.1%
Operating costs and expenses:
Selling	2,603	2,424	179	7%
General and administrative	5,749	6,409	(660)	(10)%
Engineering and development	4,191	4,050	141	3%
Business development	—	83	(83)	100%
Amortization of intangible assets	793	779	14	2%
Total operating costs and expenses	13,336	13,745	(409)	(3)%
Operating income	4,365	4,760	(395)	(8)%
Interest expense	523	1,532	(1,009)	(66)%
Other income (expense)	(10)	15	(25)	(167)%
Total other expense	513	1,547	(1,034)	(67)%
Income before income taxes	3,852	3,213	639	20%
Provision for income taxes	(1,195)	(858)	(337)	39%
Net Income	$2,657	$2,355	$302	13%

Effective tax rate	31.0%	26.7%	4%	16%
Diluted earnings per share	$0.29	$0.25	$0.04	16%
Bookings	$60,459	$66,391	$(5,932)	(9)%
Backlog	$77,954	$81,704	$(3,750)	(5)%

NET INCOME:  Net income increased during the first quarter due to savings in interest expense resulting from our debt refinancing in October 2016 and lower operating expenses, offset by lower gross margin resulting from decreased volumes.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $6,825 for the first quarter of 2017 compared to $7,015 for the same quarter last year.  Adjusted EBITDA was $7,291 and $7,611 for the first quarter of 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the decrease in revenues reflects decreased sales in the Vehicle, Distribution, Industrial and Electronics markets, partially offset by higher sales in the Aerospace & Defense and Medical markets.

Sales to U.S. customers were 54% of total sales for the quarter compared with 55% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume decreased by 2% for the quarter and there was a 2% decline in sales due to the dollar strengthening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BACKLOG:  The decrease in bookings in the first quarter of 2017 compared to the first quarter of 2016 is largely due to the softening of demand in our Vehicle market.  The backlog decrease as of March 31, 2017 compared to at March 31, 2016 was also attributable to the decline in our Vehicle market orders.

GROSS MARGIN:  The 4% gross margin compression in first quarter 2017 compared to first quarter 2016 was primarily due to volume.

SELLING EXPENSES:  Selling expenses increased in the first quarter of 2017 compared to the same period of 2016 primarily due to increased investment and growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were 4% in the first quarter of 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses decreased by 10% in the first quarter 2017 from the first quarter 2016 largely due to lower incentive compensation expense.  As a percentage of revenues, general and administrative expenses decreased to 9% for the period ended March 31, 2017 compared to 10% for the same period in 2016.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 3% in the first quarter of 2017 compared to the same quarter last year.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets.  As a percentage of revenues, engineering and development expenses were 7% and 6% for the first quarter of 2017 and 2016, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $83 of business development costs during the first quarter 2016 related to the acquisition of Heidrive.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense was flat in the first quarter of 2017 compared to the first quarter of 2016.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 31.0% and 26.7% in the first quarter 2017 and 2016, respectively.  The effective tax rate for the first quarters of 2017 and 2016 is net of a discrete tax benefit of (2.3%) and (5.0%), respectively, related to the recognition of excess tax benefits for share-based payment awards.  The effective rate varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended March 31, 2017 and 2016 is as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Net income as reported	$2,657	$2,355
Interest expense	523	1,532
Provision for income tax	1,195	858
Depreciation and amortization	2,450	2,270
EBITDA	6,825	7,015
Stock compensation expense	466	513
Business development costs	—	83
Adjusted EBITDA	$7,291	$7,611

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $1,435 to a balance of $14,048 at March 31, 2017 from December 31, 2016.

	Quarter ended March 31,		2017 vs. 2016
	2017	2016	$
Net cash provided by (used in) operating activities	$2,332	$(6,915)	$9,247
Net cash used in investing activities	(1,288)	(17,984)	16,696
Net cash (used in) provided by financing activities	(2,600)	9,571	(12,171)
Effect of foreign exchange rates on cash	121	366	(245)
Net decrease in cash and cash equivalents	$(1,435)	$(14,962)	$13,527

Cash decreased in the first full quarter of 2016, largely to accommodate the working capital needs of the Heidrive acquisition.  During the first quarter 2017, the increase in cash provided by operating activities is primarily due to well managed capital needs at the operating unit level, primarily within accrued liabilities, accounts payable and trade receivables.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive during the quarter.  During the first quarter of 2017, purchases of property and equipment were $1,288 compared to $984 for the first quarter of 2016.

The change in cash used in financing activities reflects the 2016 use of the foreign revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition.  During the first quarter of 2017, we made payments of $3,000 for our Senior Revolver obligation.  At March 31, 2017, we had $67,592 of obligations under the Senior Revolver.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all of our assets.  We were in compliance with all covenants at March 31, 2017.

As of March 31, 2017, the amount available to borrow under the Credit Agreement was approximately $56,725.

There were no additional borrowings for the China Facility balance for the first quarter of 2017 from December 31, 2016.  The balance at March 31, 2017 was $943 (RMB 6,500).  At March 31, 2017, there was approximately $508 (RMB 3,500) available under the facility.

During the quarter ended March 31, 2017, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,800 on our first quarter 2017 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2017 decreased sales in comparison to quarter ended March 31, 2016 by approximately $1,200.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $700 and $2,000 for the first quarter of 2017 and 2016, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a loss of $70 and $100 for the first quarter of 2017 and 2016, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $4,700 on our foreign net assets as of March 31, 2017.

Interest Rates

Interest rates on our Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.75%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.75%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity. The notional amount changes over time as loan payments are made. As a requirement of the debt refinance, one of the swaps was liquidated.   In February 2017, we entered into three interest rate swaps with a combined notional of $40,000 that matures in February 2022.

As of March 31, 2017, we had $67,592 outstanding under the Revolving Facility, of which $46,578 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $16,884 of unhedged floating rate debt outstanding at March 31, 2017 would have an impact of approximately $42 on our interest expense for the first quarter 2017.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2017, with the exception of Heidrive, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of March 31, 2017, we have excluded the operations of Heidrive. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Heidrive’s results of operations from January 12, 2016.  Heidrive’s net sales constituted approximately 13% of our net sales for the three months ended March 31, 2017 and approximately 7% of the Company’s total assets as of March 31, 2017.

PART II.               OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2016, except to the extent factual information disclosed elsewhere in this form 10-Q relates to such risk factors.  For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2016 Annual Report in Form 10-K.

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 3, 2017.  At the annual meeting, the stockholders of the Company (i) elected the seven director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers, (iii) approved the Company’s 2017 Omnibus Incentive Plan and (iv) ratified the appointment of EKS&H LLLP as the Company’s independent registered public accounting firm for the 2016 fiscal year.

The results of the voting for the seven director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non-votes
Richard D. Federico	5,460,506	175,543	193,283	1,886,409
Gerald J. Laber	5,541,965	94,084	193,283	1,886,409
Alexis P. Michas	5,541,965	94,084	193,283	1,886,409
Richard D. Smith	5,540,302	95,747	193,283	1,886,409
James J. Tanous	5,394,339	241,710	193,283	1,886,409
Richard S. Warzala	5,513,083	122,966	193,283	1,886,409
Michael R. Winter	5,474,397	161,652	193,283	1,886,409

The results for the advisory vote on executive compensation were as follows:

For	Against	Abstentions	Broker Non-Votes
5,447,105	190,126	192,101	1,886,409

The results of the voting for the approval of the Company’ 2017 Omnibus Incentive Plan were as follows:

For	Against	Abstentions
4,535,489	1,101,505	192,338

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2016 fiscal year were as follows:

For	Against	Abstentions
7,498,079	19,468	198,194

Item 6.   Exhibits

(a)                           Exhibits

10.1            First Amendment to Credit Agreement, dated as of March 28, 2017, among Allied Motion Technologies, Inc. and Allied Motion Technologies B.V., as borrowers, HSBC Bank USA, National Association, as administrative agent, and the lenders party thereto (filed herewith).

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 3, 2017	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer