Form 10-Q
period 2017-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2017-08-02
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Shares of the only class of Common Stock outstanding:  9,452,277 as of August 2, 2017

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,733	$15,483
Trade receivables, net of allowance for doubtful accounts of $358 and $362 at June 30, 2017 and December 31, 2016, respectively	31,558	26,104
Inventories	31,408	31,098
Prepaid expenses and other assets	2,984	3,120
Total current assets	80,683	75,805
Property, plant and equipment, net	37,947	37,474
Deferred income taxes	485	923
Intangible assets, net	33,311	34,252
Goodwill	28,763	27,522
Other long term assets	4,209	3,943
Total assets	$185,398	$179,919
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	959	936
Accounts payable	13,393	13,204
Accrued liabilities	11,840	10,678
Total current liabilities	26,192	24,818
Long-term debt	64,963	70,483
Deferred income taxes	3,135	3,266
Pension and post-retirement obligations	4,348	4,381
Other long term liabilities	5,246	4,685
Total liabilities	103,884	107,633
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,452 and 9,374 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	30,748	29,503
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	59,213	54,786
Accumulated other comprehensive loss	(8,447)	(12,003)
Total stockholders’ equity	81,514	72,286
Total Liabilities and Stockholders’ Equity	$185,398	$179,919

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$60,335	$65,835	$121,689	$129,510
Cost of goods sold	42,454	45,971	86,107	91,141
Gross margin	17,881	19,864	35,582	38,369
Operating costs and expenses:
Selling	2,710	2,635	5,313	5,059
General and administrative	5,981	5,878	11,730	12,287
Engineering and development	4,404	4,174	8,595	8,224
Business development	—	135	—	218
Amortization of intangible assets	799	828	1,592	1,607
Total operating costs and expenses	13,894	13,650	27,230	27,395
Operating income	3,987	6,214	8,352	10,974
Other expense (income):
Interest expense	641	1,590	1,164	3,122
Other expense, net	80	(130)	70	(115)
Total other expense, net	721	1,460	1,234	3,007
Income before income taxes	3,266	4,754	7,118	7,967
Provision for income taxes	(1,039)	(1,561)	(2,234)	(2,419)
Net income	$2,227	$3,193	$4,884	$5,548

Basic earnings per share:
Earnings per share	$0.24	$0.34	$0.54	$0.60
Basic weighted average common shares	9,165	9,343	9,120	9,312
Diluted earnings per share:
Earnings per share	$0.24	$0.34	$0.53	$0.60
Diluted weighted average common shares	9,265	9,343	9,250	9,312

Net income	$2,227	$3,193	$4,884	$5,548

Foreign currency translation adjustment	3,105	(1,066)	3,779	963
Change in accumulated (loss) income on derivatives	(137)	(17)	(223)	(122)
Comprehensive income	$5,195	$2,110	$8,440	$6,389

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$4,884	$5,548
Adjustments to reconcile net income to net cash provided by operating activities (net of working capital acquired in 2016):
Depreciation and amortization	4,960	4,850
Deferred income taxes	14	859
Stock compensation expense	954	974
Debt issue cost amortization recorded in interest expense	99	—
Other	(40)	(314)
Changes in operating assets and liabilities:
Trade receivables	(4,442)	(8,992)
Inventories	529	689
Prepaid expenses and other assets	93	1,389
Accounts payable	(360)	(39)
Accrued liabilities	692	(3,289)
Net cash provided by operating activities	7,383	1,675

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,677)	(2,382)
Consideration paid for acquisition, net of cash acquired ($2,329)	—	(16,049)
Net cash used in investing activities	(2,677)	(18,431)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	—	9,534
Principal payments of long-term debt	(6,000)	(3,750)
Dividends paid to stockholders	(473)	(473)
Stock transactions under employee benefit stock plans	355	268
Net cash (used in) provided by financing activities	(6,118)	5,579
Effect of foreign exchange rate changes on cash	662	261
Net decrease in cash and cash equivalents	(750)	(10,916)
Cash and cash equivalents at beginning of period	15,483	21,278
Cash and cash equivalents at end of period	$14,733	$10,362

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

The following table illustrates the correction of the error as shown in the statement of operations in Form 10-Q:

Year 2016	First Quarter	Second Quarter	Third Quarter
Net income as reported	$2,127	$2,942	$2,520
Effect on cost of goods sold	228	251	301
Net income as revised	$2,355	$3,193	$2,821

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table illustrates the correction of the error as recorded in the Company’s financial statements during the fourth quarter 2016:

Year 2016	Fourth Quarter
Net income as recorded	$1,489
Effect on cost of goods sold	(780)
Net income as revised	$709

The second quarter and year to date 2016 financial statements presented have been revised to reflect the error correction.  The impact of the correction on basic and fully diluted earnings per share for the second quarter and year to date 2016 was an increase of $0.03 and $0.05, respectively.

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

2.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	June 30, 2017	December 31, 2016
Parts and raw materials	$23,758	$23,978
Work-in-process	7,205	6,628
Finished goods	4,749	4,928
	35,712	35,534
Less reserves	(4,304)	(4,436)
Inventories	$31,408	$31,098

3.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2017, 104,235 shares of unvested restricted stock were awarded at a weighted average market value of $22.54.  Of the restricted shares granted, 28,025 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the six months ended June 30, 2017:

Number of shares
Outstanding at beginning of period	308,542
Awarded	104,235
Vested	(117,915)
Forfeited	(15,782)
Outstanding at end of period	279,080

Stock based compensation expense, net of forfeitures of $488 and $461 was recorded for the quarter ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, stock compensation expense, net of forfeitures of $954 and $974 was recorded, respectively.

4.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Compensation and fringe benefits	$5,319	$7,379
Warranty reserve	879	830
Income taxes payable	1,670	183
Other accrued expenses	3,972	2,286
	$11,840	$10,678

5.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Current Borrowings
China Credit Facility (4.7% at June 30, 2017)	$959	$936
Current borrowings	$959	$936

Long-term Debt
Revolving Credit Facility, long term (1)	$65,609	$71,203
Unamortized debt issuance costs	(646)	(720)
Long-term debt	$64,963	$70,483

(1)  The effective rate of the Revolver is 3.3% at June 30, 2017.

Credit Agreement

On October 28, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a $125,000 revolving credit facility (the “Revolving Credit Facility”). The Revolving Facility includes a $50,000 accordion amount and has an initial term of five years. HSBC Bank USA, National Association is the administrative agent, HSBC Securities (USA) Inc. is

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

the sole lead arranger and sole book runner, and Keybank National Association and Wells Fargo Bank, National Association are co-syndication agents.

Borrowings under the Revolving Credit Facility are subject to terms defined in the Credit Agreement.  Borrowings bear interest at the LIBOR Rate plus a margin of 1.00% to 2.25% or the Prime Rate plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”). At June 30, 2017, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving Credit Facility, also based on the Company’s Total Leverage Ratio.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants at June 30, 2017.

Other

The China Facility provides credit of approximately $1,476 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  The average balance for 2017 was $948 (RMB 6,500).  At June 30, 2017, there was approximately $517 (RMB 3,500) available under the facility.

6.              DERIVATIVE FINANCIAL INSTRUMENTS

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended June 30, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $252 will be reclassified as an increase to interest expense over the next year.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Classification	June 30, 2017	December 31, 2016
Interest Rate Swaps	Other Liabilities	$253	$30

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the quarter ended		For the six months ended
	June 30,		June 30,
Derivative Instruments	2017	2016	2017	2016
Interest Rate Swaps	$(249)	$(48)	$(383)	$(184)

	Net reclassification from AOCI into income (effective portion)
	For the quarter ended		For the six months ended
Statement of earnings	June 30,		June 30,
classification	2017	2016	2017	2016
Interest expense	$(112)	$(30)	$(160)	$(62)

7.              INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, discrete tax items, changes in tax laws and foreign tax holidays, settlements with taxing authorities and foreign currency fluctuations.

The Company has net operating loss carryforwards in an international jurisdiction expiring in 2017.  The Company evaluates the future realizability of the tax loss and credit carryforwards considering the anticipated future earnings and tax planning strategies in the international jurisdictions and adjusts the effective rate accordingly.

The effective income tax rate as a percentage of income before income taxes was 31.8% and 32.8% in the second quarter 2017 and 2016, respectively, and 31.4% and 30.4% for the six months ended June 30, 2017 and 2016, respectively.  The 2016 effective tax rates are revised from 34.7% to 32.8% for the second quarter 2016 and from 32.3% to 30.4% for the six months ended June 30, 2016 to reflect the revised income resulting from the error correction described in Note 1.  The effective tax rates include discrete tax (benefits) provisions related to the recognition of the tax effect of share-based payment awards and prior year tax authority audit adjustments as follows:  for the second quarter of 2017 a net discrete tax benefit of (1.5%) and for the second quarter of 2016 a net discrete tax provision 0.1%; for the six months ended June 30, 2017 and 2016, a net discrete tax benefit of ( (1.9%), in each period.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The effective rate before discrete items varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

8.              ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarters ended June 30, 2017 and 2016 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2017	$(822)	$(116)	$(10,477)	$(11,415)
Unrealized loss on cash flow hedges	—	(249)	—	(249)
Amounts reclassified from AOCI	—	112	—	112
Foreign currency translation gain	—	—	3,105	3,105
At June 30, 2017	$(822)	$(253)	$(7,372)	$(8,447)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2016	$(688)	$(131)	$(7,133)	(7,952)
Unrealized loss on cash flow hedges	—	(48)	—	(48)
Amounts reclassified from AOCI	—	30	—	30
Foreign currency translation loss	—	—	(1,066)	(1,066)
At June 30, 2016	$(688)	$(149)	$(8,199)	$(9,036)

Accumulated Other Comprehensive Income for the six months ended June 30, 2017 and 2016 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2016	$(822)	$(30)	$(11,151)	$(12,003)
Unrealized loss on cash flow hedges	—	(383)	—	(383)
Amounts reclassified from AOCI	—	160	—	160
Foreign currency translation gain	—	—	3,779	3,779
At June 30, 2017	$(822)	$(253)	$(7,372)	$(8,447)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2015	$(688)	$(27)	$(9,162)	$(9,877)
Unrealized loss on cash flow hedges	—	(184)	—	(184)
Amounts reclassified from AOCI	—	62	—	62
Foreign currency translation gain	—	—	963	963
At June 30, 2016	$(688)	$(149)	$(8,199)	$(9,036)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

9.              DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first and second quarters of 2017 and 2016.  Total dividends declared in the first six months of 2017 and 2016 were $473 and $475, respectively.

10.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	9,165	9,343	9,120	9,312
Dilutive effect of equity awards	100	—	130	—
Diluted weighted average shares outstanding	9,265	9,343	9,250	9,312

For the three and six months ended June 30, 2017 there were 1,558 and 3,475 common shares, respectively, subject to equity-based awards excluded from the calculation of diluted earnings per share as they would be anti-dilutive.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues derived from foreign subsidiaries	$24,810	$26,313	$50,095	$51,920

Identifiable foreign assets were $82,311 and $73,378 as of June 30, 2017 and December 31, 2016, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $27,550 and $29,659 during the quarters ended June 30, 2017 and 2016, respectively; and $55,721 and $58,234 for the six months ended June 30, 2017 and 2016, respectively.

For second quarter 2017 and 2016, one customer accounted for 18% and 19% of revenues, respectively; and for the year to date 2017 and 2016 for 19% of revenues. As of June 30, 2017, this customer represented 17% of trade receivables.

12.       RECENT ACCOUNTING PRONOUNCEMENTS

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

Financial overview

The second quarter results were generally in line with our expectations given the persistent weakness in the off road business within our Vehicle market.   Over the past four quarters, we have achieved considerable growth within our Medical, Industrial, Electronics and Aerospace & Defense markets.  We are seeing very strong response to our solutions for factory automation.  Another area of focus has been on expanding our channels to market through the use of distributors.  While our sales through distributors represent a small percentage of total revenue, early indications have been positive.

Throughout 2017, we have been adapting operations to address lower volume from our Vehicle market, and are beginning to implement major organizational changes to our motor operations in North America to eliminate redundancies and accelerate efforts to capture operational and sales synergies.  The new structure will align sales, engineering and manufacturing with our target markets to increase market penetration.  We believe these changes will further our One Allied approach to meet customers’ needs through a more collaborative organization and improve our speed to market with new solutions.

Operating Results

Quarter ended June 30, 2017 compared to quarter ended June 30, 2016

	For the quarter ended		2017 vs. 2016
	June 30,		Variance
(in thousands)	2017	2016	$	%
Revenues	$60,335	$65,835	$(5,500)	(8)%
Cost of goods sold	42,454	45,971	(3,517)	(8)%
Gross margin	17,881	19,864	(1,983)	(10)%
Gross margin percentage	29.6%	30.2%
Operating costs and expenses:
Selling	2,710	2,635	75	3%
General and administrative	5,981	5,878	103	2%
Engineering and development	4,404	4,174	230	6%
Business development	—	135	(135)	100%
Amortization of intangible assets	799	828	(29)	(4)%
Total operating costs and expenses	13,894	13,650	244	2%
Operating income	3,987	6,214	(2,227)	(36)%
Interest expense	641	1,590	(949)	(60)%
Other expense (income)	80	(130)	210	(162)%
Total other expense	721	1,460	(739)	(51)%
Income before income taxes	3,266	4,754	(1,488)	(31)%
Provision for income taxes	(1,039)	(1,561)	522	(33)%
Net income	$2,227	$3,193	$(966)	(30)%

Effective tax rate	31.8%	32.8%	(1)%	(3)%
Diluted earnings per share	$0.24	$0.34	$(0.10)	(29)%
Bookings	$65,754	$68,347	$(2,593)	(4)%
Backlog	$85,250	$80,742	$4,508	6%

NET INCOME:  Net income decreased during the second quarter due to lower gross margin resulting from decreased volumes partially offset by continued interest rate savings.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $6,417 for the second quarter of 2017 compared to $8,924 for the same quarter last year.  Adjusted EBITDA was $6,905 and $8,697 for the second quarter of 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the decrease in revenues reflects decreased sales to the Vehicle market, partially offset by higher sales in the Industrial and Distribution markets.  Sales remained strong with the Medical, A&D, and Electronics markets.

Sales to U.S. customers were 54% of total sales for the quarter compared with 55% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume decreased by 7% for the quarter and there was a 1% decline in sales due to the dollar strengthening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BOOKINGS AND BACKLOG:  The decrease in bookings in the second quarter of 2017 compared to the second quarter of 2016 is largely due to the softening of demand in our Vehicle market.  The decrease in bookings was comprised of a 2% decline in volume and a 2% decline due to foreign currency rates.  The backlog increase as of June 30, 2017, compared to at June 30, 2016 was attributable to a higher level of long term orders at our European locations.

GROSS MARGIN:  The 10% gross margin compression in second quarter 2017 compared to second quarter 2016 was primarily due to volume.

SELLING EXPENSES:  Selling expenses increased in the second quarter of 2017 compared to the same period of 2016 primarily due to increased investment and growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were 5% in the second quarter of 2017 compared to 4% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 2% in the second quarter 2017 from the second quarter 2016.  As a percentage of revenues, general and administrative expenses increased to 10% for the period ended June 30, 2017 compared to 9% for the same period in 2016.  Included in general and administrative expenses for the second quarter 2016 are non-recurring insurance recoveries of $823 related to a fire at one of our international locations.   Excluding the insurance proceeds in 2016, general and administrative expenses declined in second quarter 2017 from second quarter 2016 by 10%.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 6% in the second quarter of 2017 compared to the same quarter last year.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, primarily at our European locations.  As a percentage of revenues, engineering and development expenses were 7% and 6% for the second quarter of 2017 and 2016, respectively.

BUSINESS DEVELOPMENT COSTS: The Company did not incur any business development costs for the second quarter of 2017.  For the same period in 2016, the Company incurred $135 of business development costs partially related to the acquisition of Heidrive GmbH on January 12, 2016.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense decreased 4% in the second quarter of 2017 compared to the second quarter of 2016.  Intangible asset valuation adjustments were made during the second quarter of 2016 resulting in higher than usual amortization expense.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 31.8% and 32.8% in the second quarter 2017 and 2016, respectively.  The 2016 effective tax rates are revised from 34.7% to 32.8% for the second quarter 2016 to reflect the revised income resulting from the error correction described in Note 1 of the unaudited notes to the condensed consolidated financial statements.  The effective tax rates include discrete tax (benefits) provisions related to the recognition of the tax effect of share-based payment awards and prior year tax authority audit adjustments as follows:  for the second quarter of 2017 a net discrete tax benefit of (1.5%) and for the second quarter of 2016 a net discrete tax provision 0.1%.  The effective rate before discrete items varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	For the six months ended		2017 vs. 2016
	June 30,		Variance
(in thousands)	2017	2016	$	%
Revenues	$121,689	$129,510	$(7,821)	(6)%
Cost of goods sold	86,107	91,141	(5,034)	(6)%
Gross margin	35,582	38,369	(2,787)	(7)%
Gross margin percentage	29.2%	29.6%
Operating costs and expenses:
Selling	5,313	5,059	254	5%
General and administrative	11,730	12,287	(557)	(5)%
Engineering and development	8,595	8,224	371	5%
Business development	—	218	(218)	100%
Amortization of intangible assets	1,592	1,607	(15)	(1)%
Total operating costs and expenses	27,230	27,395	(165)	(1)%
Operating income	8,352	10,974	(2,622)	(24)%
Interest expense	1,164	3,122	(1,958)	(63)%
Other expense (income)	70	(115)	185	(161)%
Total other expense	1,234	3,007	(1,773)	(59)%
Income before income taxes	7,118	7,967	(849)	(11)%
Provision for income taxes	(2,234)	(2,419)	185	(8)%
Net income	$4,884	$5,548	$(664)	(12)%

Effective tax rate	31.4%	30.4%	1%	3%
Diluted earnings per share	$0.53	$0.60	$(0.07)	(12)%
Bookings	$126,213	$134,738	$(8,525)	(6)%
Backlog	$85,250	$80,742	$4,508	6%

NET INCOME:  Net income decreased during 2017 reflecting decreased volumes in our Vehicle market.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $13,242 for 2017 compared to $15,939 last year.  Adjusted EBITDA was $14,196 and $16,308 for 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2017, the decrease in revenues reflects decreased sales in our Vehicle market.  All other markets that Allied serves have shown increases year over year.

Sales to U.S. customers were 54% of total sales for 2017 compared with 55% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume decreased by 5% for the quarter and there was a 1% decline in sales due to the dollar strengthening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BOOKINGS AND BACKLOG:  The decline in bookings from 2017 to 2016 is reflective of the decreased demand in our Vehicle market.   The decrease in bookings was comprised of a 5% decline in volume and a 1% decline due to foreign currency rates.  The increase in backlog in 2017 compared to 2016 is largely due to a higher level of long term orders at our foreign locations.

GROSS MARGIN:  The 7% decrease in gross margin in 2017 compared to 2016 is largely due to the decrease in volume.

SELLING EXPENSES:  Selling expenses increased in 2017 compared to 2016 primarily due to increased investment and focused growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were consistent at 4% for 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses decreased by 5% in 2017 compared to 2016 largely due to lower incentive compensation expense.  As a percentage of revenues, general and administrative expenses was 10% for 2017 and 2016.    Included in general and administrative expenses during 2016 are non-recurring insurance recoveries of $823 related to a fire at one of our international locations.  Excluding the insurance proceeds in 2016, general and administrative expenses declined in 2017 from 2016 by 10%.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 5% in 2017 compared to 2016.   The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, particularly at our European locations as well as supporting growing customer application development.  As a percentage of revenues, engineering and development expenses were 7% for 2017 and 6% for 2016.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $218 of business development costs during 2016 related to the acquisition of Heidrive GmbH on January 12, 2016.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense was flat in 2017 compared to 2016.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 31.4% and 30.4% for the six months ended June 30, 2017 and 2016, respectively.  The 2016 effective tax rates are revised from 32.3% to 30.4% for the six months ended June 30, 2016 to reflect the revised income resulting from the error described in Note 1 of the unaudited notes to the condensed consolidated financial statements.  The effective tax rates include a discrete tax (benefit) provision as follows:  for the six months ended June 30, 2017 and 2016, net discrete tax benefit of (1.9%) each period. The effective rate before discrete items varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended June 30, 2017 and 2016 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income as reported	$2,227	$3,193	$4,884	$5,548
Interest expense	641	1,590	1,164	3,122
Provision for income tax	1,039	1,561	2,234	2,419
Depreciation and amortization	2,510	2,580	4,960	4,850
EBITDA	6,417	8,924	13,242	15,939
Stock compensation expense	488	461	954	974
Business development costs	—	135	—	218
Insurance recoveries	—	(823)	—	(823)
Adjusted EBITDA	$6,905	$8,697	$14,196	$16,308

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $750 to a balance of $14,733 at June 30, 2017 from December 31, 2016.

	Six months ended
	June 30,		2017 vs. 2016
	2017	2016	$
Net cash provided by (used in) operating activities	$7,383	$1,675	$5,708
Net cash used in investing activities	(2,677)	(18,431)	15,754
Net cash (used in) provided by financing activities	(6,118)	5,579	(11,697)
Effect of foreign exchange rates on cash	662	261	401
Net decrease in cash and cash equivalents	$(750)	$(10,916)	$10,166

The 2017 increase in cash provided by operating activities represents a return to the normal favorable working capital dynamics of Allied Motion.  During 2016, the decrease in cash provided by operating activities was primarily due to the impact of the Heidrive acquisition which created certain working capital needs, primarily related to trade receivables and acquired liabilities.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive in the first quarter for $16,049 net of cash acquired.  For the period ending June 30, 2017, purchases of property and equipment were $2,677 compared to $2,382 for the comparable period of 2016.

The change in cash used in financing activities reflects the 2016 use of the existing foreign revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition.  During 2017, we have made payments of $6,000 for our Revolving Credit Facility obligation.  At June 30, 2017, we had approximately $65,609 of obligations under the Revolving Credit Facility.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all of our assets.  We were in compliance with all covenants at June 30, 2017.

As of June 30, 2017, the amount available to borrow under the Credit Agreement was approximately $59,391.

There were no additional borrowings for the China Facility balance from December 31, 2016 to June 30, 2017.  The balance at June 30, 2017 was $959 (RMB 6,500).  At June 30, 2017, there was approximately $516 (RMB 3,500) available under the facility.

During the quarter ended June 30, 2017, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,600 on our second quarter 2017 sales and $5,400 on our year to date 2017 sales.  These amounts are not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the three and six months ended June 30, 2017 decreased sales in comparison to the six months ended June 30, 2016 by approximately $1,000 and $1,900, respectively.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $3,100 in the second quarter of 2017 and a loss of approximately $1,100 for the second quarter of 2016.  The translation adjustment was a gain of $3,800 and $1,000 for the year to date 2017 and 2016 periods, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a gain of $87 and $69 for the second quarter of 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, a gain of $153 and a loss of $25 were recognized in other income.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $5,200 on our foreign net assets as of June 30, 2017.

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

As of June 30, 2017, we had $65,609 outstanding under the Revolving Facility, of which $45,930 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $19,679 of unhedged floating rate debt outstanding at June 30, 2017 would not have a material impact on our interest expense for the second quarter 2017 or six months ending June 30, 2017, respectively.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/17 to 04/30/17	37,964	(1)	$20.76	—	—
05/01/17 to 05/31/17	723	(1)	27.14	—	—
06/01/17 to 06/30/17	—		—	—	—
Total	38,687		$20.88	—	—

(1)         As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At June 30, 2017, the Company did not have an authorized stock repurchase plan in place.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                           Exhibits

10.1          Allied Motion Technologies Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s proxy statement for the 2017 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 4, 2017).

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 2, 2017	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer