Form 10-Q
period 2017-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2017-11-01
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

Commission File Number 0-04041

ALLIED MOTION TECHNOLOGIES INC.

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Commerce Drive, Amherst, New York	14228
(Address of principal executive offices)	(Zip Code)

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

Number of Shares of the only class of Common Stock outstanding:  9,452,969 as of November 1, 2017

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,600	$15,483
Trade receivables, net of allowance for doubtful accounts of $379 and $362 at September 30, 2017 and December 31, 2016, respectively	34,493	26,104
Inventories	32,779	31,098
Prepaid expenses and other assets	3,096	3,120
Total current assets	87,968	75,805
Property, plant and equipment, net	38,157	37,474
Deferred income taxes	492	923
Intangible assets, net	32,776	34,252
Goodwill	29,305	27,522
Other long term assets	4,343	3,943
Total assets	$193,041	$179,919
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	526	936
Accounts payable	17,156	13,204
Accrued liabilities	13,742	10,678
Total current liabilities	31,424	24,818
Long-term debt	61,995	70,483
Deferred income taxes	3,129	3,266
Pension and post-retirement obligations	4,403	4,381
Other long term liabilities	5,386	4,685
Total liabilities	106,337	107,633
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,453 and 9,374 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	31,244	29,503
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	62,033	54,786
Accumulated other comprehensive loss	(6,573)	(12,003)
Total stockholders’ equity	86,704	72,286
Total Liabilities and Stockholders’ Equity	$193,041	$179,919

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$64,968	$61,040	$186,657	$190,550
Cost of goods sold	45,422	43,133	131,529	134,274
Gross profit	19,546	17,907	55,128	56,276
Operating costs and expenses:
Selling	2,822	2,431	8,135	7,490
General and administrative	6,255	5,264	17,985	17,551
Engineering and development	4,389	3,961	12,984	12,185
Business development	—	123	—	341
Amortization of intangible assets	813	802	2,405	2,409
Total operating costs and expenses	14,279	12,581	41,509	39,976
Operating income	5,267	5,326	13,619	16,300
Other expense (income):
Interest expense	633	1,504	1,797	4,626
Other expense, net	65	(75)	135	(190)
Total other expense, net	698	1,429	1,932	4,436
Income before income taxes	4,569	3,897	11,687	11,864
Provision for income taxes	(1,512)	(1,076)	(3,746)	(3,495)
Net income	$3,057	$2,821	$7,941	$8,369

Basic earnings per share:
Earnings per share	$0.33	$0.30	$0.87	$0.90
Basic weighted average common shares	9,173	9,350	9,137	9,325
Diluted earnings per share:
Earnings per share	$0.33	$0.30	$0.86	$0.90
Diluted weighted average common shares	9,294	9,350	9,265	9,325

Net income	$3,057	$2,821	$7,941	$8,369

Foreign currency translation adjustment	1,829	383	5,608	1,346
Change in accumulated (loss) income on derivatives	45	66	(178)	(56)
Comprehensive income (loss)	$4,931	$3,270	$13,371	$9,659

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$7,941	$8,369
Adjustments to reconcile net income to net cash provided by operating activities (net of working capital acquired in 2016):
Depreciation and amortization	7,590	7,309
Deferred income taxes	(99)	1,345
Stock compensation expense	1,473	1,370
Debt issue cost amortization recorded in interest expense	113	—
Other	(26)	(455)
Changes in operating assets and liabilities:
Trade receivables	(6,887)	(5,739)
Inventories	(379)	613
Prepaid expenses and other assets	17	1,252
Accounts payable	3,106	(525)
Accrued liabilities	2,464	(3,574)
Net cash provided by operating activities	15,313	9,965

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,220)	(3,694)
Consideration paid for acquisition, net of cash acquired ($2,329)	—	(16,049)
Net cash used in investing activities	(4,220)	(19,743)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	(441)	6,802
Principal payments of long-term debt	(9,114)	(5,625)
Dividends paid to stockholders	(709)	(700)
Stock transactions under employee benefit stock plans	355	268
Net cash (used in) provided by financing activities	(9,909)	745
Effect of foreign exchange rate changes on cash	933	297
Net increase (decrease) in cash and cash equivalents	2,117	(8,736)
Cash and cash equivalents at beginning of period	15,483	21,278
Cash and cash equivalents at end of period	$17,600	$12,542

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

The third quarter and year to date 2016 financial statements presented have been revised to reflect the error correction.  The impact of the correction on basic and fully diluted earnings per share for the third quarter and year to date 2016 was an increase of $0.03 and $0.09, respectively.

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

2.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	September 30, 2017	December 31, 2016
Parts and raw materials	$23,914	$23,978
Work-in-progress	7,948	6,628
Finished goods	5,380	4,928
	37,242	35,534
Less reserves	(4,463)	(4,436)
Inventories	$32,779	$31,098

3.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2017, 105,785 shares of unvested restricted stock were awarded at a weighted average market value of $22.56.  Of the restricted shares granted, 28,025 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the nine months ended September 30, 2017:

Number of shares
Outstanding at beginning of period	308,542
Awarded	105,785
Vested	(123,716)
Forfeited	(16,403)
Outstanding at end of period	274,208

Stock based compensation expense, net of forfeitures of $518 and $395 was recorded for the quarter ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, stock compensation expense, net of forfeitures, of $1,473 and $1,370 was recorded, respectively.

4.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Compensation and fringe benefits	$6,471	$7,379
Warranty reserve	924	830
Income taxes payable	2,470	183
Other accrued expenses	3,877	2,286
	$13,742	$10,678

5.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Current Borrowings
China Credit Facility (5.0% at September 30, 2017)	$526	$936
Current borrowings	$526	$936

Long-term Debt
Revolving Credit Facility, long term (1)	$62,604	$71,203
Unamortized debt issuance costs	(609)	(720)
Long-term debt	$61,995	$70,483

(1)  The effective rate of the Revolver is 3.37% at September 30, 2017.

Credit Agreement

On October 28, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a $125,000 revolving credit facility (the “Revolving Credit Facility”). The Revolving Facility includes a $50,000 accordion amount and has an initial term of five years. HSBC Bank USA, National Association is the administrative agent, HSBC Securities (USA) Inc. is the sole lead arranger, and KeyBank National Association and Wells Fargo Bank, National Association are co-syndication agents.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Borrowings under the Revolving Credit Facility are subject to terms defined in the Credit Agreement.  Borrowings bear interest at the LIBOR Rate plus a margin of 1.00% to 2.25% or the Prime Rate plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”). At September 30, 2017, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving Credit Facility, also based on the Company’s Total Leverage Ratio.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants at September 30, 2017.

Other

The China Facility provides credit of approximately $1,503 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  The average balance for 2017 was $907 (RMB 6,167).  At September 30, 2017, there was approximately $977 (RMB 6,500) available under the facility.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended September 30, 2017 and 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $211 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Classification	September 30, 2017	December 31, 2016
Interest Rate Swaps	Other Liabilities	$208	$30

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the quarter ended		For the nine months ended
	September 30,		September 30,
Derivative Instruments	2017	2016	2017	2016
Interest Rate Swaps	$(34)	$39	$(417)	$(145)

	Net reclassification from AOCI into income (effective portion)
	For the quarter ended		For the nine months ended
Statement of earnings	September 30,		September 30,
classification	2017	2016	2017	2016
Interest expense	$79	$27	$239	$89

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

The effective income tax rate as a percentage of income before income taxes was 33.1% and 27.6% in the third quarter 2017 and 2016, respectively and 32.1% and 29.5% for the nine months ended September 30, 2017 and 2016, respectively.  The 2016 effective tax rates are revised from 29.9% to 27.6% for the third quarter 2016 and from 31.5% to 29.5% for the nine months ended September 30, 2016 to reflect the revised income resulting from the error correction described in Note 1.  The effective tax rates include a discrete tax (benefit) provision related to the recognition of the tax effect of share-based payment awards as follows:  for the third quarter of 2017 a net discrete tax benefit of (0.2%) and for the third quarter of 2016 a net discrete tax provision 0.2%.   For the nine months ended September 30, 2017 and 2016, a net discrete tax benefit of (1.2%) in each period.

The effective rate before discrete items varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.              ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarter ended September 30, 2017 and 2016 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2017	$(822)	$(253)	$(7,372)	$(8,447)
Unrealized loss on cash flow hedges	—	(34)	—	(34)
Amounts reclassified from AOCI	—	79	—	79
Foreign currency translation gain	—	—	1,829	1,829
At September 30, 2017	$(822)	$(208)	$(5,543)	$(6,573)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2016	$(688)	$(149)	$(8,199)	(9,036)
Unrealized loss on cash flow hedges	—	39	—	39
Amounts reclassified from AOCI	—	27	—	27
Foreign currency translation gain	—	—	383	383
At September 30, 2016	$(688)	$(83)	$(7,816)	$(8,587)

Accumulated Other Comprehensive Income for the nine months ended September 30, 2017 and 2016 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2016	$(822)	$(30)	$(11,151)	$(12,003)
Unrealized loss on cash flow hedges	—	(417)	—	(417)
Amounts reclassified from AOCI	—	239	—	239
Foreign currency translation gain	—	—	5,608	5,608
At September 30, 2017	$(822)	$(208)	$(5,543)	$(6,573)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2015	$(688)	$(27)	$(9,162)	$(9,877)
Unrealized loss on cash flow hedges	—	(145)	—	(145)
Amounts reclassified from AOCI	—	89	—	89
Foreign currency translation gain	—	—	1,346	1,346
At September 30, 2016	$(688)	$(83)	$(7,816)	$(8,587)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.              DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in each of the three quarters of 2017 and 2016.  Total year to date dividends declared in 2017 and 2016 were $709 and $708, respectively.

10.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	9,173	9,350	9,137	9,325
Dilutive effect of equity awards	121	—	128	—
Diluted weighted average shares outstanding	9,294	9,350	9,265	9,325

For the three and nine months ended September 30, 2017 there were 2,412 and 6,157 common shares, respectively, subject to equity-based awards excluded from the calculation of diluted earnings per share as they would be anti-dilutive.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues derived from foreign subsidiaries	$27,265	$23,218	$77,360	$75,138

Identifiable foreign assets were $83,502 and $73,378 as of September 30, 2017 and December 31, 2016, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Sales to customers outside of the United States by all subsidiaries were $30,409 and $26,670 during the quarters ended September 30, 2017 and 2016, respectively; and $86,130 and $84,904 for the nine months ended September 30, 2017 and 2016, respectively.

For third quarter 2017 and 2016, one customer accounted for 18% and 24% of revenues, respectively; and for the year to date 2017 and 2016 for 19% and 20% of revenues, respectively. As of September 30, 2017 this customer represented 19% of trade receivables.

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

Recently issued accounting pronouncements

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”.  The amendments affect all companies that must determine whether they have acquired or sold a business.  The amendments are intended to help companies and evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The new standard is effective for the Company beginning on January 1, 2018.  The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  ASU 2014-09 is effective for our interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not plan to early adopt the guidance. We plan to adopt ASU 2014-09 and its amendments on a modified retrospective basis and are continuing to assess all future impacts of the guidance by reviewing our current contracts with customers to identify potential differences that could result from applying the new guidance.  Based on our initial review, we expect that the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements.  A significant majority of our revenue is recorded when we invoice customers and is largely aligned with the meeting of identified performance obligations under ASU 2014-09.  Although at this time we don’t expect a material change in our revenue recognition, in the remainder of 2017 we expect to continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.  As we complete our overall assessment, we are evaluating our accounting policies and practices, business processes, systems and controls to determine if changes are necessary to support the new revenue recognition and disclosure requirements.  Our assessment will be completed during the year ending December 31, 2017.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial/Electronics. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated motion control solutions to end customers and original equipment manufacturers (“OEMs”) through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products.

Financial overview

The third quarter results exceeded our expectations as a result of improving economic conditions and increased demand from our target markets.  We achieved considerable growth within our Medical and Industrial/Electronics markets.  We have seen solid demand for our servo motor products that are used in factory automation solutions.  As previously announced in October, 2017, we secured a contract for $6,800 in the defense market which is further evidence that our target market strategy and focused selling efforts are beginning to yield benefits.

The benefit of improved market conditions, the successful victories with new solutions in more applications and the addition of new customers have led to orders strengthening through the year and our backlog achieving a new record level.  We have a solid pipeline of sales opportunities and are methodically adding new channel partners for our distribution strategy.  We believe that we are executing to plan and believe we are creating a strong business foundation upon which to grow.

Operating Results

Quarter ended September 30, 2017 compared to quarter ended September 30, 2016

	For the quarter ended		2017 vs. 2016
	September 30,		Variance
(in thousands)	2017	2016	$	%
Revenues	$64,968	$61,040	$3,928	6%
Cost of goods sold	45,422	43,133	2,289	5%
Gross profit	19,546	17,907	1,639	9%
Gross margin percentage	30.1%	29.3%
Operating costs and expenses:
Selling	2,822	2,431	391	16%
General and administrative	6,255	5,264	991	19%
Engineering and development	4,389	3,961	428	11%
Business development	—	123	(123)	100%
Amortization of intangible assets	813	802	11	1%
Total operating costs and expenses	14,279	12,581	1,698	13%
Operating income	5,267	5,326	(59)	(1)%
Interest expense	633	1,504	(871)	(58)%
Other income (expense)	65	(75)	140	(187)%
Total other expense	698	1,429	(731)	(51)%
Income before income taxes	4,569	3,897	672	17%
Provision for income taxes	(1,512)	(1,076)	(436)	41%
Net Income	$3,057	$2,821	$236	8%

Effective tax rate	33.1%	27.6%	6%	20%
Diluted earnings per share	$0.33	$0.30	$0.03	10%
Bookings	$72,964	$59,088	$13,876	23%
Backlog	$93,547	$77,683	$15,864	20%

NET INCOME:  Net income increased during the third quarter due to higher volumes driving gross margin improvement and the recognition of continued interest rate savings.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $7,832 for the third quarter of 2017 compared to $7,860 for the same quarter last year.  Adjusted EBITDA was $8,351 and $8,378 for the third quarter of 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased demand in all of our markets except for the Vehicle markets.

Sales to U.S. customers were 53% of total sales for the quarter compared with 56% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume increased by 4% for the quarter and there was a 2% increase in sales due to the dollar weakening against the foreign currencies where we do business, primarily the Euro and the Swedish Krona.

ORDER BACKLOG:  The increase in bookings in the third quarter of 2017 compared to the third quarter of 2016 is largely due to the increased demand across all of our markets outside of Vehicle.  The increase in backlog as of September 30, 2017, compared to at September 30, 2016 is attributable to our strategy in penetrating deeper into specific markets and an increase in long term orders with firm production releases from domestic and European customers.

GROSS PROFIT AND MARGIN:  Gross margin increased in third quarter 2017 compared to third quarter 2016 due to the increased sales volumes.

SELLING EXPENSES:  Selling expenses increased in the third quarter of 2017 compared to the same period of 2016 primarily due to increased investment and growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were 4% in the third quarter of 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 19% in the third quarter 2017 from the third quarter 2016.  As a percentage of revenues, general and administrative expenses increased to 10% for the period ended September 30, 2017 compared to 9% for the same period in 2016.  The increase relates largely to increased incentive compensation accruals resulting from an improved level of profitability.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 11% in the third quarter of 2017 compared to the same quarter last year.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, primarily at our European locations.  As a percentage of revenues, engineering and development expenses were 7% for the third quarter of 2017 and 2016.

BUSINESS DEVELOPMENT COSTS: The Company did not incur any business development costs for the third quarter of 2017.  For the same period in 2016, the Company incurred $123 of business development costs partially related to the acquisition of Heidrive GmbH on January 12, 2016.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense was flat between the third quarter of 2017 compared to the third quarter of 2016.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 33.1% and 27.6% in the third quarter 2017 and 2016, respectively.  The 2016 effective tax rates are revised from 29.9% to 27.6% for the third quarter 2016 to reflect the revised income resulting from the error correction described in Note 1.  The effective tax rates include a discrete tax (benefit) provision related to the recognition of the tax effect of share-based payment awards as follows:  for the third quarter of 2017 a net discrete tax benefit of (0.2%) and for the third quarter of 2016 a net discrete tax provision 0.2%.  The effective tax rate differs from the statutory rate primarily due to differences in foreign tax rates.  The effective rate is higher for the third quarter 2017 than 2016 due to the mix of income from domestic vs. foreign jurisdictions.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	For the nine months ended		2017 vs. 2016
	September 30,		Variance
(in thousands)	2017	2016	$	%
Revenues	$186,657	$190,550	$(3,893)	(2)%
Cost of goods sold	131,529	134,274	(2,745)	(2)%
Gross profit	55,128	56,276	(1,148)	(2)%
Gross margin percentage	29.5%	29.5%
Operating costs and expenses:
Selling	8,135	7,490	645	9%
General and administrative	17,985	17,551	434	2%
Engineering and development	12,984	12,185	799	7%
Business development	—	341	(341)	100%
Amortization of intangible assets	2,405	2,409	(4)	(0)%
Total operating costs and expenses	41,509	39,976	1,533	4%
Operating income	13,619	16,300	(2,681)	(16)%
Interest expense	1,797	4,626	(2,829)	(61)%
Other income (expense)	135	(190)	325	(171)%
Total other expense	1,932	4,436	(2,504)	(56)%
Income before income taxes	11,687	11,864	(177)	(1)%
Provision for income taxes	(3,746)	(3,495)	(251)	7%
Net Income	$7,941	$8,369	$(428)	(5)%

Effective tax rate	32.1%	29.5%	3%	9%
Diluted earnings per share	$0.86	$0.90	$(0.04)	(4)%
Bookings	$199,177	$193,826	$5,351	3%
Backlog	$93,547	$77,683	$15,864	20%

NET INCOME:  Net income decreased during 2017 due predominantly to the impact of decreased volumes in our Vehicle market.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $21,074 for 2017 compared to $23,799 last year.  Adjusted EBITDA was $22,547 and $24,687 for 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2017, the decrease in revenues reflects lower sales in our Vehicle market.  All other markets that Allied serves have shown increases year over year.

Sales to U.S. customers were 54% of total sales for 2017 compared with 55% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.

ORDER BACKLOG:  The increase in orders from year-to-date 2016 to year-to-date 2017 is reflective of the overall increase in demand across our served markets outside of Vehicle.  The increase in backlog as of September 30, 2017 compared to at September 30, 2016 is attributable to our strategy in penetrating deeper into specific markets, and an increase in long term orders with firm production releases at both domestic and European customers.

GROSS PROFIT AND MARGIN:  Gross profit and margin was flat between 2017 and 2016.

SELLING EXPENSES:  Selling expenses increased in 2017 compared to 2016 primarily due to increased investment and focused growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were consistent at 4% for 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 3% in 2017 compared to 2016 largely due to increased incentive compensation expense.  As a percentage of revenues, general and administrative expenses increased to 10% for 2017 from 9% in 2016.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 7% in 2017 compared to 2016.   The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, particularly at our European locations as well as supporting growing customer application development.  As a percentage of revenues, engineering and development expenses were 7% for 2017 and 6% for 2016.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $341 of business development costs during 2016 related to the acquisition of Heidrive GmbH on January 12, 2016.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense was flat in 2017 compared to 2016.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 32.1% and 29.5% for the nine months ended September 30, 2017 and 2016, respectively.  The 2016 effective tax rates are revised from 31.5% to 29.5% for the nine months ended September 30, 2016 to reflect the revised income resulting from the error correction described in Note 1.  The effective tax rates include a discrete tax (benefit) provision related to the recognition of the tax effect of share-based payment awards.  For the nine months ended September 30, 2017 and 2016, there was a net discrete tax benefit of (1.2%) in each period.  The effective tax rate differs from the statutory rate primarily due to differences in foreign tax rates.  The effective rate is higher for the nine months ended September 30, 2017 than 2016 due to the mix of income from domestic vs. foreign jurisdictions.

Non-GAAP Measures

EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under GAAP.

The Company believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results; in particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature.  This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.  In addition, supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended September 30, 2017 and 2016 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income as reported	$3,057	$2,821	$7,941	$8,369
Interest expense	633	1,504	1,797	4,626
Provision for income tax	1,512	1,076	3,746	3,495
Depreciation and amortization	2,630	2,459	7,590	7,309
EBITDA	7,832	7,860	21,074	23,799
Stock compensation expense	519	395	1,473	1,370
Business development costs	—	123	—	341
Insurance recoveries	—	—	—	(823)
Adjusted EBITDA	$8,351	$8,378	$22,547	$24,687

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $5,060 to a balance of $17,302 at September 30, 2017 from December 31, 2016.

	Nine months ended September 30,		2017 vs. 2016
	2017	2016	$
Net cash provided by (used in) operating activities	$15,312	$9,965	$5,347
Net cash used in investing activities	(4,220)	(19,743)	15,523
Net cash (used in) provided by financing activities	(9,908)	745	(10,653)
Effect of foreign exchange rates on cash	933	297	636
Net increase (decrease) in cash and cash equivalents	$2,117	$(8,736)	$10,853

The 2017 increase in cash provided by operating activities reflects the favorable working capital dynamics of Allied Motion.  During 2016, the decrease in cash provided by operating activities was primarily due to the impact of the Heidrive acquisition which created certain working capital needs, primarily related to trade receivables and acquired liabilities.

The significant cash used for investing activities in 2016 reflects the acquisition of Heidrive in the first quarter for $16,049 net of cash acquired.  For the period ending September 30, 2017, purchases of property and equipment were $4,220 compared to $3,694 for the comparable period of 2016.

The change in cash used in financing activities reflects the 2016 use of the existing foreign revolver of $10,859 (€10,000) to partially finance the Heidrive acquisition.  During 2017, payments of $9,114 were made towards the Revolving Credit Facility obligation.  At September 30, 2017, we had approximately $62,604 of obligations under the Revolving Credit Facility.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets.  We were in compliance with all covenants at September 30, 2017.

As of September 30, 2017, the amount available to borrow under the Credit Agreement was approximately $62,396.

There were approximately $409 (RMB 3,000 RMB) of payments for the China Facility during the year to date 2017.  The balance at September 30, 2017 was $526 (RMB 3,500).  At September 30, 2017, there was approximately $977 (RMB 6,500) available under the facility.

During the quarter ended September 30, 2017, the Company paid dividends of $0.025 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

The Company has foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Yuan Renminbi, Canadian dollar and Mexican pesos, respectively.  The Company continuously evaluates its foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,900 on our third quarter 2017 sales and $8,300 on our year to date 2017 sales.  These amounts are not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  The Company estimates that foreign currency exchange rate fluctuations during the three months ended September 30, 2017 increased sales in comparison to the three months ended September 30, 2016 by approximately $1,300.  On a year to date basis, we estimate that foreign currency exchange rate fluctuations decreased sales in 2017 compared to 2016 by approximately $500.

The Company translates all assets and liabilities of its foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $1,800 and $400 in the third quarter of 2017 and 2016, respectively.  The translation adjustment was a gain of approximately $5,600 and $1,300 for year to date 2017 and 2016, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a loss of $109 and a gain of $5 for the third quarter of 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, a loss of $262 and $20 were recognized in other income, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $7,300 on our foreign net assets as of September 30, 2017.

Interest Rates

Interest rates on the Company’s Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.75%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.75%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity. The notional amount changes over time as loan payments are made. As a requirement of the debt refinance, one of the swaps was liquidated.   In February 2017, the Company entered into three interest rate swaps with a combined notional of $40,000 that matures in February 2022.

As of September 30, 2017, the Company had $62,604 outstanding under the Revolving Facility, of which $45,281 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $17,323 of unhedged floating rate debt outstanding at September 30, 2017 would not have a material impact on its interest expense for the third quarter 2017 or nine months ending September 30, 2017, respectively.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Hyperion Financial Management (HFM), as part of a multi-year plan to integrate and upgrade our systems and processes.  The implementation has occurred in phases throughout 2017 and is expected to be completed during the fourth quarter 2017.  Currently the Company is utilizing HFM in parallel with its existing financial reporting process until validation and testing is completed.

As part of the HFM implementation, certain changes to our processes and procedures have and will continue to occur.  These changes will result in changes to our internal control over financial reporting.  While HFM is designed to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve.

During the quarter ended September 30, 2017, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 1, 2017	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer