Form 10-K
period 2017-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2018-03-14
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $185,806,370.

Number of shares of the only class of Common Stock outstanding:  9,426,984 as of March 14, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated into Part III.

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our the ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part I of this report. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our growth strategy is focused on becoming the motion solution leader in our selected target markets by leveraging our “technology/know how” to develop integrated precision motion solutions.  Our intent is to utilize multiple Allied Motion technologies/products to “change the game” by enhancing and optimizing the operation, performance and efficiency of our customers’ products and manufacturing equipment.  Our goal is to grow sales with a larger base of customers, new applications and technologies, and increased market share globally and within our targeted markets.

We design and develop our products within our Technology Centers and can manufacture these products in various facilities located in the United States, Canada, Mexico, Europe and Asia.  We also operate Allied Motion Solution Centers that apply all Allied Motion products to create integrated motion control solutions for our customers.  We sell our products and solutions globally to a broad spectrum of customers through our own direct sales force and authorized manufacturers’ representatives and distributors.  Our customers include end users and original equipment manufacturers (“OEMs”).

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

Vehicle:  electronic power steering and drive-by-wire applications to electrically replace, or provide power-assist to, a variety of mechanical linkages, traction / drive systems and pumps, automated and remotely guided power steering systems, various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers, etc.), HVAC systems, solutions to improve energy efficiency of vehicles while idling and alternative fuel systems such as LPG, fuel cell and hybrid vehicles.  Vehicle types include off- and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational (e.g., RVs, ATVs (all-terrain vehicles)), specialty automotive, automated and remotely guided vehicles, etc.

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

Electronics/Industrial:  products are used in the handling, inspection, and testing of components and final products such as PCs, gaming equipment and cell phones, high definition printers, tunable lasers and spectrum analyzers for the fiber optic industry, test and processing equipment for the semiconductor manufacturing industry, factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, etc.

Organization Structure

Allied Motion’s “One Team” approach to the market is realized through the close collaboration of our Sales Organization, Solution Centers, Technology Centers and Production Centers all working together to provide innovative motion solutions and create value for our customers.

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

Allied Motion Solution Centers:  Allied has Solution Centers in China, Europe and North America that enable the design and sale of individual products as well as integrated motion control systems that utilize multiple Allied Motion products.  In addition to providing sales and applications support, the solution center function may include final assembly, integration and test, as required, to support customers within their geographic region.

China Solution Center — Changzhou, China

European Solution Center — Stockholm, Sweden

North American Solution Center - Amherst, New York, USA

Allied Motion Technology Centers:  Allied has Technology Centers in China, Europe and North America that design, develop and support the various products and systems offered by Allied Motion with a focus on specific technologies/products in each individual location.

North American Motors:  During 2017, we consolidated all motor design, development and support activities in North America under the umbrella of North American Motors which includes: Dayton, OH:  automotive brushless DC motors, power steering solutions and special purpose motors. Owosso, MI:  fractional horsepower permanent magnet DC and brushless DC motors serving a wide range of original equipment applications. Tulsa, OK: high performance brushless DC motors, including servo motors, frameless motors, torque motors, high speed (60,000 RPM+) slotless motors, high resolution encoders and motor/encoder assemblies.

North American Mechatronics:  Under the umbrella of North American Mechatronics, the company designs gearing, mechanical and electronic products and solutions for a wide range of market based and custom engineered solutions.  The locations under the umbrella include: Watertown, NY: gearing solutions in both stand-alone and integrated gearing/motor configurations.  Amherst, NY and Oakville, Ontario:  advanced electronic motion control products and custom solutions including integrated power electronics, digital controls and network communications for motor control and power conversion to support Allied Motion’s broad range of motors.

Dordrecht, Netherlands: Designs and develops fractional horsepower BLDC outer rotor motors and traditional BLDC motor part sets with or without integrated electronics and coreless DC motors.

Kelheim, Germany: Designs and develops high performance and highly configurable synchronous BLDC servo motor solutions and asynchronous BLDC motors for a wide variety of demanding motion applications. Additionally, trolleys for use in medical environments are designed and produced for customer specific applications.

Stockholm, Sweden and Ferndown, UK: Designs and develops high performance electronic controls and platform based integrated steering system solutions for market specific vehicle solutions that may utilize the various technologies and products developed by other Allied Motion locations.

Allied Motion Production Centers:  Allied has designated Production Centers in China, Europe and North America that provide additional manufacturing capabilities for the various products and systems offered by Allied Motion with a focus on specific technologies/products in each individual location. In certain cases, products may be produced in multiple locations to better serve our customers within the geographic region in which they are located. Locations include:

Changzhou, China

Mrakov, Czech Republic

Porto, Portugal

Reynosa, Mexico

Dothan, Alabama, USA

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

Major Customers

During 2017, 2016 and 2015, the Company’s total annual revenues increased significantly as a result of both sales to customers of businesses acquired by the Company during that period and from increased sales to a number of existing customers of the Company, with five customers accounting for approximately 33% of the Company’s total revenue during 2017, 35% during 2016 and 40% during 2015.

Sales Backlog

Backlog as of December 31, 2017 was $100,708 compared with $78,602 as of December 31, 2016.  The time to convert the majority of backlog to sales is approximately three to four months.  Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame.  There can be no assurance that the Company’s backlog from these customers will be converted into revenue.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used.  Our expenditures on engineering and development for the years ended December 31, 2017,2016 and 2015 were $17,542, $16,170, and $14,229, respectively, or 7%

of sales in in 2017 and 2016, and 6% of sales in 2015.  We believe E&D is critical to our success and expect to continue to invest at least at these levels in the future.  Of these expenditures, no material amounts were charged directly to customers, although we do record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

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

Employees

At December 31, 2017, we employed approximately 1,250 full-time employees worldwide.  Of those, approximately 48% are located in North America, 47% are located in Europe and the balance are located in China and the rest of the world.

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

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers.

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related, information assets used in or necessary to conduct business.  We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. In limited instances, we may also come into possession of information related to patients of our physician customers. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies is evolving, and adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect IT systems and data may increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, litigation and regulatory actions.

Our business operations may be adversely affected by new software implementations.

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

We sell our products to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards.  Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers.  Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, allocate our research and development funding, innovate and develop new products, differentiate our offerings and commercialize new technologies, secure intellectual property protection for our product and manufacture products in a cost-effective manner.  We would be harmed if we did not meet customer requirements and expectations.  Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products could result in a loss of customers and lower revenues.

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

We may experience difficulties that could delay or prevent the successful development of new products or product enhancements under new and existing contracts, and new products or product enhancements may not be accepted by our customers. In addition, the development expenses we incur may exceed our cost estimates, and new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be adversely affected.

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

We use various raw materials, such as copper, steel and zinc, in our manufacturing operations.  The prices of these raw materials have been subject to volatility.  As a result of price increases, we have generally implemented price surcharges to our customers; however, we may be unable to collect surcharges without suffering reductions in unit volume, revenue and operating income.  There can be no assurance that we will be able to fully recover the price increases through surcharges in a timely manner.  We are also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties, tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations.

We face the challenge of accurately aligning our capacity with our demand.

We have experienced capacity constraints and longer lead times for certain products in times of growing demand while we have also experienced idle capacity as economies slow or demand for certain products decline.  Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations.  We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business.  However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins.  If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

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

Our future growth may be a function, in part, of acquisitions.  We may have difficulty finding these opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons including a failure to secure financing.

To the extent that we are able to complete the transactions, we will face the operational and financial risks commonly encountered with an acquisition strategy.  These risks include the challenge of integrating acquired businesses while managing the ongoing operations of each business, the challenge of combining the business cultures of each company, and the need to retain key personnel of our existing business and the acquired business.  The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the acquired business and our existing business.  Members of our senior management may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our businesses, service existing customers, attract new customers and develop new products.  If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could be adversely affected.

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

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements.  Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices.  Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase from non-U.S. denominated locations.  Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.  The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business.

Our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements.  In addition, our international operations are governed by various U.S. laws and regulations, including Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other foreign anti-bribery laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities.  Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results and financial condition.

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

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products.  For example, the U.S. Securities and Exchange Commission has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries.  These rules and verification requirements impose additional costs on us and on our suppliers, and may limit the sources or increase the cost of materials used in our products.  Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

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

Item 2.  Properties.

As of December 31, 2017, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Changzhou, China	30,000	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facilities (2)	Kelheim, Germany	154,000	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office	Oakville, Ontario, Canada	2,000	Leased
Office and manufacturing facility	Porto, Portugal	52,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT.  The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 12, 2018 was 293.  The following table sets forth, for the periods indicated, the high and low prices of the Company’s common stock as reported by Nasdaq, and the per share dividends paid by the Company during each quarter.

	Price Range
Year ended December 31, 2017	High	Low	Dividends
Fourth Quarter	$35.16	$25.34	$0.025
Third Quarter	$30.31	$22.78	$0.025
Second Quarter	$28.46	$19.89	$0.025
First Quarter	$25.19	$19.10	$0.025

Year ended December 31, 2016	High	Low	Dividends
Fourth Quarter	$23.86	$15.54	$0.025
Third Quarter	$24.00	$18.16	$0.025
Second Quarter	$24.60	$16.85	$0.025
First Quarter	$25.93	$15.46	$0.025

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2017:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,081,911

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for a $100 investment made on December 31, 2012, including reinvestment of any dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Allied Motion Technologies	$100.00	$191.55	$367.48	$408.23	$335.50	$521.53
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
S&P Electrical Components & Equipment	$100.00	$138.78	$129.13	$109.54	$132.21	$168.31

Item 6.  Selected Financial Data.

For a more detailed discussion of 2015 through 2017, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data of this report.

Dollars in thousands, except share data	2017	2016 (1)	2015	2014	2013 (2)
Results from Operations
Revenues	$252,012	$245,893	$232,434	$249,682	$125,502
Net income	8,036	9,078	11,074	13,860	3,953
Diluted earnings per share	$0.87	$1.00	$1.20	$1.51	$0.45

Year-End Financial Position
Cash and cash equivalents (3)	$15,590	$15,483	$21,278	$13,113	$8,371
Working capital	53,358	50,987	39,931	34,828	25,037
Total assets	187,922	179,919	162,147	165,640	170,977
Short term debt	461	936	9,860	7,723	14,145
Long term debt	52,694	70,483	57,518	67,125	73,500
Shareholders’ equity	87,347	72,286	64,597	55,951	48,003
Shareholders’ equity per common share outstanding	$9.27	$7.71	$6.96	$6.07	$5.28

Supplemental Financial Data
Capital expenditures	$6,201	$5,188	$4,730	$4,046	$3,087
Depreciation expense	7,055	6,545	4,822	4,553	2,088
Engineering and development	17,542	16,170	14,229	13,881	7,931
Interest expense	2,474	6,449	6,023	6,435	1,445
Intangible amortization	3,219	3,204	2,644	2,714	825
Backlog (4)	100,708	78,602	70,999	75,065	75,599

Ratios
Net return on sales	3.2%	3.7%	4.8%	5.6%	3.1%
Return on shareholders’ equity	10.1%	13.3%	18.4%	26.7%	8.8%
Current ratio	2.8	3.1	2.2	2.0	1.6
Net debt to capitalization (5)	30%	44%	42%	52%	62%

(1) Includes the effect of the Heidrive acquisition in the first quarter of 2016.

(2) Includes the effect of the Globe acquisition in the fourth quarter of 2013.

(3) Amounts for 2013 exclude restricted cash of  $1,800.

(4) Backlog is defined as confirmed orders for which the customer has provided a release and delivery date.

(5) Net debt is total debt less cash and cash equivalents.  Capitalization is the sum of net debt and shareholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Electronics/Industrial.  We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia.  We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated motion control solutions to end customers and original equipment manufacturers (“OEMs”) through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products.

Financial Overview

Highlights for our fiscal year ended December 31, 2017, include:

•                  Revenue was $252,012 in 2017 compared with $245,893 in 2016.  Growth in medical and industrial/electronics markets were partially offset by softness in the vehicle market.  Sales to U.S. customers were 53% of total sales for the year compared with 54% for 2016, with the balance of sales to customers primarily in Europe, Canada and Asia.

•                  Gross profit was $75,679 for 2017, a 3.7% increase from $73,004 million in 2016.  As a percentage of revenue, gross margin improved 30 basis points to 30.0% primarily due to product mix.

•                  Operating income was $18,800, or 7.5% of revenue for 2017 compared with $18,883 or 7.7% of revenue, for 2016.

•                  Income before income taxes increased by 26%, to $16,136, or 6.4% of revenue for 2017 compared with $12,803 or 5.2% of revenue for 2016.

•                  Net income was $8,036, or $0.87 per diluted share, compared with $9,078 million, or $1.00 per diluted share, for 2016.

•                  Bookings were $271,941 for 2017 compared with $250,369 million for 2016.  Backlog as of December 31, 2017 was $100,708, an increase from $78,602 million at year end 2016.

•                  Cash from operations increased by $11,104 to $25,407 during 2017 from $14,303 in 2016.

•                  Our debt, net of cash, decreased by $18,371 to $37,565 at December 31, 2017 from year end 2016.

•                  We declared and paid a dividend of $0.025 per share pursuant to our quarterly dividend program during each quarter of 2017.  Dividends to shareholders for 2017 were $0.10 per diluted share, or a dividend payout ratio of 11%, when compared with the earnings per share of $0.87.

The Company’s 2017 sales were 2% higher than in the prior year.  Our market position in our medical, industrial/electronics and aerospace and defense markets continue to grow with the addition of Heidrive to our Company portfolio in 2016.  While several applications within our vehicle market were relatively stable, the softness in the off road vehicle industry reduced successes in other markets.  We continue to make excellent progress in our strategic market based multi-product development solutions, which are being well received by our customers during the early stages of the product release cycle.

Earnings were $1,042 lower in 2017 compared to the prior year, a reflection of the impact of the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.  Income before income taxes increased by $3,333 to $16,136 in 2017, a 26% change.  The increase is a reflection of increased sales and gross margin growth, focus on cost control, and the reduction in interest expense related to our debt refinance in the fourth quarter of 2016.

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

One of these growth initiatives includes product line platform development to meet the emerging needs of our selected target markets.  Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers.  The emphasis with new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple of Allied Motion technologies in a system solution approach.  We believe this approach will allow us to provide increased value to our customers and improved margins for our Company.  Our strong financial condition, along with Allied Systematic Tools (“AST”) continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long-term growth of our Company.

Outlook for 2018

In 2018, we will continue to focus on leveraging our resources to expand our business in our served markets.  With strong cash flows and an improved debt position, we will continue to evaluate and pursue strategic acquisitions to enhance our growth opportunities in the future.  In addition, we will continue to execute the ongoing critical issues as defined by our updated strategy, developed in 2017.  The critical issues from that strategy include:

1)             Creating an effective corporate structure to leverage the resources and capabilities of the combined entity.

2)             Continue implementing our new ERP system to provide the infrastructure necessary to support the planned growth of the Company.  We estimate the ERP system implementation to be largely completed during 2018.

3)             Plan and implement a structured approach to identify the requirements of our target markets and to create and implement solutions to ensure we meet the requirements of those markets.

4)             Through the continued enhancement and development of our Operational Effectiveness Team, implement AST to drive continuous improvement in all areas of our business.

Allied Motion is an applied technology/know-how motion company, and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “create motion solutions that change the game” and to meet the emerging needs of our customers in our served market segments.  In support of our sales efforts, we have three Solution Centers (United States, Europe and Asia) that are providing the support required to sell multi-technology solutions.  We have a number of new multi-product motion control solution wins that will be ramping up during 2018 and a very active pipeline of new opportunities where our integrated solution capability has provided us with a competitive advantage.  We anticipate that our investment in these key resources will help drive our growth now and in the future and we plan to continue investing in these resources during 2018.  We further expect this shift from a component supplier to a more complete solutions provider, along with the application of AST, to drive margin improvement.

Our global production footprint provides us with the opportunity to be a good value proposition and supplier for global companies who require support around the world.  We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

Further development and promotion of our parent brand, Allied Motion, will continue in 2018.  A global structure has been defined and we intend to use that to our advantage in the marketplace.

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

The Company’s critical accounting policies include:

Revenue Recognition

The Company derives revenues from the sale of products and services.  See Note 1, “Business and Summary of Significant Accounting Policies — Revenue Recognition” to the Company’s consolidated financial statements for a description of the Company’s revenue recognition policies.  Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain non-standard terms and conditions.  As a result, judgment is sometimes required to determine the appropriate accounting.  If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s revenues in particular periods may be adversely affected.

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

Inventory Valuation

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or net realizable value determined on a first-in, first-out basis.  We record inventory when we take delivery and title to the product according to the terms of each supply agreement.  The Company monitors and forecasts expected inventory needs based on sales forecasts.  Inventory is written down or written off when it becomes obsolete or when it is deemed excess.  These determinations involve the exercise of significant judgment by management.  If actual market conditions are significantly different from those projected by management, the recorded reserve may be adjusted, and such adjustments may have a significant impact on the Company’s results of operations.  Demand for the Company’s products can fluctuate significantly, and in the past the Company has recorded substantial charges for inventory obsolescence.

See Note 1, “Business and Summary of Significant Accounting Policies - Inventories,” of our consolidated financial statements for information regarding inventory valuation as well as excess and obsolete inventory provisions.

Income Taxes

The Tax Cuts and Jobs Act of 2017 was enacted in the United States on December 22, 2017.   The provisions of the Act significantly revise the U.S. corporate income tax rules and requires companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and reduces the US federal corporate tax rate from 35% to 21%.   As of December 31, 2017, the Company has not fully completed the accounting for the tax effects of enactment of the Act, however a reasonable estimate of the tax effects has been recorded in 2017.   The amounts are provisional and subject to

change as the determination of the impact of the income tax effects will require additional analysis of historical records, annual data, further interpretation of regulatory guidance that may be issued and actions the Company may take as a result of the Act.

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

Goodwill

As of December 31, 2017, we had $29,531 of goodwill related to various business acquisitions.  We perform impairment tests on goodwill on an annual basis during the fourth quarter of each fiscal year, or on an interim basis if events or circumstances indicate that it is more likely than not that impairment has occurred.  Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value.

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

The fair value of our reporting unit is generally determined using a combination of an income approach, which estimates fair value based upon future discounted cash flows and a market approach which uses published market prices for analysis.  We completed our annual goodwill impairment test in the fourth quarter of 2017 and concluded no impairment of goodwill exists, as our goodwill reporting unit had a calculated fair value in excess of carrying value of greater than 25%.

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

Stock-based Compensation

We measure compensation cost arising from the grant of share-based payments to employees at fair value and recognize such cost over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  Total stock-based compensation expense recognized during the years ended December 31, 2017, 2016, and 2015 was $2,026, $1,893 and $1,744, respectively.

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

Impact of Recently Issued Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”) or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements.  See Note 1, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

Year 2017 compared to 2016

	For the year ended		2017 vs. 2016
	December 31,		Variance
(In thousands, except per share data)	2017	2016	$	%
Revenues	$252,012	$245,893	$6,119	2%
Cost of goods sold	176,333	172,889	3,444	2%
Gross profit	75,679	73,004	2,675	4%
Gross margin	30.0%	29.7%
Operating costs and expenses:
Selling	10,979	9,986	993	10%
General and administrative	24,926	24,333	593	2%
Engineering and development	17,542	16,170	1,372	8%
Business development	213	428	(215)	(50)%
Amortization of intangible assets	3,219	3,204	15	0%
Total operating costs and expenses	56,879	54,121	2,758	5%
Operating income	18,800	18,883	(83)	(0)%
Interest expense	2,474	6,449	(3,975)	(62)%
Other expense (income), net	190	(369)	559	(151)%
Total other expense	2,664	6,080	(3,416)	(56)%
Income before income taxes	16,136	12,803	3,333	26%
Provision for income taxes	(8,100)	(3,725)	(4,375)	117%
Net income	$8,036	$9,078	$(1,042)	(11)%

Effective tax rate	50.2%	29.1%	21.1%	73%
Diluted earnings per share	$0.87	$1.00	$(0.13)	(13)%
Bookings	$271,941	$250,369	$21,572	9%
Backlog	$100,708	$78,602	$22,106	28%

NET INCOME AND ADJUSTED NET INCOME:  Net income decreased in 2017 primarily as the result of fourth quarter adjustments to the provision for income taxes of $3,133 resulting from the enactment of the Tax Cuts and Jobs Act.

Adjusted net income for the year ended December 31, 2017, was $11,316.  Adjusted diluted earnings per share for 2017 was $1.22.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for 2017 excludes $3,133 of tax provision resulting from the Tax Cuts and Jobs Act and $213 ($145 net of tax) of business development costs.  2016 excludes $428 ($291 net of tax) of business development costs and $823 ($560 net of tax) of income from insurance recoveries related to a fire at one of our international locations. See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

EBITDA AND ADJUSTED EBITDA: EBITDA was $28,884 for 2017 compared to $29,001 for 2016.  Adjusted EBITDA was $31,123 and $30,499 for 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES: During 2017, we experienced growth in all of our markets except for vehicle.  Our sales for 2017 were comprised of 53% to US customers and 47% to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to a 1% volume increase and a 1% favorable currency impact.

ORDER BACKLOG:  The increase in bookings in 2017 compared to 2016 is largely due to new business opportunities in both our US and foreign locations along with increased activity from existing customers.  There are increases in orders for all of our markets.

GROSS MARGIN:  The 4% increase in gross margin was largely due to increased volume attributable to market growth.

SELLING EXPENSES:  Selling expenses increased in 2017 compared to 2016 primarily due to the continued investment in our One Allied sales organization to support future growth.  Selling expenses as a percentage of revenues were 4% for 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased in 2017 from 2016 largely due to higher incentive compensation.  As a percentage of revenues, general and administrative expenses were 10% for 2017 and 2016.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 8.5% in 2017 compared to 2016.  The increase is primarily due to the continuation of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses were 7% for both 2017 and 2016.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $213 of business development costs during 2017 to evaluate new business opportunities.  In 2016, $428 of business development costs were related to the acquisition of Heidrive and consulting expenses to evaluate new business opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets were consistent year over year.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 50.2% and 29.1% in 2017 and 2016, respectively.  The effective tax rate in 2017 was significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017.  Excluding the impacts due to the Act, the effective tax rate for 2017 was 30.8%, which is lower than the statutory rate primarily due to differences in foreign tax rates and the effect of recording excess tax benefits related to share based payment awards as a discrete item. (See Note 7, “Income Taxes,” from our consolidated financial statements for a reconciliation of the effective tax rate including the impacts of the Tax Cuts and Jobs Act).

Operating Results

Year 2016 compared to 2015

	For the year ended		2016 vs. 2015
	December 31,		Variance
(In thousands, except per share data)	2016	2015	$	%
Revenues	$245,893	$232,434	$13,459	6%
Cost of goods sold	172,889	163,662	9,227	6%
Gross profit	73,004	68,772	4,232	6%
Gross margin	29.7%	29.6%
Operating costs and expenses:
Selling	9,986	8,149	1,837	23%
General and administrative	24,333	22,251	2,082	9%
Engineering and development	16,170	14,229	1,941	14%
Business development	428	569	(141)	(25)%
Amortization of intangible assets	3,204	2,644	560	21%
Total operating costs and expenses	54,121	47,842	6,279	13%
Operating income	18,883	20,930	(2,047)	(10)%
Interest expense	6,449	6,023	426	7%
Other income	(369)	(514)	145	(28)%
Total other expense	6,080	5,509	571	10%
Income before income taxes	12,803	15,421	(2,618)	(17)%
Provision for income taxes	(3,725)	(4,347)	622	(14)%
Net income	$9,078	$11,074	$(1,996)	(18)%

Effective tax rate	29.1%	28.2%	0.9%	3%
Diluted earnings per share	$1.00	$1.20	$(0.20)	(17)%
Bookings	$250,369	$231,940	$18,429	8%
Backlog	$78,602	$70,999	$7,603	11%

NET INCOME AND ADJUSTED NET INCOME:  Net income decreased during 2016 reflecting operating expense increases that outpaced the increase in sales.  The increase in expenses was largely attributable to Heidrive, and also included increased development costs, SG&A expenses and additional organizational enhancements.

Adjusted net income for the year ended December 31, 2016, was $8,809.  Adjusted diluted earnings per share for 2016 was $0.97.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measurements.  Adjusted net income for 2016 excludes $428 ($291 net of tax) and for 2015 excludes $569 ($387 net of tax) of business development costs.  Adjusted net income for 2016 also excluded $823 ($560 net of tax) of income from insurance recoveries related to a fire at one of our international locations.  See information included in “Non — GAAP Measures” below for a reconciliation of net income to Adjusted net income.

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

REVENUES: During 2016, we experienced growth in all of our markets except for vehicle.  The 6% increase in sales in 2016 was largely due to the addition of Heidrive.  Our sales for 2016 were comprised of 54% to US customers and 46% to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to increased volume, fluctuations in foreign currency were not a factor.

ORDER BACKLOG:  The increase in bookings in 2016 compared to 2015 was largely due to addition of Heidrive.  There were increases in orders for most of our markets outside of vehicle.  There was a decline in orders and backlog reflecting the weakness in our vehicle market caused by generally soft industrial market conditions, a slowdown in the European auto market and product end-of-life wind-downs.

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

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 14% in 2016 compared to 2015.  The increase was primarily due to the acquisition of Heidrive and the continuation of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses were 6% for both 2016 and 2015.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $428 of business development costs during 2016 related to the acquisition of Heidrive on January 12, 2016 and consulting expenses to evaluate new business opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased in 2016 compared to 2015 due to the amortization of Heidrive intangible assets.

INCOME TAXES: The effective income tax rate as a percentage of income before income taxes was 29.1% and 28.2% in 2016 and 2015, respectively. The effective tax rate for 2016 was lower than the statutory rate primarily due to differences in foreign tax rates and the effect of recording excess tax benefits related to share based payment awards as a discrete item, in accordance with ASU 2016-09 which was adopted during 2016. The effective tax rate for 2015 was lower than the statutory rate primarily due to differences in foreign tax rates and changes in our valuation allowance on foreign net operating losses. The effective rate for 2016 is higher than 2015 primarily related to an increase in the valuation allowance due to an increase in the estimate of net operating losses that will expire unused, offset by the discrete item related to excess tax benefits from share based payment awards.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016. These pronouncements impacted the accounting and disclosure for income taxes (See Note 1, “Business and Summary of Significant Accounting Policies,” — recently adopted accounting pronouncements from our consolidated financial statements).

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

The Company’s calculation of EBITDA and Adjusted EBITDA for 2017, 2016 and 2015 is as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Net income as reported	$8,036	$9,078	$11,074
Interest expense	2,474	6,449	6,023
Provision for income tax	8,100	3,725	4,347
Depreciation and amortization	10,274	9,749	7,466
EBITDA	28,884	29,001	28,910
Stock compensation expense	2,026	1,893	1,744
Business development costs	213	428	569
Insurance recoveries	—	(823)	—
Adjusted EBITDA	$31,123	$30,499	$31,223

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

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the year ended
	December 31,
	2017	2016	2015
Net income as reported	$8,036	$9,078	$11,074
Non-GAAP adjustments, net of tax
Impact of the Tax Cuts and Jobs Act	3,133	—	—
Business development costs	147	291	387
Insurance recoveries	—	(560)	—
Non-GAAP adjusted net income	$11,316	$8,809	$11,461

Per Share Amounts
Non-GAAP adjusted net income per share (diluted)	$1.22	$0.97	$1.24
Diluted weighted average common shares	9,275	9,105	9,238

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $107, to a balance of $15,590 at December 31, 2017 from 2016.

	Year Ended December 31,		2017 vs. 2016	December 31,	2016 vs. 2015
	2017	2016		$2015	$
Net cash provided by operating activities	$25,407	$14,303	$11,104	$20,073	$(5,770)
Net cash used in investing activities	(6,201)	(21,393)	15,192	(4,730)	(16,663)
Net cash (used in) provided by financing activities	(20,166)	1,580	(21,746)	(6,095)	7,675
Effect of foreign exchange rates on cash	1,067	(285)	1,352	(1,083)	798
Net increase (decrease) in cash and cash equivalents	$107	$(5,795)	$5,902	$8,165	$(13,960)

During 2017, the increase in cash provided by operating activities is primarily due to a reduction in working capital needs, primarily for accrued liabilities and accounts payable.

During 2016, the decrease in cash provided by operating activities is primarily due to an increase in working capital needs, attributable to Heidrive.  The receivables increase in 2016 reflects a shift for Heidrive from having a factoring arrangement before we acquired them to building up normal receivable balances during the year.

During 2017, purchases of property and equipment were higher at $6,201 compared to $5,188 for 2016.  The cash used for investing activities in 2016 reflects the acquisition of Heidrive during the first quarter.  The cash paid for the acquisition was $16,205 net of cash acquired.

The significant cash used in financing activities during 2017 reflects the paydown of long-term debt.  The net cash provided by financing activities in 2016 reflects the refinance of our debt on October 28, 2016.  The net proceeds of $76,321 were partially offset by the use of the international revolver of $10,859 (€10,000) to finance the Heidrive acquisition in the first quarter of 2016.

During the year ended December 31, 2017, the Company paid dividends of $0.10 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2017 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$9,952	$2,915	$3,767	$1,876	$1,394
Debt Obligations (1)	53,155	461	—	52,694	—
Interest on Debt (2)	8,463	1,891	3,631	2,941	—
Total	$71,570	$5,267	$7,398	$57,511	$1,394

(1)                       Amounts represent our debt obligations as of December 31, 2017.

(2)                       Amounts represent the estimated interest payments based on the balances and applicable interest rates as of December 31, 2017.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

The Company has foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona and Mexican pesos, respectively.  The Company continuously evaluates its foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $11,500 on our 2017 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  The Company estimates that foreign currency exchange rate fluctuations increased sales in 2017 compared to 2016 by approximately $1,700.

The Company translates all assets and liabilities of its foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $6,300 for 2017 and a loss of $2,000 for 2016.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a loss of $396 and a gain of $30 in 2017 and 2016, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8,300 and $4,700 on our foreign net assets as of December 31, 2017 and 2016, respectively.

Interest Rates

Interest rates on the Company’s Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.50%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.50%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. The Company uses interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 (representing 50% of the Term Loan balance at that time) that amortize quarterly to a notional of $6,673 at maturity. The notional amount changes over time as loan payments are made. As a requirement of the debt refinance, one of the swaps was liquidated.   In February 2017, the Company entered into three interest rate swaps with a combined notional of $40,000 that mature in February 2022.

As of December 31, 2017, the Company had $52,694 outstanding under the Revolving Facility, of which $44,633 is currently being hedged.  Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $8,060 of unhedged floating rate debt outstanding at December 31, 2017 would not have a material impact on its interest expense for 2017.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Motion Technologies, Inc. and subsidiaries

Amherst, New York

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited the accompanying consolidated balance sheets of Allied Motion Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each year in the three year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control   Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the three year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control   Integrated Framework: (2013) issued by COSO.

BASIS FOR OPINIONS

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EKS&H LLP

March 15, 2018

Denver, Colorado

We have served as the Company’s auditor since 2006.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share and per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$15,590	$15,483
Trade receivables, net of allowance for doubtful accounts of $341 and $362 at December 31, 2017 and 2016, respectively	31,822	26,104
Inventories	32,568	31,098
Prepaid expenses and other assets	3,460	3,120
Total current assets	83,440	75,805
Property, plant and equipment, net	38,403	37,474
Deferred income taxes	14	923
Intangible assets, net	32,073	34,252
Goodwill	29,531	27,522
Other long-term assets	4,461	3,943
Total assets	$187,922	$179,919
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	461	936
Accounts payable	15,351	13,204
Accrued liabilities	14,270	10,678
Total current liabilities	30,082	24,818
Long-term debt	52,694	70,483
Deferred income taxes	3,609	3,266
Pension and post-retirement obligations	4,667	4,381
Other long term liabilities	9,523	4,685
Total liabilities	100,575	107,633
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,427 and 9,374 shares issued and outstanding at December 31, 2017 and 2016, respectively	31,051	29,503
Preferred stock, par value $1.00 per share, authorized 5,000 shares;
no shares issued or outstanding	—	—
Retained earnings	61,882	54,786
Accumulated other comprehensive loss	(5,586)	(12,003)
Total stockholders’ equity	87,347	72,286
Total Liabilities and Stockholders’ Equity	$187,922	$179,919

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
(In thousands, except per share data)	2017	2016	2015
Revenues	$252,012	$245,893	$232,434
Cost of goods sold	176,333	172,889	163,662
Gross profit	75,679	73,004	68,772
Operating costs and expenses:
Selling	10,979	9,986	8,149
General and administrative	24,926	24,333	22,251
Engineering and development	17,542	16,170	14,229
Business development	213	428	569
Amortization of intangible assets	3,219	3,204	2,644
Total operating costs and expenses	56,879	54,121	47,842
Operating income	18,800	18,883	20,930
Other expense (income):
Interest expense	2,474	6,449	6,023
Other expense (income), net	190	(369)	(514)
Total other expense (income) , net	2,664	6,080	5,509
Income before income taxes	16,136	12,803	15,421
Provision for income taxes	(8,100)	(3,725)	(4,347)
Net income	$8,036	$9,078	$11,074

Basic earnings per share:
Earnings per share	$0.88	$1.01	$1.20
Basic weighted average common shares	9,153	9,011	9,228
Diluted earnings per share:
Earnings per share	$0.87	$1.00	$1.20
Diluted weighted average common shares	9,275	9,105	9,238

Net income	$8,036	$9,078	$11,074
Other comprehensive income:
Foreign currency translation adjustment	6,314	(1,989)	(4,334)
Change in accumulated loss on derivatives	226	(3)	(25)
Pension adjustments (1)	(123)	(134)	165
Comprehensive income	$14,453	$6,952	$6,880

(1) Net of tax of $21, ($78) and $114 for the periods ending December 31, 2017, 2016 and 2015, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholders’ Equity
Balances, December 31, 2014	9,213	$28,453	$(3,324)	$36,505	$(4,828)	$(2)	$(853)	$55,951
Stock transactions under employee benefit stock plans	37	1,014						1,014
Issuance of restricted stock, net of forfeitures	76	2,064	(2,040)					24
Stock compensation expense		(7)	1,751					1,744
Shares withheld for payment of employee payroll taxes	(50)	(1,559)						(1,559)
Excess tax benefit from stock based compensation arrangements		1,461						1,461
Comprehensive income					(4,334)	(25)	279	(4,080)
Tax effect							(114)	(114)
Net income				11,074				11,074
Dividends to stockholders		11		(929)				(918)
Balances, December 31, 2015	9,276	$31,437	$(3,613)	$46,650	$(9,162)	$(27)	$(688)	$64,597
Stock transactions under employee benefit stock plans	49	839						839
Issuance of restricted stock, net of forfeitures	101	1,969	(1,968)					1
Stock compensation expense			1,893					1,893
Shares withheld for payment of employee payroll taxes	(52)	(1,054)						(1,054)
Comprehensive income loss					(1,989)	(3)	(212)	(2,204)
Tax effect							78	78
Net income				9,078				9,078
Dividends to stockholders				(942)				(942)
Balances, December 31, 2016	9,374	$33,191	$(3,688)	$54,786	$(11,151)	$(30)	$(822)	$72,286
Stock transactions under employee benefit stock plans	28	657						657
Issuance of restricted stock, net of forfeitures	88	2,138	(1,599)					539
Stock compensation expense (1)			1,865					1,865
Shares withheld for payment of employee payroll taxes	(63)	(1,513)						(1,513)
Comprehensive income loss					6,314	226	(102)	6,438
Tax effect							(21)	(21)
Net income				8,036				8,036
Dividends to stockholders				(940)				(940)
Balances, December 31, 2017	9,427	$34,473	$(3,422)	$61,882	$(4,837)	$196	$(945)	$87,347

(1) Net of $161 recorded to liability.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$8,036	$9,078	$11,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,274	9,749	7,466
Deferred income taxes	3,713	1,770	1,417
Excess tax benefit from stock-based payment arrangements	—	—	(1,461)
Provision for doubtful accounts	39	167	333
Provision for excess and obsolete inventory	480	351	432
Provision for warranty	234	(138)	142
Write-off of debt issue costs on Prior Credit agreement recorded in interest expense	—	1,052	—
Debt issue cost amortization recorded in interest expense	165	380	—
Restricted stock compensation	2,026	1,893	1,744
Other	(756)	(652)	216
Changes in operating assets and liabilities, excluding changes due to acquisition:
(Increase) decrease in trade receivables, net	(4,051)	(3,719)	3,655
Decrease (increase) in inventories	18	(928)	(2,262)
(Increase) decrease in prepaid expenses and other assets	(328)	69	(1,394)
Increase (decrease) in accounts payable	1,277	(956)	(1,874)
Increase (decrease) in accrued liabilities and other liabilities	4,280	(3,813)	585
Net cash provided by operating activities	25,407	14,303	20,073

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,201)	(5,188)	(4,730)
Consideration paid for acquisition, net of cash acquired	—	(16,205)	—
Net cash used in investing activities	(6,201)	(21,393)	(4,730)

Cash Flows From Financing Activities:
(Repayments) borrowings on lines-of-credit, net	(518)	(5,709)	383
Principal payments of long-term debt	(18,389)	(67,125)	(6,375)
Proceeds from issuance of long-term debt	—	76,321	—
Payment of debt issuance costs	—	(745)	—
Dividends paid to stockholders	(959)	(942)	(923)
Shares withheld for payment of employee payroll taxes	(1,513)	(1,054)	(1,559)
Excess tax benefit from stock-based payment arrangements	—	—	1,461
Stock transactions under employee benefit stock plans	1,213	834	918
Net cash provided by (used in) financing activities	(20,166)	1,580	(6,095)
Effect of foreign exchange rate changes on cash	1,067	(285)	(1,083)
Net increase (decrease) in cash and cash equivalents	107	(5,795)	8,165
Cash and cash equivalents at beginning of period	15,483	21,278	13,113
Cash and cash equivalents at end of period	15,590	15,483	21,278

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$2,261	$5,048	$5,575
Income taxes	$2,087	$1,148	$2,125

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

For business combinations, we record net assets acquired and liabilities assumed at their estimated fair values.

Cash and Cash Equivalents

Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  Activity in the allowance for doubtful accounts for 2017, 2016 and 2015 was as follows (in thousands):

	December 31,
	2017	2016	2015
Beginning balance	$362	$611	$367
Additional reserves	39	167	333
Writeoffs	(61)	(414)	(117)
Effect of foreign currency translation	1	(2)	28
Ending balance	$341	$362	$611

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31,
	2017	2016
Parts and raw materials	$24,910	$23,978
Work-in-process	5,984	6,628
Finished goods	6,075	4,928
	36,969	35,534
Less reserves	(4,401)	(4,436)
Inventories	$32,568	$31,098

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company recorded provisions for excess and obsolete inventories of approximately $480, $351 and $432 for 2017, 2016 and 2015, respectively.

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

		December 31,
	Useful lives	2017	2016
Land		$993	$962
Building and improvements	5 - 39 years	10,678	9,911
Machinery, equipment, tools and dies	3 - 15 years	49,083	44,247
Furniture, fixtures and other	3 - 10 years	12,931	10,088
		73,685	65,208
Less accumulated depreciation		(35,282)	(27,734)
Property, plant and equipment, net		$38,403	$37,474

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

Depreciation expense was $7,055, $6,545 and $4,822 in 2017, 2016 and 2015, respectively.

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

Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise.  The Company has defined one reporting unit that is the same as its operating segment.  Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.  If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required.  Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test.

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

At October 31, 2017, we performed our annual assessment of fair value and concluded that there was no impairment related to goodwill.  The Company did not record any impairment charges for the year ended December 31, 2017, 2016 or 2015.

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

Changes in the Company’s reserve for product warranty claims during 2017, 2016 and 2015 were as follows (in thousands):

	December 31,
	2017	2016	2015
Warranty reserve at beginning of the year	$830	$780	$786
Warranty reserves acquired	—	297	—
Provision	234	(138)	142
Warranty expenditures	(200)	(96)	(123)
Effect of foreign currency translation	58	(13)	(25)
Warranty reserve at end of year	$922	$830	$780

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Compensation and fringe benefits	$7,459	$7,379
Warranty reserve	922	830
Income taxes payable	2,397	183
Other accrued expenses	3,492	2,286
	$14,270	$10,678

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

Basic and Diluted Income per Share

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding awards was 105,000, 94,000 and 10,000 shares for the years 2017, 2016 and 2015, respectively.  Stock awards of 600 and 30,700 were excluded from the calculation of diluted income per share for 2017 and 2016, respectively.  No stock awards were excluded from the calculation of diluted income per share for year 2015.

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

The following table presents the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,362	$—	$—
Other long term assets	3,929	—	—
Interest rate swaps	—	196	—

	December 31, 2016
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$4,948	$—	$—
Other long term assets	3,476	—	—
Interest rate swaps	—	(30)	—

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

Income Taxes

The Tax Cuts and Jobs Act of 2017 was enacted in the United States on December 22, 2017.   The provisions of the Act significantly revise the U.S. corporate income tax rules and requires companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and reduces the US federal corporate tax rate from 35% to 21%.   As of December 31, 2017, the Company has not fully completed the accounting for the tax effects of enactment of the Act, however a reasonable estimate of the tax effects has been recorded in 2017.   The amounts are provisional and subject to change as the determination of the impact of the income tax effects will require additional analysis of historical records, annual data, further interpretation of regulatory guidance that may be issued and actions the Company may take as a result of the Act.

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

Realization of an uncertain income tax position must have a “more likely than not” probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions.  The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months.  Income tax related interest and penalties recognized in 2017, 2016 and 2015 are de minimus.

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

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk.  To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary.  See Note 11, Segment Information for additional information regarding customer concentration.

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

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We will adopt ASU 2014-09 and its amendments on a modified retrospective basis effective January 1, 2018.  We do not expect that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements. A significant majority of our revenue is recorded when we invoice customers and is largely aligned with the meeting of identified performance obligations under ASU 2014-09. We do not expect a material change in our revenue recognition after implementation of the standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is early adopting ASU 2017-12 in the first quarter of 2018 and does not expect an impact on its consolidated financial statements.

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

Recently issued accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (TCJA) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Management has not yet completed its assessment of the impact of the ASU on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

2.              GOODWILL

The change in the carrying amount of goodwill for 2017, 2016 and 2015 is as follows (in thousands):

	December 31,
	2017	2016	2015
Beginning balance	$27,522	$17,757	$18,303
Goodwill acquired	—	10,248	—
Effect of foreign currency translation	2,009	(483)	(546)
Ending balance	$29,531	$27,522	$17,757

3.              INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2017			December 31, 2016
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$38,659	$(12,721)	$25,938	$37,868	$(10,087)	$27,781
Trade name	10 - 12 years	6,213	(2,798)	3,415	6,038	(2,281)	3,757
Design and technologies	10 - 12 years	5,147	(2,443)	2,704	4,537	(1,840)	2,697
Patents	17 years	24	(8)	16	24	(7)	17
Total		$50,043	$(17,970)	$32,073	$48,467	$(14,215)	$34,252

Total amortization expense for intangible assets for the years 2017, 2016 and 2015 was $3,219, $3,204 and $2,644, respectively.

Estimated amortization expense for intangible assets is as follows:

Year ending December 31,	Total
2018	$3,268
2019	3,268
2020	3,268
2021	3,002
Thereafter	19,267
$32,073

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.              STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2017, the Company had 1,081,911 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance-based awards:

For the year ended December 31,	Unvested restricted stock awards	Weighted average grant date fair value	Awards with performance vesting requirements
2017	105,785	$22.56	28,025
2016	105,662	$19.99	60,153
2015	76,714	$27.37	41,792

The value at the date of award is amortized to compensation expense over the related service period, which is generally three years for time vested grants.  Short-term performance based grants can be achieved over a period of one year, and long-term performance grants can be earned through December 31, 2020.  Earned grants are then subject to either a 3 year or 5 year service period.  Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.  For performance-based awards, the Company assesses the probability of the achievement of the awards during the year and recognizes expense accordingly.

The following is a summary of restricted stock activity during years 2017, 2016 and 2015:

Number of Nonvested Restricted Shares
Balance, December 31, 2014	487,678
Awarded	76,714
Forfeited	(7,066)
Vested	(190,127)
Balance, December 31, 2015	367,199
Awarded	105,662
Forfeited	(5,912)
Vested	(158,407)
Balance, December 31, 2016	308,542
Awarded	105,785
Forfeited	(17,676)
Vested	(174,683)
Balance, December 31, 2017	221,968

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of performance-based restricted stock activity during years 2017, 2016 and 2015:

Total performance grants
Outstanding, December 31, 2014	5,892
Awarded	41,792
Performance criteria met	(14,200)
Forfeited	(4,296)
Outstanding, December 31, 2015	29,188
Awarded	60,153
Performance criteria met	(38,167)
Forfeited	(6,302)
Outstanding, December 31, 2016	44,872
Awarded	28,025
Performance criteria met	(7,670)
Forfeited	(27,445)
Outstanding, December 31, 2017	37,782

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the February 2018, 2017 and 2016 meetings.

Share-Based Compensation Expense

Restricted Stock

During 2017, 2016 and 2015 compensation expense net of forfeitures of $2,026, $1,893 and $1,744 was respectively recorded.  As of December 31, 2017, there was $2,704 of total unrecognized compensation expense related to restricted stock awards, of which approximately $1,692 is expected to be recognized in 2018.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year.  The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2017, 2016 and 2015) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP.  Company contributions to the Plan accrued for 2017, 2016 and 2015, respectively, were $849, $674 and $812.  These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees.  The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match.  In 2017, 2016 and 2015 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral.  Net costs related to this defined contribution plan were $1,090, $1,085 and $1,076 in 2017, 2016 and 2015, respectively.

Dividends

For the years ended December 31, 2017, 2016 and 2015 a total of $0.10 per share on all outstanding shares was declared and paid.  Total dividends paid for the years ended December 31, 2017, 2016 and 2015 were $959, $942 and $923, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

5.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,
	2017	2016
Current Borrowings
China Credit Facility (5.0% at December 31, 2017)	$461	$936
Current borrowings	$461	$936

Long-term Debt
Revolving Credit Facility, long term (1)	$53,266	$71,203
Unamortized debt issuance costs	(572)	(720)
Long-term debt	$52,694	$70,483

(1)  The effective rate of the Revolver is 3.26% at December 31, 2017.

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

Borrowings under the Revolving Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”).  At December 31, 2017, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.50%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.150%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio (based on trailing twelve-month EBITDA) of at least 3.0:1.0 at the end of each fiscal quarter.  In addition, the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.75:1.0 through March 31, 2017, 3.5:1.0 through September 30, 2017, 3.25:1.0 through March 31, 2018 and 3.0:1.0 thereafter; provided that the Company may elect to temporarily increase the Total Leverage Ratio by 0.5x over the otherwise maximum during the twelve-month period following a permitted acquisition under the Credit Agreement.  The Credit Agreement also includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction.  These covenants, which are described more fully in the Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2017.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Other

The China Facility provides credit of approximately $1,537 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and the lender may demand payment at any time.  The average balance for 2017 was $795 (RMB 5,375).  At December 31, 2017, there was approximately $1,076 (RMB 7,000) available under the facility.

Deferred Financing Fees

In connection with the Senior Secured Credit Facility, the Company incurred $745 of deferred financing costs.  These costs are offset against long-term debt in the consolidated balance sheets.  The costs are deferred and amortized over a five-year term.   Amortization of these costs is charged to interest expense in the accompanying consolidated statements of income and comprehensive income using the straight-line method.  Deferred financing costs net of accumulated amortization were $572 as of December 31, 2017.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two identical interest rate swaps with a combined notional of $25,000 that amortize quarterly to a notional of $6,673 at the September 2018 maturity.  One of these interest rate swaps is currently active.  The Company terminated the other interest rate swap during October 2016 as part of its debt refinancing.  In February 2017, the Company entered into three interest rate swaps with a combined notional of $40,000 that mature in February 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2017, 2016 and 2015 such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the years ended December 31, 2017, 2016 and 2015.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $79 will be reclassified as an increase to interest expense over the next year.

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

		Fair Value as of December 31,
Derivative Instrument	Balance Sheet Classification	2017	2016
Interest Rate Swaps	Other Assets	$196	$—

		Fair Value as of December 31,
Derivative Instrument	Balance Sheet Classification	2017	2016
Interest Rate Swaps	Other Liabilities	$—	$30

The effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income is as follows (in thousands):

	Net deferral in OCI of derivatives (effective portion)
	For the year ended December 31,
Derivative Instruments	2017	2016
Interest Rate Swaps	$87	$111

	Net reclassification from AOCI into income (effective portion)
	For the year ended December 31,
Statement of earnings classification	2017	2016	2015
Interest expense	$313	$108	$194

7.              INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015
Domestic	$8,076	$4,288	$7,676
Foreign	8,060	8,515	7,745
Income before income taxes	$16,136	$12,803	$15,421

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015
Current provision (benefit)
Domestic	$4,750	$(70)	$1,936
Foreign	2,566	2,025	1,042
Total current provision	7,316	1,955	2,978
Deferred provision
Domestic	925	1,438	1,217
Foreign	(141)	332	152
Total deferred provision	784	1,770	1,369
Provision for income taxes	$8,100	$3,725	$4,347

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended December 31,
	2017	2016	2015
Tax provision, computed at statutory rate	35.0%	34.0%	34.0%
State tax, net of federal impact	3.6%	4.6%	4.8%
Change in valuation allowance	1.9%	0.9%	(3.3)%
Effect of foreign tax rate differences	(4.2)%	(6.5)%	(6.1)%
Permanent items, other	0.2%	(0.4)%	0.9%
R&D Credit	(2.2)%	(1.7)%	(1.3)%
Restricted Stock Awards	(2.6)%	(2.7)%	0.0%
Effect of Tax Cuts and Jobs Act (1)	19.4%	0.0%	0.0%
Other	(0.9)%	0.9%	(0.8)%
Provision for income taxes	50.2%	29.1%	28.2%

(1)         A reconciliation of the 2017 effective tax rate excluding the adjustments related to the Tax Cuts and Jobs Act is as follows:

	Provision for income taxes	Tax rate
As reported	$8,100	50.2%
Less: repatriation transition tax	(3,140)	-19.5%
Plus: remeasurement of deferred tax assets and liabilities	7	0.1%
As adjusted	$4,967	30.8%

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The provisions of the Act significantly revise the U.S. corporate income tax rules and, among other things, requires companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and reduces the US federal corporate tax rate from 35% to 21%, resulting in a remeasurement of deferred tax assets and liabilities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has not fully completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects of the one-time transition tax and of the rate reduction on our existing deferred tax balances and has included these provisional amounts in its consolidated financial statements for the year ended December 31, 2017. For these items, we recognized a provisional amount of $3,133, which is included as a component of income tax expense from continuing operations.

The one-time transition tax is based on total post-1986 earnings and profits (E&P) which have been previously deferred from US income taxes. The Company recorded a provisional amount for the one-time transition tax liability resulting in an increase in income tax expense of $3,140. The Company has not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P previously deferred from US federal taxation and the amounts held in cash or other specified assets are finalized.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, certain aspects of the Act and related calculations are still being analyzed.  Further analysis could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $(7).

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Historically, such amounts would become subject to domestic taxation upon the remittance of dividends to the United States and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the United States, however, the Company does not intend to transfer amounts or pay dividends.  No additional income taxes have been provided for any outside basis difference inherent in the Company’s foreign subsidiaries or any withholding taxes related to repatriation, as foreign earnings continue to be indefinitely reinvested outside of the United States.

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows:

	December 31,
	2017	2016
Noncurrent deferred tax assets:
Employee benefit plans	$1,896	$2,247
Allowances and other	640	969
Net operating loss and tax credit carryforwards	203	1,003
Other	370	852
Total noncurrent deferred tax assets	3,109	5,071
Valuation allowance	(50)	(557)
Net noncurrent deferred tax assets:	$3,059	$4,514

Net noncurrent deferred tax liabilities:
Property and Equipment	$3,001	$3,445
Goodwill and Intangibles	3,398	3,136
Other	255	276
Total deferred tax liabilities	$6,654	$6,857

Net deferred tax asset/(deferred tax liability)	$(3,595)	$(2,343)

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

Realization of the Company’s recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. During 2017, the Company utilized a portion of its net operating loss carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2017.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2014. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2012, in Germany for periods before 2013 and in Portugal for periods before 2014.

The Company adopted ASU 2016-09 prospectively and ASU 2015-17 retrospectively as of January 1, 2016. These pronouncements impact the accounting and disclosure for income taxes (refer to Note 1, Recently Adopted Accounting Pronouncements section for more information.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.              COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2017, the Company maintains leases for certain facilities and equipment.  The Company has entered into facility agreements, some of which contain provisions for future rent increases.  The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2018	$2,915
2019	2,353
2020	1,414
2021	1,022
2022	854
Thereafter	1,394
$9,952

Rental expense was $2,935, $2,720 and $1,946 in 2017, 2016 and 2015, respectively.

Severance Benefit Agreements

As of December 31, 2017, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company.  The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial position or results of operations.

9.              DEFERRED COMPENSATION ARRANGEMENTS

The Company has deferred compensation arrangements with certain key members of management.  These arrangements provide the Board and its committees with the ability to make contributions based on the Company’s performance and discretionary contributions based on other factors as determined by the Board and its committees.  It also allows for the participants to make certain deferrals into the plan.  The amount of the liability is comprised of liabilities from previous contributions as well as the performance contribution for the year ended December 31, 2017.  Amounts accrued relating to previous periods are $3,934 and $3,481 as of December 31, 2017 and December 31, 2016, respectively, and are included in noncurrent liabilities in the consolidated balance sheets.  The amounts accrued as of December 31, 2017 and December 31, 2016, which relate to the performance contribution for 2017 and 2016 are $349 and $132, respectively, and are included in accrued liabilities on the consolidated balance sheets.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10.       SEGMENT INFORMATION

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2017	2016	2015
Revenues derived from foreign subsidiaries	$107,039	$99,061	$75,509

Identifiable assets outside of the United States are $84,652 and $73,378 as of December 31, 2017 and 2016, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $119,212, $111,993 and $80,029 during 2017, 2016 and 2015, respectively.

For 2017, 2016 and 2015 one customer accounted for 18%, 19% and 24% of revenues, respectively, and as of December 31, 2017 for 15% of trade receivables, respectively.

11.       SUBSEQUENT EVENT

Business Combination

As part of the growth strategy of the Company, in January, 2018, the Company purchased substantially all of the operating assets associated with the original equipment steering business of Maval Industries, LLC (“Maval”).

The Company is currently in a shared services agreement with Maval and is completing the production carve-out/separation of the businesses.  The acquisition is expected to be neutral to slightly accretive to earnings for the Company in 2018.  Once the carve-out is complete, the business will be located entirely within its own dedicated facility in Twinsburg, OH.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for each of the four quarters in years 2017 and 2016 is as follows (in thousands, except per share data):

Year 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$61,354	$60,335	$64,968	$65,355
Gross profit	17,701	17,881	19,546	20,551
Net income	2,657	2,227	3,057	95
Basic earnings per share	0.29	0.24	0.33	0.01
Diluted earnings per share	0.29	0.24	0.33	0.01

Year 2016 (Revised)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$63,675	$65,835	$61,040	$55,343
Gross profit	18,505	19,864	17,907	16,728
Net income	2,355	3,193	2,821	709
Basic earnings per share	0.25	0.34	0.30	0.08
Diluted earnings per share	0.25	0.34	0.30	0.08

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in internal control over financial reporting

The Company implemented a financial reporting system, Hyperion Financial Management (HFM), as part of a multi-year plan to integrate and upgrade our systems and processes.  The implementation occurred in phases throughout 2017 and was substantially completed in the fourth quarter of 2017. The Company utilized HFM in parallel with its existing financial reporting processes through year end 2017, and relied on its existing reporting process as of December 31, 2017.

As a result of the HFM implementation, certain changes to our processes and procedures have and will continue to occur.  These changes will result in changes to our internal control over financial reporting.  While HFM is designed to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve.

During the year ended December 31, 2017, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

a)                                     The following documents are filed as part of this Report:

1.                                      Consolidated Financial Statements

a)                                     Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.

b)                                     Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

c)                                      Consolidated Statements of Stockholders’ Equity for the years 2017, 2016 and 2015.

d)                                     Consolidated Statements of Cash Flows for the years 2017, 2016 and 2015.

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

10.1*

Allied Motion Technologies Inc. 2007 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 19, 2013.)

10.2*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2011.)

10.3*

Amendment to Employment Agreement and Change in Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, effective December 28, 2017. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2018.)

10.4*

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

10.7*

Form of Change of Control Agreement between Allied Motion Technologies Inc. and certain of its executive officers.  The Agreements for each of the following executive officers are substantively identical and became effective as of the date listed: Robert P. Maida ( October 1, 2012) and Michael R. Leach (July 7, 2015).  (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2012.)

10.8*	Stock Ownership Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2014.)

10.9*

Allied Motion Technologies Inc. 2017 Omnibus Incentive Plan, (incorporated by reference to Exhibit A to the Registrant’s proxy statement for the 2017 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 4, 2017.)

10.10

Share Purchase Agreement regarding Heidrive GmbH between Allied Motion Technologies B.V. and palero fünf S.à r.l. dated December 23, 2015. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 30, 2015.)

10.11

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

10.12

First Amendment to Credit Agreement, dated as of March 28, 2017, among Allied Motion Technologies, Inc. and Allied Motion Technologies B.V., as borrowers, HSBC Bank USA, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q for the quarter ended March 31, 2017.)

21	List of Subsidiaries (filed herewith).

23	Consent of EKS&H LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Subject
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Allied Motion Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

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

Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and	March 14, 2018
Richard S. Warzala	Chairman of the Board

/s/ MICHAEL R. LEACH	Chief Financial Officer	March 14, 2018
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 14, 2018
Richard D. Federico

/s/ GERALD J. LABER	Director	March 14, 2018
Gerald J. Laber

/s/ RICHARD D. SMITH	Director	March 14, 2018
Richard D. Smith

/s/ JAMES J. TANOUS	Director	March 14, 2018
James J. Tanous

/s/ TIMOTHY T. TEVENS	Director	March 14, 2018
Timothy T. Tevens

/s/ MICHAEL R. WINTER	Director	March 14, 2018
Michael R. Winter