Form 10-Q
period 2018-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2018-05-02
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Number of Shares of the only class of Common Stock outstanding:  9,481,726 as of May 2, 2018

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$13,003	$15,590
Trade receivables, net of allowance for doubtful accounts of $411 and $341 at March 31, 2018 and December 31, 2017, respectively	42,822	31,822
Inventories	39,619	32,568
Prepaid expenses and other assets	4,685	3,460
Total current assets	100,129	83,440
Property, plant and equipment, net	39,375	38,403
Deferred income taxes	23	14
Intangible assets, net	35,123	32,073
Goodwill	35,679	29,531
Other long term assets	4,444	4,461
Total assets	$214,773	$187,922
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	478	461
Accounts payable	22,675	15,351
Accrued liabilities	15,870	14,270
Total current liabilities	39,023	30,082
Long-term debt	62,928	52,694
Deferred income taxes	3,636	3,609
Pension and post-retirement obligations	4,743	4,667
Other long term liabilities	9,332	9,523
Total liabilities	119,662	100,575
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,482 and 9,427 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	32,327	31,051
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	66,079	61,882
Accumulated other comprehensive loss	(3,295)	(5,586)
Total stockholders’ equity	95,111	87,347
Total Liabilities and Stockholders’ Equity	$214,773	$187,922

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2018	2017

Revenues	$76,576	$61,354
Cost of goods sold	54,022	43,653
Gross profit	22,554	17,701
Operating costs and expenses:
Selling	2,697	2,603
General and administrative	7,456	5,749
Engineering and development	4,955	4,191
Business development	151	—
Amortization of intangible assets	884	793
Total operating costs and expenses	16,143	13,336
Operating income	6,411	4,365
Other expense (income):
Interest expense	614	523
Other expense, net	106	(10)
Total other expense, net	720	513
Income before income taxes	5,691	3,852
Provision for income taxes	(1,493)	(1,195)
Net income	$4,198	$2,657

Basic earnings per share:
Earnings per share	$0.45	$0.29
Basic weighted average common shares	9,251	9,068
Diluted earnings per share:
Earnings per share	$0.45	$0.29
Diluted weighted average common shares	9,325	9,229

Net income	$4,198	$2,657

Other comprehensive income:
Foreign currency translation adjustment	1,687	674
Change in accumulated gain (loss) on derivatives	604	(86)
Comprehensive income	$6,489	$3,245

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$4,198	$2,657
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,791	2,450
Deferred income taxes	2,822	(48)
Stock compensation expense	496	466
Debt issue cost amortization recorded in interest expense	37	37
Other	609	248
Changes in operating assets and liabilities, excluding changes due to acquisition:
Trade receivables	(8,231)	(4,768)
Inventories	(3,887)	221
Prepaid expenses and other assets	(1,408)	150
Accounts payable	5,479	1,302
Accrued liabilities	(1,211)	(383)
Net cash provided by operating activities	1,695	2,332

Cash Flows From Investing Activities:
Consideration paid for acquisition	(13,312)	—
Purchase of property and equipment	(2,222)	(1,288)
Net cash used in investing activities	(15,534)	(1,288)

Cash Flows From Financing Activities:
Borrowings on long-term debt	14,500	—
Principal payments of long-term debt	(4,350)	(3,000)
Dividends paid to stockholders	—	(228)
Stock transactions under employee benefit stock plans	849	628
Net cash provided by (used in) financing activities	10,999	(2,600)
Effect of foreign exchange rate changes on cash	253	121
Net decrease in cash and cash equivalents	(2,587)	(1,435)
Cash and cash equivalents at beginning of period	15,590	15,483
Cash and cash equivalents at end of period	$13,003	$14,048

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 that was previously filed by the Company.

Reclassifications

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2018 presentation.

2.              BUSINESS COMBINATION

As part of the growth strategy of the Company, on January 19, 2018, the Company purchased substantially all of the operating assets associated with the original equipment steering business of Maval Industries, LLC (“Maval”) for $13,312 in cash. Consistent with the Company’s strategy to provide higher level system solutions, the addition of the Maval OE steering (“Maval OE Steering”) product line enables Allied to provide a fully integrated steering system solution to its customers.

The Company is currently in a transition services agreement with Maval and is completing the production carve-out/separation of the businesses. Once the carve-out is complete, the business will be located entirely within its own dedicated facility in Twinsburg, OH.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the assets acquired:

January 19,
2018
Intangible assets	$3,700
Goodwill	5,669
Assets acquired (net of liabilities assumed)	3,943
Fair value of net assets acquired	$13,312

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.  None of the goodwill recognized is deductible for income tax purposes. The purchase price allocation is subject to further adjustment to reflect, among other things, any adjustments in accordance with the Purchase Agreement and finalization of the opening balance sheet, including adjustments for final valuations, including intangible assets.

3.              REVENUE RECOGNITION

Performance Obligations

Performance Obligations Satisfied at a Point in Time

The Company’s standard delivery method is “free on board” shipping point. Consequently, the Company considers control of most products to transfer at a single point in time when control is transferred to the customer, generally when the products are shipped in accordance with an agreement and purchase order.

The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for consideration from the customer.  For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer.

Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Performance Obligations Satisfied Over Time

The Company has certain contracts that have performance obligations that are satisfied over periods exceeding one year.  Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized.

For a contract satisfied over time, revenue is recognized similarly to contracts satisfied at a point in time.  The Company transfers control and recognizes a sale when the Company ships the product from a manufacturing facility to a customer.  The only difference is that the shipments are not completed within a one-year timeframe.  The revenue recognized for the contracts satisfied over time were immaterial for the quarter ended March 31, 2018.

The Company has determined that the above methods provide a faithful depiction of the transfer of goods to the customer.

Nature of Goods and Services

The Company sells component and integrated motion control solutions to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors.  The Company’s products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products. The Company’s target markets include Vehicle, Medical, Aerospace & Defense and Electronics/Industrial and.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accretes a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  Management does not have any contracts that include a significant financing component as of March 31, 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the segment information footnote, the Company’s business consists of one reportable segment. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 16, Segment Information.

Target Market	2018
Vehicle	$32,162
Industrial/Electronics	23,892
Medical	10,644
Aerospace & Defense	7,811
Other	2,067
Total	$76,576

Geography	2018
United States	$44,170
Europe	31,831
Asia	574
Other	1
Total	$76,576

Contract Balances

When the timing of the Company’s delivery of product is different from the timing of the payments made by customers, the Company recognizes either a contract asset (performance precedes customer payment) or a contract liability (customer payment precedes performance). Typically, contracts are paid in arrears and are recognized as receivables after the Company considers whether a significant financing component exists.

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows:

	Receivables	Contract Asset	Contract Liability
Opening balance at 1/1/2018	$—	$—	$719
Closing balance at 3/31/18	—	—	702
Increase/(decrease)	$—	$—	$(17)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Significant Payment Terms

The Company’s contracts with its customers state the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payments are typically due in full within 30-60 days of delivery.  Since the customer agrees to a stated rate and price in the contract that do not vary over the contract, the majority of contracts do not contain variable consideration.

Returns, Refunds, and Warranties

In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The Company establishes provisions for estimated returns and warranties.  All contracts include a standard warranty clause to guarantee that the product complies with agreed specifications.

Practical Expedients

Incremental costs of obtaining a contract - the Company elected to expense the incremental costs of obtaining a contract when the amortization period for such contracts would have been one year or less.

Remaining performance obligations - Company elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year.

The time value of money -  the Company elected not to adjust the promised amount of consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is equal to one year or less.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	March 31, 2018	December 31, 2017
Parts and raw materials	$28,271	$24,910
Work-in-process	7,467	5,984
Finished goods	8,327	6,075
	44,065	36,969
Less reserves	(4,446)	(4,401)
Inventories	$39,619	$32,568

5.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$1,000	$993
Building and improvements	10,967	10,678
Machinery, equipment, tools and dies	51,367	49,083
Furniture, fixtures and other	13,586	12,931
	76,920	73,685
Less accumulated depreciation	(37,545)	(35,282)
Property, plant and equipment, net	$39,375	$38,403

Depreciation expense was approximately $1,907 and $1,657 for the quarters ended March 31, 2018 and 2017, respectively.

6.              GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2018 and year ended December 31, 2017 is as follows (in thousands):

	March 31,	December 31,
	2018	2017
Beginning balance	$29,531	$27,522
Goodwill acquired (Note 2)	5,669	—
Effect of foreign currency translation	479	2,009
Ending balance	$35,679	$29,531

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2018			December 31, 2017
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$42,548	$(13,452)	$29,096	$38,659	$(12,721)	$25,938
Trade name	10 - 12 years	6,255	(2,932)	3,323	6,213	(2,798)	3,415
Design and technologies	10-12 years	5,293	(2,604)	2,689	5,147	(2,443)	2,704
Patents	17 years	24	(9)	15	24	(8)	16
Total		$54,120	$(18,997)	$35,123	$50,043	$(17,970)	$32,073

Intangible assets resulting from the acquisition of the Mavel OE Steering business were approximately $3,700 (Note 2).  The intangible assets acquired consist of customer lists (the valuation and useful life of which have not been finalized).

Amortization expense for intangible assets was $884 and $793 for the quarters ending March 31, 2018 and 2017, respectively.

Estimated future intangible asset amortization expense as of March 31, 2018 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2018	$2,655
2019	3,540
2020	3,540
2021	3,266
2022	3,266
2023	3,184
Thereafter	15,672
Total estimated amortization expense	$35,123

8.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the quarter ended March 31, 2018, 48,492 shares of unvested restricted stock were awarded at a weighted average market value of $32.63.  Of the restricted shares granted, 30,603 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock generally are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the quarter ended March 31, 2018:

Number of shares
Outstanding at beginning of period	221,968
Awarded	48,492
Vested	(44,319)
Forfeited	(17,808)
Outstanding at end of period	208,333

Stock based compensation expense, net of forfeitures of $496 and $466 was recorded for the quarter ended March 31, 2018 and 2017, respectively.

9.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Compensation and fringe benefits	$6,621	$7,459
Warranty reserve	914	922
Income taxes payable	4,447	2,397
Other accrued expenses	3,888	3,492
	$15,870	$14,270

10.       DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Current Borrowings
China Credit Facility (4.6% at March 31, 2018)	$478	$461
Current borrowings	$478	$461

Long-term Debt
Revolving Credit Facility, long term (1)	$63,462	$53,266
Unamortized debt issuance costs	(534)	(572)
Long-term debt	$62,928	$52,694

(1)  The effective rate of the Revolver is 3.3% at March 31, 2018.

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

Borrowings under the Revolving Credit Facility are subject to terms defined in the Credit Agreement.  Borrowings bear

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

interest at the LIBOR Rate plus a margin of 1.00% to 2.25% or the Prime Rate plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”). At March 31, 2018, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.50%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.125%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants at March 31, 2018.

Other

The China Facility provides credit of approximately $1,592 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  The average balance for 2018 was $476 (RMB 3,000).  At March 31, 2018, there was approximately $1,114 (RMB 7,000) available under the facility.

11.       DERIVATIVE FINANCIAL INSTRUMENTS

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended March 31, 2018 and 2017.

During 2018, the Company estimates that an additional $70 will be reclassified as a decrease to interest expense. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

		Asset Derivatives			Liabilty Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate products	Other assets	$800	$196	Other liabilities	$—	$—

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (OCI) for the quarters ended March 31, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
Derivatives in cash flow	Three months ended March 31,		from accumulated	Three months ended March 31,
hedging relationships	2018	2017	OCI into income	2018	2017
Interest rate products	$568	$(134)	Interest expense	$(36)	$(48)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income for the quarters ended March 31, 2018 and 2017:

		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2018	2017
Interest rate products	Other assets	$614	$523

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets.

As of	Gross amounts of	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
March 31, 2018	recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$800	$—	$800	$—	$—	$800

As of	Gross amounts of	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
December 31, 2017	recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$196	$—	$196	$—	$—	$196

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

12.       INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws, settlements with taxing authorities and foreign currency fluctuations.

The effective income tax rate as a percentage of income before income taxes was 26.2% and 31.0% in the first quarter 2018 and 2017, respectively. The effective tax rate for the first quarters of 2018 and 2017 is net of a discrete tax benefit of (2.3%), related to the recognition of excess tax benefits for share-based payment awards.

The effective rate before discrete items varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The provision of the Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.  At March 31, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however, in certain cases, as described below, aspects of the accounting are complete. Additionally, the Company has made a reasonable estimate of other effects. In other cases, the Company has not been able to make a reasonable estimate and continue to account for those items based on existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. As further discussed below, during the three-month period ended March 31, 2018, the Company did not recognize any adjustments to the provisional amounts recorded at December 31, 2017. In all cases, the Company will continue to make and refine our calculations as additional analysis is completed. Estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount of $(7) was recorded as of December 31, 2017 related to the remeasurement of certain deferred tax balances. Upon further analyses of certain aspects of the Act and refinement of the calculations during the three months ended March 31, 2018, we have not adjusted the provisional amount. The Company considers the enactment-date remeasurement of all other deferred tax assets and liabilities to be complete.

The one-time transition tax is based on total post-1986 earnings and profits (E&P) which had been previously deferred from US income taxes under previous US law. The Company recorded a provisional amount for the one-time transition tax liability for foreign subsidiaries, resulting in a transition tax liability of $3,140 being recorded at December 31, 2017. Upon further analyses of certain aspects of the Act and refinement of calculations for foreign subsidiaries during the three months ended March 31, 2018, we have not changed the provisional amount. The Company will continue to refine the E&P analysis and our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations outside the United States.

The Act subjects a US shareholder to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined our accounting policy. At March 31, 2018, the Company has included GILTI related to current-year operations only in our annual effective tax rate and has not provided additional GILTI on deferred items.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Refer to Note 17 — Recent Accounting Pronouncements for discussion of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarters ended March 31, 2018 and 2017 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2017	$(945)	$196	$(4,837)	$(5,586)
Unrealized gain on cash flow hedges	—	568	—	568
Amounts reclassified from AOCI	—	36	—	36
Foreign currency translation gain	—	—	1,687	1,687
At March 31, 2018	$(945)	$800	$(3,150)	$(3,295)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2016	$(822)	$(30)	$(11,151)	$(12,003)
Unrealized loss on cash flow hedges	—	(134)	—	(134)
Amounts reclassified from AOCI	—	48	—	48
Foreign currency translation gain	—	—	674	674
At March 31, 2017	$(822)	$(116)	$(10,477)	$(11,415)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

14.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first quarter of 2018 and 2017.  Total dividends declared were $230 and $235 in the first three months of 2018 and 2017, respectively.

15.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months Ended March 31,
	2018	2017
Basic weighted average shares outstanding	9,251	9,068
Dilutive effect of equity awards	74	161
Diluted weighted average shares outstanding	9,325	9,229

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

For the three months ended March 31, 2018 and 2017, respectively, there were 74,067 and 2,187 common shares subject to equity-based awards excluded from the calculation of diluted earnings per share as they would be anti-dilutive.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the three months ended
	March 31,
	2018	2017
Revenues derived from foreign subsidiaries	$32,405	$25,285

Identifiable foreign assets were $89,537 and $84,652 as of March 31, 2018 and December 31, 2017, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $36,302 and $28,170 during the quarters ended March 31, 2018 and 2017, respectively.

For first quarter 2018 and 2017, one customer accounted for 21% and 19% of revenues, respectively.  As of March 31, 2018, and December 31, 2017 this customer accounted for 23% and 15% of trade receivables.

17.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We adopted ASU 2014-09 and its amendments on a modified retrospective basis effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements. A significant majority of our revenue is recorded when we invoice customers and is largely aligned with the meeting of identified

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

performance obligations under ASU 2014-09.  There is no material change in our revenue recognition after the implementation of the standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU 2017-12 in the first quarter of 2018.  The implementation did not impact our consolidated financial statements other than requiring enhanced disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments affect all companies that must determine whether they have acquired or sold a business. The amendments are intended to help companies and evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The new standard is effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty motion control components and systems used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense, and Electronics/Industrial. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated motion control solutions to end customers and original equipment manufacturers (“OEMs”) through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products.

Financial overview

Significantly higher revenues, reflecting growth across all the Company’s served markets led to leveraging of costs and expansion of margins.  Excluding the favorable effects of foreign currency exchange (FX), first quarter revenue was $72.5 million, up 18%.

We remain focused on executing our strategy for growth while streamlining the organization and emphasizing continuous improvement in quality, delivery, cost and innovation as we drive the One Allied approach and expand our value proposition for our customers. Solid strides continue to be made with our multi-product, fully integrated solutions that are leading to increased business.  Also, we continue to build a pipeline of exciting market-based application opportunities.  Sales cycles are long and the time from being selected for the solution development to full rate production can be longer, yet we believe we are building a scalable foundation which can deliver strong returns on those investments.

Operating Results

Quarter ended March 31, 2018 compared to quarter ended March 31, 2017

	For the quarter ended		2018 vs. 2017
	March 31,		Variance
(in thousands)	2018	2017	$	%
Revenues	$76,576	$61,354	$15,222	25%
Cost of goods sold	54,022	43,653	10,369	24%
Gross profit	22,554	17,701	4,853	27%
Gross margin percentage	29.5%	28.9%
Operating costs and expenses:
Selling	2,697	2,603	94	4%
General and administrative	7,456	5,749	1,707	30%
Engineering and development	4,955	4,191	764	18%
Business development	151	—	151	100%
Amortization of intangible assets	884	793	91	11%
Total operating costs and expenses	16,143	13,336	2,807	21%
Operating income	6,411	4,365	2,046	47%
Interest expense	614	523	91	17%
Other income (expense)	106	(10)	116	(1160)%
Total other expense	720	513	207	40%
Income before income taxes	5,691	3,852	1,839	48%
Provision for income taxes	(1,493)	(1,195)	(298)	25%
Net Income	$4,198	$2,657	$1,541	58%

Effective tax rate	26.2%	31.0%	(5)%	(15)%
Diluted earnings per share	$0.45	$0.29	$0.16	55%
Bookings	$80,699	$60,459	$20,240	33%
Backlog	$107,321	$77,954	$29,367	38%

NET INCOME:  Net income increased during the first quarter due to a significant increase in revenues and the leveraging of fixed cost compared to the first quarter of 2017. The increase in revenue was partially offset by higher operating expenses, mainly additional incentive compensation expense and investments in E&D and the One Allied organizational buildout in support of our aggressive growth strategy.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $9,096 for the first quarter of 2018 compared to $6,825 for the same quarter last year.  Adjusted EBITDA was $9,743 and $7,291 for the first quarter of 2018 and 2017, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased sales in all of our served markets as well as the contribution from the acquisition made in January 2018.

Sales to U.S. customers were 53% of total sales for the quarter compared with 54% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to an 18% volume increase and a 7% favorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in bookings in the first quarter of 2018 compared to the first quarter of 2017 is largely due to organic growth across all of the major markets served by the company.  The acquisition of the Maval OE Steering business also contributed to the increased bookings.  The backlog increase as of March 31, 2018 compared to at March 31, 2017 was attributable to the same factors.

GROSS MARGIN:  Gross margin increased 60 basis points to 29.5% for the first quarter of 2018 compared to 28.9% for the same quarter last year.  This is due to the leveraging of fixed manufacturing costs across the increased volume along with favorable product mix dynamics.

SELLING EXPENSES:  Selling expenses were relatively flat when comparing first quarter 2018 to first quarter 2017.  Selling expenses as a percentage of revenues decreased from 4.2% in the first quarter of 2017 to 3.5% in the first quarter of 2018.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 30% in the first quarter 2018 from the first quarter 2017 largely due to increased headcount in support of our growth strategy and incentive compensation expense associated with improved performance.  As a percentage of revenues, general and administrative expenses remained near 9.5% for the period ended March 31, 2018 compared to the same period in 2017.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 18% in the first quarter of 2018 compared to the same quarter last year, however decreased as a percentage of sales.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of customers and target markets.  As a percentage of revenues, engineering and development expenses were 6.5% and 6.8% for the first quarter of 2018 and 2017, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $151 of business development costs during the first quarter 2018 related to the acquisition of the Maval OE Steering business and activity associated with other M&A opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 9% to $884 in the first quarter of 2018 compared to the first quarter of 2017 due to the increase in intangible assets from the acquisition of the Maval OE Steering business.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 26.2% and 31.0% in the first quarter 2018 and 2017, respectively.  The effective tax rate for the first quarters of 2018 and 2017 is net of a discrete tax benefit of (2.3%), related to the recognition of excess tax benefits for share-based payment awards.  The effective rate varies from the statutory rate due to permanent differences in state taxes and the difference in US and foreign tax rates and the mix of foreign and domestic income.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended March 31, 2018 and 2017 is as follows (in thousands):

	March 31,
	2018	2017
Net income as reported	$4,198	$2,657
Interest expense	614	523
Provision for income tax	1,493	1,195
Depreciation and amortization	2,791	2,450
EBITDA	9,096	6,825
Stock compensation expense	496	466
Business development costs	151	—
Adjusted EBITDA	$9,743	$7,291

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $2,587 to a balance of $13,003 at March 31, 2018 from December 31, 2017.

	Quarter ended
	March 31,		2018 vs. 2017
	2018	2017	$
Net cash provided by operating activities	$1,695	$2,332	$(637)
Net cash used in investing activities	(15,534)	(1,288)	(14,246)
Net cash provided by (used in) financing activities	10,999	(2,600)	13,599
Effect of foreign exchange rates on cash	253	121	132
Net decrease in cash and cash equivalents	$(2,587)	$(1,435)	$(1,152)

The decrease in operating cash flows during the first quarter of 2018 compared to 2017 is due to increased working capital needs, related to both the acquisition of the Mavel OE Steering business, and organic growth.

The significant cash used in investing activities in 2018 reflects the acquisition the Mavel OE Steering business during the quarter.  Also during the first quarter of 2018, purchases of property and equipment were $2,222 compared to $1,288 for the first quarter of 2017.  Capital expenditures are expected to increase throughout 2018 to support our new contract wins along with our continued IT infrastructure enhancements.

The change in cash used in financing activities reflects the 2018 use of the revolver to partially finance the acquisition of the Mavel OE Steering business.  Also, during the first quarter of 2018, we made payments of $4,350 for our Revolving Facility, including $1,850 to completely pay off our foreign revolver.  At March 31, 2018, we had $63,462 of obligations under the Revolving Facility.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all of our assets.  We were in compliance with all covenants at March 31, 2018.

As of March 31, 2018, the amount available to borrow under the Credit Agreement was approximately $61,538.

There were no additional borrowings for the China Facility balance for the first quarter of 2018 from December 31, 2017.  The balance at March 31, 2018 was $478 (RMB 13,000), and the available borrowings were approximately $1,114 (RMB 7,000).

The Company declared dividends of $0.025 per share during the quarter ended March 31, 2018.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,200 on our first quarter 2018 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2018 increased sales in comparison to quarter ended March 31, 2017 by approximately $4,000.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a gain of approximately $600 and $700 for the first quarter of 2018 and 2017, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a loss of $138 and $70 for the first quarter of 2018 and 2017, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $6,300 on our foreign net assets as of March 31, 2018.

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

As of March 31, 2018, we had $63,462 outstanding under the Revolving Facility, of which $43,985 is currently being hedged.  Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $18,943 of unhedged floating rate debt outstanding at March 31, 2018 would have an impact of approximately $49 on our interest expense for the first quarter 2018.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

The Company implemented a financial reporting system, Hyperion Financial Management (HFM), as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation occurred in phases throughout 2017 and was substantially completed in the fourth quarter of 2017. The Company utilized and relied on HFM during the first quarter of 2018.

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

During the quarter ended March 31, 2018, with the exception of the addition of the Maval OE Steering business, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of March 31, 2018, we have excluded the operations of the Maval OE Steering business. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect the Maval OE Steering business results of operations from January 19, 2018.

PART II.                                             OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2017, except to the extent factual information disclosed elsewhere in this form 10-Q relates to such risk factors.  For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2017 Annual Report in Form 10-K.

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 2, 2018.  At the annual meeting, the stockholders of the Company (i) elected the seven director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers, (iii) ratified the appointment of EKS&H LLP as the Company’s independent registered public accounting firm for the 2018 fiscal year.

The results of the voting for the seven director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non-votes
Richard D. Federico	6,505,767	111,570	4,803	1,470,907
Gerald J. Laber	6,551,976	65,417	4,747	1,470,907
Richard D. Smith	6,553,451	63,945	4,744	1,470,907
James J. Tanous	6,360,248	257,145	4,747	1,470,907
Timothy T. Tevens	6,550,193	66,688	5,259	1,470,907
Richard S. Warzala	6,520,568	96,825	4,747	1,470,907
Michael R. Winter	6,518,816	98,521	4,803	1,470,907

The results for the advisory vote on executive compensation were as follows:

For	Against	Abstentions	Broker Non-Votes
6,442,533	146,714	32,893	1,470,907

The results of the voting for the ratification of EKS&H as the Company’s independent registered public accounting firm for the 2018 fiscal year were as follows:

For	Against	Abstentions
8,061,975	26,193	4,879

Item 6.         Exhibits

(a)                           Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 2, 2018	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer