Form 10-Q
period 2018-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2018-08-01
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Number of Shares of the only class of Common Stock outstanding:  9,475,078 as of August 1, 2018

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,329	$15,590
Trade receivables, net of allowance for doubtful accounts of $487 and $341 at June 30, 2018 and December 31, 2017, respectively	41,267	31,822
Inventories	41,098	32,568
Prepaid expenses and other assets	3,590	3,460
Total current assets	101,284	83,440
Property, plant and equipment, net	40,115	38,403
Deferred income taxes	53	14
Intangible assets, net	33,828	32,073
Goodwill	35,121	29,531
Other long term assets	4,789	4,461
Total assets	$215,190	$187,922
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	453	461
Accounts payable	22,426	15,351
Accrued liabilities	15,030	14,270
Total current liabilities	37,909	30,082
Long-term debt	64,485	52,694
Deferred income taxes	3,305	3,609
Pension and post-retirement obligations	4,705	4,667
Other long term liabilities	9,261	9,523
Total liabilities	119,665	100,575
Stockholders’ Equity:
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Common stock, no par value, authorized 50,000 shares; 9,475 and 9,427 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32,315	31,051
Retained earnings	69,790	61,882
Accumulated other comprehensive loss	(6,580)	(5,586)
Total stockholders’ equity	95,525	87,347
Total Liabilities and Stockholders’ Equity	$215,190	$187,922

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$79,981	$60,335	$156,557	$121,689
Cost of goods sold	56,464	42,454	110,486	86,107
Gross profit	23,517	17,881	46,071	35,582
Operating costs and expenses:
Selling	2,943	2,710	5,640	5,313
General and administrative	8,336	5,981	15,792	11,730
Engineering and development	4,963	4,404	9,918	8,595
Business development	165	—	316	—
Amortization of intangible assets	878	799	1,762	1,592
Total operating costs and expenses	17,285	13,894	33,428	27,230
Operating income	6,232	3,987	12,643	8,352
Other expense (income):
Interest expense	602	641	1,216	1,164
Other (income) expense, net	(200)	80	(94)	70
Total other expense, net	402	721	1,122	1,234
Income before income taxes	5,830	3,266	11,521	7,118
Provision for income taxes	(1,599)	(1,039)	(3,092)	(2,234)
Net income	$4,231	$2,227	$8,429	$4,884

Basic earnings per share:
Earnings per share	$0.46	$0.24	$0.91	$0.54
Basic weighted average common shares	9,268	9,165	9,241	9,120
Diluted earnings per share:
Earnings per share	$0.45	$0.24	$0.90	$0.53
Diluted weighted average common shares	9,356	9,265	9,321	9,250

Net income	$4,231	$2,227	$8,429	$4,884

Foreign currency translation adjustment	(3,532)	3,105	(1,845)	3,779
Change in accumulated income (loss) on derivatives	247	(137)	851	(223)
Comprehensive income	$946	$5,195	$7,435	$8,440

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$8,429	$4,884
Adjustments to reconcile net income to net cash provided by operating activities (net of working capital acquired in 2018):
Depreciation and amortization	5,622	4,960
Deferred income taxes	(282)	14
Stock compensation expense	1,094	954
Debt issue cost amortization recorded in interest expense	74	99
Other	133	(40)
Changes in operating assets and liabilities:
Trade receivables	(7,639)	(4,442)
Inventories	(6,840)	529
Prepaid expenses and other assets	(504)	93
Accounts payable	5,788	(360)
Accrued liabilities	1,511	692
Net cash provided by operating activities	7,386	7,383

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,555)	(2,677)
Cash paid for acquisition, net of cash acquired	(13,312)	—
Net cash used in investing activities	(18,867)	(2,677)

Cash Flows From Financing Activities:
Borrowings on lines-of-credit, net	14,252	—
Principal payments of long-term debt	(2,500)	(6,000)
Dividends paid to stockholders	(522)	(473)
Stock transactions under employee benefit stock plans	261	355
Net cash provided by (used in) financing activities	11,491	(6,118)
Effect of foreign exchange rate changes on cash	(271)	662
Net decrease in cash and cash equivalents	(261)	(750)
Cash and cash equivalents at beginning of period	15,590	15,483
Cash and cash equivalents at end of period	$15,329	$14,733

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the assets acquired:

January 19,
2018
Intangible assets	$3,700
Goodwill	5,995
Assets acquired (net of liabilities assumed)	3,617
Fair value of net assets acquired	$13,312

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

For a contract satisfied over time, revenue is recognized similarly to contracts satisfied at a point in time.  The Company transfers control and recognizes a sale when the Company ships the product from a manufacturing facility to a customer.  The only difference is that the shipments are not completed within a one-year timeframe.  The revenue recognized for the contracts satisfied over time were immaterial for the quarter and six months ended June 30, 2018.

The Company has determined that the above methods provide a faithful depiction of the transfer of goods to the customer.

Nature of Goods and Services

The Company sells component and integrated motion control solutions to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors.  The Company’s products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, and other motion control-related products. The Company’s target markets include Vehicle, Medical, Aerospace & Defense and Electronics/Industrial.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accretes a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  The Company does not have any contracts that include a significant financing component as of June 30, 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the segment information footnote, the Company’s business consists of one reportable segment. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 16, Segment Information.  The geography table below represents revenue by shipped from location.

	Three months ended	Six months ended
Target Market	June 30, 2018	June 30, 2018
Vehicle	$31,193	$63,354
Industrial/Electronics	28,073	51,965
Medical	9,838	20,482
Aerospace & Defense	8,558	16,369
Other	2,319	4,387
Total	$79,981	$156,557

	Three months ended	Six months ended
Geography	June 30, 2018	June 30, 2018
United States	$46,484	$90,654
Europe	32,947	64,779
Asia	550	1,124
Total	$79,981	$156,557

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows:

	Receivables	Contract Asset	Contract Liability
Balance as of March 31, 2018	$—	$—	$702
Balance as of June 30, 2018	—	—	623
Increase/(decrease)	$—	$—	$(79)

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

4.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	June 30, 2018	December 31, 2017
Parts and raw materials	$29,962	$24,910
Work-in-process	6,916	5,984
Finished goods	8,552	6,075
	45,430	36,969
Less reserves	(4,332)	(4,401)
Inventories	$41,098	$32,568

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$986	$993
Building and improvements	11,003	10,678
Machinery, equipment, tools and dies	53,028	49,083
Furniture, fixtures and other	13,835	12,931
	78,852	73,685
Less accumulated depreciation	(38,737)	(35,282)
Property, plant and equipment, net	$40,115	$38,403

Depreciation expense was approximately $1,953 and $1,711 for the quarters ended June 30, 2018 and 2017, respectively.   For the six months ended June 30, 2018 and 2017, depreciation expense was approximately $3,860 and $3,368, respectively.

6.              GOODWILL

The change in the carrying amount of goodwill for the three months ended June 30, 2018 and year ended December 31, 2017 is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Beginning balance	$29,531	$27,522
Goodwill acquired (Note 2)	5,995	—
Effect of foreign currency translation	(405)	2,009
Ending balance	$35,121	$29,531

7.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2018			December 31, 2017
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$42,200	$(13,982)	$28,218	$38,659	$(12,721)	$25,938
Trade name	10 - 12 years	6,178	(3,042)	3,136	6,213	(2,798)	3,415
Design and technologies	10-12 years	5,024	(2,565)	2,459	5,147	(2,443)	2,704
Patents	17 years	24	(9)	15	24	(8)	16
Total		$53,426	$(19,598)	$33,828	$50,043	$(17,970)	$32,073

Intangible assets resulting from the acquisition of the Maval OE Steering business were approximately $3,700 (Note 2).  The intangible assets acquired consist of customer lists (the valuation and useful life of which have not been finalized).

Amortization expense for intangible assets was $878 and $799 for the quarters ending June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, amortization expense was $1,762 and $1,592, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of June 30, 2018 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2018	$1,747
2019	3,493
2020	3,493
2021	3,234
2022	3,234
2023	3,152
Thereafter	15,475
Total estimated amortization expense	$33,828

8.              STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2018, 56,499 shares of unvested restricted stock were awarded at a weighted average market value of $33.84.  Of the restricted shares granted, 30,603 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2018:

Number of shares
Outstanding at beginning of period	221,968
Awarded	56,499
Vested	(56,681)
Forfeited	(18,417)
Outstanding at end of period	203,369

Stock based compensation expense, net of forfeitures of $598 and $488 was recorded for the quarter ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, stock compensation expense, net of forfeitures, of $1,094 and $954 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Compensation and fringe benefits	$8,168	$7,459
Warranty reserve	822	922
Income taxes payable	1,969	2,397
Other accrued expenses	4,071	3,492
	$15,030	$14,270

10.       DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Current Borrowings
China Credit Facility (4.7% at June 30, 2018)	$453	$461
Current borrowings	$453	$461

Long-term Debt
Revolving Credit Facility, long term (1)	$64,982	$53,266
Unamortized debt issuance costs	(497)	(572)
Long-term debt	$64,485	$52,694

(1)  The effective rate of the Revolver is 3.4% at June 30, 2018.

Credit Agreement

On October 28, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a $125,000 revolving credit facility (the “Revolving Credit Facility”). The Revolving Facility includes a $50,000 accordion amount and has an initial term of five years.

Borrowings under the Revolving Credit Facility are subject to terms defined in the Credit Agreement.  Borrowings bear interest at the LIBOR Rate plus a margin of 1.00% to 2.25% or the Prime Rate plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”). At June 30, 2018, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.5%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.15%) on the unused portion of the Revolving Credit Facility, also based on the Company’s Total Leverage Ratio.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants at June 30, 2018.

Other

The China Facility provides credit of approximately $1,511 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  The average balance for 2018 was $471 (RMB 3,000).  At June 30, 2018, there was approximately $1,058 (RMB 7,000) available under the facility.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended June 30, 2018 and 2017.

During 2018, the Company estimates that an additional $168 will be reclassified as a decrease to interest expense. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

		Asset Derivatives			Liabilty Derivatives
Derivatives designated	Balance	Fair value as of:			Fair value as of:
as hedging instruments	Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate products	Other assets	$1,047	$196	Other liabilities	$—	$—

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (OCI) for the quarters ended June 30, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative		Amount of gain (loss) recognized in OCI on derivative
Derivatives in cash flow	Three months ended June 30,		Six months ended June 30,
hedging relationships	2018	2017	2018	2017
Interest rate products	$247	$(249)	$815	$(383)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
	Three months ended June 30,		Six months ended June 30,
OCI into income	2018	2017	2018	2017
Interest expense	$—	$(48)	$(36)	$(112)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income for the three and six months ended June 30, 2018 and 2017:

Derivatives designated as hedging instruments	Balance Sheet Location	Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Interest rate products	Other assets	$602	$641	$1,216	$1,164

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets.

		Gross amounts	Net amounts of
As of June 30, 2018	Gross amounts of recognized assets	offset in the condensed consolidated balance sheets	assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
				Financial instruments	Cash collateral received	Net amount
Derivatives	$1,047	$—	$1,047	$—	$—	$1,047

		Gross amounts	Net amounts of
As of December 31, 2017	Gross amounts of recognized assets	offset in the condensed consolidated balance sheets	assets presented in the condensed consolidated balance sheets	Gross amounts not offset in the condensed consolidated balance sheets
				Financial instruments	Cash collateral received	Net amount
Derivatives	$196	$—	$196	$—	$—	$196

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

The effective income tax rate as a percentage of income before income taxes was 27.4% and 31.8% in the second quarter 2018 and 2017, respectively. The effective tax rate is net of a discrete tax benefit of (0.5%) and (1.5%) for the second

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

quarters of 2018 and 2017, respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.   For the six months ended June 30, 2018 and 2017, the effective income tax rate as a percentage of income before income taxes was 26.8% and 31.4%, respectively.  For the six-month periods ending June 30, 2018 and 2017, the effective rate is net of a discrete tax benefit of (1.4%) and (1.9%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.

The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The provision of the Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.  At June 30, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however, in certain cases, as described below, aspects of the accounting are complete. Additionally, the Company has made a reasonable estimate of other effects. In other cases, the Company has not been able to make a reasonable estimate and continue to account for those items based on existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. As further discussed below, during the six-month period ended June 30, 2018, the Company did not recognize any adjustments to the provisional amounts recorded at December 31, 2017. In all cases, the Company will continue to make and refine our calculations as additional analysis is completed. Estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount of $(7) was recorded as of December 31, 2017 related to the remeasurement of certain deferred tax balances. Upon further analyses of certain aspects of the Act and refinement of the calculations during the six months ended June 30, 2018, we have not adjusted the provisional amount. The Company considers the enactment-date remeasurement of all other deferred tax assets and liabilities to be complete.

The one-time transition tax is based on total post-1986 earnings and profits (E&P) which had been previously deferred from US income taxes under previous US law. The Company recorded a provisional amount for the one-time transition tax liability for foreign subsidiaries, resulting in a transition tax liability of $3,140 being recorded at December 31, 2017. Upon further analyses of certain aspects of the Act and refinement of calculations for foreign subsidiaries during the three and six months ended June 30, 2018, we have not changed the provisional amount. The Company will continue to refine the E&P analysis and our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations outside the United States.

The Act subjects a US shareholder to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined our accounting policy. At June 30, 2018, the Company has included GILTI related to current-year operations only in our annual effective tax rate and has not provided additional GILTI on deferred items.

Refer to Note 17 — Recent Accounting Pronouncements for discussion of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarter ended June 30, 2018 and 2017 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2018	$(945)	$800	$(3,150)	$(3,295)
Unrealized gain on cash flow hedges	—	247	—	247
Amounts reclassified from AOCI	—	—	—	—
Foreign currency translation loss	—	—	(3,532)	(3,532)
At June 30, 2018	$(945)	$1,047	$(6,682)	$(6,580)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2017	$(822)	$(116)	$(10,477)	(11,415)
Unrealized loss on cash flow hedges	—	(249)	—	(249)
Amounts reclassified from AOCI	—	112	—	112
Foreign currency translation gain	—	—	3,105	3,105
At June 30, 2017	$(822)	$(253)	$(7,372)	$(8,447)

Accumulated Other Comprehensive Income for the six months ended June 30, 2018 and 2017 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2017	$(945)	$196	$(4,837)	$(5,586)
Unrealized gain on cash flow hedges	—	815	—	815
Amounts reclassified from AOCI	—	36	—	36
Foreign currency translation loss	—	—	(1,845)	(1,845)
At June 30, 2018	$(945)	$1,047	$(6,682)	$(6,580)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2016	$(822)	$(30)	$(11,151)	$(12,003)
Unrealized loss on cash flow hedges	—	(383)	—	(383)
Amounts reclassified from AOCI	—	160	—	160
Foreign currency translation gain	—	—	3,779	3,779
At June 30, 2017	$(822)	$(253)	$(7,372)	$(8,447)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

14.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first quarter of 2018 and $0.030 per share in the second quarter of 2018.  Dividends declared for the first and second quarters of 2017 were at $0.025 per share.  Total dividends declared in the first six months of 2018 and 2017 were $520 and $473, respectively.

15.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	9,268	9,165	9,241	9,120
Dilutive effect of equity awards	88	100	80	130
Diluted weighted average shares outstanding	9,356	9,265	9,321	9,250

For the three and six months ended June 30, 2018 there were 87,203 and 80,671 common shares, respectively, subject to equity-based awards excluded from the calculation of diluted earnings per share as they would be anti-dilutive.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues derived from foreign subsidiaries	$33,497	$24,810	$65,903	$50,095

Identifiable foreign assets were $87,451 and $84,652 as of June 30, 2018 and December 31, 2017, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Sales to customers outside of the United States by all subsidiaries were $38,395 and $27,550 during the quarters ended June 30, 2018 and 2017, respectively; and $74,74,698 and $55,721 for the six months ended June 30, 2018 and 2017, respectively.

For second quarter 2018 and 2017, one customer accounted for 20% and 18% of revenues, respectively; and for the year to date 2018 and 2017 for 20% and 19% of revenues, respectively. As of June 30, 2018, and December 31, 2017 this customer represented 21% and 15% of trade receivables, respectively.

17.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The Company adopted ASU 2014-09 and its amendments on a modified retrospective basis effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on its consolidated financial statements. A significant majority of the Company’s revenue is recorded when it invoices customers and is largely aligned with the meeting of identified performance obligations under ASU 2014-09.  There is no material change in the Company’s revenue recognition after the implementation of the standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU 2017-12 in the first quarter of 2018.  The implementation did not impact its consolidated financial statements other than requiring enhanced disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Recently issued accounting pronouncements

In February 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718).”  The objective of ASU 2018-7 is to expand the scope of the employee share-based payments guidance, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (the “Act”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Management has not yet completed its assessment of the impact of the ASU on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating its leasing arrangements and determining what requirements will be necessary to implement the new standard. Based on the results of the assessment, the Company will refine its internal policy to include criteria for evaluating the impact of the new standard and also implement appropriate refinements to business processes, systems and controls to support the requirements of this new standard in the second half of 2018. The Company continues to evaluate the impact this guidance will have on its consolidated financial statements.

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

New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company’s expectations, beliefs and projections are believed to have a reasonable basis; however, the Company makes no assurance that expectations, beliefs or projections will be achieved.

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

Financial overview

Significantly higher revenues, reflecting growth across all the Company’s served markets led to leveraging of costs and expansion of margins.  Excluding the favorable effects of foreign currency exchange (FX), second quarter revenue was $77,724, up 29%.  For the six months ended June 30, 2018, excluding the favorable effects of FX, revenue was $150,267, up 24%.

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

Operating Results

Quarter ended June 30, 2018 compared to quarter ended June 30, 2017

	For the quarter ended		2018 vs. 2017
	June 30,		Variance
(in thousands)	2018	2017	$	%
Revenues	$79,981	$60,335	$19,646	33%
Cost of goods sold	56,464	42,454	14,010	33%
Gross profit	23,517	17,881	5,636	32%
Gross margin percentage	29.4%	29.6%
Operating costs and expenses:
Selling	2,943	2,710	233	9%
General and administrative	8,336	5,981	2,355	39%
Engineering and development	4,963	4,404	559	13%
Business development	165	—	165	100%
Amortization of intangible assets	878	799	79	10%
Total operating costs and expenses	17,285	13,894	3,391	24%
Operating income	6,232	3,987	2,245	56%
Interest expense	602	641	(39)	(6)%
Other (income) expense	(200)	80	(280)	(350)%
Total other expense	402	721	(319)	(44)%
Income before income taxes	5,830	3,266	2,564	79%
Provision for income taxes	(1,599)	(1,039)	(560)	54%
Net Income	$4,231	$2,227	$2,004	90%

Effective tax rate	27.4%	31.8%	(4)%	(14)%
Diluted earnings per share	$0.45	$0.24	$0.21	88%
Bookings	$86,238	$65,754	$20,484	31%
Backlog	$111,170	$85,250	$25,920	30%

NET INCOME:  Net income increased during the second quarter due to a significant increase in revenues and the leveraging of fixed cost compared to the second quarter of 2017. The increase in revenue was partially offset by higher operating expenses, mainly additional incentive compensation expense and investments in E&D and the One Allied organizational buildout in support of our aggressive growth strategy.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $9,263 for the second quarter of 2018 compared to $6,417 for the same quarter last year.  Adjusted EBITDA was $10,026 and $6,905 for the second quarter of 2018 and 2017, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased sales in all our served markets as well as the contribution from the acquisition made in January 2018.

Sales to U.S. customers were 52% of total sales for the quarter compared with 54% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to a 29% volume increase and a 4% favorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in bookings in the second quarter of 2018 compared to the second quarter of 2017 is largely due to organic growth across all of the major markets served by the company. The acquisition of the Maval OE Steering business during the first quarter 2018 continues to contribute to the increased bookings. The increase of backlog as of June 30, 2018, compared to at June 30, 2017 was attributable to the same factors.

GROSS MARGIN:  Gross margin decreased 20 basis points to 29.4% for the second quarter of 2018 compared to 29.6% for the same quarter last year.  This is due to the dilutive impact of the acquisition of the Maval OE Steering business offset by the increased leveraging of fixed manufacturing costs across higher volume.

SELLING EXPENSES:  Selling expenses increased in the second quarter of 2018 compared to the same period of 2017 primarily due to increased investment and growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were 3.7% in the second quarter of 2018 compared to 4.5% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 39% in the second quarter 2018 from the second quarter 2017 largely due to higher stock compensation expense and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses remained constant near 10% for the period ended June 30, 2018 compared to the same period in 2017.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 13% in the second quarter of 2018 compared to the same quarter last year, however decreased as a percentage of sales.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of customers and target markets. As a percentage of revenues, engineering and development expenses were 6% and 7% for the second quarter of 2018 and 2017, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $165 of business development costs related to the acquisition of Maval OE Steering business and activity associated with other M&A opportunities. The Company did not incur any business development costs for the second quarter of 2017.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 10% to $878 in the second quarter of 2018 compared to the second quarter of 2017 due to the increase in intangible assets from the acquisition of the Maval OE Steering business.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 27.4% and 31.8% in the second quarter 2018 and 2017, respectively.  The effective tax rate for the second quarters of 2018 and 2017 is net of a discrete tax benefit of (0.5%) and (1.5%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	For the six months ended		2018 vs. 2017
	June 30,		Variance
(in thousands)	2018	2017	$	%
Revenues	$156,557	$121,689	$34,868	29%
Cost of goods sold	110,486	86,107	24,379	28%
Gross profit	46,071	35,582	10,489	29%
Gross margin percentage	29.4%	29.2%
Operating costs and expenses:
Selling	5,640	5,313	327	6%
General and administrative	15,792	11,730	4,062	35%
Engineering and development	9,918	8,595	1,323	15%
Business development	316	—	316	100%
Amortization of intangible assets	1,762	1,592	170	11%
Total operating costs and expenses	33,428	27,230	6,198	23%
Operating income	12,643	8,352	4,291	51%
Interest expense	1,216	1,164	52	4%
Other (income) expense	(94)	70	(164)	(234)%
Total other expense	1,122	1,234	(112)	(9)%
Income before income taxes	11,521	7,118	4,403	62%
Provision for income taxes	(3,092)	(2,234)	(858)	38%
Net Income	$8,429	$4,884	$3,545	73%

Effective tax rate	26.8%	31.4%	(5)%	(14)%
Diluted earnings per share	$0.90	$0.53	$0.37	70%
Bookings	$166,937	$126,213	$40,724	32%
Backlog	$111,170	$85,250	$25,920	30%

NET INCOME:  Net income increased during 2018 reflecting a significant increase in revenues and the leveraging of fixed cost compared to the first two quarters of 2018.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $18,359 for 2018 compared to $13,242 last year.  Adjusted EBITDA was $19,769 and $14,196 for 2018 and 2017, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2018, the increase in revenues reflects increased sales in all our served markets.

Sales to U.S. customers were 52% of total sales for 2017 compared with 54% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume increased by 24% for the six months ended June 30, 2018, and there was a 5% favorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in orders in 2018 compared to 2017 is largely due to organic growth across all the major markets served by the company, along with the acquisition of the Maval OE Steering business. The increase in backlog in 2018 compared to 2017 was attributable to the same factors.

GROSS MARGIN:  Gross margin increased 20 basis points to 29.4% in 2018 compared to 29.2% in 2017. This is due to the leveraging of fixed manufacturing costs across the increased volume along with favorable product mix dynamics.

SELLING EXPENSES:  Selling expenses increased in 2018 compared to 2017 primarily due to increased investment in and focused growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were consistent near 4% for 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 35% in 2018 compared to 2017 largely due to increased headcount in support of our growth strategy and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses were 10% for 2018 and 2017.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 15% in 2018 compared to 2017.   The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, particularly at our European locations as well as supporting growing customer application development needs.  As a percentage of revenues, engineering and development expenses were 6% for 2018, down from 7% for 2017.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $316 of business development costs related to the acquisition of Maval OE Steering business and activity associated with other M&A opportunities for 2018.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 11% in 2018 compared to 2017 due to the increase in intangible assets from the acquisition of the Maval OE Steering business.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 26.8% and 31.4% for the six months ended June 30, 2018 and 2017, respectively.  The effective tax rate is net of a discrete tax benefit of (1.4%) and (1.9%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended June 30, 2018 and 2017 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income as reported	$4,231	$2,227	$8,429	$4,884
Interest expense	602	641	1,216	1,164
Provision for income tax	1,599	1,039	3,092	2,234
Depreciation and amortization	2,831	2,510	5,622	4,960
EBITDA	9,263	6,417	18,359	13,242
Stock compensation expense	598	488	1,094	954
Business development costs	165	—	316	—
Adjusted EBITDA	$10,026	$6,905	$19,769	$14,196

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $261 to a balance of $15,329 at June 30, 2018 from December 31, 2017.

	Six months ended
	June 30,		2018 vs. 2017
	2018	2017	$
Net cash provided by operating activities	$7,386	$7,383	$3
Net cash used in investing activities	(18,867)	(2,677)	(16,190)
Net cash provided by (used in) financing activities	11,491	(6,118)	17,609
Effect of foreign exchange rates on cash	(271)	662	(933)
Net decrease in cash and cash equivalents	$(261)	$(750)	$489

Operating cash flow is flat for the six months ended June 30, 2018 compared to 2017.  The increase in net income in 2018 is offset by increases in working capital needs due to the Maval OE Steering business acquisition and Company growth.

The significant cash used in investing activities in 2018 reflects the acquisition the Maval OE Steering business during the quarter.  Also during the six months ended June 30, 2018, purchases of property and equipment were $5,555 compared to $2,677 for the six months ended June 30, 2017.  Capital expenditures are expected to increase throughout 2018 to support our new contract wins along with our continued IT infrastructure enhancements. The Company expects to invest between $13 million and $16 million in capital expenditures during 2018.

The change in cash used in financing activities reflects the 2018 use of the revolver to partially finance the acquisition of the Maval OE Steering business.  During the second quarter 2018, we utilized our foreign revolver to make a $1,500 capital investment into our Changzhou operation to fund expansion and future capital spending in support of recently announced contract wins.  During the six months ended June 30, 2018, we made payments of $2,500 for our Revolving Facility obligation compared to $6,000 for the same period in 2017.  At June 30, 2018, we had $64,982 of obligations under the Revolving Facility.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets.  We were in compliance with all covenants at June 30, 2018.

As of June 30, 2018, the amount available to borrow under the Credit Agreement was approximately $60,018.

There were no additional borrowings for the China Facility balance for during the six months ended June 30, 2018 from December 31, 2017.  The balance at June 30, 2018 was $453 (RMB 3,000), and the available borrowings were approximately $1,058 (RMB 7,000).

The Company declared dividends of $0.025 per share during the first quarter 2018 and $0.030 per share during the second quarter 2018.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,350 on our second quarter 2018 sales and $6,590 on our sales for the six months ended June 30, 2018.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended June 30, 2018 increased sales in comparison to quarter ended June 30, 2017 by approximately $2,300.  For the six months ended June 30, 2018 we estimate that foreign currency exchange rate fluctuations increased sales by $6,300 compared to the six months ended June 30, 2017.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $3,500 and a gain of approximately $3,100 for the second quarter of 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, the translation adjustment was a loss of approximately $1,800 and a gain of approximately $3,800, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a gain of $294 and a loss of $87 for the second quarter of 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, net foreign currency transaction gains and losses included in other income, net were a gain of $156 and a loss of $153, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $7,470 on our foreign net assets as of June 30, 2018.

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

As of June 30, 2018, we had $64,982 outstanding under the Revolving Facility, of which $43,337 is currently being hedged.  Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $21,645 of unhedged floating rate debt outstanding at June 30, 2018 would have an impact of approximately $54 on our interest expense for the second quarter 2018 and $108 on our interest expense for the six months ended June 30, 2018.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of June 30, 2018, we have excluded the operations of the Maval OE Steering business. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect the Maval OE Steering business results of operations from January 19, 2018

PART II.            OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2017, except to the extent factual information disclosed elsewhere in this form 10-Q relates to such risk factors.  For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2017 Annual Report in Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/18 to 04/30/18	15,563	(1)	$37.82	—	—
05/01/18 to 05/31/18	—		—	—	—
06/01/18 to 06/30/18	—		—	—	—
Total	15,563		$37.82	—	—

(1)          As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At June 30, 2018, the Company did not have an authorized stock repurchase plan in place.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 1, 2018	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer