Form 10-Q
period 2018-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2018-10-31
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Shares of the only class of Common Stock outstanding:  9,476,382 as of October 31, 2018

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,357	$15,590
Trade receivables, net of allowance for doubtful accounts of $506 and $341 at September 30, 2018 and December 31, 2017, respectively	45,230	31,822
Inventories	44,887	32,568
Prepaid expenses and other assets	3,490	3,460
Total current assets	104,964	83,440
Property, plant and equipment, net	43,026	38,403
Deferred income taxes	129	14
Intangible assets, net	33,075	32,073
Goodwill	34,938	29,531
Other long-term assets	5,981	4,461
Total Assets	$222,113	$187,922
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	$437	$461
Accounts payable	24,587	15,351
Accrued liabilities	18,051	14,270
Total current liabilities	43,075	30,082
Long-term debt	62,021	52,694
Deferred income taxes	3,164	3,609
Pension and post-retirement obligations	4,238	4,667
Other long-term liabilities	9,132	9,523
Total liabilities	121,630	100,575
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,476 and 9,427 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32,867	31,051
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	74,366	61,882
Accumulated other comprehensive loss	(6,750)	(5,586)
Total stockholders’ equity	100,483	87,347
Total Liabilities and Stockholders’ Equity	$222,113	$187,922

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$80,092	$64,968	$236,649	$186,657
Cost of goods sold	56,330	45,422	166,816	131,529
Gross profit	23,762	19,546	69,833	55,128
Operating costs and expenses:
Selling	2,762	2,822	8,402	8,135
General and administrative	8,210	6,255	24,318	17,985
Engineering and development	4,692	4,389	14,610	12,984
Amortization of intangible assets	872	813	2,634	2,405
Total operating costs and expenses	16,536	14,279	49,964	41,509
Operating income	7,226	5,267	19,869	13,619
Other expense (income):
Interest expense	623	633	1,839	1,797
Other (income) expense, net	(24)	65	(118)	135
Total other expense, net	599	698	1,721	1,932
Income before income taxes	6,627	4,569	18,148	11,687
Provision for income taxes	(1,767)	(1,512)	(4,859)	(3,746)
Net income	$4,860	$3,057	$13,289	$7,941

Basic earnings per share:
Earnings per share	$0.52	$0.33	$1.44	$0.87
Basic weighted average common shares	9,273	9,173	9,251	9,137
Diluted earnings per share:
Earnings per share	$0.52	$0.33	$1.42	$0.86
Diluted weighted average common shares	9,371	9,294	9,337	9,265

Net income	$4,860	$3,057	$13,289	$7,941

Foreign currency translation adjustment	(307)	1,829	(2,152)	5,608
Income (loss) on derivatives	137	45	988	(178)
Comprehensive income	$4,690	$4,931	$12,125	$13,371

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$13,289	$7,941
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,454	7,590
Deferred income taxes	(484)	(99)
Stock compensation expense	1,787	1,473
Debt issue cost amortization recorded in interest expense	113	113
Other	521	(26)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(11,727)	(6,887)
Inventories	(11,067)	(379)
Prepaid expenses and other assets	(1,610)	17
Accounts payable	8,093	3,106
Accrued liabilities	3,917	2,464
Net cash provided by operating activities	11,286	15,313

Cash Flows From Investing Activities:
Purchase of property and equipment	(10,581)	(4,220)
Cash paid for acquisition	(13,312)	—
Net cash used in investing activities	(23,893)	(4,220)

Cash Flows From Financing Activities:
Borrowings on long term debt	17,658	(441)
Principal payments of long-term debt	(8,350)	(9,114)
Dividends paid to stockholders	(800)	(709)
Stock transactions under employee benefit stock plans	262	355
Net cash provided by (used in) financing activities	8,770	(9,909)
Effect of foreign exchange rate changes on cash	(396)	933
Net (decrease) increase in cash and cash equivalents	(4,233)	2,117
Cash and cash equivalents at beginning of period	15,590	15,483
Cash and cash equivalents at end of period	$11,357	$17,600

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.              BASIS OF PREPARATION AND PRESENTATION

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is engaged in the business of designing, manufacturing and selling motion control solutions, which include integrated system solutions as well as individual motion control products, to a broad spectrum of customers throughout the world primarily for the commercial motor, industrial motion, automotive control, medical, and aerospace and defense markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates.  Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in accumulated other comprehensive income (loss), a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.  Revenue and expense transactions use an average rate prevailing during the month of the related transaction.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each Technology Unit (“TU”) are included in the results of operations as incurred.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of management, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures herein are adequate to make the information presented not misleading.  The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the assets acquired (in thousands):

January 19, 2018
Intangible assets	$3,870
Goodwill	5,921
Assets acquired (net of liabilities assumed)	3,521
Fair value of net assets acquired	$13,312

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

3.              REVENUE RECOGNITION

Performance Obligations

Performance Obligations Satisfied at a Point in Time

The Company’s standard delivery method is “free on board” shipping point. Consequently, the Company considers control of most products to transfer at a single point in time when control is transferred to the customer, generally when the products are shipped in accordance with an agreement and/or purchase order. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product.

The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for generally monetary consideration from the customer.  The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgment as the contract with the customer. For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer.

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

For a contract satisfied over time (greater than one year), revenue is recognized similarly to contracts satisfied at a point in time.  The Company transfers control and recognizes a sale when the Company ships the product from a manufacturing facility to a customer.  The only difference is that the shipments are not completed within a one-year timeframe.  The revenue recognized for the contracts satisfied over time were immaterial for the quarter and nine months ended September 30, 2018.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  Management does not have any contracts that include a significant financing component as of September 30, 2018.

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

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Target Market
Vehicle	$31,717	$95,071
Industrial/Electronics	24,668	76,633
Medical	10,732	31,214
Aerospace & Defense	10,332	26,701
Other	2,643	7,030
Total	$80,092	$236,649

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Geography
United States	$49,375	$140,031
Europe	29,975	94,754
Asia	742	1,864
Total	$80,092	$236,649

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows (in thousands):

	Three months ended September 31, 2018			Nine months ended September 31, 2018
	Receivables	Contract Asset	Contract Liability	Receivables	Contract Asset	Contract Liability
Opening balance	$—	$—	$623	$—	$—	$719
Closing balance	—	—	579	—	—	579
Decrease	$—	$—	$(44)	$—	$—	$(140)

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

Remaining performance obligations - the Company elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year.

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

4.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	September 30, 2018	December 31, 2017
Parts and raw materials	$28,195	$20,509
Work-in-process	7,263	5,984
Finished goods	9,429	6,075
	44,887	32,568

5.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$985	$993
Building and improvements	11,083	10,678
Machinery, equipment, tools and dies	57,213	49,083
Furniture, fixtures and other	14,162	12,931
	83,443	73,685
Less accumulated depreciation	(40,417)	(35,282)
Property, plant and equipment, net	$43,026	$38,403

Depreciation expense was approximately $1,960 and $1,817 for the quarters ended September 30, 2018 and 2017, respectively.   For the nine months ended September 30, 2018 and 2017, depreciation expense was approximately $5,820 and $5,185, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.              GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2018 and year ended December 31, 2017 is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Beginning balance	$29,531	$27,522
Goodwill acquired (Note 2)	5,921	—
Effect of foreign currency translation	(514)	2,009
Ending balance	$34,938	$29,531

7.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2018			December 31, 2017
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$42,326	$(14,623)	$27,703	$38,659	$(12,721)	$25,938
Trade name	10 - 12 years	6,168	(3,165)	3,003	6,213	(2,798)	3,415
Design and technologies	10-12 years	4,991	(2,637)	2,354	5,147	(2,443)	2,704
Patents	17 years	24	(9)	15	24	(8)	16
Total		$53,509	$(20,434)	$33,075	$50,043	$(17,970)	$32,073

Intangible assets resulting from the acquisition of the Maval OE Steering business were approximately $3,870 (Note 2).  The intangible assets acquired consist of customer lists (the valuation and useful life of which have not been finalized).

Amortization expense for intangible assets was $872 and $813 for the quarters ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, amortization expense was $2,634 and $2,405, respectively.

Estimated future intangible asset amortization expense as of September 30, 2018 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2018	$883
2019	3,499
2020	3,499
2021	3,241
2022	3,241
2023	3,159
Thereafter	15,553
Total estimated amortization expense	$33,075

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

Restricted Stock

For the nine months ended September 30, 2018, 58,220 shares of unvested restricted stock were awarded at a weighted average market value of $34.25.  Of the restricted shares granted, 30,603 shares have performance-based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2018:

Number of shares
Outstanding at beginning of period	221,968
Awarded	58,220
Vested	(60,145)
Forfeited	(18,867)
Outstanding at end of period	201,176

Stock based compensation expense, net of forfeitures, of $694 and $519 was recorded for the quarters ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, stock compensation expense, net of forfeitures, of $1,787 and $1,473 was recorded, respectively.

9.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Compensation and fringe benefits	$9,715	$7,459
Warranty reserve	951	922
Income taxes payable	2,329	2,397
Other accrued expenses	5,056	3,492
	$18,051	$14,270

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.       DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Current Borrowings
China Credit Facility (4.9% at September 30, 2018)	$437	$461
Current borrowings	$437	$461

Long-term Debt
Revolving Credit Facility, long-term (1)	$62,480	$53,266
Unamortized debt issuance costs	(459)	(572)
Long-term debt	$62,021	$52,694

(1)  The effective rate of the Revolver is 3.4% at September 30, 2018.

Credit Agreement

On October 28, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a $125,000 revolving credit facility (the “Revolving Credit Facility”), with an initial term of five years.

Borrowings under the Revolving Credit Facility are subject to terms defined in the Credit Agreement.  Borrowings bear interest at the LIBOR Rate plus a margin of 1.00% to 2.25% or the Prime Rate plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA (the “Total Leverage Ratio”). At September 30, 2018, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.5%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.15%) on the unused portion of the Revolving Credit Facility, also based on the Company’s Total Leverage Ratio.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter.  The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants at September 30, 2018.

Other

The China Facility provides credit of approximately $1,456 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  The average balance for 2018 was $460 (RMB 3,000).  At September 30, 2018, there was approximately $1,019 (RMB 7,000) available under the facility.

11.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two identical interest rate swaps with a combined notional of $25,000 that amortized quarterly to a notional of $6,673 at the September 2018 maturity.  Neither of these interest rate swaps is currently active as the Company terminated one interest rate swap during October 2016 as part of its debt refinancing, and the second matured September 2018.  In February 2017, the Company entered into three interest rate swaps with a combined notional of $40,000 that matures in February 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended September 30, 2018 and 2017.

The Company estimates that an additional $252 will be reclassified as a decrease to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

		Asset Derivatives			Liability Derivatives
Derivatives designated	Balance	Fair value as of:			Fair value as of:
as hedging instruments	Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate products	Other long-term assets	$1,184	$196	Other long-term liabilities	$—	$—

The tables below presents the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the quarter and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative		Amount of gain (loss) recognized in OCI on derivative
Derivatives in cash flow	Three months ended September 30,		Nine months ended September 30,
hedging relationships	2018	2017	2018	2017
Interest rate products	$121	$(34)	$936	$(417)

Location of (gain) loss reclassified from	Amount of (gain) loss reclassified from accumulated OCI into income		Amount of (gain) loss reclassified from accumulated OCI into income
accumulated OCI into	Three months ended September 30,		Nine months ended September 30,
income	2018	2017	2018	2017
Interest expense	$16	$79	$52	$239

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017:

Derivatives designated	Balance	Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
as hedging	Sheet	Three months ended September 30,		Nine months ended September 30,
instruments	Location	2018	2017	2018	2017
Interest rate products	Other assets	$623	$633	$1,839	$1,797

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets.

As of	Gross amounts of	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
September 30, 2018	recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$1,184	$—	$1,184	$—	$—	$1,184

As of	Gross amounts of	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
December 31, 2017	recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$196	$—	$196	$—	$—	$196

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3
Assets
Pension plan assets	$5,795	$—	$—
Other long-term assets	4,281	—	—
Interest rate swaps	—	1,184	—

	December 31, 2017
	Level 1	Level 2	Level 3
Assets
Pension plan assets	$5,362	$—	$—
Other long-term assets	3,929	—	—
Interest rate swaps	—	196	—

13.       INCOME TAXES

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

The effective income tax rate as a percentage of income before income taxes was 26.7% and 33.1% in the third quarters 2018 and 2017, respectively. The effective tax rate is net of a discrete tax benefit of (0.6%) and (0.2%) for the third quarters of 2018 and 2017, respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.   For the nine months ended September 30, 2018 and 2017, the effective income tax rate as a percentage of income before income taxes was 26.8% and 32.1%, respectively.  For the nine month periods ended September 30, 2018 and 2017, the effective rate is net of a discrete tax benefit of (1.1%), related primarily to the recognition of excess tax benefits for share-based payment awards.

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

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.  At September 30, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however, in certain cases, as described below, aspects of the accounting are complete. Additionally, the Company has made a reasonable estimate of other effects. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under Accounting Standards

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Codification (“ASC”) 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. As further discussed below, during the nine-month period ended September 30, 2018, the Company did not recognize any adjustments to the provisional amounts recorded at December 31, 2017. In all cases, the Company will continue to make and refine our calculations as additional analysis is completed. Estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount of $(7) was recorded as of December 31, 2017 related to the remeasurement of certain deferred tax balances. Upon further analyses of certain aspects of the Act and refinement of the calculations during the nine months ended September 30, 2018, we have not adjusted the provisional amount. Aside from adjustments that may occur with the filing of the 2017 income tax return in the fourth quarter 2018, the Company considers the enactment-date remeasurement of all other deferred tax assets and liabilities to be complete.

The one-time transition tax is based on total post-1986 earnings and profits (“E&P”) which had been previously deferred from US income taxes under previous US law. The Company recorded a provisional amount for the one-time transition tax liability for foreign subsidiaries, resulting in a transition tax liability of $3,140 being recorded at December 31, 2017. Upon further analyses of certain aspects of the Act and refinement of calculations for foreign subsidiaries during the three and nine months ended September 30, 2018, we have not changed the provisional amount. The Company will continue to refine the E&P analysis and our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations outside the United States.

The Act subjects a US shareholder to tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined our accounting policy. At September 30, 2018, the Company has included GILTI related to current-year operations only in our annual effective tax rate and has not provided additional GILTI on deferred items.

Refer to Note 17 — Recent Accounting Pronouncements for discussion of Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

14.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended September 30, 2018 and 2017 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2018	$(945)	$1,047	$(6,682)	$(6,580)
Unrealized gain on cash flow hedges	—	121	—	121
Amounts reclassified from AOCI	—	16	—	16
Foreign currency translation loss	—	—	(307)	(307)
At September 30, 2018	$(945)	$1,184	$(6,989)	$(6,750)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2017	$(822)	$(253)	$(7,372)	$(8,447)
Unrealized loss on cash flow hedges	—	(34)	—	(34)
Amounts reclassified from AOCI	—	79	—	79
Foreign currency translation gain	—	—	1,829	1,829
At September 30, 2017	$(822)	$(208)	$(5,543)	$(6,573)

Accumulated Other Comprehensive Income for the nine months ended September 30, 2018 and 2017 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2017	$(945)	$196	$(4,837)	$(5,586)
Unrealized gain on cash flow hedges	—	936	—	936
Amounts reclassified from AOCI	—	52	—	52
Foreign currency translation loss	—	—	(2,152)	(2,152)
At September 30, 2018	$(945)	$1,184	$(6,989)	$(6,750)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2016	$(822)	$(30)	$(11,151)	$(12,003)
Unrealized loss on cash flow hedges	—	(417)	—	(417)
Amounts reclassified from AOCI	—	239	—	239
Foreign currency translation gain	—	—	5,608	5,608
At September 30, 2017	$(822)	$(208)	$(5,543)	$(6,573)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

15.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first quarter of 2018 and $0.030 per share in the second and third quarters of 2018.  Dividends declared for the first three quarters of 2017 were at $0.025 per share.  Total dividends declared in the first nine months of 2018 and 2017 were $805 and $709, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	9,273	9,173	9,251	9,137
Dilutive effect of equity awards	98	121	86	128
Diluted weighted average shares outstanding	9,371	9,294	9,337	9,265

For the three and nine months ended September 30, 2018 and 2017, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

17.       SEGMENT INFORMATION

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

The Company’s wholly-owned foreign subsidiaries, located in The Netherlands, Sweden, Germany, Portugal, China and Mexico are included in the accompanying condensed consolidated financial statements.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues derived from foreign subsidiaries	$30,717	$27,265	$96,618	$77,360

Identifiable foreign assets were $91,587 and $84,652 as of September 30, 2018 and December 31, 2017, respectively. Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $36,216 and $30,409 during the quarters ended September 30, 2018 and 2017, respectively; and $111,073 and $86,130 for the nine months ended September 30, 2018 and 2017, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

For third quarters 2018 and 2017, one customer accounted for 20% and 18% of revenues, respectively; and for the year to date 2018 and 2017 for 20% and 19% of revenues, respectively. As of September 30, 2018, and December 31, 2017 this customer represented 22% and 15% of trade receivables, respectively.

18.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We adopted ASU 2014-09 and its amendments on a modified retrospective basis effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on our condensed consolidated financial statements. A significant majority of our revenue is recorded when we invoice customers and is largely aligned with the meeting of identified performance obligations under ASU 2014-09.  There is no material change in our revenue recognition after the implementation of the standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU 2017-12 in the first quarter of 2018.  The implementation did not impact our condensed consolidated financial statements other than requiring enhanced disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments affect all companies that must determine whether they have acquired or sold a business. The amendments are intended to help companies and evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The new standard was effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Recently issued accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (the “Act”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Management has not yet completed its assessment of the impact of the ASU on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is continuing to evaluate the effect this guidance will have on its consolidated financial statements, including potential impacts on the amount and timing of adjustments to be recognized and additional information that may be necessary for the required expanded disclosures.  The Company has substantially completed its inventory of leases and is in the process of evaluating the quantitative and qualitative impacts that the new standard will have on its reported results.  At this time, the Company is unable to quantify the impact this new guidance will have on its consolidated financial statements. The Company expects to adopt this ASU, as amended, in the first quarter of fiscal year 2019.

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

Financial overview

Significantly higher revenues, reflecting growth across all the Company’s served markets led to leveraging of costs and expansion of margins.  Excluding the unfavorable effects of foreign currency exchange (“FX”) of $(744), third quarter revenue was $80,836, up 24%.  For the nine months ended September 30, 2018, excluding the favorable effects of FX of $5,545, revenue was $231,104, also up 24%.

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

Operating Results

Quarter ended September 30, 2018 compared to quarter ended September 30, 2017

	For the quarter ended		2018 vs. 2017
	September 30,		Variance
(in thousands)	2018	2017	$	%
Revenues	$80,092	$64,968	$15,124	23%
Cost of goods sold	56,330	45,422	10,908	24%
Gross profit	23,762	19,546	4,216	22%
Gross margin percentage	29.7%	30.1%
Operating costs and expenses:
Selling	2,762	2,822	(60)	(2)%
General and administrative	8,177	6,255	1,922	31%
Engineering and development	4,692	4,389	303	7%
Business development	33	—	33	100%
Amortization of intangible assets	872	813	59	7%
Total operating costs and expenses	16,536	14,279	2,257	16%
Operating income	7,226	5,267	1,959	37%
Interest expense	623	633	(10)	(2)%
Other (income) expense	(24)	65	(89)	(137)%
Total other expense	599	698	(99)	(14)%
Income before income taxes	6,627	4,569	2,058	45%
Provision for income taxes	(1,767)	(1,512)	(255)	17%
Net Income	$4,860	$3,057	$1,803	59%

Effective tax rate	26.7%	33.1%	(6)%	(19)%
Diluted earnings per share	$0.52	$0.33	$0.19	58%
Bookings	$85,081	$72,964	$12,117	17%
Backlog	$115,713	$93,547	$22,166	24%

NET INCOME:  Net income increased during the third quarter due to a significant increase in revenues and the leveraging of fixed cost compared to the third quarter of 2017. The increase in revenue was partially offset by higher operating expenses, mainly additional incentive compensation expense and investments in engineering and development (“E&D”) and the One Allied organizational buildout in support of our aggressive growth strategy.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $10,082 for the third quarter of 2018 compared to $7,832 for the same quarter last year.  Adjusted EBITDA was $10,809 and $8,351 for the third quarters of 2018 and 2017, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased sales in all our served markets as well as the contribution from the acquisition made in January 2018.

Sales to U.S. customers were 55% of total sales for the third quarter 2018 compared with 53% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to an 24% volume increase and a 1% unfavorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in bookings in the third quarter of 2018 compared to the third quarter of 2017 is largely due to organic growth across all of the major markets served by the company. The acquisition of the Maval OE Steering business during the first quarter 2018 continues to contribute to the increased bookings. The increase of backlog as of September 30, 2018, compared to at September 30, 2017 was attributable to the same factors.

GROSS MARGIN:  Gross margin decreased 40 basis points to 29.7% for the third quarter of 2018 compared to 30.1% for the same quarter last year.  This is due to the dilutive margin impact of the acquisition of the Maval OE Steering business partially offset by the increased leveraging of fixed manufacturing costs across higher volume.

SELLING EXPENSES:  Selling expenses were relatively flat in the third quarter of 2018 compared to the same period of 2017.  Selling expenses as a percentage of revenues were 3.4% in the third quarter of 2018 compared to 4.3% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 31.3% in the third quarter 2018 from the third quarter 2017 largely due to higher stock compensation expense and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses increased 60 basis points to 10.2% for the quarter ended September 30, 2018 compared to 9.6% for the same period in 2017.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 6.9% in the third quarter of 2018 compared to the same quarter last year, however decreased as a percentage of sales.  The increase is primarily due to added resources and the continued ramp up of development projects to meet the future needs of customers and target markets. As a percentage of revenues, engineering and development expenses were 5.9% and 6.8% for the third quarters of 2018 and 2017, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $33 of business development costs related to activity associated with mergers and acquisitions (“M&A”) opportunities. The Company did not incur any business development costs for the third quarter of 2017.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 7.3% to $872 in the third quarter of 2018 compared to the third quarter of 2017 due to the increase in intangible assets from the acquisition of the Maval OE Steering business.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 26.7% and 33.1% in the third quarters 2018 and 2017, respectively.  The effective tax rate for the third quarters of 2018 and 2017 is net of a discrete tax benefit of (0.6%) and (0.2%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.  The effective tax rate before discrete items for the third quarter 2018 is less than the third quarter 2017 primarily due to the reduction of US corporate tax rate from the Tax Cuts and Jobs Act enacted on December 22, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	For the nine months ended		2018 vs. 2017
	September 30,		Variance
(in thousands)	2018	2017	$	%
Revenues	$236,649	$186,657	$49,992	27%
Cost of goods sold	166,816	131,529	35,287	27%
Gross profit	69,833	55,128	14,705	27%
Gross margin percentage	29.5%	29.5%
Operating costs and expenses:
Selling	8,402	8,135	267	3%
General and administrative	23,969	17,985	5,984	33%
Engineering and development	14,610	12,984	1,626	13%
Business development	349	—	349	100%
Amortization of intangible assets	2,634	2,405	229	10%
Total operating costs and expenses	49,964	41,509	8,455	20%
Operating income	19,869	13,619	6,250	46%
Interest expense	1,839	1,797	42	2%
Other (income) expense	(118)	135	(253)	(187)%
Total other expense	1,721	1,932	(211)	(11)%
Income before income taxes	18,148	11,687	6,461	55%
Provision for income taxes	(4,859)	(3,746)	(1,113)	30%
Net Income	$13,289	$7,941	$5,348	67%

Effective tax rate	26.8%	32.1%	(5)%	(16)%
Diluted earnings per share	$1.42	$0.86	$0.56	65%
Bookings	$252,018	$199,177	$52,841	27%
Backlog	$115,713	$93,547	$22,166	24%

NET INCOME:  Net income increased during 2018 reflecting a significant increase in revenues and the leveraging of fixed cost compared to the first three quarters of 2018.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $28,441 for 2018 compared to $21,074 last year.  Adjusted EBITDA was $30,577 and $22,547 for 2018 and 2017, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2018, the increase in revenues reflects increased sales in all our served markets as well as the contribution from the acquisition made in January 2018.

Sales to U.S. customers were 53% of total sales for 2018 compared with 54% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume increased by 24% for the nine months ended September 30, 2018, and there was a 3% favorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in orders in 2018 compared to 2017 is largely due to organic growth across all the major markets served by the company, along with the acquisition of the Maval OE Steering business. The increase in backlog in 2018 compared to 2017 was attributable to the same factors.

GROSS MARGIN:  Gross margin was flat in 2018 compared to 2017.  The 2018 margin is due to the leveraging of fixed manufacturing costs across the increased volume along with favorable product mix dynamics, more than offsetting the dilutive margin impact of the acquisition of the Maval OE Steering business.

SELLING EXPENSES:  Selling expenses increased in 2018 compared to 2017 primarily due to increased investment in and focused growth of the One Allied Sales Organization.  However, selling expenses as a percentage of revenues decreased to 3.6% for 2018 compared to 4.4% for 2017.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 33.3% in 2018 compared to 2017 largely due to increased headcount in support of our growth strategy and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses were approximately 10% for 2018 and 2017.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 12.5% in 2018 compared to 2017.   The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, particularly at our European locations as well as supporting growing customer application development needs.  As a percentage of revenues, engineering and development expenses were 6.2% for 2018, down from 7.0% for 2017.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $349 of business development costs related to the acquisition of Maval OE Steering business and activity associated with other M&A opportunities for 2018.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 9.5% in 2018 compared to 2017 due to the increase in intangible assets from the acquisition of the Maval OE Steering business.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 26.8% and 32.1% for the nine months ended September 30, 2018 and 2017, respectively.  The effective tax rate is net of a discrete tax benefit of (1.1%), related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income. The effective tax rate before discrete items for the nine months ended September 30, 2018 varies from the nine months ended September 30, 2017 primarily due to the reduction of corporate tax rate from the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended September 30, 2018 and 2017 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income as reported	$4,860	$3,057	$13,289	$7,941
Interest expense	623	633	1,839	1,797
Provision for income tax	1,767	1,512	4,859	3,746
Depreciation and amortization	2,832	2,630	8,454	7,590
EBITDA	10,082	7,832	28,441	21,074
Stock compensation expense	694	519	1,787	1,473
Business development costs	33	—	349	—
Adjusted EBITDA	$10,809	$8,351	$30,577	$22,547

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $4,233 to a balance of $11,357 at September 30, 2018 from December 31, 2017.

	Nine months ended
	September 30,		2018 vs. 2017
	2018	2017	$
Net cash provided by operating activities	$11,286	$15,313	$(4,027)
Net cash used in investing activities	(23,893)	(4,220)	(19,673)
Net cash provided by (used in) financing activities	8,770	(9,909)	18,679
Effect of foreign exchange rates on cash	(396)	933	(1,329)
Net (decrease) increase in cash and cash equivalents	$(4,233)	$2,117	$(6,350)

Operating cash flow decreased for the nine months ended September 30, 2018 compared to 2017. The cash generated by the increase in net income in 2018 is offset by increases in working capital needs due to the Maval OE Steering business acquisition and significant organic growth.

The significant cash used in investing activities in 2018 reflects the acquisition the Maval OE Steering business during the first quarter. Also, during the nine months ended September 30, 2018, purchases of property and equipment were $10,581 compared to $4,220 for the nine months ended September 30, 2017. Capital expenditures are expected to increase for the remainder of 2018 to support our new contract wins along with our continued IT infrastructure enhancements. The Company expects to invest between $13 million and $16 million in capital expenditures during 2018.

The change in cash used in financing activities reflects the 2018 use of the revolver to partially finance the acquisition of the Maval OE Steering business. During the second and third quarters of 2018, we also utilized our foreign revolver to make $3,000 of capital investment into our Changzhou operation funding expansion and future capital spending in support of recently announced contract wins. During the nine months ended September 30, 2018, we made net borrowings of $9,308  from our Revolving Facility obligation compared to net payments of $9,214 for the same period in 2017. At September 30, 2018, we had $62,480 of obligations under the Revolving Facility.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at September 30, 2018.

As of September 30, 2018, the amount available to borrow under the Credit Agreement was approximately $62,520.  The Credit Agreement has an initial term of five years.

There were no additional borrowings for the China Facility balance for during the nine months ended September 30, 2018 from December 31, 2017. The balance at September 30, 2018 was $460 (RMB 3,000), and the available borrowings were approximately $1,019 (RMB 7,000).

The Company declared dividends of $0.025 per share during the first quarter 2018 and $0.030 per share during the second and third quarters of 2018.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,100 on our third quarter 2018 sales and $9,700 on our sales for the nine months ended September 30, 2018.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended September 30, 2018 decreased sales in comparison to quarter ended September 30, 2017 by approximately $700.  For the nine months ended September 30, 2018 we estimate that foreign currency exchange rate fluctuations increased sales by approximately $5,500 compared to the nine months ended September 30, 2017.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $300 and a gain of approximately $1,800 for the third quarter of 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, the translation adjustment was a loss of approximately $2,100 and a gain of approximately $5,600, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to approximately a gain of $20 and a loss of $100 for the third quarter of 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, net foreign currency transaction gains and losses included in other income, net were approximately a gain of $200 and a loss of $300, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $6,100 on our foreign net assets as of September 30, 2018.

Interest Rates

Interest rates on our Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.50%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.50%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 that amortized quarterly to a notional of $6,673 at the September 2018 maturity. Neither of these interest rate swaps is currently active, one was liquidated as part of the 2016 debt refinancing and the other matured in September 2018.   In February 2017, we entered into three interest rate swaps with a combined notional of $40,000 that matures in February 2022 As of September 30, 2018, we had $62,480 outstanding under the Revolving Facility, of which $40,000 is currently being hedged.  Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $22,480 of unhedged floating rate debt outstanding at September 30, 2018 would have an impact of approximately $60 on our interest expense for the third quarter 2018 and $200 on our interest expense for the nine months ended September 30, 2018.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of the Company’s internal control over financial reporting as of September 30, 2018, we have excluded the operations of the Maval OE Steering business. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect the Maval OE Steering business results of operations from January 19, 2018.

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

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	October 31, 2018	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer