Form 10-K
period 2018-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2019-03-13
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $359,222,177.

Number of shares of the only class of Common Stock outstanding:  9,534,885 as of March 13, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated into Part III.

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

Item 1.  Business.

Description of the Business

Allied Motion Technologies Inc. (“Allied Motion” or the “Company” or “we” or “our”) is a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial. We are headquartered in Amherst, NY, and have global operations and sell to markets across the United States, Canada, South America, Europe and Asia. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Our growth strategy is focused on becoming the controlled motion solution leader in our selected target markets by leveraging our “technology/know how” to develop integrated precision motion solutions.  Our intent is to utilize multiple Allied Motion technologies/products to “change the game” by enhancing and optimizing the operation, performance and efficiency of our customers’ products and manufacturing equipment.  Our goal is to grow sales with a larger base of customers, new applications and technologies, and increase market share globally and within our targeted markets.

We design and develop our products within our Technology Centers and can manufacture these products in various facilities located in the United States, Canada, Mexico, Europe and Asia.  We also operate Allied Motion Solution Centers that apply all Allied Motion products to create integrated controlled motion solutions for our customers.  We sell our products and solutions globally to a broad spectrum of customers through our own direct sales force and authorized manufacturers’ representatives and distributors.  Our customers include end users and original equipment manufacturers (“OEMs”).

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

Acquisitions

Maval OE Steering:  On January 19, 2018, we completed the purchase of substantially all of the operating assets associated with the original equipment steering business of Maval Industries, LLC. The addition of the Maval OE steering product line enables us to provide a fully integrated power steering system solution to our customers.

TCI, LLC:  We completed the acquisition of TCI, LLC on December 6, 2018.  TCI is a leading developer and manufacturer of active (electronic) and passive (magnetic) products to monitor and resolve power quality and harmonic distortion issues associated with industrial power conversion. TCI’s manufacturing capabilities include magnetic and electronic product assembly expertise to support a broad suite of power quality solutions that are used in oil and gas, HVAC, water and wastewater, and general industrial end markets.

Markets and Applications

Our products and solutions are applied broadly to support a wide range of applications in several served markets.  Examples of applications in these markets that use Allied Motion components and systems include the following:

Vehicle:  electronic power steering and drive-by-wire applications to electrically replace, or provide power-assist to, a variety of mechanical linkages, traction / drive systems and pumps, automated and remotely guided power steering systems, various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers, etc.), HVAC systems, solutions to improve energy efficiency of vehicles while idling and alternative fuel systems such as LPG, fuel cell and hybrid vehicles.  Vehicle types include off- and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational (e.g., RVs, ATVs (all-terrain vehicles), specialty automotive, automated and remotely guided vehicles).

Medical: surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics, nuclear imaging systems, radiology equipment, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators, heart pumps, and patient handling equipment (e.g., wheel chairs, scooters, stair lifts, patient lifts, transport tables and hospital beds).

Aerospace & Defense:  inertial guided missiles, mid-range smart munitions systems, weapons systems on armed personnel carriers, unmanned vehicles, security and access control, camera systems, door access control, airport screening and scanning devices.

Industrial:  products are used in factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, the handling, inspection, and testing of components and final products such as PCs, gaming equipment and cell phones, high definition printers, tunable lasers and spectrum analyzers for the fiber optic industry, test and processing equipment for the semiconductor manufacturing industry, power quality products to filter distortion caused by variable frequency drives and other power electronic equipment.

Organization Structure

Allied Motion’s “One Team” approach to the market is realized through the close collaboration of our Sales Organization, Solution Centers, Technology Centers and Production Centers all working together to provide innovative controlled motion solutions and create value for our customers.

Allied Motion Sales Organization:  Our sales organization is evolving with the goal of becoming the best sales and service force in our industry.  Through our “One Team” approach for providing controlled motion solutions and components that best address our customers’ needs, we are broadening the knowledge and skills of our direct sales force, while creating sales and service support in our Solution Centers.  This enables the entire sales organization to be capable of selling globally all products designed, developed and produced by Allied Motion.  Currently, our primary channels to market include our direct sales force and external authorized Sales Representatives, Agents and Distributors that provide field coverage in Asia, Europe, Canada, Israel and the Americas.  While the majority of our sales are directly to OEMs, we are working to expand our market reach through Distribution channels.

Allied Motion Solution Centers:  Allied has Solution Centers in China, Europe and North America that enable the design and sale of individual products as well as integrated controlled motion systems that utilize multiple Allied Motion products.  In addition to providing sales and applications support, the solution center function may include final assembly, integration and tests, as required, to support customers within their geographic region.

China Solution Center — Changzhou, China

European Solution Centers include:

•                  Stockholm, Sweden: Scandinavian Countries, with a specialty in larger vehicle applications

•                  Kelheim, Germany: German speaking countries, with a specialty in Industrial applications

•                  Porto, Portugal: with a specialty in automotive applications

•                  Dordrecht, Netherlands: with a specialty in commercial applications

North American Solution Center — Amherst, New York, USA

Allied Motion Technology Centers:  Allied has Technology Centers in China, Europe and North America that design, develop and support the various products and systems offered by Allied Motion with a focus on specific technologies/products in each individual location.  Our most recent acquisition of TCI will be fully integrated into our structure over the coming year.

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

North American Mechatronics:  Under the umbrella of North American Mechatronics, the Company designs gearing, mechanical and electronic products and solutions to combine with motor solutions for a wide range of market based and custom engineered solutions. The locations under the Mechatronics umbrella include:

•                  Watertown, NY: gearing solutions in both stand-alone and integrated gearing/motor configurations.

•                  Amherst NY and Oakville, Ontario: advanced electronic controlled motion products and custom solutions including integrated power electronics, digital controls and network communications for motor control and power conversion to support Allied Motion’s broad range of motors.

•                  Twinsburg, OH: steering system components for the automotive, off-road, performance and specialty vehicle markets.

Dordrecht, Netherlands: Designs and develops fractional horsepower brushless DC (“BLDC”) outer rotor motors and traditional BLDC motor part sets with or without integrated electronics and coreless DC motors.

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

TCI, LLC:  Designs and manufactures active (electronic) and passive (magnetic) products to monitor and resolve power quality and harmonic distortion issues associated with industrial power conversion.

Allied Motion Production Centers:  Allied has designated Production Centers in China, Europe and North America that provide dedicated manufacturing capabilities for the various products and systems offered by Allied Motion with a focus on specific technologies/products in each individual location. In certain cases, products may be produced in multiple locations to better serve our customers within the geographic region in which they are located. Locations include:

Changzhou, China

Mrakov, Czech Republic

Porto, Portugal

Reynosa, Mexico

Dothan, Alabama, USA

Competitive Environment

Our products and solutions are sold into a global market with a large and diverse group of competitors that vary by product, geography, industry and application.  We believe the controlled motion market is highly fragmented with many competitors, some of which are substantially larger and have greater resources than Allied Motion.  We believe our competitive advantages include our electro-magnetic, mechanical and electronic controlled motion expertise, the breadth of our motor technologies and our ability to integrate these technologies with our encoders, gearing, power electronics, digital control technologies and network/feedback communications capabilities, as well as our global presence.  Unlike many of our competitors, we are unique in our ability to provide custom-engineered controlled motion solutions that integrate the products we manufacture such as embedded or external electrical control solutions with our motors.  We compete on technological capabilities, quality, reliability, service responsiveness, delivery speed and price.  Our competitors include Altra Industrial Motion Corp., Ametek, Inc., Parker Hannifin Corporation and other smaller competitors.

Availability of Parts and Raw Materials

We purchase critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials both internally and with our customers. We cannot quickly establish additional or replacement suppliers for these materials in some cases because of these rigid requirements. For these critical raw materials, we maintain minimum safety stock levels and partner with suppliers through contract to help ensure the continuity of supply. Historically, we have not experienced any significant interruptions or delays in obtaining critical raw materials.

Patents, Trademarks, Licenses, Franchises and Concessions

We hold a number of patents and trademarks for components manufactured by our various subsidiaries, and we have several patents pending on new products recently developed, which are considered to be of significance.

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production.  We consider the component parts of our different product lines to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs.

Major Customers

During 2018, 2017 and 2016, the Company’s total annual revenues increased significantly as a result of both sales to customers of businesses acquired by the Company during that period and from increased sales to a number of existing customers of the Company, with five customers accounting for approximately 34% of the Company’s total revenue during 2018, 33% during 2017 and 35% during 2016.

Sales Backlog

Backlog as of December 31, 2018 was $131,997 compared with $100,708 as of December 31, 2017.  The time to convert the majority of backlog to sales is approximately three to four months.  Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame.  There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used.  Our expenditures on engineering and development for the years ended December 31, 2018, 2017 and 2016 were $19,913, $17,542, and $16,170, respectively, or 6.4% of sales in 2018 and 7% of sales in 2017 and 2016.  We believe E&D is critical to our success and expect to continue to invest at these levels in the future.  Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

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

Employees

At December 31, 2018, we employed approximately 1,600 full-time employees worldwide.  Of those, approximately 54% are located in North America, 42% are located in Europe and the balance are located in China and the rest of the world.

Available Information

The Company maintains a website at www.alliedmotion.com.  We make available, free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

We have a Code of Ethics for our chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs.  We also have a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees.  The Codes are available on our website.  We intend to disclose on our website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market.  A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 495 Commerce Drive, Suite 3, Amherst, NY 14228-2313, Attention: Secretary.

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

Our global sales and operations are subject to a variety of economic, market and financial risks and costs that could affect our profitability and operating results.

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

Foreign currency exchange rates may adversely affect our financial results.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial results.  Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices.  Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase from non-U.S. denominated locations.  Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects.  The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.

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

Acquisitions are part of our strategic growth plans.  We may have difficulty finding these opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons including a failure to secure financing.

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

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial results.

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

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial results.

Our ability to service our indebtedness depends on our financial performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors.  Some of these factors are beyond our control.  Our debt level and related debt service obligations can have negative consequences, including requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; reducing our flexibility in planning for or reacting to changes in our business and market conditions; and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. In addition, certain of our indebtedness will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures.  We may incur more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.

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

Our growth could suffer if the markets into which we sell our products and services decline.

Our growth depends in part on the growth of the markets which we serve.  Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results.  Certain of our businesses operate in industries that may experience periodic, cyclical downturns.  Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels.  Any of these factors could adversely affect our growth and results of operations in any given period.

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers.

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in or necessary to conduct business.  We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems is evolving, and adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect IT systems and data may increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, litigation and regulatory actions.

We are also subject to an increasing number of evolving data privacy and security laws and regulations. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The European Union’s implementation of the General Data Protection Regulation in 2018 and their pending ePrivacy Regulation could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable laws.

We rely on suppliers to provide equipment, components and services, which creates certain risks and uncertainties that may adversely affect our business.

Our business requires that we buy equipment, components and services from third parties.  Our reliance on suppliers involves certain risks, including poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our products; changes in the cost of these purchases due to inflation, exchange rates, or other factors; shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery.

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

We intend to expand into new markets and develop new and modified products based on our existing technologies and engineering capabilities, including the continued expansion of our controlled motion systems.  These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities.  Specific risks in connection with expanding into new products and markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, and the failure of our customers to accept the new or modified products.

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

We use various raw materials, such as copper, steel, zinc and rare earth magnets, in our manufacturing operations.  The prices of these raw materials have been subject to volatility.  As a result of price increases, we have generally implemented price surcharges to our customers; however, we may be unable to collect surcharges without suffering reductions in unit volume, revenue and operating income.  There can be no assurance that we will be able to fully recover the price increases through surcharges in a timely manner.  We are also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties, tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations.

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

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial results.

We are potentially subject to a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims for damages arising out of the use of products or services and claims relating to intellectual property, employment, tax, commercial disputes, competition, sales and trading practices, environmental, personal injury, insurance coverage, acquisition, as well as regulatory investigations or enforcement.  We may also become subject to lawsuits as a result of past or future acquisitions including liabilities retained from, or representations, warranties or indemnities provided in connection with these acquisitions.  These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief.  The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.  Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses.  We estimate loss contingencies and establish reserves based on our assessment where liability is deemed probable and reasonably estimable given the facts and circumstances known to us at a particular point in time.  Subsequent developments may affect our assessment and estimates of the loss contingencies recorded as liabilities.  We cannot guarantee that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial results and reputation.

Unforeseen exposure to additional income tax liabilities may negatively affect our operating results.

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

Our business is subject to costly environmental regulations that could negatively affect our operating results.

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

Quality is important to us and our customers, and our products are held to high quality and performance standards.  In the event our products fail to meet these standards, our reputation could be harmed, which could damage our competitive advantage, causing us to lose customers and resulting in lower revenues.  We generally allow customers to return defective or damaged products for credit, replacement, repair or exchange.  We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship.  We reserve for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.  However, these reserves may not be adequate to cover future warranty claims and additional warranty costs or inventory write-offs may be incurred which could harm our operating results.

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

We may never realize the full value of our substantial intangible assets.

These intangible assets consist primarily of goodwill, customer lists, trade names and patented technology arising from our acquisitions.  Goodwill is not amortized, it is tested annually or upon the occurrence of certain events which indicate that the assets may be impaired.  Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired.  We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets.  In addition, intangible assets with definite lives will continue to be amortized.  Amortization expenses relating to these intangible assets will continue to reduce our future earnings.

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

We provide health benefits to many of our employees and the costs to provide such benefits continue to increase annually.  The amount of any increase or decrease in the cost of Company-sponsored health plans will depend on a number of different factors including new governmental regulations mandating types of coverage and reporting and other requirements.

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

We depend heavily upon a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.

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

We continue to invest in initiatives to support future growth, such as the creation of an effective corporate structure, implementation of our enterprise resource planning system, launch of a new integrated website, implementation of a structured approach to identify target markets, and the expansion of our Allied Systematic Tools (“AST”) (continuous improvement initiatives in quality, delivery, and cost).  The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition.  Our globalization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities.  Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support.  These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions and challenges to protect our intellectual property.

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

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial results could suffer.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

As of December 31, 2018, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Changzhou, China	30,000	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facility	Germantown, Wisconsin	66,000	Leased
Office and manufacturing facilities (2)	Kelheim, Germany	154,000	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office	Oakville, Ontario, Canada	2,000	Leased
Office and manufacturing facility	Porto, Portugal	52,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Twinsburg, Ohio	28,800	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

The Company’s management believes the above-described facilities are adequate to meet the Company’s current and foreseeable needs.

Item 3.  Legal Proceedings.

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT.  The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 12, 2019 was 260.

Dividends

During 2018 and 2017, we declared regular quarterly cash dividends on our common stock. We paid $0.025 per quarter for 2017.  We paid $0.025 for the first quarter of 2018 and $0.03 per quarter for the second, third and fourth quarters of 2018. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for a $100 investment made on December 31, 2013, including reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Allied Motion Technologies Inc., the NASDAQ Composite Index, and the S&P Electrical Components & Equipment Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
2013
2014
2015
2016
2017
2018
Allied Motion Technologies Inc.
NASDAQ Composite
S&P Electrical Components & Equipment

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Allied Motion Technologies	$100.00	$191.85	$213.12	$175.15	$272.27	$368.67
NASDAQ (U.S.)	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
S&P Electrical Components & Equipment	$100.00	$93.05	$78.93	$95.27	$121.28	$104.11

Unregistered Sales of Equity Securities and Use of Proceeds

Period	Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/18 to 10/31/18	22,386	(1)	$44.23	—	—
11/01/18 to 11/30/18	—		—	—	—
12/01/18 to 12/31/18	—		—	—	—
Total	22,386		$44.23	—	—

(1)                            As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At December 31, 2018, the Company did not have an authorized stock repurchase plan in place.

Item 6.  Selected Financial Data.

Dollars in thousands, except share data	2018 (1)	2017	2016 (2)	2015	2014
Results from Operations
Revenues	$310,611	$252,012	$245,893	$232,434	$249,682
Net income	15,925	8,036	9,078	11,074	13,860
Diluted earnings per share	$1.70	$0.87	$1.00	$1.20	$1.51
Dividends declared per share	$0.115	$0.10	$0.10	$0.10	$0.10

Year-End Financial Position
Cash and cash equivalents	$8,673	$15,590	$15,483	$21,278	$13,113
Working capital	66,304	53,358	50,987	39,931	34,828
Total assets	285,301	187,922	179,919	162,147	165,640
Short term debt	—	461	936	9,860	7,723
Long-term debt	122,516	52,694	70,483	57,518	67,125
Shareholders’ equity	101,813	87,347	72,286	64,597	55,951
Shareholders’ equity per common share outstanding	$10.74	$9.27	$7.71	$6.96	$6.07

Supplemental Financial Data
Capital expenditures	$14,333	$6,201	$5,188	$4,730	$4,046
Depreciation expense	7,921	7,055	6,545	4,822	4,553
Engineering and development	19,913	17,542	16,170	14,229	13,881
Interest expense	2,701	2,474	6,449	6,023	6,435
Intangible amortization	3,655	3,219	3,204	2,644	2,714
Backlog (3)	131,997	100,708	78,602	70,999	75,065

Ratios
Net return on sales	5.1%	3.2%	3.7%	4.8%	5.6%
Return on shareholders’ equity	16.8%	10.1%	13.3%	18.4%	26.7%
Current ratio	2.5	2.8	3.1	2.2	2.0
Net debt to capitalization (4)	53%	30%	44%	42%	52%

(1) Includes the effect of the Maval OE Steering acquisition in the first quarter of 2018 and the TCI acquisition in the fourth quarter of 2018.

(2) Includes the effect of the Heidrive acquisition in the first quarter of 2016.

(3) Backlog is defined as confirmed orders for which the customer has provided a release and delivery date.

(4) Net debt is total debt less cash and cash equivalents.  Capitalization is the sum of net debt and shareholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense, and Industrial. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and original equipment manufacturers (“OEMs”) through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Financial Overview

Highlights for our fiscal year ended December 31, 2018, include:

•                  Revenue was $310,611 compared with $252,012 in 2017.  Growth was evident in all of our served markets.  Sales to U.S. customers were 53% of total sales for both 2018 and 2017, with the balance of sales to customers primarily in Europe, Canada and Asia.

•                  Gross profit was $91,403 for 2018, a 21% increase from $75,679 in 2017.  As a percentage of revenue, gross margin declined 60 basis points to 29.4% primarily due to the expected lower gross margin profile of the Maval OE Steering business acquisition.

•                  Operating income was $23,229, or 7% of revenue, for 2018 compared with $18,800, or 8% of revenue, for 2017.

•                  Net income was $15,925, or $1.70 per diluted share, compared with $8,036, or $0.87 per diluted share, for 2017.  Net income for 2017 included fourth quarter adjustments to the provision for income taxes of $3,133 resulting from the enactment of the Tax Cuts and Jobs Act.

•                  Bookings were $336,930 for 2018 compared with $271,941 for 2017.  Backlog as of December 31, 2018 was $131,997, an increase of 31% from $100,708 at year end 2017.

•                  Debt of $122,516, net of cash of $8,673, increased by $76,278 to $113,843 at December 31, 2018 from debt of $53,155, net of cash of $15,590 of $37,565 at December 31, 2017.

•                  We declared and paid a dividend of $0.025 per share for the first quarter, and $0.030 for the remaining quarters of 2018 pursuant to our quarterly dividend program.  Dividends to shareholders for 2018 and 2017 were $0.115 and $0.10 per diluted share, respectively.  The dividend payout ratio was 7% and 11% for 2018 and 2017, when compared with the diluted earnings per share of $1.70 and $0.87, respectively.

The Company’s 2018 sales were 23% higher than in the prior year.  Our market position in all of our served markets continues to grow with the addition of TCI and Maval OE Steering to our Company portfolio.

Net income was 98% higher in 2018 compared to 2017, and earnings per diluted share increased by 95%.  These increases reflect increased sales and gross margin growth, both organically and from acquisitions, along with a continued focus on cost control.

We remain focused on executing our strategy for growth while streamlining the organization and emphasizing continuous improvement in quality, delivery, cost and innovation as we drive the One Allied approach and expand our value proposition for our customers. Solid strides continue to be made with our multi-product, fully integrated solutions that are leading to increased business.  Also, we continue to build a pipeline of exciting market-based application opportunities.  Sales cycles are long and the time from being selected for the solution development to full rate production can be longer, yet we believe we continue to  build a scalable foundation which can deliver strong returns on those investments.

Our Strategy

Our growth strategy is focused on becoming the controlled motion solution leader in our selected target markets by further developing our products and services platform to utilize multiple Allied Motion technologies to create increased value solutions for our customers.  Our strategy further defines Allied Motion as being a “technology/know-how” driven company and to be successful, we continue to invest in our areas of excellence.

We have set growth targets for our Company and we will align and focus our resources to meet those targets.  First and foremost, we invest in our people as we believe that attracting and retaining the right people is the most important element in our strategy.  We will continue to invest in applied and design engineering resources.

Our strategic focus is addressing the critical issues that we believe are necessary to meet the stated long-term goals and objectives of the Company.  The majority of the critical issues are focused on growth initiatives for the Company.

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

Outlook for 2019

In 2019, we will continue to focus on leveraging our resources to expand our business in our served markets.  With strong cash flows and improved access to credit markets, we completed two strategic acquisitions in the past year that enhance our opportunities in the future.  In addition, we will continue to execute the ongoing critical issues as defined by our updated strategy, developed in 2017.  The critical issues from that strategy include:

1)             Continue implementing our new ERP system to provide the infrastructure necessary to support the planned growth of the Company.

2)             Planning and implementing a structured approach to identify the requirements of our target markets and to create and implement solutions to ensure we meet the requirements of those markets.

3)             Develop market-based controlled motion solutions to meet the future needs of our target markets and customers.

4)             Through the continued enhancement and development of our Operational Effectiveness Team, implement AST to drive continuous improvement in all areas of our business.

Allied Motion is an applied technology/know-how motion company, and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “create controlled motion solutions that change the game” and to meet the emerging needs of our customers in our served market segments.  In support of our sales efforts, we have three Solution Centers (United States, Europe and Asia) that are providing the support required to sell multi-technology solutions.  We have announced a number of multi-product controlled motion solution wins that will continue ramping up during 2019 and a very active pipeline of new opportunities where our integrated solution capability has provided us with a competitive advantage.  We anticipate that our investment in these key resources will continue to drive our growth now and in the future.  We expect this shift from a component supplier to a more complete solutions provider, along with the application of AST, to drive cost reduction.

Our global production footprint provides us with the opportunity to be a value added  supplier for global companies who require support around the world.  We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

The development and promotion of our parent brand, Allied Motion, will continue in 2019.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates and judgments upon historical experience and other factors that are believed to be reasonable under the circumstances. Changes in estimates or assumptions could result in a material adjustment to the consolidated financial statements.

We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, See Note 1, “Business and Summary of Significant Accounting Policies” of the notes to consolidated financial statements contained in Item 8 of this report for additional information.

The Company’s critical accounting estimates include:

Revenue Recognition

The Company’s standard delivery method is “free on board” shipping point. Consequently, the Company considers control of most products to transfer at a single point in time when control is transferred to the customer, generally when the products are shipped in accordance with an agreement and/or purchase order. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product. The Company satisfies its performance obligations under a contract with a customer by transferring goods and services generally in exchange for monetary consideration from the customer. The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgment as the contract with the customer. For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer.  In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The Company establishes provisions for estimated returns and warranties. All contracts include a standard warranty clause to guarantee that the product complies with agreed specifications.

At December 31, 2018 and 2017, the accrual for future warranty obligations was $971 and $922, respectively. The Company’s expense (income) for warranty obligations was ($13) in 2018, $234 in 2017 and ($138) in 2016, respectively. The length of the warranty period for the Company’s products is generally three months to two years and varies significantly based on the product sold. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances are higher than the Company’s historical experience, additional accruals may be required.

Inventories

Inventories are measured on a first-in, first-out basis at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates, costs to sell, and the determination of which costs may be capitalized. The valuation of inventory requires us to estimate obsolete or excess inventory, as well as inventory that is not of saleable quality.

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-down or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2018, we have $54,971 of inventory recorded on our consolidated balance sheet, representing approximately 19% of total assets. A 1% write-down of our inventory would decrease our 2018 net income approximately $418, or $0.04 per diluted share.

Income Taxes

Our consolidated financial statements have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

In recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences based upon the timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that those tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of statutes of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets.

The Tax Cuts and Jobs Act was enacted in December of 2017 and permanently reduced the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018, and creates a territorial-style taxing system. The Tax Cuts and Jobs Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and also creates new taxes on certain types of foreign earnings. We are subject to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities from a change in tax rates be recognized in the period the tax rate change was enacted. In December of 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which allowed companies that have not completed their accounting analysis of the effects of the Tax Cuts and Jobs Act, but can determine a reasonable estimate of those effects, should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allowed companies to adjust the provisional amounts during a one-year measurement period. As of December 31, 2018, we completed our accounting for all of the tax effects associated with the enactment of the Tax Cuts and Jobs Act.

At December 31, 2018, we had $4,799 of gross deferred tax assets on our consolidated balance sheet and a valuation allowance of $1,003 has been established for certain deferred tax assets, as it is more likely than not that they will not be realized. An increase in the valuation allowance representing 1% of our gross deferred tax assets would decrease our 2018 net income by approximately $10, with no impact to diluted earnings per share.

Valuation of Goodwill and Other Long-Lived Assets

We make assumptions in establishing the carrying value, fair value and, if applicable, the estimated lives of our goodwill, intangible and other long-lived assets. Goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could indicate that the asset is impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.

Evaluation of goodwill for impairment

We test the reporting unit’s goodwill for impairment on October 31st of each fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. In conducting this annual impairment testing, we may first perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its net book value. If the net book value of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed a qualitative assessment of our single reporting unit as of October 31, 2018. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of our reporting unit. The assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its respective carrying value. We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period. Additionally, other positive indicators considered since the last quantitative assessment was the 54% increase in the Company’s stock price. As a result, we concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, and as such, a quantitative assessment was not required.

We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period. As of December 31, 2018, we have $52,639 of goodwill recorded on our consolidated balance sheet, representing approximately 19% of total assets. A 1% write-down of our goodwill would decrease our 2018 net income approximately $406, or $0.04 per diluted share.

Evaluation of long-lived assets for impairment

Our long-lived assets consist primarily of property, plant and equipment and definite-lived intangible assets, including customer lists, trade names, design and technology and patents. Property, plant and equipment and definite-lived intangible assets are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets, primarily on a straight-line basis. Definite-lived intangible assets are amortized over the expected life of the asset. We assess long-lived assets and definite-lived intangible assets for impairment when events occur, or circumstances change that would indicate that the carrying value of the asset may not be recoverable.

Factors that we consider in deciding when to perform an impairment review include, but are not limited to: a significant decrease in the market price of the asset (asset group); a significant change in the extent or manner in which the asset (asset group) is being used or in its physical condition; a significant change in legal factors or business climate that could affect the value of a long-lived asset (asset group); an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and a current expectation that it is more likely than not that a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When impairment indicators exist, we determine if the carrying value of the long-lived asset(s) or definite-lived intangible asset(s) exceeds the related undiscounted future cash flows. In cases where the carrying value exceeds the undiscounted future cash flows, the carrying value is written down to fair value. Fair value is generally determined using a discounted cash flow analysis. When it is determined that the useful life of an asset (asset group) is shorter than the originally estimated life, and there are sufficient cash flows to support the carrying value of the asset (asset group), we accelerate the rate of depreciation/amortization in order to fully depreciate/amortize the asset over its shorter useful life.

Estimation of the cash flows and useful lives of long-lived assets and definite-lived intangible assets requires significant management judgment. Events could occur that would materially affect our estimates and assumptions. Unforeseen changes, such as the loss of one or more significant customers, technology obsolescence, or significant manufacturing disruption, amongst other factors, could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets, definite-lived intangible assets or their estimated useful lives. Also, as we make manufacturing process conversions and other facility consolidation decisions, we must make subjective judgments regarding the remaining cash flows and useful lives of our assets, primarily manufacturing equipment and buildings. Significant changes in these estimates and assumptions could change the amount of future depreciation or amortization expense or could create future impairments of these long-lived assets (asset groups) or definite-lived intangible assets.

As of December 31, 2018, we have $116,389 of tangible long-lived and definite-lived intangible assets on our consolidated balance sheet, representing approximately 41% of total assets. A 1% write-down in our tangible long-lived assets would decrease our 2018 net income approximately $899, or $0.10 per diluted share.

Business Combinations

The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, and property, plant and equipment. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Stock-based Compensation

Compensation expense for time-based restricted stock units are measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The recognition of compensation expense associated with performance-based restricted stock units requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units.

The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Impact of Recently Issued Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”) or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements.  See Note 1, “Business and Summary of Significant Accounting Policies” of the notes to consolidated financial statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

Year 2018 compared to 2017

	For the year ended		2018 vs. 2017
	December 31,		Variance
(In thousands, except per share data)	2018	2017	$	%
Revenues	$310,611	$252,012	$58,599	23%
Cost of goods sold	219,208	176,333	42,875	24%
Gross profit	91,403	75,679	15,724	21%
Gross margin percentage	29.4%	30.0%
Operating costs and expenses:
Selling	11,807	10,979	828	8%
General and administrative	32,037	24,926	7,111	29%
Engineering and development	19,913	17,542	2,371	14%
Business development	762	213	549	258%
Amortization of intangible assets	3,655	3,219	436	14%
Total operating costs and expenses	68,174	56,879	11,295	20%
Operating income	23,229	18,800	4,429	24%
Interest expense	2,701	2,474	227	9%
Other (income) expense	(153)	190	(343)	(181)%
Total other expense	2,548	2,664	(116)	(4)%
Income before income taxes	20,681	16,136	4,545	28%
Provision for income taxes	(4,756)	(8,100)	3,344	(41)%
Net income	$15,925	$8,036	$7,889	98%

Effective tax rate	23.0%	50.2%	-27.2%	(54)%
Diluted earnings per share	$1.70	$0.87	$0.83	95%
Bookings	$336,930	$271,941	$64,989	24%
Backlog	$131,997	$100,708	$31,289	31%

NET INCOME AND ADJUSTED NET INCOME:  Net income increased during 2018 reflecting a significant increase in revenues and the leveraging of fixed costs.

Adjusted net income for the years ended December 31, 2018, and 2017 were $16,276 and $11,316, respectively.  Adjusted diluted earnings per share for 2018 and 2017 were $1.74 and $1.22, respectively.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measures.  Adjusted net income for 2018 excludes $762 ($586 net of tax) and for 2017 excludes $213 ($147 net of tax) of business development costs.  Adjusted net income for 2018 and 2017 also excludes $235 of tax benefit and $3,133 of tax provision, respectively resulting from the Tax Cuts and Jobs Act.  See information included in “Non — GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and earnings per share to Adjusted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $34,958 for 2018 compared to $28,884 for 2017.  Adjusted EBITDA was $38,363 and $31,123 for 2018 and 2017, respectively.  EBITDA and adjusted EBITDA are non-GAAP measures.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

REVENUES: During 2018, we experienced growth in all of our served markets.  Organic growth accounted for 15% of the 23% increase in sales in 2018 with the remainder due to acquisitions.  Our sales for 2018 were comprised of 53% to US customers and 47% to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to increased volume and fluctuations in foreign currency had a minor impact.

ORDER BACKLOG:  The increase in orders in 2018 compared to 2017 is due to significant organic growth across all of the major markets served by the company, further enhanced by the Maval OE Steering and TCI acquisitions.

GROSS PROFIT AND GROSS MARGIN:  The 21% increase in gross profit was largely due to increased volume attributable to market growth. The 60 basis point decrease in gross margin was due to the expected dilutive margin impact from the acquisition of the Maval OE steering business.

SELLING EXPENSES:  Selling expenses increased in 2018 compared to 2017 primarily due to increased investment in and focused growth of the One Allied Sales Organization.  Selling expenses as a percentage of revenues were 4% for 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased in 2018 from 2017 largely due to higher incentive compensation resulting from the strong performance, as well as the Maval OE Steering and TCI acquisitions.  As a percentage of revenues, general and administrative expenses were 10% for 2018 and 2017.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 14% in 2018 compared to 2017.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, particularly at our European locations as well as supporting growing customer application development needs.  As a percentage of revenues, engineering and development expenses were 6% and 7% for 2018 and 2017, respectively.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $762 of business development costs during 2018 related to the acquisitions of Maval OE Steering and TCI.  The Company incurred $213 of business development costs during 2017 to evaluate new business opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets increased 14% in 2018 compared to 2017, from $3,219 to $3,655 related to the increased intangible assets from the Maval OE Steering and TCI acquisitions.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 23.0% and 50.2% in 2018 and 2017, respectively.  The effective tax rate for 2018 and 2017 is net of a discrete tax benefit of (2.3%) and (2.6%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards. The effective tax rates are significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017.   The rate for 2018 varies from the 2017 primarily due to the reduction of the corporate tax rate. The provisions of the Act also required companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and due to the decrease in US federal corporate tax rates and the effect of the remeasurement of deferred tax assets and liabilities. In 2017 the Company recognized a provisional amount of $3,133 for the effects of the one-time transition tax and of the rate reduction on its exiting deferred tax balances.   This amount was included as a component of the provision for income taxes.   In 2018, the amount was adjusted to $2,898, resulting in a reduction to the 2018 provision for income taxes by $235.    The adjustments made to enactment date provisional amounts decreased the effective tax rate in 2018 by 1.1%.

Operating Results

Year 2017 compared to 2016

	For the year ended		2017 vs. 2016
	December 31,		Variance
(In thousands, except per share data)	2017	2016	$	%
Revenues	$252,012	$245,893	$6,119	2%
Cost of goods sold	176,333	172,889	3,444	2%
Gross profit	75,679	73,004	2,675	4%
Gross margin percentage	30.0%	29.7%
Operating costs and expenses:
Selling	10,979	9,986	993	10%
General and administrative	24,926	24,333	593	2%
Engineering and development	17,542	16,170	1,372	8%
Business development	213	428	(215)	(50)%
Amortization of intangible assets	3,219	3,204	15	0%
Total operating costs and expenses	56,879	54,121	2,758	5%
Operating income	18,800	18,883	(83)	(0)%
Interest expense	2,474	6,449	(3,975)	(62)%
Other expense (income)	190	(369)	559	(151)%
Total other expense (income)	2,664	6,080	(3,416)	(56)%
Income before income taxes	16,136	12,803	3,333	26%
Provision for income taxes	(8,100)	(3,725)	(4,375)	117%
Net income	$8,036	$9,078	$(1,042)	(11)%

Effective tax rate	50.2%	29.1%	21.1%	73%
Diluted earnings per share	$0.87	$1.00	$(0.13)	(13)%
Bookings	$271,941	$250,369	$21,572	9%
Backlog	$100,708	$78,602	$22,106	28%

NET INCOME AND ADJUSTED NET INCOME:  Net income decreased in 2017 primarily as the result of fourth quarter adjustments to the provision for income taxes of $3,133 resulting from the enactment of the Tax Cuts and Jobs Act.

Adjusted net income for the year ended December 31, 2017, was $11,316.  Adjusted diluted earnings per share for 2017 was $1.22.  Adjusted net income and adjusted diluted earnings per share are non-GAAP measures.  Adjusted net income for 2017 excludes $3,133 of tax provision resulting from the Tax Cuts and Jobs Act and $213 ($147 net of tax) of business development costs.  2016 excludes $428 ($291 net of tax) of business development costs and $823 ($560 net of tax) of income from insurance recoveries related to a fire at one of our international locations. See information included in “Non — GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to Adjusted net income and earnings per share to Adjusted net income.

EBITDA AND ADJUSTED EBITDA: EBITDA was $28,884 for 2017 compared to $29,001 for 2016.  Adjusted EBITDA was $31,123 and $30,499 for 2017 and 2016, respectively.  EBITDA and adjusted EBITDA are non-GAAP measures.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES: During 2017, we experienced growth in all of our markets except for vehicle.  Our sales for 2017 were comprised of 53% to US customers and 47% to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to a 1% volume increase and a 1% favorable currency impact.

ORDER BACKLOG:  The increase in bookings in 2017 compared to 2016 was largely due to new business opportunities in both our US and foreign locations along with increased activity from existing customers.  There were increases in orders for all of our markets.

GROSS PROFIT:  The 4% increase in gross profit was largely due to increased volume attributable to market growth.

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

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 8.5% in 2017 compared to 2016.  The increase was primarily due to the continuation of a significant development project to meet the future needs of a target market for Allied Motion.  As a percentage of revenues, engineering and development expenses were 7% for both 2017 and 2016.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $213 of business development costs during 2017 to evaluate new business opportunities.  In 2016, $428 of business development costs were incurred related to the acquisition of Heidrive and consulting expenses to evaluate new business opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization of intangible assets were consistent year over year.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 50.2% and 29.1% in 2017 and 2016, respectively.  The effective tax rate in 2017 was significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017.  Excluding the impacts due to the Tax Cuts and Jobs Act, the effective tax rate for 2017 was 30.8%, which is lower than the statutory rate primarily due to differences in foreign tax rates and the effect of recording excess tax benefits related to share based payment awards as a discrete item.

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

The Company’s calculation of EBITDA and Adjusted EBITDA for 2018, 2017 and 2016 is as follows (in thousands):

	For the year ended
	December 31,
	2018	2017	2016
Net income as reported	$15,925	$8,036	$9,078
Interest expense	2,701	2,474	6,449
Provision for income tax	4,756	8,100	3,725
Depreciation and amortization	11,576	10,274	9,749
EBITDA	34,958	28,884	29,001
Stock compensation expense	2,643	2,026	1,893
Business development costs	762	213	428
Insurance recoveries	—	—	(823)
Adjusted EBITDA	$38,363	$31,123	$30,499

Allied Motion’s management uses Adjusted net income and Adjusted diluted earnings per share to assess the Company’s consolidated financial and operating performance.  Adjusted net income and Adjusted diluted earnings per share are provided for informational purposes only and are not a measure of financial performance under generally accepted accounting principles.  These measures help management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.  Adjusted net income provides management with a measure of financial performance of the Company based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine items from the Company’s operating results.  Adjusted diluted earnings per share provides management with an indication of how Adjusted net income would be reflected on a per share basis for comparison to the GAAP diluted earnings per share measure. Adjusted net income is a key metric used by senior management and the Company’s board of directors to review the consolidated financial performance of the business.  This measure adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2018, 2017 and 2016 is as follows (in thousands except per share data):

	For the year ended
	December 31,
	2018	Per diluted share	2017	Per diluted share	2016	Per diluted share
Net income as reported	$15,925	$1.70	$8,036	$0.87	$9,078	$1.00
Non-GAAP adjustments, net of tax
Impact of the Tax Cuts and Jobs Act	(235)	(0.03)	3,133	0.34
Business development costs	586	0.06	147	0.02	291	0.03
Insurance recoveries	—	—	—	—	(560)	(0.06)
Non-GAAP adjusted net income	$16,276	$1.74	$11,316	$1.22	$8,809	$0.97

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased  by $6,917 to a balance of $8,673 at December 31, 2018 from 2017.

	Year Ended December 31,		2018 vs. 2017	Year Ended December 31,	2017 vs. 2016
	2018	2017		$2016	$
Net cash provided by operating activities	$17,452	$25,407	$(8,807)	$14,303	$11,104
Net cash used in investing activities	(91,746)	(6,201)	(85,545)	(21,393)	15,192
Net cash provided by (used in) financing activities	67,777	(20,166)	88,795	1,580	(21,746)
Effect of foreign exchange rates on cash	(400)	1,067	(1,467)	(285)	1,352
Net increase (decrease) in cash and cash equivalents	$(6,917)	$107	$(7,024)	$(5,795)	$5,902

During 2018, the decrease in cash provided by operating activities is primarily due to an increase in working capital needs to support growth in a period of tightened supply chain, primarily for trade receivables and inventories.

During 2017, the increase in cash provided by operating activities is primarily due to the beneficial cash generation provided by the addition of Heidrive, along with a working capital reduction associated with the settlement of acquired liabilities.

During 2016, the decrease in cash provided by operating activities is primarily due to an increase in working capital needs, attributable to the Heidrive acquisition. The receivables increase in 2016 reflects a shift for Heidrive from having a factoring arrangement before we acquired them to building up normal receivable balances during the year.

The cash used for investing activities in 2018 reflects the acquisition of Maval OE Steering during the first quarter and TCI during the fourth quarter.  The cash paid for these acquisitions was $77,413 net of cash acquired.  During 2018, purchases of property and equipment were higher at $14,333 compared to $6,201 for 2017 to support previously announced contract wins. During 2016, purchases of property and equipment were higher at $5,188 compared to $4,730 for 2015.

During 2017, purchases of property and equipment were higher at $6,201 compared to $5,188 for 2016.  The cash used for investing activities in 2016 reflects the acquisition of Heidrive during the first quarter.  The cash paid for the acquisition was $16,205 net of cash acquired.

The significant cash provided from financing activities during 2018 reflects the Revolver borrowings for the two acquisitions completed during the year.  During 2017, the cash used in financing activities represents the paydown of long-term debt.  The net cash provided by financing activities in 2016 reflects the refinance of our debt on October 28, 2016.  The net proceeds of $76,321 were partially offset by the use of the international revolver of $10,859 (€10,000) to finance the Heidrive acquisition in the first quarter of 2016.

During the year ended December 31, 2018, the Company paid dividends of $0.115 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2018 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$22,634	$4,102	$8,689	$3,716	$6,127
Debt Obligations (1)	122,516	—	122,516	—	—
Interest on Debt (2)	16,579	5,361	11,218	—	—
Total	$161,729	$9,463	$142,423	$3,716	$6,127

(1)              Amounts represent our debt obligations as of December 31, 2018.

(2)              Amounts represent the estimated interest payments based on the balances and applicable interest rates as of December 31, 2018.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic and Mexico, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $12,600 on our 2018 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations increased sales in 2018 compared to 2017 by approximately $4,800.

We translate all assets and liabilities of foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $3,100 for 2018 and a gain of $6,300 for 2017.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in total other expense, net amounted to a gain of $169 and a loss of $396 in 2018 and 2017, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $6,000 and $8,300 on our foreign net assets as of December 31, 2018 and 2017, respectively.

Interest Rates

Interest rates on our Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.25%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.50%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 that amortized quarterly to a notional of $6,673 at the September 2018 maturity. Neither of these interest rate swaps is currently active, one was liquidated as part of the 2016 debt refinancing and the other matured in September 2018.   In February 2017, we entered into three interest rate swaps with a combined notional amount of $40,000 that matures in February 2022.

As of December 31, 2018, we had $123,011 outstanding under the Revolving Facility, of which $40,000 is currently being hedged.  Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $83,011 of unhedged floating rate debt outstanding at December 31, 2018 would have an impact of approximately $300 on our interest expense for 2018.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the average unhedged floating rate debt outstanding during 2017 would not have a material impact on our interest expense for 2017.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of  income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 13, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 13, 2019 expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the original equipment steering business of Maval Industries, LLC (“Maval OE Steering”) and TCI, LLC (“TCI”), which were acquired on January 19, 2018 and December 6, 2018, respectively. Their combined total assets and revenues constituted approximately 31% and less than 10% of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Maval OE Steering and TCI.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 13, 2019

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Allied Motion Technologies Inc and subsidiaries

Amherst, New York

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Allied Motion Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each year in the two year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each year in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLP

March 15, 2018

Denver, Colorado

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,673	$15,590
Trade receivables, net of allowance for doubtful accounts of $530 and $341 at December 31, 2018 and 2017, respectively	43,247	31,822
Inventories	54,971	32,568
Prepaid expenses and other assets	4,003	3,460
Total current assets	110,894	83,440
Property, plant and equipment, net	48,035	38,403
Deferred income taxes	341	14
Intangible assets, net	68,354	32,073
Goodwill	52,639	29,531
Other long-term assets	5,038	4,461
Total Assets	$285,301	$187,922
Liabilities and Stockholders’ Equity
Current liabilities:
Debt obligations	$—	$461
Accounts payable	25,867	15,351
Accrued liabilities	18,722	14,270
Total current liabilities	44,589	30,082
Long-term debt	122,516	52,694
Deferred income taxes	3,860	3,609
Pension and post-retirement obligations	4,293	4,667
Other long-term liabilities	8,230	9,523
Total liabilities	183,488	100,575
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,485 and 9,427 shares issued and outstanding at December 31, 2018 and 2017, respectively	33,613	31,051
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	76,718	61,882
Accumulated other comprehensive loss	(8,518)	(5,586)
Total stockholders’ equity	101,813	87,347
Total Liabilities and Stockholders’ Equity	$285,301	$187,922

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended
(In thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Revenues	$310,611	$252,012	$245,893
Cost of goods sold	219,208	176,333	172,889
Gross profit	91,403	75,679	73,004
Operating costs and expenses:
Selling	11,807	10,979	9,986
General and administrative	32,037	24,926	24,333
Engineering and development	19,913	17,542	16,170
Business development	762	213	428
Amortization of intangible assets	3,655	3,219	3,204
Total operating costs and expenses	68,174	56,879	54,121
Operating income	23,229	18,800	18,883
Other expense (income):
Interest expense	2,701	2,474	6,449
Other (income) expense, net	(153)	190	(369)
Total other expense, net	2,548	2,664	6,080
Income before income taxes	20,681	16,136	12,803
Provision for income taxes	(4,756)	(8,100)	(3,725)
Net income	$15,925	$8,036	$9,078

Basic earnings per share:
Earnings per share	$1.72	$0.88	$1.01
Basic weighted average common shares	9,265	9,153	9,011
Diluted earnings per share:
Earnings per share	$1.70	$0.87	$1.00
Diluted weighted average common shares	9,370	9,275	9,105

Net income	$15,925	$8,036	$9,078
Other comprehensive income:
Foreign currency translation adjustment	(3,109)	6,314	(1,989)
Change in accumulated income (loss) on derivatives (1)	238	226	(3)
Pension adjustments (2)	(61)	(123)	(134)
Comprehensive income	$12,993	$14,453	$6,952

(1) Net of tax of $132 for the period ended December 31, 2018.

(2) Net of tax of $2, ($21) and $78 for the periods ended December 31, 2018, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholders’ Equity
Balances, December 31, 2015	9,276	$31,437	$(3,613)	$46,650	$(9,162)	$(27)	$(688)	$64,597
Stock transactions under employee benefit stock plans	49	839						839
Issuance of restricted stock, net of forfeitures	101	1,969	(1,968)					1
Stock compensation expense			1,893					1,893
Shares withheld for payment of employee payroll taxes	(52)	(1,054)						(1,054)
Excess tax benefit from stock based compensation arrangements								—
Comprehensive loss					(1,989)	(3)	(212)	(2,204)
Tax effect							78	78
Net income				9,078				9,078
Dividends to stockholders - $0.10 per share				(942)				(942)
Balances, December 31, 2016	9,374	33,191	(3,688)	54,786	(11,151)	(30)	(822)	72,286
Stock transactions under employee benefit stock plans	28	657						657
Issuance of restricted stock, net of forfeitures	88	2,138	(1,599)					539
Stock compensation expense			1,865					1,865
Shares withheld for payment of employee payroll taxes	(63)	(1,513)						(1,513)
Comprehensive income (loss)					6,314	226	(102)	6,438
Tax effect							(21)	(21)
Net income				8,036				8,036
Dividends to stockholders - $0.10 per share				(940)				(940)
Balances, December 31, 2017	9,427	34,473	(3,422)	61,882	(4,837)	196	(945)	87,347
Stock transactions under employee benefit stock plans	26	852						852
Issuance of restricted stock, net of forfeitures	92	3,033	(1,859)					1,174
Stock compensation expense			2,115					2,115
Shares withheld for payment of employee payroll taxes	(60)	(1,579)						(1,579)
Comprehensive income (loss)					(3,109)	370	(63)	(2,802)
Tax effect					—	(132)	2	(130)
Net income				15,925				15,925
Dividends to stockholders - $0.115 per share				(1,089)				(1,089)
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$76,718	$(7,946)	$434	$(1,006)	$101,813

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net income	$15,925	$8,036	$9,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,576	10,274	9,749
Deferred income taxes	(76)	3,713	1,770
Loss on sale of assets	19	—	—
Provision for doubtful accounts	192	39	167
Provision for excess and obsolete inventory	682	480	351
Provision for warranty	(13)	234	(138)
Write-off of debt issue costs recorded in interest expense (Note 7)	—	—	1,052
Debt issue cost amortization recorded in interest expense	148	165	380
Restricted stock compensation	2,643	2,026	1,893
Other	57	(756)	(652)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	(4,110)	(4,051)	(3,719)
(Increase) decrease in inventories	(17,327)	18	(928)
(Increase) decrease in prepaid expenses and other assets	(835)	(328)	69
Increase (decrease) in accounts payable	6,533	1,277	(956)
Increase (decrease) in accrued liabilities and other liabilities	2,038	4,280	(3,813)
Net cash provided by operating activities	$17,452	25,407	14,303

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(77,413)	—	(16,205)
Purchase of property, plant and equipment	(14,333)	(6,201)	(5,188)
Net cash used in investing activities	(91,746)	(6,201)	(21,393)

Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit	(454)	(518)	(5,709)
Principal payments of long-term debt	(13,278)	(18,389)	(67,125)
Proceeds from issuance of long-term debt	83,163	—	76,321
Payment of debt issuance costs	(72)	—	(745)
Sale of restricted stock	1,076	—	—
Dividends paid to stockholders	(1,079)	(959)	(942)
Tax withholdings related to net share settlements of restricted stock	(1,579)	(1,513)	(1,054)
Stock transactions under employee benefit stock plans	—	1,213	834
Net cash provided by (used in) financing activities	$67,777	(20,166)	1,580
Effect of foreign exchange rate changes on cash	(400)	1,067	(285)
Net (decrease) increase in cash and cash equivalents	(6,917)	107	(5,795)
Cash and cash equivalents at beginning of period	15,590	15,483	21,278
Cash and cash equivalents at end of period	$8,673	$15,590	$15,483

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$2,272	$2,261	$5,048
Income taxes	$7,014	$2,087	$1,148

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.              BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is engaged in the business of designing, manufacturing and selling controlled motion solutions, which include integrated system solutions as well as individual controlled motion products, to a broad spectrum of customers throughout the world primarily for the industrial, , automotive, medical, and aerospace and defense markets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

For business combinations, we record net assets acquired and liabilities assumed at their estimated fair values.

Cash and Cash Equivalents

Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  Activity in the allowance for doubtful accounts for 2018, 2017 and 2016 was as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$341	$362	$611
Additional reserves	192	39	167
Writeoffs	—	(61)	(414)
Effect of foreign currency translation	(3)	1	(2)
Ending balance	$530	$341	$362

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31, 2018	December 31, 2017
Parts and raw materials	$34,449	$20,509
Work-in-process	7,557	5,984
Finished goods	12,965	6,075
Inventories	$54,971	$32,568

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2018	December 31, 2017
Land		$981	$993
Building and improvements	5 - 39 years	13,054	10,678
Machinery, equipment, tools and dies	3 - 15 years	60,755	49,083
Furniture, fixtures and other	3 - 10 years	15,571	12,931
		90,361	73,685
Less accumulated depreciation		(42,326)	(35,282)
Property, plant and equipment, net		$48,035	$38,403

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

Depreciation expense was $7,921, $7,055 and $6,545 in 2018, 2017 and 2016, respectively.

Intangible Assets

Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest.  If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value.  Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets.  The Company did not record any impairment charges for the years ended December 31, 2018, 2017 and 2016.

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

At October 31, 2018, we performed our annual assessment of fair value and concluded that there was no impairment related to goodwill.  The Company did not record any impairment charges for the years ended December 31, 2018, 2017 or 2016.

Other Long-Term Assets

Other long-term assets include securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company.  These items are accounted for at fair value on a recurring basis.  Any changes in value are included in net income in the Company’s consolidated statements of income and comprehensive income.

Warranty

The Company offers warranty coverage for its products.  The length of the warranty period for its products is generally three months to two years, and varies significantly based on the product sold.  The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs.  The assumptions used to estimate warranty accruals are re-evaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted.  Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of sale.

Changes in the Company’s reserve for product warranty claims during 2018, 2017 and 2016 were as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Warranty reserve at beginning of the year	$922	$830	$780
Warranty reserves acquired	117	—	297
Provision	(13)	234	(138)
Warranty expenditures	(34)	(200)	(96)
Effect of foreign currency translation	(21)	58	(13)
Warranty reserve at end of year	$971	$922	$830

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Compensation and fringe benefits	$11,642	$7,459
Warranty reserve	971	922
Income taxes payable	1,182	2,397
Other accrued expenses	4,927	3,492
	$18,722	$14,270

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates.  Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in other comprehensive loss, a component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity.  Revenue and expense transactions use an average rate prevailing during the month of the related transaction.  Transaction gains and losses that arise

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the Technology Units (“TUs”) are included in the results of operations as incurred.

Revenue Recognition

Refer to Note 3, Revenue Recognition, for description of the Company’s policies regarding revenue recognition.

Engineering and Development Costs

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies.  Engineering and development costs are expensed as incurred.

Basic and Diluted Income per Share

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.  Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of outstanding stock awards was 106,000, 105,000 and 94,000 shares for the years 2018, 2017 and 2016, respectively.  Stock awards of 1,400, 600 and 30,700 shares were excluded from the calculation of diluted income per share for 2018, 2017 and 2016, respectively because they were antidilutive.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,231	$—	$—
Other long-term assets	3,962	—	—
Interest rate swaps	—	434	—

	December 31, 2017
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,362	$—	$—
Other long-term assets	3,929	—	—
Interest rate swaps	—	196	—

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

Income Taxes

The Tax Cuts and Jobs Act of 2017 (“Act”) was enacted in the United States on December 22, 2017.   The provisions of the Act significantly revised the U.S. Federal corporate income tax rules and reduced the corporate tax rate from 35% to 21% for 2018 and future years.  The Act also required companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.   A provisional amount was recorded in 2017 to record a reasonable estimate of the effects of the transition tax and the rate reduction on existing deferred tax balances.  As of December 31, 2018, the Company completed the accounting for the tax effects of enactment of the Act.

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

Realization of an uncertain income tax position must have a “more likely than not” probability of being sustained based on technical merits before it can be recognized in the financial statements, assuming a review by tax authorities having all relevant information and applying current conventions.  The Company does not have significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months.  Income tax related interest and penalties recognized in 2018, 2017 and 2016 are de minimus.

Pension and Postretirement Welfare Plans

The Company records the service cost component of net benefit costs in Cost of goods sold, Selling, and General and administrative expenses. The interest cost component of net benefit costs is recorded in Interest Expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets is recorded in Other (income) expense, net.

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk.  To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary.  See Note 12, Segment Information, for additional information regarding customer concentration.

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

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” which is a comprehensive new revenue recognition model. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We adopted ASU 2014-09 and its amendments on a modified retrospective basis effective January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements. A significant majority of our revenue is recorded when we invoice customers and is largely aligned with the meeting of identified performance obligations under ASU 2014-09.  There is no material change in our revenue recognition after the implementation of the standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted ASU 2017-12 in the first quarter of 2018.  The implementation did not impact our consolidated financial statements other than requiring enhanced disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments affect all companies that must determine whether they have acquired or sold a business. The amendments are intended to help companies and evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

assets and activities is a business. The new standard was effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to address a specific consequence of the Tax Cuts and Jobs Act (the “Act”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted this ASU on January 1, 2019.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” requiring lessees to recognize in the statement of financial position a lease liability, which represents the obligation to make future payments, and a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, for all leases except short-term leases. The classification of a lease as financing or operating will affect the pattern and classification of expense recognition in the statement of operations.  The new standard offers several optional practical expedients in transition. The Company plans to elect the “Package of Three,” which allows the Company to not reassess its prior conclusions regarding lease identification, lease classification and initial direct costs, and the practical expedient for short-term lease recognition exemption for all leases that qualify. Additionally, in July 2018, the FASB issued ASU 2018-11, “Leases -Targeted Improvements,” which provides an alternative transition method that allows entities to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to use this transition method.

The Company has substantially completed its evaluation of the new accounting standard and its impact on the Company’s lease portfolio. The Company believes the largest impact will be the recognition of right-of-use assets and lease liabilities on the consolidated balance sheets, as the Company’s lease portfolio primarily consists of operating leases for facilities and equipment, which are not recognized on the consolidated balance sheets under current accounting standards. The Company expects to recognize right-of-use assets and corresponding lease liabilities of approximately $15 million to $25 million at the date of adoption. The results of operations are not expected to change significantly as a result of adopting the new standard. This guidance was effective for the Company on January 1, 2019.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.              ACQUISITIONS

TCI

On December 6, 2018, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with TCI, LLC, a Wisconsin limited liability company (“TCI”), and the members of TCI (“Sellers”), pursuant to which Allied Motion acquired 100% of the issued and outstanding common units of TCI from Sellers (the “Acquisition”) in a transaction valued at $64,100.  The Acquisition consideration is subject to adjustments based on a determination of closing net working capital, cash, indebtedness and other TCI liabilities. A portion of the Acquisition consideration was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the Sellers’ indemnification obligations to Allied Motion. Cash consideration was funded from borrowings on the Company’s existing credit facilities.

The TCI acquisition broadens and strengthens the Company’s position as a leading global diversified solutions provider in the controlled motion market.  TCI has adjacent technologies and capabilities that enable more efficient and longer life solutions for motion devices in a wide variety of demanding applications.  TCI’s technology and products are expected to be a valuable addition to the Company’s expanding suite of solution offerings.

The Company incurred $413 of transaction costs related to the acquisition of TCI.  Transaction costs are included in business development expenses on the consolidated statements of income and comprehensive income.  The Company accounted for the acquisition pursuant to ASC 805, “Business Combinations.”  The preliminary  allocation of the purchase price paid for TCI is based on estimated fair values of the assets acquired and liabilities assumed of TCI as of December 6, 2018 (in thousands):

Inventory	$4,332
Accounts receivable	5,822
Other assets, net	303
Property, plant and equipment	3,464
Amortizable intangible assets	36,400
Goodwill	17,843
Current liabilities	(4,064)
Net purchase price	$64,100

The purchase price excluded any cash on hand and any debt of TCI.  The allocation of the purchase price is preliminary as the valuation of both the tangible and identifiable intangible assets is being finalized.

The intangible assets acquired consist of customer lists, technology and a trade name, which are being amortized over 16, 15 and 19 years, respectively.  Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other TUs and TCI that are expected to occur as a result of the combined engineering knowledge, the ability of each of the TUs to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize TCI’s management knowledge in providing complementary product offerings to the Company’s customers.

The goodwill resulting from the TCI acquisition is tax deductible.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Pro forma Condensed Combined Financial Information (Unaudited)

The following presents the Company’s unaudited pro forma financial information for the year ended December 31, 2018 giving effect to the acquisition of TCI as if it had occurred at January 1, 2017.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; and removal of acquisition related transaction costs.

	For the year ended
	December 31,
	2018	2017
Revenues	$351,952	$286,327
Net income	$17,830	$8,101
Diluted earnings per share	$1.90	$0.87

The pro forma adjustments do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition.  The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

Maval OE Steering

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

The following table represents the purchase price allocation and summarizes the aggregate estimated fair value of the assets acquired (in thousands):

January 19, 2018
Intangible assets	$3,870
Goodwill	6,001
Assets acquired (net of liabilities assumed)	3,441
Fair value of net assets acquired	$13,312

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.  The purchase price allocation was completed during the fourth quarter 2018.

The goodwill resulting from the Maval OE Steering acquisition is tax deductible.

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

Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

Nature of Goods and Services

The Company sells component and integrated controlled motion solutions to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors.  The Company’s products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products. The Company’s target markets include Vehicle, Medical, Aerospace & Defense and Industrial.

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  Management does not have any contracts that include a significant financing component as of December 31, 2018.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in Note 12, Segment Information, the Company’s business consists of one reportable segment. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 12, Segment Information (in thousands).

Year ended
December 31, 2018
Target Market
Vehicle	$121,864
Industrial	101,332
Medical	43,239
Aerospace & Defense	35,927
Other	8,249
Total	$310,611

Year ended
December 31, 2018
Geography
United States	$184,507
Europe	123,771
Asia	2,333
Total	$310,611

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows (in thousands):

	December 31, 2018
	Receivables	Contract Asset	Contract Liability
Opening balance	$—	$—	$719
Closing balance	—	—	533
Decrease	$—	$—	$(186)

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.              GOODWILL

The change in the carrying amount of goodwill for 2018, 2017 and 2016 is as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$29,531	$27,522	$17,757
Goodwill acquired (Note 2)	23,844	—	10,248
Effect of foreign currency translation	(736)	2,009	(483)
Ending balance	$52,639	$29,531	$27,522

The purchase price allocation is not final for the TCI acquisition.  Adjustments to the allocations may result in changes to the amounts recorded for Goodwill in future periods.

5.              INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2018			December 31, 2017
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$64,439	$(15,343)	$49,096	$38,659	$(12,721)	$25,938
Trade name	10 - 19 years	12,249	(3,305)	8,944	6,213	(2,798)	3,415
Design and technologies	10 - 15 years	13,023	(2,723)	10,300	5,147	(2,443)	2,704
Patents	17 years	24	(10)	14	24	(8)	16
Total		$89,735	$(21,381)	$68,354	$50,043	$(17,970)	$32,073

Intangible assets resulting from the acquisition of TCI were approximately $36,400 (Note 2).  The intangible assets acquired consist of customer lists, a trade name and technology.  The valuation and useful life of the purchased intangibles has not been finalized.

Intangible assets resulting from the acquisition of the Maval OE Steering business were approximately $3,870 (Note 2).  The intangible assets acquired consist of customer lists.

Total amortization expense for intangible assets for the years 2018, 2017 and 2016 was $3,655, $3,219 and $3,204, respectively.

Estimated amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Total
2019	$5,736
2020	5,736
2021	5,481
2022	5,481
2023	5,400
Thereafter	40,520
$68,354

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.              STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2018, the Company had 1,017,780 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

For the year ended December 31,	Unvested restricted stock awards	Weighted average grant date fair value	Awards with performance vesting requirements
2018	64,656	$35.89	30,603
2017	105,785	$22.56	28,025
2016	105,662	$19.99	60,153

The value at the date of award is amortized to compensation expense over the related service period, which is generally three years for time vested grants.  Short-term performance based grants can be achieved over a period of one year, and long-term performance grants can be earned through December 31, 2022.  Earned grants are then subject to either a 3 year or 5 year service period.  Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.  For performance-based awards, the Company assesses the probability of the achievement of the awards during the year and recognizes expense accordingly.

The following is a summary of restricted stock activity during years 2018, 2017 and 2016:

Balance, December 31, 2015	367,199
Awarded	105,662
Forfeited	(5,912)
Vested	(158,407)
Balance, December 31, 2016	308,542
Awarded	105,785
Forfeited	(17,676)
Vested	(174,683)
Balance, December 31, 2017	221,968
Awarded	64,656
Forfeited	(18,867)
Vested	(112,015)
Balance, December 31, 2018	155,742

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of performance based restricted stock activity during years 2018, 2017 and 2016:

Total performance grants
Outstanding, December 31, 2015	29,188
Awarded	60,153
Performance criteria met	(38,167)
Forfeited	(6,302)
Outstanding, December 31, 2016	44,872
Awarded	28,025
Performance criteria met	(7,670)
Forfeited	(27,445)
Outstanding, December 31, 2017	37,782
Awarded	30,603
Performance criteria met	(66,525)
Forfeited	(1,860)
Outstanding, December 31, 2018	—

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the February 2019, 2018 and 2017 meetings.

Share-Based Compensation Expense

Restricted Stock

During 2018, 2017 and 2016 compensation expense net of forfeitures of $2,643, $2,026 and $1,893 was respectively recorded.  As of December 31, 2018, there was $3,095 of total unrecognized compensation expense related to restricted stock awards, of which approximately $1,497 is expected to be recognized in 2019.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year.  The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2018, 2017 and 2016) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP.  Company contributions to the Plan accrued for 2018, 2017 and 2016, respectively, were $1,090, $849 and $674.  These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees.  The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match.  In 2018, 2017 and 2016 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral.  Net costs related to this defined contribution plan were $1,182, $1,090 and $1,085 in 2018, 2017 and 2016, respectively.

Dividends

For the year ended December 31, 2018, a total of $0.115 per share on all outstanding shares was declared and paid.  For the years ended December 31, 2017 and 2016 a total of $0.10 per share on all outstanding shares was declared and paid.  Total dividends paid for the years ended December 31, 2018, 2017 and 2016 were $1,079, $959 and $942, respectively.  Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

7.              DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Current Borrowings
China Credit Facility (5.3% at December 31, 2018)	$—	$461
Current borrowings	$—	$461

Long-term Debt
Revolving Credit Facility, long-term (1)	$123,010	$53,266
Unamortized debt issuance costs	(494)	(572)
Long-term debt	$122,516	$52,694

(1)  The effective rate of the Revolving Credit Facility is 3.47% at December 31, 2018.

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

On December 6, 2018, the Company and certain of its subsidiaries entered into a Second Amendment to Credit Agreement to exercise the $50 million accordion feature of its existing senior secured revolving credit facility and to add TCI as an additional guarantor. The Company’s credit facility, which matures in October 2021, increased capacity from $125 million to $175 million with the additional borrowing capacity being provided by the existing lenders.  Other terms and conditions under the credit facility remain unchanged.

Borrowings under the Revolving Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”).  At December 31, 2018, the applicable margin for LIBOR Rate borrowings was 1.25% and the applicable margin for Prime Rate borrowings was 0.50%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.125%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio (based on trailing twelve-month EBITDA) of at least 3.0:1.0 at the end of each fiscal quarter.  As provided under the Credit Agreement, the Company elected to temporarily increase the Total Leverage Ratio by 0.5x over the otherwise maximum during the twelve-month period following the TCI acquisition.  In addition to the minimum interest coverage ratio, the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.5:1.0 through December 31, 2019, 3.25:1.0 through June 30, 2020 and 3.0:1.0 thereafter. The Credit Agreement also includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction.  These covenants, which are described more fully in the Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2018.

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

Other

The China Facility provides credit of approximately $1,454 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and the lender may demand payment at any time.  The average balance for 2018 was $345 (RMB 2,250).  At December 31, 2018, there was approximately $1,454 (RMB 10,000) available under the facility.

Deferred Financing Fees

In connection with the Senior Secured Credit Facility, the Company incurred $745 of deferred financing costs in 2016.  These costs offset long-term debt in the consolidated balance sheets.  The costs are deferred and amortized over a five-year term.   Amortization of these costs is charged to interest expense in the accompanying consolidated statements of income and comprehensive income using the straight-line method.   Deferred financing fees for the previous credit agreement of $1,052 were written off to interest expense in 2016.

In conjunction with the second amendment to the credit agreement, the Company incurred $72 of deferred financing costs.  The costs are deferred and will be amortized over the remaining three-year term of the original agreement beginning in January 2019.

Deferred financing costs net of accumulated amortization were $494 as of December 31, 2018.

8.              DERIVATIVE FINANCIAL INSTRUMENTS

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the years ended December 31, 2018, 2017 and 2016.

The Company estimates that an additional $222 will be reclassified as a decrease to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018, and 2017 (in thousands):

		Asset Derivatives			Liability Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as	Balance Sheet	December 31,		Balance Sheet	December 31,
hedging instruments	Location	2018	2017	Location	2018	2017

Interest rate products	Other long-term assets	$566	$196	Other long-term liabilities	$—	$—

The tables below presents the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Derivatives in cash flow hedging	Amount of gain (loss) recognized in OCI on derivative Year ended December 31,
relationships	2018	2017
Interest rate products	$244	$(87)

Location of (gain) loss reclassified	Amount of gain (loss) reclassified from accumulated OCI into income
from accumulated OCI into	Year ended December 31,
income	2018	2017	2016
Interest expense	$(6)	$313	$108

The tables below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
Derivatives designated as		Year ended December 31,
hedging instruments	Balance Sheet Location	2018	2017	2017
Interest rate products	Other long-term assets	$2,701	$2,474	$6,449

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands).

		Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated balance	Financial	Cash collateral
2018	assets	balance sheets	sheets	instruments	received	Net amount
Derivatives	$566	$—	$566	$—	$—	$566

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Gross amounts not offset in the consolidated balance sheets
				Financial instruments	Cash collateral received	Net amount
Derivatives	$196	$—	$196	$—	$—	$196

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

9.              INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Domestic	$10,894	$8,076	$4,288
Foreign	9,787	8,060	8,515
Income before income taxes	$20,681	$16,136	$12,803

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Current provision
Domestic	$1,663	$4,750	$(70)
Foreign	3,169	2,566	2,025
Total current provision	4,832	7,316	1,955
Deferred provision
Domestic	675	925	1,438
Foreign	(751)	(141)	332
Total deferred provision	(76)	784	1,770
Provision for income taxes	$4,756	$8,100	$3,725

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Tax provision, computed at statutory rate	21.0%	35.0%	34.0%
State tax, net of federal impact	3.0%	3.6%	4.6%
Change in valuation allowance	2.8%	1.9%	0.9%
Effect of foreign tax rate differences	3.4%	(4.2)%	(6.5)%
Permanent items, other	0.8%	0.2%	(0.4)%
R&D Credit	(0.8)%	(2.2)%	(1.7)%
Restricted Stock Awards	(2.3)%	(2.6)%	(2.7)%
Effect of Tax Cuts and Jobs Act	(5.1)%	19.4%	0.0%
Other	0.2%	(0.9)%	0.9%
Provision for income taxes	23.0%	50.2%	29.1%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The provisions of the Act significantly revised the U.S. corporate income tax rules and, among other things, required companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and reduced the US federal corporate tax rate from 35% to 21%, resulting in a remeasurement of deferred tax assets and liabilities.

In 2017, the Company recorded provisional amounts for certain enactment date effects of the Act by applying the guidance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”) because the enactment date accounting for these effects had not been completed.    In 2018, the Company completed its accounting for these provisions and recorded an income tax benefit related to the enactment date effect of the Act.

In 2017 the Company recognized a provisional amount of $3,133 for the effects of the one-time transition tax and of the rate reduction on its exiting deferred tax balances.   This amount was included as a component of the provision for income taxes.   In 2018, the amount was adjusted to $2,898, resulting in a reduction to the 2018 provision for income taxes by $235.    The adjustments made to enactment date provisional amounts decreased the effective tax rate in 2018 by 1.1%

The one-time transition tax was based on total post-1986 earnings and profits (E&P) which had been previously deferred from US income taxes. In 2017, the Company recorded a provisional amount for the one-time transition tax liability resulting in a transition tax liability of $3,140 at December 31, 2017. Upon further analyses of the Act and notices and regulations issued and proposed by the US Department of Treasury and the Internal Revenue Service (IRS), the Company finalized its calculation of the transition tax liability during 2018.   As a result, the amount decreased by $17, which is included as a component of the provision for income taxes.  The Company has elected to pay its transition tax liability over the eight-year period provided in the Act.  The Company had tax return overpayments that the IRS has indicated will first be applied to the transition tax liability.  As of December 31, 2018, the remaining balance of our transition tax obligation is $1,855 which will be paid over the next several years.   This amount is included in Other long term liabilities on the consolidated balance sheet.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recorded related to the remeasurement of deferred tax balances was $(7).   Upon further analysis of certain aspects of the Act and refinement of the Company’s calculations during 2018, the Company decreased this provision amount by $218, which is included as a component of the provision for income taxes.

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Noncurrent deferred tax assets:
Employee benefit plans	$1,983	$1,896
Net operating loss and tax credit carryforwards	1,507	203
Allowances and other	983	640
Other	326	370
Total noncurrent deferred tax assets	4,799	3,109
Valuation allowance	(1,003)	(50)
Net noncurrent deferred tax assets:	$3,796	$3,059

Net noncurrent deferred tax liabilities:
Property and Equipment	$3,708	$3,001
Goodwill and Intangibles	3,188	3,398
Other	419	255
Total deferred tax liabilities	$7,315	$6,654

Net deferred tax asset/(deferred tax liability)	$(3,519)	$(3,595)

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Realization of the Company’s recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards.  The Company generated excess foreign tax credits in 2017 due to the one-time transition tax required by enactment of the Tax Cuts and Jobs Act in the amount of $0.9 million.  The Company determined it is more likely than not that it will not realize a tax benefit from these credits.   Additionally, the Company has incurred net operating losses in certain states that it is more likely than not will not be realized.  The tax effect of these losses in $0.1 million.  Therefore, the Company recognized a full valuation allowance related to these foreign tax credits and state net operating losses.

The Company has foreign operating losses that relate to a foreign subsidiary acquired in 2010. At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from these losses and credits, and therefore valued the deferred benefit at zero. At December 31, 2018, the Company believes it is more likely than not it will realize the benefits of its deferred tax assets and has recorded a full reversal of the valuation allowance related to the foreign operating losses.

The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.   The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2018.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2015. The Company is no longer subject to tax examinations in The Netherlands or Sweden for periods before 2013, in Germany for periods before 2014 and in Portugal for periods before 2015.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States.  Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States.  The Company intends to pay a one-time distribution of a portion of foreign income previously taxed in the United States.   As of December 31, 2018, foreign withholding taxes of $200 have been provided for unremitted earnings of foreign subsidiaries based on the amount of anticipated distributions.   The Company intends that this will be a one-time distribution and intends to continue to indefinitely reinvest its other foreign earnings.

10.       COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2018, the Company maintains leases for certain facilities and equipment.  The Company has entered into facility agreements, some of which contain provisions for future rent increases.  The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Minimum future rental commitments under all non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Total
2019	$4,102
2020	3,556
2021	2,847
2022	2,286
2023	2,061
Thereafter	7,782
$22,634

Rental expense was $3,566, $2,935 and $2,720 in 2018, 2017 and 2016, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Severance Benefit Agreements

As of December 31, 2018, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company.  The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business.  Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

11.       DEFERRED COMPENSATION ARRANGEMENTS

The Company has deferred compensation arrangements with certain key members of management.  These arrangements provide the Board and its committees with the ability to make contributions based on the Company’s performance and discretionary contributions based on other factors as determined by the Board and its committees.  It also allows for the participants to make certain deferrals into the plan.  The amount of the liability is comprised of liabilities from previous contributions.  Amounts accrued relating to previous periods are $3,967 and $3,934 as of December 31, 2018 and 2017, respectively, and are included in other long-term liabilities in the consolidated balance sheets.  The amount accrued as of December 31, 2017, which related to the performance contribution for 2017 was $349,  and is included in accrued liabilities on the consolidated balance sheet.

12.       SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of controlled motion products for original equipment manufacturers and end user applications.  The Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2018	2017	2016
Revenues derived from foreign subsidiaries	$126,104	$107,039	$99,061

Identifiable assets outside of the United States are $88,400 and $84,652 as of December 31, 2018 and 2017, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $146,835, $119,212 and $111,993 during 2018, 2017 and 2016, respectively.

For 2018, 2017 and 2016 one customer accounted for 19%, 18% and 19% of revenues, respectively, and as of December 31, 2018 and 2017 for 13% and 15% of trade receivables, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for each of the four quarters in years 2018 and 2017 is as follows (in thousands, except per share data):

Year 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$76,576	$79,981	$80,092	$73,962
Gross profit	22,554	23,517	23,762	21,570
Net income	4,198	4,231	4,860	2,636
Basic earnings per share	0.45	0.46	0.52	0.28
Diluted earnings per share	0.45	0.45	0.52	0.28

Year 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$61,354	$60,335	$64,968	$65,355
Gross profit	17,701	17,881	19,546	20,551
Net income	2,657	2,227	3,057	95
Basic earnings per share	0.29	0.24	0.33	0.01
Diluted earnings per share	0.29	0.24	0.33	0.01

Note:  The sum of the quarterly net income per share (basic and diluted) may differ from the annual net income per share (basic and diluted) because of differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In making our assessment of the Company’s internal control over financial reporting as of December 31, 2018, we have excluded the operations of the original equipment steering business of Maval Industries, LLC (“Maval OE Steering”) and TCI, LLC (“TCI”). We are currently assessing the control environment of these acquired businesses. Our consolidated financial statements reflect Maval OE Steering’s operations from January 19, 2018 and TCI’s results of operations from December 6, 2018.  Maval OE Steering’s and TCI’s combined revenues were less than 10% of our consolidated revenues for the year ended December 31, 2018, and their combined total assets constituted approximately 31% of the Company’s consolidated total assets as of December 31, 2018.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein under Item 8, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2018:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,017,780

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

a)                                     The following documents are filed as part of this Report:

1.                                      Consolidated Financial Statements

a)                                     Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

b)                                     Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

c)                                      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

d)                                     Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

e)                                      Notes to Consolidated Financial Statements.

f)                                       Reports of Independent Registered Public Accounting Firms.

2.                                      Financial Statement Schedules

Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

3.              Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 16, 2010.)

10.1*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 19, 2013.)

10.2*	2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 4, 2017.)

10.3*	Consulting Agreement between Richard D. Smith and Allied Motion Technologies Inc. dated January 3, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2011.)

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

10.7*

Form of Change of Control Agreement. The Company entered into such an agreement with Robert P. Maida, dated and effective as of October 1, 2012 and Michael R. Leach (effective July 7, 2015). (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2012.)

10.8*	Stock Ownership Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2015.)

10.9*

Amendment to Employment Agreement and Change of Control Agreement for Richard S. Warzala dated and effective as of December 28, 2017 between Allied Motion Technologies Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 28, 2017.)

10.10

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

10.11

First Amendment to Credit Agreement, dated as of March 28, 2017, among Allied Motion Technologies, Inc. and Allied Motion Technologies B.V., as borrowers, HSBC Bank USA, National Association, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 3, 2017.)

10.12

Second Amendment to Credit Agreement, dated December 5, 2018, among HSBC Bank USA, National Association as Administrative Agent, the lenders (as defined in the Credit Agreement) and Allied Motion Technologies Inc. and Allied Motions Technologies B.V., as borrowers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2018.)

10.13

Unit Purchase Agreement by and among Allied Motion Technologies Inc., TCI, LLC and its Members dated December 6, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 11, 2018.)

21	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

23.2	Consent of EKS&H LLP (filed herewith).

Exhibit No.	Subject
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Allied Motion Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

*                                         Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach
Chief Financial Officer

Date:	March 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 13, 2019
Richard S. Warzala

/s/ MICHAEL R. LEACH	Chief Financial Officer	March 13, 2019
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 13, 2019
Richard D. Federico

/s/ LINDA P. DUCH	Director	March 13, 2019
Linda P. Duch

/s/ GERALD J. LABER	Director	March 13, 2019
Gerald J. Laber

/s/ RICHARD D. SMITH	Director	March 13, 2019
Richard D. Smith

/s/ JAMES J. TANOUS	Director	March 13, 2019
James J. Tanous

/s/ TIMOTHY T. TEVENS	Director	March 13, 2019
Timothy T. Tevens

/s/ MICHAEL R. WINTER	Director	March 13, 2019
Michael R. Winter