Form 10-Q
period 2019-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2019-05-01
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Number of Shares of the only class of Common Stock outstanding:  9,607,081 as of May 1, 2019

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,184	$8,673
Trade receivables, net of allowance for doubtful accounts of $560 and $530 at March 31, 2019 and December 31, 2018, respectively	53,795	43,247
Inventories	52,962	54,971
Prepaid expenses and other assets	3,733	4,003
Total current assets	120,674	110,894
Property, plant and equipment, net	48,083	48,035
Deferred income taxes	424	341
Intangible assets, net	66,788	68,354
Goodwill	52,362	52,639
Right of use asset	18,978	—
Other long-term assets	4,708	5,038
Total Assets	$312,017	$285,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,225	$25,867
Accrued liabilities	18,944	18,722
Total current liabilities	45,169	44,589
Long-term debt	129,051	122,516
Deferred income taxes	3,604	3,860
Pension and post-retirement obligations	4,316	4,293
Right of use liability	15,818	—
Other long-term liabilities	7,261	8,230
Total liabilities	205,219	183,488
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,607 and 9,485 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	35,564	33,613
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	80,901	76,718
Accumulated other comprehensive loss	(9,667)	(8,518)
Total stockholders’ equity	106,798	101,813
Total Liabilities and Stockholders’ Equity	$312,017	$285,301

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenues	$93,896	$76,576
Cost of goods sold	66,234	54,022
Gross profit	27,662	22,554
Operating costs and expenses:
Selling	4,093	2,697
General and administrative	8,950	7,456
Engineering and development	5,807	4,955
Business development	53	151
Amortization of intangible assets	1,432	884
Total operating costs and expenses	20,335	16,143
Operating income	7,327	6,411
Other expense (income):
Interest expense	1,180	614
Other (income) expense, net	(18)	106
Total other expense, net	1,162	720
Income before income taxes	6,165	5,691
Provision for income taxes	(1,695)	(1,493)
Net income	$4,470	$4,198

Basic earnings per share:
Earnings per share	$0.48	$0.45
Basic weighted average common shares	9,340	9,251
Diluted earnings per share:

Earnings per share	$0.48	$0.45
Diluted weighted average common shares	9,375	9,325

Net income	$4,470	$4,198

Foreign currency translation adjustment	(887)	1,687
Income (loss) on derivatives	(262)	604
Comprehensive income	$3,321	$6,489

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$33,613	$76,718	$(8,518)	$101,813
Stock transactions under employee benefit stock plans	27	1,088		1,088			1,088
Issuance of restricted stock, net of forfeitures	96	4,059	(3,729)	330			330
Stock compensation expense			596	596			596
Shares withheld for payment of employee payroll taxes	(1)	(63)		(63)			(63)
Foreign currency translation adjustments						(887)	(887)
Accumulated income (loss) on derivatives						(343)	(343)
Tax effect of derivative transactions						81	81
Net income					4,470		4,470
Dividends to stockholders - $.03					(287)		(287)
Balances, March 31, 2019	9,607	$41,863	$(6,299)	$35,564	$80,901	$(9,667)	$106,798

	Common Stock					Accumulated
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	9,427	$34,473	$(3,422)	$31,051	$61,882	$(5,586)	$87,347
Stock transactions under employee benefit stock plans	26	849		849			849
Issuance of restricted stock, net of forfeitures	30	1,582	(1,582)	—			—
Stock compensation expense			460	460			460
Shares withheld for payment of employee payroll taxes	(1)	(34)		(34)			(34)
Foreign currency translation adjustments						1,687	1,687
Accumulated income (loss) on derivatives						604	604
Net income					4,198		4,198
Balances, March 31, 2018	9,482	$36,870	$(4,544)	$32,326	$66,080	$(3,295)	$95,111

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$4,470	$4,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,659	2,791
Deferred income taxes	(297)	2,822
Stock compensation expense	674	496
Debt issue cost amortization recorded in interest expense	43	37
Other	347	609
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(10,941)	(8,231)
Inventories	1,291	(3,887)
Prepaid expenses and other assets	(161)	(1,408)
Accounts payable	490	5,479
Accrued liabilities	(2,014)	(1,211)
Net cash (used in) provided by operating activities	(2,439)	1,695

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,505)	(2,222)
Cash paid for acquisitions	—	(13,312)
Net cash used in investing activities	(2,505)	(15,534)

Cash Flows From Financing Activities:
Borrowings on long term debt	6,568	14,500
Principal payments of long-term debt	—	(4,350)
Stock transactions under employee benefit stock plans	(63)	849
Net cash provided by financing activities	6,505	10,999
Effect of foreign exchange rate changes on cash	(50)	253
Net increase (decrease) in cash and cash equivalents	1,511	(2,587)
Cash and cash equivalents at beginning of period	8,673	15,590
Cash and cash equivalents at end of period	$10,184	$13,003

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.              BASIS OF PREPARATION AND PRESENTATION

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is engaged in the business of designing, manufacturing and selling controlled motion solutions, which include integrated system solutions as well as individual controlled motion products, to a broad spectrum of customers throughout the world primarily for the industrial, automotive, medical, and aerospace and defense markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 that was previously filed by the Company.

Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the 2019 presentation.

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

Pro forma Condensed Combined Financial Information

The following presents the Company’s unaudited pro forma financial information for the three months ended March 31, 2018 giving effect to the acquisition of TCI as if it had occurred at January 1, 2018.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; and removal of acquisition related transaction costs.

March 31, 2018
Revenues	$86,989
Net income	$4,544
Diluted earnings per share	$0.49

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

The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for monetary consideration from the customer.  The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgment as the contract with the customer. For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  Management does not have any contracts that include a significant financing component as of March 31, 2019.

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

	For the three months ended
	March 31,
	2019	2018
Target Market
Vehicle	$33,596	$32,162
Industrial	31,311	23,892
Medical	12,410	10,644
Aerospace & Defense	11,253	7,811
Other	5,326	2,067
Total	$93,896	$76,576

	For the three months ended
	March 31,
	2019	2018
Geography
United States	$59,314	$44,170
Europe	34,167	31,831
Asia	412	574
Other	3	1
Total	$93,896	$76,576

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows (in thousands):

	Receivables	Contract Asset	Contract Liability
Opening balance at 1/1/2019	$—	$—	$533
Closing balance at 3/31/2019	—	—	442
Increase/(Decrease)	$—	$—	$(91)

	Receivables	Contract Asset	Contract Liability
Opening balance at 1/1/2018	$—	$—	$719
Closing balance at 3/31/2018	—	—	702
Increase/(Decrease)	$—	$—	$(17)

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

4.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	March 31, 2019	December 31, 2018
Parts and raw materials	$33,511	$34,449
Work-in-process	7,917	7,557
Finished goods	11,534	12,965
	52,962	54,971

5.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$977	$981
Building and improvements	13,092	13,054
Machinery, equipment, tools and dies	62,700	60,755
Furniture, fixtures and other	15,623	15,571
	92,392	90,361
Less accumulated depreciation	(44,309)	(42,326)
Property, plant and equipment, net	$48,083	$48,035

Depreciation expense was approximately $2,227 and $1,907 for the quarters ended March 31, 2019 and 2018, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.              GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2019 and year ended December 31, 2018 is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Beginning balance	$52,639	$29,531
Adjustment to or acquisition of goodwill (Note 2)	35	23,844
Effect of foreign currency translation	(312)	(736)
Ending balance	$52,362	$52,639

7.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2019			December 31, 2018
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$64,316	$(16,297)	$48,019	$64,439	$(15,343)	$49,096
Trade name	10 - 19 years	12,222	(3,502)	8,720	12,249	(3,305)	8,944
Design and technologies	10 - 15 years	12,928	(2,893)	10,035	13,023	(2,723)	10,300
Patents	17 years	24	(10)	14	24	(10)	14
Total		$89,490	$(22,702)	$66,788	$89,735	$(21,381)	$68,354

Intangible assets resulting from the acquisition of TCI were approximately $36,400 (Note 2). The intangible assets acquired consist of customer lists, a trade name and technology. The valuation and useful life of the purchased intangibles has not been finalized.

Intangible assets from the acquisition of the Maval OE Steering business were approximately $3,870 (Note 2). The intangible assets acquired consist of customer lists.

Amortization expense for intangible assets was $1,432 and $884 for the quarters ended March 31, 2019 and March 31, 2018, respectively.

Estimated future intangible asset amortization expense as of March 31, 2019 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2019	$4,289
2020	5,719
2021	5,470
2022	5,470
2023	5,389
2024	5,087
Thereafter	35,364
Total estimated amortization expense	$66,788

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

Restricted Stock

For the quarter ended March 31, 2019, 97,430 shares of unvested restricted stock were awarded at a weighted average market value of $42.24.  Of the restricted shares granted, 76,629 shares have performance-based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the quarter ended March 31, 2019:

Number of shares
Outstanding at beginning of period	155,712
Awarded	97,430
Vested	(52,872)
Forfeited	(1,785)
Outstanding at end of period	198,485

Stock based compensation expense, net of forfeitures, of $674 and $496 was recorded for the quarters ended March 31, 2019 and 2018, respectively.

9.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Compensation and fringe benefits	$6,685	$11,642
Warranty reserve	960	971
Income taxes payable	2,049	1,182
Right of use liability	3,530	—
Other accrued expenses	5,720	4,927
	$18,944	$18,722

10.       DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Long-term Debt
Revolving Credit Facility, long-term (1)	$129,502	$123,010
Unamortized debt issuance costs	(451)	(494)
Long-term debt	$129,051	$122,516

(1)  The effective rate of the Revolver is 4.26% at March 31, 2019.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Senior Secured Revolving Credit Facility

On October 28, 2016, the Company entered into a $125,000 revolving credit facility (the “Revolving Credit Facility”), with an initial term of five years.

On December 6, 2018, the Company and certain of its subsidiaries entered into a Second Amendment to Credit Agreement to exercise the $50 million accordion feature of its existing senior secured revolving credit facility and to add TCI as an additional guarantor. The Company’s credit facility, which matures in October 2021, increased capacity from $125 million to $175 million with the additional borrowing capacity being provided by the existing lenders.  Other terms and conditions under the credit facility remain unchanged. At March 31, 2019 there was approximately $45,498 available under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”).  At March 31, 2019, the applicable margin for LIBOR Rate borrowings was 2.00% and the applicable margin for Prime Rate borrowings was 1.00%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.220%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all or substantially all of its assets. The Company was in compliance with all covenants at March 31, 2019.

Other

The China Credit Facility provides credit of approximately $1,490 (Chinese Renminbi 10,000) (“the China Facility”).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  There have been no borrowings during 2019 and there is no balance in the China Facility at March 31, 2019.  There were no borrowings during the fourth quarter of 2018 and therefore no balance in the China Facility as of December 31, 2018.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended March 31, 2019 and 2018.

The Company estimates that an additional $160 will be reclassified as a decrease to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

		Asset Derivatives			Liability Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate products	Other long-term assets	$223	$566	Other long-term liabilities	$—	$—

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the quarters ended March 31, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative
Derivatives in cash flow hedging	Three months ended March 31,
relationships	2019	2018
Interest rate products	$(210)	$568

Location of (gain) loss	Amount of (gain) loss reclassified from accumulated OCI into income
reclassified from accumulated	Three months ended March 31,
OCI into income	2019	2018
Interest expense	$52	$(36)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018:

		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
Derivatives designated as	Balance Sheet	Three months ended March 31,
hedging instruments	Location	2019	2018
Interest rate products	Other assets	$1,180	$614

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets.

	Gross amounts	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
As of March 31, 2019	of recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$223		$223			$223

		Gross amounts offset in the	Net amounts of assets presented in the	Gross amounts not offset in the condensed consolidated
As of	Gross amounts	condensed	condensed	balance sheets
December 31, 2018	of recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$566	$—	$566	$—	$—	$566

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3
Assets
Pension plan assets	$5,603	$—	$—
Other long-term assets	4,340	—	—
Interest rate swaps	—	223	—

	December 31, 2018
	Level 1	Level 2	Level 3
Assets
Pension plan assets	$5,231	$—	$—
Other long-term assets	3,962	—	—
Interest rate swaps	—	434	—

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

The effective income tax rate as a percentage of income before income taxes was 27.5% and 26.2% in the first quarter 2019 and 2018, respectively. The effective tax rate is net of a discrete tax benefit of (1.8%) and (2.3%), rate for the first quarters of 2019 and 2018 respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.

The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income.    The increase in the effective income tax rate as a percentage of income before income taxes from first quarter 2018 to 2019 is a result of limited deductibility of Executive Compensation and Global Intangible Low-Taxed Income, both of which are on-going provisions of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

Refer to Note 19 — Recent Accounting Pronouncements for discussion of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

14.       LEASES

Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), requires the Company to recognize a right of use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months.  Refer to Note 19 — Recent Accounting Pronouncements for discussion on the adoption of Topic 842.

The Company has operating leases for office space, manufacturing equipment, computer equipment and automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

For the quarter ended March 31, 2019, the components of operating lease expense were as follows (in thousands):

March 31, 2019
Fixed operating lease expense	$1,016
Variable operating lease expense	39
1,055

Supplemental cash flow information related to the Company’s operating leases for the three-month period ended March 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating leases	$1,031
ROU assets obtained in exchange for operating lease obligations	20,466

The following table presents the lease balances within the Condensed Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of March 31,2019 (in thousands except for the weighted average remaining lease term and weighted average discount rate):

Lease assets and liabilities	Classification	Amount
Assets:
Right of use asset	Other long-term assets	$18,978

Liabilities:
Current
Right of use liability, current	Accrued liabilities	$3,530
Long-term
Right of use liability, long-term	Other long-term liabilities	15,818
Total ROU lease liabilities		$19,348

Weighted average remaining lease term		9 years
Weighted average discount rate		3.0%

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019 (in thousands):

2020	$4,036
2021	3,331
2022	2,703
2023	2,185
2024	1,930
Thereafter	7,316
Total undiscounted cash flows	21,501
Less: present value discount	(2,153)
Total lease liabilities	$19,348

As of March 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

15.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended March 31, 2019 and 2018 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2018	$(1,006)	$434	$(7,946)	$(8,518)
Unrealized loss on cash flow hedges	—	(210)	—	(210)
Amounts reclassified from AOCI	—	(52)	—	(52)
Foreign currency translation loss	—	—	(887)	(887)
At March 31, 2019	$(1,006)	$172	$(8,833)	$(9,667)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2017	$(945)	$196	$(4,837)	$(5,586)
Unrealized loss on cash flow hedges	—	568	—	568
Amounts reclassified from AOCI	—	36	—	36
Foreign currency translation gain	—	—	1,687	1,687
At March 31, 2018	$(945)	$800	$(3,150)	$(3,295)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

16.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.030 per share in the first quarter of 2019 and $0.025 per share in the first quarter of 2018.  Total dividends declared were $287 and $230 in the first quarter of 2019 and 2018, respectively.  The declared dividends were paid in April 2019 and 2018, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended
	March 31,
	2019	2018
Basic weighted average shares outstanding	9,340	9,251
Dilutive effect of equity awards	35	74
Diluted weighted average shares outstanding	9,375	9,325

For the three months ended March 31, 2019 and 2018, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

18.       SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of controlled motion products for original equipment manufacturers and end user applications. The Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services in which the entity holds material assets and reports revenue.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended
	March 31,
	2019	2018
Revenues derived from foreign subsidiaries	$34,579	$32,405

Identifiable foreign assets were $91,478 and $88,400 as of March 31, 2019 and December 31, 2018, respectively.Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $43,680 and $36,302 during the quarters ended March 31, 2019 and 2018, respectively.

For first quarter 2019 and 2018, one customer accounted for 16% and 21% of revenues, respectively.  As of March 31, 2019, and December 31, 2018 this customer represented 20% and 13% of trade receivables, respectively.

19.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (the “Act”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheet but did not have a significant impact on the Company’s consolidated net income and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities, when the likelihood of renewal is not probable.

As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $19,728 and operating lease liabilities of $20,350 as of January 1, 2019, primarily related to real estate, equipment and automobile leases, based on the present value of the future lease payments on the date of adoption. Refer to Note 14 - Leases for the additional disclosures required by ASC 842.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments and deferred rent liabilities. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a single lease component.

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”, which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.

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

Financial overview

Acquisitive and organic growth across all the Company’s served markets led to leveraging of costs and expansion of margins.  Excluding the unfavorable effects of foreign currency exchange (“FX”) of $3,140, first quarter revenue was $97,036, up 26.7%.  Revenue excluding foreign currency exchange impacts is a non-gaap measurement.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of revenue to revenue excluding foreign currency exchange impacts.

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

Operating Results

Quarter ended March 31, 2019 compared to quarter ended March 31, 2018

	For the quarter ended		2019 vs. 2018
	March 31,		Variance
(in thousands)	2019	2018	$	%
Revenues	$93,896	$76,576	$17,320	23%
Cost of goods sold	66,234	54,022	12,212	23%
Gross profit	27,662	22,554	5,108	23%
Gross margin percentage	29.5%	29.5%
Operating costs and expenses:
Selling	4,093	2,697	1,396	52%
General and administrative	8,950	7,456	1,494	20%
Engineering and development	5,807	4,955	852	17%
Business development	53	151	(98)	(65)%
Amortization of intangible assets	1,432	884	548	62%
Total operating costs and expenses	20,335	16,143	4,192	26%
Operating income	7,327	6,411	916	14%
Interest expense	1,180	614	566	92%
Other (income) expense	(18)	106	(124)	(117)%
Total other expense	1,162	720	442	61%
Income before income taxes	6,165	5,691	474	8%
Provision for income taxes	(1,695)	(1,493)	(202)	14%
Net Income	$4,470	$4,198	$272	6%

Effective tax rate	27.5%	26.2%	1%	5%
Diluted earnings per share	$0.48	$0.45	$0.03	7%
Bookings	$93,744	$80,699	$13,045	16%
Backlog	$130,646	$107,321	$23,325	22%

NET INCOME:  Net income increased during the first quarter 2019 compared to the first quarter 2018 reflecting a significant increase in revenues partially offset by increased selling and general and administrative costs to support growth.  Gross margins and operating margins were muted by some atypical events within our supply chain and production cycles supporting manufacturing development and customer requirements for new contracts that are beginning to ramp-up in 2019.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $11,004 for the first quarter of 2019 compared to $9,096 for the same quarter last year.  Adjusted EBITDA was $11,731 and $9,743 for the first quarters of 2019 and 2018, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased sales in all our served markets as well as contributions from the TCI acquisition made in December 2018.

Sales to U.S. customers were 54% of total sales for the first quarter 2019 compared with 53% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to an 27% volume increase offset by a 4% unfavorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in bookings in the first quarter of 2019 compared to the first quarter of 2018 is largely due to organic growth across all of the major markets served by the company. The acquisition of TCI in late 2018 contributes to the increased bookings in 2019. The increase in backlog as of March 31, 2019, compared to at March 31, 2018 was attributable to the same factors.

GROSS MARGIN:  Gross margin remained consistent at 29.5% for the first quarters of 2019 and 2018 however 2019 was negatively impacted by some atypical events within our supply chain and production cycles as referenced earlier. The first event relates to an increase in pricing from a supplier who is discontinuing operations and subsequently increased their prices for any new orders through the first half of 2019.  The second item was the timing of investment into tooling and prototype samples related to new Vehicle market programs.  Both impacts are expected to moderate over the coming quarters.

SELLING EXPENSES:  Selling expenses increased in the first quarter of 2019 compared to the same period of 2018. This was attributable to higher commissioned sales and the additional selling organizations associated with the Maval OE Steering and TCI acquisitions.  Selling expenses as a percentage of revenues were 4.4% in the first quarter of 2019 compared to 3.5% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 20% in the first quarter 2019 from the first quarter 2018 largely due to the acquisitions of Maval OE Steering and TCI along with higher stock compensation and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses decreased 20 basis points to 9.5% for the quarter ended March 31, 2019 compared to 9.7% for the same period in 2018.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 17.2% in the first quarter of 2019 compared to the same quarter last year, however decreased as a percentage of sales.  The increase in expenses is primarily due to added resources (headcount and consulting), the continued ramp up of development projects to meet the future needs of customers and target markets along with the engineering resources associated with the acquired businesses in 2018. As a percentage of revenues, engineering and development expenses were 6.2% and 6.5% for the first quarters of 2019 and 2018, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $53 of business development costs in the first quarter 2019 compared to $151 of business development costs in the first quarter last year. The costs in 2019 relate to activity from the December 2018 acquisition of TCI.  The costs in first quarter 2018 were related to the acquisition of the Maval OE Steering business and activity associated with other M&A opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 62% to $1,432 in the first quarter of 2019 compared to the first quarter of 2018 due to the increase in intangible assets from the acquisition of TCI.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 27.5% and 26.2% in the first quarter 2019 and 2018, respectively.  The effective tax rate is net of a discrete tax benefit of (1.8%) and (2.3%), rate for the first quarters of 2019 and 2018 respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income.

Non-GAAP Measures

Revenue excluding foreign currency exchange impacts, EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under GAAP.

Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results; in particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature.  These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for revenue and net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  In addition, supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP.

The Company believes that revenue excluding foreign currency exchange impacts is a useful measure in analyzing organic sales results.  The Company excludes the effect of currency translation from revenue for this measure because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The portion of revenue attributable to currency translation is calculated as the difference between the current period revenue and the current period revenue after applying foreign exchange rates from the prior period.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the quarter ended March 31, 2019 is as follows:

For the quarter ended
March 31, 2019
Revenue as reported	$93,896
Currency impact	3,140
Revenue excluding foreign currency exchange impacts	$97,036

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended March 31, 2019 and 2018 is as follows (in thousands):

	For the three months ended
	March 31,
	2019	2018
Net income as reported	$4,470	$4,198
Interest expense	1,180	614
Provision for income tax	1,695	1,493
Depreciation and amortization	3,659	2,791
EBITDA	11,004	9,096
Stock compensation expense	674	496
Business development costs	53	151
Adjusted EBITDA	$11,731	$9,743

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $1,511 to a balance of $10,184 at March 31, 2019 from December 31, 2018.

	Quarter ended March 31,		2019 vs. 2018
	2019	2018	$
Net cash (used in) provided by operating activities	$(2,439)	$1,695	$(4,134)
Net cash used in investing activities	(2,505)	(15,534)	13,029
Net cash provided by financing activities	6,505	10,999	(4,494)
Effect of foreign exchange rates on cash	(50)	253	(303)
Net increase (decrease) in cash and cash equivalents	$1,511	$(2,587)	$4,098

During the first quarter of 2019, the decrease in cash provided by operating activities is primarily due to an increase in working capital needs to support the sequential quarter, primarily for trade receivables.

The significant cash used in investing activities in the first quarter 2018 reflects the acquisition the Maval OE Steering business. Purchases of property and equipment were $2,505 during the first quarter 2019 compared to $2,222 for the first quarter 2018. Capital expenditures are expected to increase for the remainder of 2019 to support our continued growth. The Company expects to invest between $15 million and $18 million in capital expenditures during 2019.

During 2019, the Company utilized revolver borrowings to fund working capital to support the growth seen from fourth quarter 2018 along with the payment of annual incentive compensation amounts.  The cash used in financing activities in first quarter 2018 reflects the use of the revolver to partially finance the acquisition of the Maval OE Steering business.  At March 31, 2019, we had $129,502 of obligations under the Revolving Facility excluding the unamortized debt issue costs.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at March 31, 2019.

As of March 31, 2019, the amount available to borrow under the Credit Agreement was approximately $45,498.  The Credit Agreement matures in October 2021.

There were no borrowings for the China Facility balance during the quarter ended March 31, 2019.

The Company declared dividends of $0.030 per share during the first quarter 2019 and $0.025 per share during the first quarter of 2018.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,500 on our first quarter 2019 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2019 decreased sales in comparison to quarter ended March 31, 2018 by approximately $3,100.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $900 and a gain of approximately $600 for the first quarter of 2019 and 2018, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to approximately a loss of $100 and $138 for the first quarters of 2019 and 2018, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $6,700 on our foreign net assets as of March 31, 2019.

Interest Rates

Interest rates on our Revolving Facility are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 2.0%) or the Prime Rate plus a margin of 0% to 1.25% (currently 1.0%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During October 2013, the Company entered into two interest rate swaps with a combined notional of $25,000 that amortized quarterly to a notional of $6,673 at the September 2018 maturity. Neither of these interest rate swaps is currently active, one was liquidated as part of the 2016 debt refinancing and the other matured in September 2018.   In February 2017, we entered into three interest rate swaps with a combined notional of $40,000 that matures in February 2022.

As of March 31, 2019, we had $129,502 outstanding under the Revolving Facility, of which $40,000 is currently being hedged.  Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $85,462 of unhedged floating rate debt outstanding at March 31, 2019 would have approximately a $200 impact on our interest expense for the first quarter of 2019.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2018, except to the extent factual information disclosed elsewhere in this form 10-Q relates to such risk factors.  For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2018 Annual Report in Form 10-K.

Item 5.  Other Information

The Company held its annual stockholders’ meeting on May 1, 2019.  At the annual meeting, the stockholders of the Company (i) elected the seven director nominees, (ii) approved, on an advisory basis, the compensation awarded to the Company’s Named Executive Officers, (iii) ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2018 fiscal year.

The results of the voting for the seven director nominees were as follows:

Nominee	For	Against	Abstentions	Broker Non-votes
Linda P. Duch	7,005,813	30,398	3,382	1,472,228
Richard D. Federico	6,983,785	52,428	3,380	1,472,228
Gerald J. Laber	7,002,833	33,380	3,380	1,472,228
Richard D. Smith	7,005,275	31,619	2,699	1,472,228
James J. Tanous	6,985,050	51,162	3,381	1,472,228
Richard S. Warzala	6,992,487	46,188	918	1,472,228
Michael R. Winter	6,985,576	50,612	3,405	1,472,228

The results for the advisory vote on executive compensation were as follows:

For	Against	Abstentions	Broker Non-Votes
6,926,031	99,446	14,116	1,472,228

The results for the advisory vote on the frequency of future advisory votes on executive compensation:

1 Year	2 Years	3 Years	Abstentions	Broker Non-Votes
6,590,759	11,309	430,960	6,565	1,472,228

The results of the voting for the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2019 fiscal year were as follows:

For	Against	Abstentions
8,466,691	35,610	9,520

Item 6.         Exhibits

(a)                           Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 1, 2019	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer