Form 10-Q
period 2019-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2019-08-01
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission File Number 0-04041

ALLIED MOTION TECHNOLOGIES INC.

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Commerce Drive, Amherst, New York	14228
(Address of principal executive offices)	(Zip Code)

(716) 242-8634

(Registrant’s Telephone Number, Including Area Code)

(Former Address, if Changed Since Last Report)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	AMOT	NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

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

Number of Shares of the only class of Common Stock outstanding:  9,599,859 as of August 1, 2019

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,463	$8,673
Trade receivables, net of allowance for doubtful accounts of $555 and $530 at June 30, 2019 and December 31, 2018, respectively	51,799	43,247
Inventories	52,420	54,971
Prepaid expenses and other assets	4,201	4,003
Total current assets	118,883	110,894
Property, plant and equipment, net	49,780	48,035
Deferred income taxes	506	341
Intangible assets, net	65,446	68,354
Goodwill	53,153	52,639
Right of use asset	18,164	—
Other long-term assets	4,618	5,038
Total Assets	$310,550	$285,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	25,032	25,867
Accrued liabilities	20,142	18,722
Total current liabilities	45,174	44,589
Long-term debt	123,288	122,516
Deferred income taxes	3,516	3,860
Pension and post-retirement obligations	4,328	4,293
Right of use liability	15,206	—
Other long-term liabilities	7,838	8,230
Total liabilities	199,350	183,488
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,600 and 9,485 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	35,697	33,613
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	85,058	76,718
Accumulated other comprehensive loss	(9,555)	(8,518)
Total stockholders’ equity	111,200	101,813
Total Liabilities and Stockholders’ Equity	$310,550	$285,301

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$92,630	$79,981	$186,526	$156,557
Cost of goods sold	64,208	56,464	130,442	110,486
Gross profit	28,422	23,517	56,084	46,071
Operating costs and expenses:
Selling	4,136	2,943	8,229	5,640
General and administrative	9,569	8,336	18,519	15,792
Engineering and development	5,676	4,963	11,483	9,918
Business development	3	165	56	316
Amortization of intangible assets	1,430	878	2,862	1,762
Total operating costs and expenses	20,814	17,285	41,149	33,428
Operating income	7,608	6,232	14,935	12,643
Other expense (income):
Interest expense	1,435	602	2,615	1,216
Other (income) expense, net	(1)	(200)	(19)	(94)
Total other expense, net	1,434	402	2,596	1,122
Income before income taxes	6,174	5,830	12,339	11,521
Provision for income taxes	(1,729)	(1,599)	(3,424)	(3,092)
Net income	$4,445	$4,231	$8,915	$8,429

Basic earnings per share:
Earnings per share	$0.47	$0.46	$0.95	$0.91
Basic weighted average common shares	9,408	9,268	9,378	9,241
Diluted earnings per share:

Earnings per share	$0.47	$0.45	$0.95	$0.90
Diluted weighted average common shares	9,456	9,356	9,419	9,321

Net income	$4,445	$4,231	$8,915	$8,429

Foreign currency translation adjustment	548	(3,532)	(339)	(1,845)
(Loss) income on derivatives	(436)	247	(698)	851
Comprehensive income	$4,557	$946	$7,878	$7,435

See accompanying notes to condensed consolidated financial statements

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Accumlated
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$33,613	$76,718	$(8,518)	$101,813
Stock transactions under employee benefit stock plans	27	1,088		1,088			1,088
Issuance of restricted stock, net of forfeitures	96	4,059	(3,729)	330			330
Stock-based compensation expense			596	596			596
Shares withheld for payment of employee payroll taxes	(1)	(63)		(63)			(63)
Foreign currency translation adjustments						(887)	(887)
Accumulated loss on derivatives						(343)	(343)
Tax effect of derivative transactions						81	81
Net income					4,470		4,470
Dividends to stockholders - $0.03 per share					(287)		(287)
Balances, March 31, 2019	9,607	$41,863	$(6,299)	$35,564	$80,901	$(9,667)	$106,798
Issuance of restricted stock, net of forfeitures	11	416	(416)	—			—
Stock-based compensation expense			780	780			780
Shares withheld for payment of employee payroll taxes	(18)	(647)		(647)			(647)
Foreign currency translation adjustments						548	548
Accumulated loss on derivatives						(564)	(564)
Tax effect of derivative transactions						128	128
Net income					4,445		4,445
Dividends to stockholders - $0.03 per share					(288)		(288)
Balances, June 30, 2019	9,600	$41,632	$(5,935)	$35,697	$85,058	$(9,555)	$111,200

	Common Stock					Accumlated
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	9,427	$34,473	$(3,422)	$31,051	$61,882	$(5,586)	$87,347
Stock transactions under employee benefit stock plans	26	849		849			849
Issuance of restricted stock, net of forfeitures	30	1,582	(1,582)	—			—
Stock-based compensation expense			460	460			460
Shares withheld for payment of employee payroll taxes	(1)	(34)		(34)			(34)
Foreign currency translation adjustments						1,687	1,687
Accumulated loss on derivatives						604	604
Net income					4,198		4,198
Balances, March 31, 2018	9,482	$36,870	$(4,544)	$32,326	$66,080	$(3,295)	$95,111
Stock transactions under employee benefit stock plans	1	2		2			2
Issuance of restricted stock, net of forfeitures	7	311	(311)	—			—
Stock-based compensation expense			542	542			542
Shares withheld for payment of employee payroll taxes	(15)	(555)		(555)			(555)
Foreign currency translation adjustments						(3,532)	(3,532)
Accumulated loss on derivatives						247	247
Net income					4,231		4,231
Dividends to stockholders - $0.055 per share					(521)		(521)
Balances, June 30, 2018	9,475	$36,628	$(4,313)	$32,315	$69,790	$(6,580)	$95,525

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$8,915	$8,429
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,327	5,622
Deferred income taxes	(491)	(282)
Stock compensation expense	1,540	1,094
Debt issue cost amortization recorded in interest expense	87	74
Other	(166)	133
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(8,692)	(7,639)
Inventories	1,973	(6,840)
Prepaid expenses and other assets	(289)	(504)
Accounts payable	(795)	5,788
Accrued liabilities	(557)	1,511
Net cash provided by operating activities	8,852	7,386

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,401)	(5,555)
Cash paid for acquisition, net of cash acquired	—	(13,312)
Net cash used in investing activities	(6,401)	(18,867)

Cash Flows From Financing Activities:
Borrowings on long-term debt	7,695	14,252
Principal payments of long-term debt	(7,000)	(2,500)
Dividends paid to stockholders	(605)	(522)
Stock transactions under employee benefit stock plans	(710)	261
Net cash (used in) provided by financing activities	(620)	11,491
Effect of foreign exchange rate changes on cash	(41)	(271)
Net increase (decrease) in cash and cash equivalents	1,790	(261)
Cash and cash equivalents at beginning of period	8,673	15,590
Cash and cash equivalents at end of period	$10,463	$15,329

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation.  Certain information and footnote disclosures normally included in condensed consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures herein are adequate to make the information presented not misleading.  The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 that was previously filed by the Company.

2.              ACQUISITIONS

TCI

On December 6, 2018, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with TCI, LLC, a Wisconsin limited liability company (“TCI”), and the members of TCI (“Sellers”), pursuant to which Allied Motion acquired 100% of the issued and outstanding common units of TCI from Sellers (the “Acquisition”) in a transaction valued at $64,135.  The Acquisition consideration was subject to adjustments based on a determination of closing net working capital, cash, indebtedness and other TCI liabilities. During the second quarter of 2019, these adjustments were settled and the purchase price was finalized. A portion of the Acquisition consideration was placed in escrow to secure payment of any post-closing adjustments to the purchase price and to secure the Sellers’ indemnification obligations to Allied Motion. Cash consideration was funded from borrowings on the Company’s existing credit facilities.

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

Inventory	$3,718
Accounts receivable	5,822
Other assets, net	303
Property, plant and equipment	3,464
Amortizable intangible assets	36,400
Goodwill	18,457
Current liabilities	(4,029)
Net purchase price	$64,135

The purchase price excluded any cash on hand and any debt of TCI.  The allocation of the purchase price is preliminary as the valuation of both the tangible and identifiable intangible assets is being finalized.

During the second quarter 2019, the purchase price allocation has been revised to reflect an updated valuation of inventory.

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

Pro forma Condensed Combined Financial Information

The following presents the Company’s unaudited pro forma financial information for the three months ended June 30, 2018 giving effect to the acquisition of TCI as if it had occurred at January 1, 2018.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; and removal of acquisition related transaction costs.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Revenues	$91,836	$178,825
Net income	$4,997	$9,541
Diluted earnings per share	$0.54	$1.03

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  The Company does not have any contracts that include a significant financing component as of June 30, 2019.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Target Market
Vehicle	$30,778	$31,193	$64,374	$63,354
Industrial	32,194	28,073	63,505	51,965
Medical	12,219	9,838	24,629	20,482
Aerospace & Defense	12,143	8,558	23,397	16,369
Other	5,296	2,319	10,621	4,387
Total	$92,630	$79,981	$186,526	$156,557

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Geography
United States	$62,645	$46,484	$121,957	$90,654
Europe	29,390	32,947	63,561	64,779
Asia	595	550	1,008	1,124
Total	$92,630	$79,981	$186,526	$156,557

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows (in thousands):

	Receivables	Contract Asset	Contract Liability
Opening balance at April 1, 2019	$—	$—	$442
Closing balance at June 30, 2019	—	—	388
Increase/(decrease)	$—	$—	$(54)

	Receivables	Contract Asset	Contract Liability
Opening balance at April 1, 2018	$—	$—	$702
Closing balance at June 30, 2018	—	—	623
Increase/(decrease)	$—	$—	$(79)

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

4.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	June 30, 2019	December 31, 2018
Parts and raw materials	$34,336	$34,449
Work-in-process	7,766	7,557
Finished goods	10,318	12,965
	52,420	54,971

5.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$980	$981
Building and improvements	13,154	13,054
Machinery, equipment, tools and dies	66,723	60,755
Furniture, fixtures and other	15,577	15,571
	96,434	90,361
Less accumulated depreciation	(46,654)	(42,326)
Property, plant and equipment, net	$49,780	$48,035

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Depreciation expense was $2,238 and $1,953 for the quarters ended June 30, 2019 and 2018, respectively.   For the six months ended June 30, 2019 and 2018, depreciation expense was $4,465 and $3,860, respectively.

6.              GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2019 and year ended December 31, 2018 is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Beginning balance	$52,639	$29,531
Adjustment to or acquisition of goodwill (Note 2)	579	23,844
Effect of foreign currency translation	(65)	(736)
Ending balance	$53,153	$52,639

7.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2019			December 31, 2018
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$64,400	$(17,339)	$47,061	$64,439	$(15,343)	$49,096
Trade name	10 - 12 years	12,241	(3,712)	8,529	12,249	(3,305)	8,944
Design and technologies	10-12 years	12,993	(3,150)	9,843	13,023	(2,723)	10,300
Patents	17 years	24	(11)	13	24	(10)	14
Total		$89,658	$(24,212)	$65,446	$89,735	$(21,381)	$68,354

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

Amortization expense for intangible assets was $1,430 and $878 for the quarters ending June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, amortization expense was $2,862 and $1,762, respectively.

Estimated future intangible asset amortization expense as of June 30, 2019 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2019	$2,865
2020	5,731
2021	5,478
2022	5,478
2023	5,397
2024	5,095
Thereafter	35,402
Total estimated amortization expense	$65,446

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

Restricted Stock

For the six months ended June 30, 2019, 107,828 shares of unvested restricted stock were awarded at a weighted average market value of $42.03.  Of the restricted shares granted, 76,629 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2019:

Number of shares
Outstanding at beginning of period	198,485
Awarded	10,398
Vested	(14,056)
Forfeited	—
Outstanding at end of period	194,827

Stock-based compensation expense, net of forfeitures of $866 and $598 was recorded for the quarter ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, stock-based compensation expense, net of forfeitures, of $1,540 and $1,094 was recorded, respectively.

9.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Compensation and fringe benefits	$9,396	$11,642
Warranty reserve	976	971
Income taxes payable	1,750	1,182
Right of use liability	3,475	—
Other accrued expenses	4,545	4,927
	$20,142	$18,722

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.       DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Long-term Debt
Revolving Credit Facility, long-term (1)	$123,695	$123,010
Unamortized debt issuance costs	(407)	(494)
Long-term debt	$123,288	$122,516

(1)  The effective rate of the Revolver is 4.19% at June 30, 2019.

Credit Agreement

On October 28, 2016, the Company entered into a $125,000 revolving credit facility (the “Revolving Credit Facility”), with an initial term of five years.

On December 6, 2018, the Company and certain of its subsidiaries entered into a Second Amendment to Credit Agreement to exercise the $50 million accordion feature of its existing senior secured revolving credit facility and to add TCI as an additional guarantor. The Company’s credit facility, which matures in October 2021, increased capacity from $125 million to $175 million with the additional borrowing capacity being provided by the existing lenders.  Other terms and conditions under the credit facility remain unchanged. At June 30, 2019 there was approximately $52,762 available under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”).  At June 30, 2019, the applicable margin for LIBOR Rate borrowings was 2.00% and the applicable margin for Prime Rate borrowings was 1.00%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.220%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all or substantially all of its assets. The Company was in compliance with all covenants at June 30, 2019.

Other

The China Credit Facility provides credit of approximately $1,457 (Chinese Renminbi 10,000) (“the China Facility”).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  There have been no borrowings for the China Credit Facility in 2019.  The balance of the China Facility was zero as of December 31, 2018.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended June 30, 2019 and 2018.

The Company estimates that an additional $52 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

		Asset Derivatives			Liabilty Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate products	Other assets	$—	$566	Other liabilities	$340	$—

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (OCI) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative		Amount of gain (loss) recognized in OCI on derivative
Derivatives in cash flow hedging	Three months ended June 30,		Six months ended June 30,
relationships	2019	2018	2019	2018
Interest rate products	$(387)	$247	$(597)	$815

	Amount of gain (loss) reclassified from		Amount of gain (loss) reclassified from
Location of gain (loss)	accumulated OCI into income (effective		accumulated OCI into income (effective
reclassified from	portion)		portion)
accumulated OCI into	Three months ended June 30,		Six months ended June 30,
income	2019	2018	2019	2018
Interest expense	$49	$—	$101	$(36)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of income and comprehensive income for the three and six months ended June 30, 2019 and 2018:

		Total amounts of income and expense line		Total amounts of income and expense line
		items presented that reflect the effects of cash		items presented that reflect the effects of cash
		flow hedges recorded		flow hedges recorded
Derivatives designated as	Balance Sheet	Three months ended June 30,		Six months ended June 30,
hedging instruments	Location	2019	2018	2019	2018
Interest rate products	Other assets	$1,435	$602	$2,615	$1,216

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets.

		Gross amounts	Net amounts of assets
		offset in the	presented in the	Gross amounts not offset in the condensed consolidated
	Gross amounts	condensed	condensed	balance sheets
As of	of recognized	consolidated	consolidated balance	Financial	Cash collateral
June 30, 2019	liabilities	balance sheets	sheets	instruments	received	Net amount
Derivatives	$340	$—	$340	$—	$—	$340

		Gross amounts	Net amounts of
	Gross	offset in the	assets presented	Gross amounts not offset in the condensed
As of	amounts of	condensed	in the condensed	consolidated balance sheets
December 31,	recognized	consolidated	consolidated	Financial	Cash collateral
2018	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$566	$—	$566	$—	$—	$566

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,773	$—	$—
Other long-term assets	4,471	—	—
Interest rate swaps	—	(264)	—

	December 31, 2018
	Level 1	Level 2	Level 3
Assets
Pension plan assets	$5,231	$—	$—
Other long-term assets	3,962	—	—
Interest rate swaps	—	434	—

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

The effective income tax rate as a percentage of income before income taxes was 28.0% and 27.4% in the second quarter 2019 and 2018, respectively. The effective tax rate is net of a discrete tax benefit of (0.5%), rate for the second quarters of 2019 and 2018 related primarily to the recognition of excess tax benefits for share-based payment awards. For the six months ended June 30, 2019 and 2018, the effective income tax rate as a percentage of income before income taxes was 27.7% and 26.8%, respectively.  For the six-month periods ending June 30, 2019 and 2018, the effective rate is net of a discrete tax benefit of (1.1%) and (1.4%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards

The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income.    The increase in the effective income tax rate as a percentage of income before income taxes from second quarter 2018 to 2019 is a result of limited deductibility of Executive Compensation and Global Intangible Low-Taxed Income, both of which are on-going provisions of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

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

For the three and six months ended June 30, 2019, the components of operating lease expense were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Fixed operating lease expense	$1,023	$2,039
Variable operating lease expense	40	79
	$1,063	$2,118

Supplemental cash flow information related to the Company’s operating leases for the six-month period ended June 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating leases	$2,069
ROU assets obtained in exchange for operating lease obligations	$20,529

The following table presents the lease balances within the Condensed Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of June 30, 2019 (in thousands except for the weighted average remaining lease term and weighted average discount rate):

Lease assets and liabilities	Classification	Amount
Assets:
Right of use asset	Other long-term assets	$18,164

Liabilities:
Current
Right of use liability, current	Accrued liabilities	$3,475
Long-term
Right of use liability, long-term	Other long-term liabilities	15,206
Total ROU lease liabilities		$18,681

Weighted average remaining lease term		9 years
Weighted average discount rate		2.9%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

2020	$3,958
2021	3,195
2022	2,612
2023	2,129
2024	1,832
Thereafter	6,992
Total undiscounted cash flows	20,718
Less: present value discount	(2,037)
Total lease liabilities	$18,681

As of June 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income (“AOCI”) for the quarter ended June 30, 2019 and 2018 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2019	$(1,006)	$172	$(8,833)	$(9,667)
Unrealized loss on cash flow hedges	—	(387)	—	(387)
Amounts reclassified from AOCI	—	(49)	—	(49)
Foreign currency translation loss	—	—	548	548
At June 30, 2019	$(1,006)	$(264)	$(8,285)	$(9,555)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At March 31, 2018	$(945)	$800	$(3,150)	(3,295)
Unrealized gain on cash flow hedges	—	247	—	247
Amounts reclassified from AOCI	—	—	—	—
Foreign currency translation loss	—	—	(3,532)	(3,532)
At June 30, 2018	$(945)	$1,047	$(6,682)	$(6,580)

AOCI for the six months ended June 30, 2018 and 2017 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2018	$(1,006)	$434	$(7,946)	$(8,518)
Unrealized loss on cash flow hedges	—	(597)	—	(597)
Amounts reclassified from AOCI	—	(101)	—	(101)
Foreign currency translation loss	—	—	(339)	(339)
At June 30, 2019	$(1,006)	$(264)	$(8,285)	$(9,555)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2017	$(945)	$196	$(4,837)	$(5,586)
Unrealized gain on cash flow hedges	—	815	—	815
Amounts reclassified from AOCI	—	36	—	36
Foreign currency translation loss	—	—	(1,845)	(1,845)
At June 30, 2018	$(945)	$1,047	$(6,682)	$(6,580)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the Condensed Consolidated Statements of Income and Comprehensive Income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.030 per share in the first and second quarters of 2019.  Dividends declared for the first and second quarters of 2018 were at $0.025 and $0.030 per share, respectively.  Total dividends declared in the first six months of 2019 and 2018 were $575 and $520, respectively.

17.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	9,408	9,268	9,378	9,241
Dilutive effect of equity awards	48	88	41	80
Diluted weighted average shares outstanding	9,456	9,356	9,419	9,321

For the three and six months ended June 30, 2019, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues derived from foreign subsidiaries	$29,985	$33,497	$64,567	$65,903

Identifiable foreign assets were $93,952 and $88,400 as of June 30, 2019 and December 31, 2018, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $38,802 and $38,395 during the quarters ended June 30, 2019 and 2018, respectively; and $82,485 and $74,698 for the six months ended June 30, 2019 and 2018, respectively.

For second quarter 2019 and 2018, one customer accounted for 15% and 20% of revenues, respectively; and for the year to date 2019 and 2018 for 16% and 20% of revenues, respectively. As of June 30, 2019, and December 31, 2018 this customer represented 17% and 13% of trade receivables, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

19.       RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”, which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

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

Financial overview

Growth across all the Company’s served markets led to leveraging of costs and expansion of margins.  Excluding the unfavorable effects of foreign currency exchange (“FX”) of $2,010, second quarter revenue was $94,640, up 18.3%.  For the six months ended June 30, 2019, excluding the unfavorable effects of FX of $5,150, revenue was $191,676, up 22.4%.  Revenue excluding foreign currency exchange impacts is a non-GAAP measurement.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of revenue to revenue excluding foreign currency exchange impacts.

Our One Allied strategy to gain market share with our unique ability to provide engineered solutions for our customers is the primary driver of our growth in 2019.  Our business operating system, Allied Systematic Tools (AST), is contributing to stronger margins.  Improved product mix helped to overcome an ongoing supplier issue.  Our recent acquisition, TCI continues to be a strong contributor to sales and earnings and has strategically expanded our market access.

Operating Results

Quarter ended June 30, 2019 compared to quarter ended June 30, 2018

	For the quarter ended		2019 vs. 2018
	June 30,		Variance
(in thousands)	2019	2018	$	%
Revenues	$92,630	$79,981	$12,649	16%
Cost of goods sold	64,208	56,464	7,744	14%
Gross profit	28,422	23,517	4,905	21%
Gross margin percentage	30.7%	29.4%
Operating costs and expenses:
Selling	4,136	2,943	1,193	41%
General and administrative	9,569	8,336	1,233	15%
Engineering and development	5,676	4,963	713	14%
Business development	3	165	(162)	(98)%
Amortization of intangible assets	1,430	878	552	63%
Total operating costs and expenses	20,814	17,285	3,529	20%
Operating income	7,608	6,232	1,376	22%
Interest expense	1,435	602	833	138%
Other (expense) income	(1)	(200)	199	(100)%
Total other expense	1,434	402	1,032	257%
Income before income taxes	6,174	5,830	344	6%
Provision for income taxes	(1,729)	(1,599)	(130)	8%
Net Income	$4,445	$4,231	$214	5%

Effective tax rate	28.0%	27.4%	1%	2%
Diluted earnings per share	$0.47	$0.45	$0.02	4%
Bookings	$95,317	$86,238	$9,079	11%
Backlog	$133,507	$111,170	$22,337	20%

NET INCOME:  Net income increased during the second quarter of 2019 reflecting a significant increase in revenues partially offset by increased selling and general administrative costs to support growth.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $11,277 for the second quarter of 2019 compared to $9,263 for the same quarter last year.  Adjusted EBITDA was $12,146 and $10,026 for the second quarter of 2019 and 2018, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased sales in all our served markets, including contributions from the TCI acquisition made in December 2018.

Sales to U.S. customers were 58% of total sales for the quarter compared with 52% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to an 18.3% volume increase offset by a 2.5% unfavorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in bookings in the second quarter of 2019 compared to the second quarter of 2018 is largely due to growth across all of the major markets served by the company, including contributions from the TCI acquisition made in December 2018. The increase of backlog as of June 30, 2019, compared to at June 30, 2018 was attributable to the same factors.

GROSS MARGIN:  Gross margin increased 130 basis points to 30.7% for the second quarter of 2019 compared to 29.4% for the same quarter last year.  This is due to higher volumes, favorable product mix across a number of served markets, the recent acquisition of TCI.

SELLING EXPENSES:  Selling expenses increased in the second quarter of 2019 compared to the same period of 2018. This was attributable to higher commissioned sales and the additional selling organizations associated with the Maval OE Steering and TCI acquisitions. Selling expenses as a percentage of revenues were 4.5% in the second quarter of 2019 compared to 3.7% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 15% in the second quarter 2019 from the second quarter 2018 largely due to the addition of TCI. As a percentage of revenues, general and administrative expenses remained constant near 10% for the period ended June 30, 2019 compared to the same period in 2018.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 14% in the second quarter of 2019 compared to the same quarter last year, however decreased as a percentage of sales.  The increase in expenses is primarily due to added resources (headcount and consulting), the continued ramp up of development projects to meet the future needs of customers and target markets along with the engineering resources associated with the acquired businesses in 2018. As a percentage of revenues, engineering and development expenses were 6.1% and 6.2% for the second quarters of 2019 and 2018, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $3 of business development costs in the second quarter of 2019 compared to $165 of business development costs in the second quarter last year.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 63% to $1,430 in the second quarter of 2019 compared to the second quarter of 2018 due to the increase in intangible assets from the acquisition TCI.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.0% and 27.4% in the second quarter 2019 and 2018, respectively.  The effective tax rate for the second quarters of 2019 and 2018 is net of a discrete tax benefit of (0.5%) related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	For the six months ended		2019 vs. 2018
	June 30,		Variance
(in thousands)	2019	2018	$	%
Revenues	$186,526	$156,557	$29,969	19%
Cost of goods sold	130,442	110,486	19,956	18%
Gross profit	56,084	46,071	10,013	22%
Gross margin percentage	30.1%	29.4%
Operating costs and expenses:
Selling	8,229	5,640	2,589	46%
General and administrative	18,519	15,792	2,727	17%
Engineering and development	11,483	9,918	1,565	16%
Business development	56	316	(260)	(82)%
Amortization of intangible assets	2,862	1,762	1,100	62%
Total operating costs and expenses	41,149	33,428	7,721	23%
Operating income	14,935	12,643	2,292	18%
Interest expense	2,615	1,216	1,399	115%
Other (expense) income	(19)	(94)	75	(80)%
Total other expense	2,596	1,122	1,474	131%
Income before income taxes	12,339	11,521	818	7%
Provision for income taxes	(3,424)	(3,092)	(332)	11%
Net Income	$8,915	$8,429	$486	6%

Effective tax rate	27.7%	26.8%	1%	3%
Diluted earnings per share	$0.94	$0.90	$0.04	4%
Bookings	$189,061	$166,937	$22,124	13%
Backlog	$133,507	$111,170	$22,337	20%

NET INCOME:  Net income increased during 2019 reflecting an increase in revenues partially offset by increased selling and general administrative costs to support growth along with the added infrastructure costs of the acquisitions completed during 2018.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $22,281 for 2019 compared to $18,359 last year.  Adjusted EBITDA was $23,877 and $19,769 for 2019 and 2018, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2019, the increase in revenues reflects increased sales in all our served markets, as well as contributions from the TCI acquisition made in December 2018.

Sales to U.S. customers were 56% of total sales for 2019 compared with 52% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume increased by 22.4% for the six months ended June 30, 2019, offset by a 3.3% unfavorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in orders in 2019 compared to 2018 is largely due to organic growth across all the major markets served by the company, along with the acquisition of TCI in late 2018. The increase in backlog as of June 30, 2019, compared to June 30, 2018 was attributable to the same factors.

GROSS MARGIN:  Gross margin increased 70 basis points to 30.1% in 2019 compared to 29.4% in 2018.  As noted above, this is due is due to higher volumes, favorable product mix across a number of served markets, and the recent acquisition of TCI.

SELLING EXPENSES:  Selling expenses increased in 2019 compared to 2018 primarily due to higher commissioned sales and the additional selling organization associated with the acquisition of TCI.  Selling expenses as a percentage of revenues increased to 4.4% for 2019 compared to 3.6% in 2018.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 17% in 2019 compared to 2018 largely due to the acquisition of TCI along with higher stock compensation and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses were 10% for 2019 and 2018.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 16% in 2019 compared to 2018, however decreased as percentage of sales. The increase in expenses is primarily due to added resources (headcount and consulting), the continued ramp up of development projects to meet the future needs of customers and target markets along with the engineering resources associated with the acquired businesses in 2018. As a percentage of revenues, engineering and development expenses were 6.2% for 2019, down 10 basis points from 6.3% in 2018.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $56 of business development costs in 2019 compared to $316 of business development costs last year. The costs in 2019 relate to activity from the December 2018 acquisition of TCI.  The costs in 2018 were related to the acquisition of the Maval OE Steering business and activity associated with other M&A opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 62% in 2019 compared to 2018 due to the increase in intangible assets from the acquisition TCI.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 27.7% and 26.8% for the six months ended June 30, 2019 and 2018, respectively.  The effective tax rate is net of a discrete tax benefit of (1.1%) and (1.4%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the quarter ended June 30, 2019 is as follows:

	For the three months ended	For the nine months ended
	June 30, 2019	June 30, 2019
Revenue as reported	$92,630	$186,526
Currency impact	2,010	5,150
Revenue excluding foreign currency exchange impacts	$94,640	$191,676

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended June 30, 2019 and 2018 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income as reported	$4,445	$4,231	$8,915	$8,429
Interest expense	1,435	602	2,615	1,216
Provision for income tax	1,729	1,599	3,424	3,092
Depreciation and amortization	3,668	2,831	7,327	5,622
EBITDA	11,277	9,263	22,281	18,359
Stock compensation expense	866	598	1,540	1,094
Business development costs	3	165	56	316
Adjusted EBITDA	$12,146	$10,026	$23,877	$19,769

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $1,790 to a balance of $10,463 at June 30, 2019 from December 31, 2018.

	Six months ended
	June 30,		2019 vs. 2018
	2019	2018	$
Net cash provided by operating activities	$8,852	$7,386	$1,466
Net cash used in investing activities	(6,401)	(18,867)	12,466
Net cash provided by (used in) financing activities	(620)	11,491	(12,111)
Effect of foreign exchange rates on cash	(41)	(271)	230
Net increase (decrease) in cash and cash equivalents	$1,790	$(261)	$2,051

During the second quarter of 2019, the increase in cash provided by operating activities is primarily due to a decrease in working capital needs primarily for inventories despite increased revenues along with higher levels of orders, particularly in the second quarter of 2019.

The significant cash used in investing activities in 2018 reflects the acquisition the Maval OE Steering business. Purchases of property and equipment were $6,401 during 2019 compared to $5,555 for 2018. The Company expects to invest between $15 million and $18 million in capital expenditures during 2019.

During the first quarter of 2019, the Company utilized revolver borrowings to fund working capital to support the growth seen from fourth quarter 2018 along with the payment of annual incentive compensation amounts.  During the second quarter of 2019, the Company made payments on the revolver that offset all but $695 of the 2019 borrowings.

The cash used in financing activities in first quarter 2018 reflects the use of the revolver to partially finance the acquisition of the Maval OE Steering business.  At June 30, 2019, we had $123,695 of obligations under the Revolving Facility excluding the unamortized debt issue costs.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at June 30, 2019.

As of June 30, 2019, the amount available to borrow under the Credit Agreement was approximately $51,305.  The Credit Agreement matures in October 2021.

There were no borrowings for the China Facility balance during the quarter ended June 30, 2019.

The Company declared dividends of $0.030 per share during the first quarter 2019 and $0.030 per share during the second quarter of 2019.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,100 on our second quarter 2019 sales and $6,500 on our sales for the six months ended June 30, 2019.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended June 30, 2019 decreased sales in comparison to quarter ended June 30, 2018 by approximately $2,000.  For the six months ended June 30, 2019 we estimate that foreign currency exchange rate fluctuations decreased sales by approximately $5,200 compared to the six months ended June 30, 2018.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as Comprehensive Income.  The translation adjustment was a gain of approximately $500 and a loss of approximately $3,500 for the second quarter of 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, the translation adjustment was a loss of approximately $300 and $1,845, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a gain of $19 and $294 for the second quarter of 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, net foreign currency transaction gains and losses included in other income, net were a loss of $58 and a gain of $156, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $7,100 on our foreign net assets as of June 30, 2018.

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

As of June 30, 2019, we had $123,695 outstanding under the Revolving Facility, of which $40,000 is currently being hedged.  Refer to Note 10 of the notes to the condensed consolidated financial statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $83,695 of unhedged floating rate debt outstanding at June 30, 2019 would have an impact of approximately $200 on our interest expense for the second quarter of 2019 and $400 on our interest expense for the six months ended June 30, 2019.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/19 to 04/30/19	1,807	$42.85	—	—
05/01/19 to 05/31/19	15,285	35.98	—	—
06/01/19 to 06/30/19	1,930	43.09	—	—
Total	19,022	$37.35	—	—

(1)         As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock.  Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan.  At June 30, 2019, the Company did not have an authorized stock repurchase plan in place.

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

101

The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 1, 2019	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer