Form 10-Q
period 2019-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2019-10-31
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Number of Shares of the only class of Common Stock outstanding:  9,599,920 as of October 31, 2019

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,578	$8,673
Trade receivables, net of allowance for doubtful accounts of $576 and $530 at September 30, 2019 and December 31, 2018, respectively	56,004	43,247
Inventories	51,376	54,971
Prepaid expenses and other assets	4,082	4,003
Total current assets	120,040	110,894
Property, plant and equipment, net	49,471	48,035
Deferred income taxes	456	341
Intangible assets, net	63,762	68,354
Goodwill	52,523	52,639
Right of use asset	17,358	—
Other long-term assets	4,632	5,038
Total Assets	$308,242	$285,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	24,677	25,867
Accrued liabilities	23,571	18,722
Total current liabilities	48,248	44,589
Long-term debt	116,486	122,516
Deferred income taxes	3,317	3,860
Pension and post-retirement obligations	4,279	4,293
Right of use liability	14,107	—
Other long-term liabilities	8,009	8,230
Total liabilities	194,446	183,488
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,600 and 9,485 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	36,437	33,613
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	89,388	76,718
Accumulated other comprehensive loss	(12,029)	(8,518)
Total stockholders’ equity	113,796	101,813
Total Liabilities and Stockholders’ Equity	$308,242	$285,301

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$96,633	$80,092	$283,159	$236,649
Cost of goods sold	66,603	56,330	197,045	166,816
Gross profit	30,030	23,762	86,114	69,833
Operating costs and expenses:
Selling	4,144	2,762	12,373	8,402
General and administrative	9,932	8,177	28,451	23,969
Engineering and development	5,705	4,692	17,188	14,610
Business development	8	33	64	349
Amortization of intangible assets	1,429	872	4,291	2,634
Total operating costs and expenses	21,218	16,536	62,367	49,964
Operating income	8,812	7,226	23,747	19,869
Other expense (income):
Interest expense	1,359	623	3,974	1,839
Other expense (income), net	140	(24)	121	(118)
Total other expense, net	1,499	599	4,095	1,721
Income before income taxes	7,313	6,627	19,652	18,148
Provision for income taxes	(2,695)	(1,767)	(6,119)	(4,859)
Net income	$4,618	$4,860	$13,533	$13,289

Basic earnings per share:
Earnings per share	$0.49	$0.52	$1.44	$1.44
Basic weighted average common shares	9,414	9,273	9,390	9,251
Diluted earnings per share:
Earnings per share	$0.49	$0.52	$1.43	$1.42
Diluted weighted average common shares	9,464	9,371	9,435	9,337

Net income	$4,618	$4,860	$13,533	$13,289

Foreign currency translation adjustment	(2,369)	(307)	(2,708)	(2,152)
(Loss) income on derivatives	(105)	137	(803)	988
Comprehensive income	$2,144	$4,690	$10,022	$12,125

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Accumulated Other
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, June 30, 2019	9,600	$41,632	$(5,935)	$35,697	$85,058	$(9,555)	$111,200
Issuance of restricted stock, net of forfeitures							—
Stock-based compensation expense			740	740			740
Shares withheld for payment of employee payroll taxes							—
Foreign currency translation adjustments						(2,369)	(2,369)
Accumulated loss on derivatives						(135)	(135)
Tax effect of derivative transactions						30	30
Net income					4,618		4,618
Dividends to stockholders - $0.03 per share					(288)		(288)
Balance, September 30, 2019	9,600	$41,632	$(5,195)	$36,437	$89,388	$(12,029)	$113,796

	Common Stock					Accumulated Other
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, June 30, 2018	9,475	$36,628	$(4,313)	$32,315	$69,790	$(6,580)	$95,525
Issuance of restricted stock, net of forfeitures	1	(361)	361	—			—
Stock-based compensation expense			552	552			552
Shares withheld for payment of employee payroll taxes							—
Foreign currency translation adjustments						(307)	(307)
Accumulated loss on derivatives						137	137
Tax effect of derivative transactions							—
Net income					4,860		4,860
Dividends to stockholders - $0.03 per share					(284)		(284)
Balance, September 30, 2018	9,476	$36,267	$(3,400)	$32,867	$74,366	$(6,750)	$100,483

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Accumulated Other
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$33,613	$76,718	$(8,518)	$101,813
Stock transactions under employee benefit stock plans	27	1,088		1,088			1,088
Issuance of restricted stock, net of forfeitures	107	4,475	(4,146)	329			329
Stock-based compensation expense			2,117	2,117			2,117
Shares withheld for payment of employee payroll taxes	(19)	(710)		(710)			(710)
Foreign currency translation adjustments						(2,708)	(2,708)
Accumulated loss on derivatives						(1,042)	(1,042)
Tax effect of derivative transactions						239	239
Net income					13,533		13,533
Dividends to stockholders - $0.03 per share					(863)		(863)
Balances, September 30, 2019	9,600	$41,632	$(5,195)	$36,437	$89,388	$(12,029)	$113,796

	Common Stock					Accumulated Other
(In thousands)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	9,427	$34,473	$(3,422)	$31,051	$61,882	$(5,586)	$87,347
Stock transactions under employee benefit stock plans	26	849		849			849
Issuance of restricted stock, net of forfeitures	40	1,535	(1,533)	2			2
Stock-based compensation expense			1,555	1,555			1,555
Shares withheld for payment of employee payroll taxes	(17)	(590)		(590)			(590)
Foreign currency translation adjustments						(2,152)	(2,152)
Accumulated loss on derivatives						988	988
Net income					13,289		13,289
Dividends to stockholders					(805)		(805)
Balances, September 30, 2018	9,476	$36,267	$(3,400)	$32,867	$74,366	$(6,750)	$100,483

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$13,533	$13,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,071	8,454
Deferred income taxes	(563)	(484)
Stock compensation expense	2,374	1,787
Debt issue cost amortization recorded in interest expense	131	113
Other	581	521
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(13,643)	(11,727)
Inventories	1,664	(11,067)
Prepaid expenses and other assets	(232)	(1,610)
Accounts payable	(727)	8,093
Accrued liabilities	2,815	3,917
Net cash provided by operating activities	17,004	11,286

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,280)	(10,581)
Cash paid for acquisition, net of cash acquired	—	(13,312)
Net cash used in investing activities	(9,280)	(23,893)

Cash Flows From Financing Activities:
Borrowings on long-term debt	9,091	17,658
Principal payments of long-term debt	(15,000)	(8,350)
Dividends paid to stockholders	(887)	(800)
Stock transactions under employee benefit stock plans	(717)	262
Net cash (used in) provided by financing activities	(7,513)	8,770
Effect of foreign exchange rate changes on cash	(306)	(396)
Net decrease in cash and cash equivalents	(95)	(4,233)
Cash and cash equivalents at beginning of period	8,673	15,590
Cash and cash equivalents at end of period	$8,578	$11,357

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

During the second quarter 2019, the purchase price allocation was revised to reflect an updated valuation of inventory.

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

Pro forma Condensed Combined Financial Information

The following presents the Company’s unaudited pro forma financial information for the three months ended September 30, 2018 giving effect to the acquisition of TCI as if it had occurred at January 1, 2018.  Included in the pro forma information is:  the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; and removal of acquisition related transaction costs.

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Revenues	$91,436	$270,261
Net income	$5,348	$14,889
Diluted earnings per share	$0.57	$1.59

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year.  For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.  The Company does not have any contracts that include a significant financing component as of September 30, 2019.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the Segment Information footnote, the Company’s business consists of one reportable segment. A reconciliation of disaggregated revenue to market revenue as well as revenue by geographical regions is provided in Note 18, Segment Information.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Target Market
Vehicle	$33,001	$31,717	$97,375	$95,071
Industrial	30,572	24,668	94,076	76,633
Medical	14,550	10,732	39,180	31,214
Aerospace & Defense	12,621	10,332	36,018	26,701
Other	5,889	2,643	16,510	7,030
Total	$96,633	$80,092	$283,159	$236,649

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Geography
United States	$64,739	$49,375	$186,697	$140,031
Europe	31,448	29,975	95,010	94,754
Asia	446	742	1,452	1,864
Total	$96,633	$80,092	$283,159	$236,649

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows (in thousands):

	Receivables	Contract Asset	Contract Liability
Opening balance at July 1, 2019	$—	$—	$388
Closing balance at September 30, 2019	—	—	323
Increase/(decrease)	$—	$—	$(65)

	Receivables	Contract Asset	Contract Liability
Opening balance at July 1, 2018	$—	$—	$623
Closing balance at September 30, 2018	—	—	579
Increase/(decrease)	$—	$—	$(44)

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

4.              INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	September 30, 2019	December 31, 2018
Parts and raw materials	$33,769	$34,449
Work-in-process	7,383	7,557
Finished goods	10,224	12,965
	51,376	54,971

5.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$970	$981
Building and improvements	13,080	13,054
Machinery, equipment, tools and dies	68,196	60,755
Furniture, fixtures and other	15,515	15,571
	97,761	90,361
Less accumulated depreciation	(48,290)	(42,326)
Property, plant and equipment, net	$49,471	$48,035

Depreciation expense was $2,315 and $1,960 for the quarters ended September 30, 2019 and 2018, respectively.   For the nine months ended September 30, 2019 and 2018, depreciation expense was $6,780 and $5,820, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.              GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 and year ended December 31, 2018 is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Beginning balance	$52,639	$29,531
Adjustment to or acquisition of goodwill (Note 2)	—	23,844
Effect of foreign currency translation	(116)	(736)
Ending balance	$52,523	$52,639

7.              INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2019			December 31, 2018
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$64,151	$(18,231)	$45,920	$64,439	$(15,343)	$49,096
Trade name	10 - 19 years	12,185	(3,899)	8,286	12,249	(3,305)	8,944
Design and technologies	10 - 15 years	12,802	(3,259)	9,543	13,023	(2,723)	10,300
Patents	17 years	24	(11)	13	24	(10)	14
Total		$89,162	$(25,400)	$63,762	$89,735	$(21,381)	$68,354

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

Amortization expense for intangible assets was $1,429 and $872 for the quarters ending September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018, amortization expense was $4,291 and $2,634, respectively.

Estimated future intangible asset amortization expense as of September 30, 2019 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2019	$1,424
2020	5,698
2021	5,454
2022	5,454
2023	5,374
2024	5,072
Thereafter	35,286
Total estimated amortization expense	$63,762

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

Restricted Stock

For the nine months ended September 30, 2019, 108,801 shares of unvested restricted stock were awarded at a weighted average market value of $41.98.  Of the restricted shares granted, 76,877 shares have performance based vesting conditions.  The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period.  Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date.  Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2019:

Number of shares
Outstanding at beginning of period	155,742
Awarded	108,801
Vested	(70,410)
Forfeited	(1,989)
Outstanding at end of period	192,144

Stock-based compensation expense, net of forfeitures of $834 and $694 was recorded for the quarter ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018, stock-based compensation expense, net of forfeitures, of $2,374 and $1,787 was recorded, respectively.

9.              ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Compensation and fringe benefits	$11,367	$11,642
Warranty reserve	884	971
Income taxes payable	3,044	1,182
Right of use liability	3,261	—
Other accrued expenses	5,015	4,927
	$23,571	$18,722

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.       DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Long-term Debt
Revolving Credit Facility, long-term (1)	$116,849	$123,010
Unamortized debt issuance costs	(363)	(494)
Long-term debt	$116,486	$122,516

(1)  The effective rate of the Revolver is 3.7% at September 30, 2019.

Credit Agreement

On October 28, 2016, the Company entered into a $125,000 revolving credit facility (the “Revolving Credit Facility”), with an initial term of five years.

On December 6, 2018, the Company and certain of its subsidiaries entered into a Second Amendment to Credit Agreement to exercise the $50 million accordion feature of its existing senior secured revolving credit facility and to add TCI as an additional guarantor. The Company’s credit facility, which matures in October 2021, increased capacity from $125 million to $175 million with the additional borrowing capacity being provided by the existing lenders.  Other terms and conditions under the credit facility remain unchanged. At September 30, 2019 there was approximately $59,608 available under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”).  At September 30, 2019, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all or substantially all of its assets. The Company was in compliance with all covenants at September 30, 2019.

Other

The China Credit Facility provides credit of approximately $1,457 (Chinese Renminbi 10,000) (“the China Facility”).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations.  There have been no borrowings on the China Credit Facility in 2019.  The balance of the China Facility was zero as of December 31, 2018.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  There was no hedge ineffectiveness recorded in the Company’s earnings during the quarters ended September 30, 2019 and 2018.

The Company estimates that an additional $135 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

		Asset Derivatives			Liabilty Derivatives
Derivatives designated	Balance	Fair value as of:			Fair value as of:
as hedging instruments	Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate products	Other long-term assets	$—	$566	Other long-term liabilities	$476	$—

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (OCI) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative		Amount of gain (loss) recognized in OCI on derivative
Derivatives in cash flow	Three months ended September 30,		Nine months ended September 30,
hedging relationships	2019	2018	2019	2018
Interest rate products	$(78)	$121	$(675)	$936

Location of gain (loss) reclassified from accumulated	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
OCI into income	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest expense	$(27)	$16	$(128)	$52

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018:

Derivatives designated		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
as hedging	Balance Sheet	Three months ended September 30,		Nine months ended September 30,
instruments	Location	2019	2018	2019	2018
Interest rate products	Other long-term assets and other long-term liabilities	$1,359	$623	$3,974	$1,839

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets.

As of	Gross amounts of	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
September 30, 2019	recognized liabilities	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$476	$—	$476	$—	$—	$476

As of	Gross amounts of	Gross amounts offset in the condensed	Net amounts of assets presented in the condensed	Gross amounts not offset in the condensed consolidated balance sheets
December 31, 2018	recognized assets	consolidated balance sheets	consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$566	$—	$566	$—	$—	$566

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,820	$—	$—
Other long-term assets	4,490	—	—
Interest rate swaps	—	(476)	—

	December 31, 2018
	Level 1	Level 2	Level 3
Assets
Pension plan assets	$5,231	$—	$—
Other long-term assets	3,962	—	—
Interest rate swaps	—	434	—

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

The effective income tax rate as a percentage of income before income taxes was 36.9% and 26.7% in the third quarter 2019 and 2018, respectively. The effective tax rate includes a discrete tax provision of 5.9% for the third quarter of 2019 related to settlement of a tax audit in a foreign jurisdiction and is net of a discrete tax benefit of (0.6%) for the third quarter of 2018 related to the recognition of excess tax benefits for share-based payment awards. For the nine months ended September 30, 2019 and 2018, the effective income tax rate as a percentage of income before income taxes was 31.1% and 26.8%, respectively.  For the nine-month period ended September 30, 2019 the effective rate includes a discrete tax provision of 2.2% related to settlement of a tax audit in a foreign jurisdiction and for nine-month periods ended September 30, 2019 and 2018, the effective rate is net of a discrete tax benefit of (0.7%) and (1.1%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards

The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income.    The increase in the effective income tax rate as a percentage of income before income taxes from third quarter 2018 to 2019 is a result of limited deductibility of Executive Compensation and Global Intangible Low-Taxed Income, both of which are on-going provisions of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In relation to the tax audit settlement in a foreign jurisdiction during the third quarter of 2019, the Company also received a $384 assessment of a non-income-based tax expense that is included in other expense (income) in the condensed consolidated statements of income and comprehensive income for the quarter and nine months ended September 30, 2019.

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

For the three and nine months ended September 30, 2019, the components of operating lease expense were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Fixed operating lease expense	$1,018	$3,057
Variable operating lease expense	39	118
	$1,057	$3,175

Supplemental cash flow information related to the Company’s operating leases for the nine-month period ended September 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating leases	$3,101
ROU assets obtained in exchange for operating lease obligations	$20,604

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of September 30, 2019 (in thousands except for the weighted average remaining lease term and weighted average discount rate):

Lease assets and liabilities	Classification	Amount
Assets:
Right of use asset	Other long-term assets	$17,358

Liabilities:
Current
Right of use liability, current	Accrued liabilities	$3,261
Long-term
Right of use liability, long-term	Other long-term liabilities	14,107
Total ROU lease liabilities		$17,368

Weighted average remaining lease term		8.35
Weighted average discount rate		2.95%

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

2020	$3,711
2021	3,004
2022	2,419
2023	2,065
2024	1,682
Thereafter	6,349
Total undiscounted cash flows	19,230
Less: present value discount	(1,862)
Total lease liabilities	$17,368

As of September 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

15.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income (“AOCI”) for the quarter ended September 30, 2019 and 2018 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2019	$(1,006)	$(264)	$(8,285)	$(9,555)
Unrealized loss on cash flow hedges		(78)		(78)
Amounts reclassified from AOCI		(27)		(27)
Foreign currency translation loss			(2,369)	(2,369)
At September 30, 2019	$(1,006)	$(369)	$(10,654)	$(12,029)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At June 30, 2018	$(945)	$1,047	$(6,682)	(6,580)
Unrealized gain on cash flow hedges		121		121
Amounts reclassified from AOCI		16		16
Foreign currency translation loss			(307)	(307)
At September 30, 2018	$(945)	$1,184	$(6,989)	$(6,750)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

AOCI for the nine months ended September 30, 2019 and 2018 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2018	$(1,006)	$434	$(7,946)	$(8,518)
Unrealized loss on cash flow hedges		(675)		(675)
Amounts reclassified from AOCI		(128)		(128)
Foreign currency translation loss			(2,708)	(2,708)
At September 30, 2019	$(1,006)	$(369)	$(10,654)	$(12,029)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2017	$(945)	$196	$(4,837)	$(5,586)
Unrealized gain on cash flow hedges		936		936
Amounts reclassified from AOCI		52		52
Foreign currency translation loss			(2,152)	(2,152)
At September 30, 2018	$(945)	$1,184	$(6,989)	$(6,750)

The realized gains relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income and included in interest expense in the condensed consolidated statements of income and comprehensive income.

16.       DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.030 per share for the first three quarters of 2019.  Dividends declared in the first quarter of 2018 were $0.025 per share and $0.030 per share in the second and third quarters of 2018.  Total dividends declared in the first nine months of 2019 and 2018 were $863 and $805, respectively.

17.       EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	9,414	9,273	9,390	9,251
Dilutive effect of equity awards	50	98	45	86
Diluted weighted average shares outstanding	9,464	9,371	9,435	9,337

For the three and nine months ended September 30, 2019, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues derived from foreign subsidiaries	$31,894	$30,717	$96,461	$96,618

Identifiable foreign assets were $92,403 and $88,400 as of September 30, 2019 and December 31, 2018, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $39,534 and $36,216 during the quarters ended September 30, 2019 and 2018, respectively; and $122,020 and $111,073 for the nine months ended September 30, 2019 and 2018, respectively.

For third quarter 2019 and 2018, one customer accounted for 17% and 20% of revenues, respectively; and for the year to date 2019 and 2018 for 16% and 20% of revenues, respectively. As of September 30, 2019, and December 31, 2018 this customer represented 17% and 13% of trade receivables, respectively.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Financial overview

Growth across all the Company’s served markets led to leveraging of costs and expansion of margins.  Revenue for the three and nine-month periods ended September 30, 2019 was $96,633 and $283,159, respectively.  Excluding the unfavorable effects of foreign currency exchange (“FX”) of $1,567, third quarter revenue was $98,200, up 22.6%.  For the nine months ended September 30, 2019, excluding the unfavorable effects of FX of $6,717, revenue was $289,876, up 22.5%.  Revenue excluding foreign currency exchange impacts is a non-GAAP measurement.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of revenue to revenue excluding foreign currency exchange impacts.

Our One Allied strategy to gain market share with our unique ability to provide engineered solutions for our customers is the primary driver of our growth in 2019.  Our business operating system, Allied Systematic Tools (AST), is contributing to stronger margins.  Improved product mix helped to overcome expense associated with an ongoing supplier issue.  Our recent acquisition, TCI continues to be a strong contributor to sales and earnings and has strategically expanded our market access.

Operating Results

Quarter ended September 30, 2019 compared to quarter ended September 30, 2018

	For the quarter ended		2019 vs. 2018
	September 30,		Variance
(in thousands)	2019	2018	$	%
Revenues	$96,633	$80,092	$16,541	21%
Cost of goods sold	66,603	56,330	10,273	18%
Gross profit	30,030	23,762	6,268	26%
Gross margin percentage	31.1%	29.7%
Operating costs and expenses:
Selling	4,144	2,762	1,382	50%
General and administrative	9,932	8,177	1,755	21%
Engineering and development	5,705	4,692	1,013	22%
Business development	8	33	(25)	(76)%
Amortization of intangible assets	1,429	872	557	64%
Total operating costs and expenses	21,218	16,536	4,682	28%
Operating income	8,812	7,226	1,586	22%
Interest expense	1,359	623	736	118%
Other expense (income), net	140	(24)	164	(683)%
Total other expense	1,499	599	900	150%
Income before income taxes	7,313	6,627	686	10%
Provision for income taxes	(2,695)	(1,767)	(928)	53%
Net Income	$4,618	$4,860	$(242)	(5)%

Effective tax rate	36.9%	26.7%	10%	38%
Diluted earnings per share	$0.49	$0.52	$(0.03)	(6)%
Bookings	$90,726	$85,081	$5,645	7%
Backlog	$125,821	$115,713	$10,108	9%

NET INCOME:  Net income increased during the third quarter of 2019 reflecting a significant increase in revenues partially offset by increased selling and general administrative costs to support growth along with incremental interest and amortization associated with the TCI and Maval acquisitions.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $12,416 for the third quarter of 2019 compared to $10,082 for the same quarter last year.  Adjusted EBITDA was $13,641 and $10,809 for the third quarter of 2019 and 2018, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For the quarter, the increase in revenues reflects increased sales in most of our served markets, including contributions from the TCI acquisition made in December 2018.

Sales to U.S. customers were 59% of total sales for the quarter compared with 55% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  The overall increase in revenue was due to an 22.7% volume increase offset by a 2.0% unfavorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in bookings in the third quarter of 2019 compared to the third quarter of 2018 is largely due to growth across all of the major markets served by the company, including contributions from the TCI acquisition made in December 2018. The increase of backlog as of September 30, 2019, compared to September 30, 2018 was attributable to the same factors.

GROSS MARGIN:  Gross margin increased 140 basis points to 31.1% for the third quarter of 2019 compared to 29.7% for the same quarter last year.  This is due to higher volumes, favorable product mix across a number of served markets, as well as the recent acquisition of TCI.

SELLING EXPENSES:  Selling expenses increased in the third quarter of 2019 compared to the same period of 2018. This was attributable to higher commissioned sales and the additional selling organizations associated with the TCI acquisition. Selling expenses as a percentage of revenues were 4.3% in the third quarter of 2019 compared to 3.4% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 21% in the third quarter 2019 from the third quarter 2018 largely due to the addition of TCI. As a percentage of revenues, general and administrative expenses remained constant near 10% for the period ended September 30, 2019 compared to the same period in 2018.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 22% in the third quarter of 2019 compared to the same quarter last year, however remained constant near 6.0% as a percentage of sales.  The increase in expenses is primarily due to added resources, the continued ramp up of development projects to meet the future needs of customers and target markets along with the engineering resources associated with the acquired businesses in 2018.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 64% to $1,429 in the third quarter of 2019 compared to the third quarter of 2018 due to the increase in intangible assets from the acquisition of TCI.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 36.9% and 26.7% in the third quarter 2019 and 2018, respectively. The effective tax rate for the third quarter of 2019 includes a discrete tax provision of 5.9% related to settlement of a tax audit in a foreign jurisdiction and for the third quarter of 2018 is net of a discrete tax benefit of (0.6%) related to the recognition of excess tax benefits for share-based payment awards.   The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	For the nine months ended		2019 vs. 2018
	September 30,		Variance
(in thousands)	2019	2018	$	%
Revenues	$283,159	$236,649	$46,510	20%
Cost of goods sold	197,045	166,816	30,229	18%
Gross profit	86,114	69,833	16,281	23%
Gross margin percentage	30.4%	29.5%
Operating costs and expenses:
Selling	12,373	8,402	3,971	47%
General and administrative	28,451	23,969	4,482	19%
Engineering and development	17,188	14,610	2,578	18%
Business development	64	349	(285)	(82)%
Amortization of intangible assets	4,291	2,634	1,657	63%
Total operating costs and expenses	62,367	49,964	12,403	25%
Operating income	23,747	19,869	3,878	20%
Interest expense	3,974	1,839	2,135	116%
Other expense (income), net	121	(118)	239	(203)%
Total other expense	4,095	1,721	2,374	138%
Income before income taxes	19,652	18,148	1,504	8%
Provision for income taxes	(6,119)	(4,859)	(1,260)	26%
Net Income	$13,533	$13,289	$244	2%

Effective tax rate	31.1%	26.8%	4%	16%
Diluted earnings per share	$1.43	$1.42	$0.01	1%
Bookings	$279,788	$252,018	$27,770	11%
Backlog	$125,821	$115,713	$10,108	9%

NET INCOME:  Net income increased during 2019 reflecting an increase in revenues partially offset by increased selling and general administrative costs to support growth along with the added infrastructure costs, amortization, and interest related to the acquisitions completed during 2018.

EBITDA AND ADJUSTED EBITDA:  EBITDA was $34,697 for 2019 compared to $28,441 last year.  Adjusted EBITDA was $37,519 and $30,577 for 2019 and 2018, respectively.  EBITDA and adjusted EBITDA are non-GAAP measurements.  EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization.  Adjusted EBITDA also excludes stock compensation expense and certain other items.  Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

REVENUES:  For 2019, the increase in revenues reflects increased sales in all our served markets, as well as contributions from the TCI acquisition made in December 2018.

Sales to U.S. customers were 57% of total sales for 2019 compared with 53% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia.  Sales volume increased by 22.5% for the nine months ended September 30, 2019, offset by a 2.8% unfavorable currency impact.

ORDER BOOKINGS AND BACKLOG:  The increase in orders in 2019 compared to 2018 is largely due to organic growth across all the major markets served by the company, along with the acquisition of TCI in late 2018. The increase in backlog as of September 30, 2019, compared to September 30, 2018 was attributable to the same factors.

GROSS MARGIN:  Gross margin increased 90 basis points to 30.4% in 2019 compared to 29.5% in 2018.  As noted above, this is due to higher volumes, favorable product mix across a number of served markets, and the recent acquisition of TCI.

SELLING EXPENSES:  Selling expenses increased in 2019 compared to 2018 primarily due to higher commissioned sales and the additional selling organization associated with the acquisition of TCI.  Selling expenses as a percentage of revenues increased to 4.4% for 2019 compared to 3.6% in 2018.

GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses increased by 19% in 2019 compared to 2018 largely due to the acquisition of TCI along with higher stock compensation and incentive compensation expense associated with improved performance. As a percentage of revenues, general and administrative expenses were approximately 10% for 2019 and 2018.

ENGINEERING AND DEVELOPMENT EXPENSES:  Engineering and development expenses increased by 18% in 2019 compared to 2018, however decreased as percentage of sales. The increase in expenses is primarily due to added resources (headcount and consulting), the continued ramp up of development projects to meet the future needs of customers and target markets along with the engineering resources associated with the acquired businesses in 2018. As a percentage of revenues, engineering and development expenses were 6.1% for 2019, down 10 basis points from 6.2% in 2018.

BUSINESS DEVELOPMENT COSTS:  The Company incurred $64 of business development costs in 2019 compared to $349 of business development costs last year. The costs in 2019 relate to activity from the December 2018 acquisition of TCI.  The costs in 2018 were related to the acquisition of the Maval OE Steering business and activity associated with other M&A opportunities.

AMORTIZATION OF INTANGIBLE ASSETS:  Amortization expense increased 63% in 2019 compared to 2018 due to the increase in intangible assets from the acquisition TCI.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 31.1% and 26.8% for the nine months ended September 30, 2019 and 2018, respectively.  For the nine-month period ending September 30, 2019, the effective tax rate includes a discrete tax provision of 2.2% related to settlement of a tax audit in a foreign jurisdiction and for nine-month periods ended September 30, 2019 and 2018, the effective rate is net of a discrete tax benefit of (0.7%) and (1.1%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards.  The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the quarter ended September 30, 2019 is as follows:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Revenue as reported	$96,633	$283,159
Currency impact	1,567	6,717
Revenue excluding foreign currency exchange impacts	$98,200	$289,876

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended September 30, 2019 and 2018 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income as reported	$4,618	$4,860	$13,533	$13,289
Interest expense	1,359	623	3,974	1,839
Provision for income tax	2,695	1,767	6,119	4,859
Depreciation and amortization	3,744	2,832	11,071	8,454
EBITDA	12,416	10,082	34,697	28,441
Stock compensation expense	833	694	2,374	1,787
Non income based tax assessment	384	—	384	—
Business development costs	8	33	64	349
Adjusted EBITDA	$13,641	$10,809	$37,519	$30,577

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $95 to a balance of $8,578 at September 30, 2019 from December 31, 2018.

	Nine months ended
	September 30,		2019 vs. 2018
	2019	2018	$
Net cash provided by operating activities	$17,004	$11,286	$5,718
Net cash used in investing activities	(9,280)	(23,893)	14,613
Net cash (used in) provided by financing activities	(7,513)	8,770	(16,283)
Effect of foreign exchange rates on cash	(306)	(396)	90
Net decrease in cash and cash equivalents	$(95)	$(4,233)	$4,138

During the third quarter of 2019, the increase in cash provided by operating activities is primarily due to a decrease in working capital needs primarily for inventories despite increased revenues along with higher levels of orders, particularly in the second quarter of 2019.

The significant cash used in investing activities in 2018 reflects the acquisition the Maval OE Steering business. Purchases of property and equipment were $9,280 during 2019 compared to $10,581 for 2018. The Company expects to invest between $13 million and $15 million in capital expenditures during 2019.

During the first quarter of 2019, the Company utilized revolver borrowings to fund working capital to support the growth seen from fourth quarter 2018 along with the payment of annual incentive compensation amounts.  During the second quarter of 2019, the Company made payments on the revolver that offset all but $695 of the 2019 borrowings.  During the third quarter of 2019, the Company reduced net debt by approximately $6,700.

The cash used in financing activities in first quarter 2018 reflects the use of the revolver to partially finance the acquisition of the Maval OE Steering business.  At September 30, 2019, we had $116,849 of obligations under the Revolving Facility excluding the unamortized debt issue costs.

The Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at September 30, 2019.

As of September 30, 2019, the amount available to borrow under the Credit Agreement was approximately $59,608.  The Credit Agreement matures in October 2021.

There were no borrowings on the China Facility balance during the quarter ended September 30, 2019.

The Company declared dividends of $0.030 per share during each of the first three quarters of 2019.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Credit Agreement.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Canada and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,200 on our third quarter 2019 sales and $9,600 on our sales for the nine months ended September 30, 2019.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended September 30, 2019 decreased sales in comparison to quarter ended September 30, 2018 by approximately $1,600.  For the nine months ended September 30, 2019 we estimate that foreign currency exchange rate fluctuations decreased sales by approximately $6,700 compared to the nine months ended September 30, 2018.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as Comprehensive Income.  The translation adjustment was a loss of approximately $2,369 and $307 for the third quarter of 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018, the translation adjustment was a loss of approximately $2,708 and $2,152, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to a gain of $214 and $17 for the third quarter of 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018, net foreign currency transaction gains and losses included in other income, net were a gain of $156 and $173, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $6,350 on our foreign net assets as of September 30, 2019.

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

As of September 30, 2019, we had $116,849 outstanding under the Revolving Facility, of which $40,000 is currently being hedged.  Refer to Note 10 of the notes to the condensed consolidated financial statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $76,849 of unhedged floating rate debt outstanding at September 30, 2019 would have an impact of approximately $200 on our interest expense for the third quarter of 2019 and $600 on our interest expense for the nine months ended September 30, 2019.

Item 4.  Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101               The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of stockholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	October 31, 2019	ALLIED MOTION TECHNOLOGIES INC.

		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer