Form 10-K
period 2019-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2020-03-11
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $279,965,898.

Number of shares of the only class of Common Stock outstanding: 9,609,794 as of March 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated into Part III.

2

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part I of this report. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. Business.

Description of the Business

Allied Motion Technologies Inc. (“Allied Motion” or the “Company” or “we” or “our”) is a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial. We are headquartered in Amherst, NY, and have global operations and sell to markets across the United States, Canada, South America, Europe and Asia. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. Our products include brush and brushless DC (BLDC) motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

The Company’s growth strategy is focused on becoming the controlled motion solution leader in its selected target markets by further developing its products and services platform to utilize multiple Allied Motion technologies to create increased value solutions for its customers.  Our strategy further defines Allied Motion as being a “technology/know-how” driven company and to be successful, the Company continues to invest in its areas of excellence.

3

Growth targets have been set for the Company and it will align and focus its resources to meet those targets.  First and foremost, the Company invests in its people as it believes that attracting and retaining the right people is the most important element in the strategy.  The Company will continue to invest in applied and design engineering resources which can be leveraged across the entire Allied organization.

The Company’s strategic focus is addressing the critical issues that it believes are necessary to meet the stated long-term goals and objectives.  The majority of the critical issues are focused on growth initiatives for the Company.

One of the Company’s growth initiatives includes product line platform development to meet the emerging needs of its selected target markets.  The platform development emphasizes a combination of technologies to create increased value solutions for customers.  The emphasis with new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple Company technologies in a system solution approach.  The Company believes this approach will allow it to provide increased value to its customers and improved margins for the Company.  Its strong financial condition, along with Allied Systematic Tools (“AST”) continuous improvement initiatives in quality, delivery, and cost allow for a positive outlook for the continued long-term growth of the Company.

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

Markets and Applications

The Company sells its products into a subset of the following broad markets:

Vehicle: electronic power steering and drive-by-wire applications to electrically replace, or provide power-assist to a variety of mechanical linkages, traction / drive systems and pumps, automated and remotely guided power steering systems, various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers, etc.), HVAC systems, solutions to improve energy efficiency of vehicles while idling and alternative fuel systems such as LPG, fuel cell and hybrid vehicles. Vehicle types include off- and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational (e.g., RVs, ATVs (all-terrain vehicles)), specialty automotive, automated and remotely guided vehicles).

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

4

Organization Structure

Allied Motion’s “One Allied” approach to the market is realized through the close collaboration of our Sales Organization, Solution Centers, Technology Centers and Production Centers all working together to provide innovative controlled motion solutions and create value for our customers.

Allied Motion Sales Organization: The Company’s sales organization continues to evolve with the goal of becoming the best sales and service force in its industry.  Through the One Team approach for providing controlled motion solutions and components that best address customers’ needs, the Company is continuing to broaden the knowledge and skills of its direct sales force, while creating sales and service support in its Solution Centers.  This enables the entire sales organization to be capable of globally selling all products designed, developed and produced by Allied Motion. The Company’s primary channels to market include the direct sales force and external authorized Sales Representatives, Agents and Distributors that provide field coverage in Asia, Europe, Canada, Israel and the Americas.  While the majority of the Company’s sales are directly to OEMs, it is working to expand its market reach through Distribution channels. The Company completed the acquisition of TCI, LLC (“TCI”) during the fourth quarter 2018. The acquisition of TCI has enabled the Company to expand its distribution capability.

Allied Motion Solution Centers:  Allied Motion has Solution Centers in China, Europe and North America that enable the design and sale of individual component products as well as integrated controlled motion systems that utilize multiple Allied Motion products.  In addition to providing sales and applications support, the solution center function may include final assembly, integration and tests as required to support customers within their geographic region.

Asian Solution Center — Changzhou, China

European Solution Centers:

1.	Stockholm, Sweden: Scandinavian Countries, with a specialty in larger vehicle applications

2.	Kelheim, Germany: German speaking countries, with a specialty in Industrial applications

3.	Porto, Portugal: specialty in automotive applications

4.	Dordrecht, Netherlands: specialty in commercial applications

North American Solution Center — Amherst, New York, USA

Allied Motion Technology Centers: Allied has Technology Centers in China, Europe and North America that design, develop and support the various products and systems offered by Allied Motion with a focus on specific technologies/products in each individual location.

North American Motors:  The Company has consolidated all motor design, development and support activities in North America under the umbrella of North American Motors. The locations include:

•	Dayton, OH: automotive BLDC motors, power steering solutions and special purpose motors.

•	Owosso, MI: fractional horsepower permanent magnet DC and BLDC motors serving a wide range of original equipment applications.

•	Tulsa, OK: high performance BLDC motors, including servo motors, frameless motors, torque motors, high speed (60,000 RPM+) slot-less motors, high resolution encoders and motor/encoder assemblies.

North American Mechatronics: Under the umbrella of North American Mechatronics, the company designs gearing, mechanical and electronic products and solutions to combine with motor solutions for a wide range of market based and custom engineered solutions. The locations under the umbrella include:

•	Watertown, NY: gearing solutions in both stand-alone and integrated gearing/motor configurations.

•	Amherst, NY and Oakville, Ontario: advanced electronic controlled motion products and custom solutions including integrated power electronics, digital controls and network communications for motor control and power conversion to support Allied Motion’s broad range of motors.

•	Twinsburg, OH: steering system components for the automotive, off-road, performance and specialty vehicle markets.

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

Stockholm, Sweden: Designs and develops high performance electronic controls and platform based integrated steering system solutions for market specific vehicle solutions that may utilize the various technologies and products developed by other Allied Motion locations.

TCI, Germantown WI: Designs and manufactures active (electronic) and passive (magnetic) products to monitor and resolve power quality and harmonic distortion issues associated with industrial power conversion.

Allied Motion Production Centers: Allied has designated low cost/high volume Production Centers in China, Europe and North America that provide dedicated manufacturing capabilities for the various products and systems offered by Allied Motion with a focus on specific technologies/products in each individual location. In certain cases, products may be produced in multiple locations to better serve our customers within the geographic region in which they are located. Locations include:

•	Changzhou, China

•	Mrakov, Czech Republic

•	Porto, Portugal

•	Reynosa, Mexico

•	Dothan, Alabama, USA

Global Electronics Team (GET): Allied has consolidated its worldwide electronics engineering function under the leadership of one individual, effectively leveraging and utilizing all our international electronics development resources. Acquiring or hiring additional electrical engineering talent to build a global team has been a critical part of the One Allied strategy to support the growth of custom solution-based products delivered to our customers and served markets. Due to the high acquisition multiples associated with acquiring such talent, the organization was focused on hiring talent in 2019 and growing this function organically. Locations include:

•	Ferndown, UK

•	Oakville, CA

•	Amherst, NY

•	Porto, Portugal

Competitive Environment

Our products and solutions are sold into the global market with a large and diverse group of competitors that vary by product, geography, industry and application.  We believe the controlled motion market is highly fragmented with many competitors, some of which are substantially larger and have greater resources than Allied Motion.  We believe our competitive advantages include our electro-magnetic, mechanical and electronic controlled motion expertise, the breadth of our motor technologies and our ability to integrate these technologies with our encoders, gearing, power electronics, digital control technologies and network/feedback communications capabilities, as well as our global presence.  Unlike many of our competitors, we are unique in our ability to provide custom-engineered controlled motion solutions that integrate the products we manufacture such as embedded or external electrical control solutions with our motors.  We compete on technological capabilities, quality, reliability, service responsiveness, delivery speed and price.  Our competitors include Altra Industrial Motion Corp., Ametek, Inc., Parker Hannifin Corporation and other smaller competitors.

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

Major Customers

During 2019, 2018 and 2017, the Company’s total annual revenues increased significantly as a result of both sales to customers of businesses acquired by the Company during that period and from increased sales to a number of existing customers of the Company, with five customers accounting for approximately 30% of the Company’s total revenue during 2019, 34% during 2018 and 33% during 2017.

Sales Backlog

Backlog as of December 31, 2019 was $124,950 compared with $131,997 as of December 31, 2018.  The time to convert the majority of backlog to sales is approximately three to six months.  Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame.  There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used.  Our engineering and development expenditures for the years ended December 31, 2019, 2018 and 2017 were $23,086, $19,913, and $17,542, respectively, or 6.2% of sales in 2019, 6.4% of sales in 2018, and 7.0% of sales in 2017.  We believe E&D is critical to our success and expect to continue to invest at these levels in the future.  Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

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

International Operations

Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located primarily in Europe and Asia.  Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.  The information required by this item is set forth in Note 13, Segment Information, of the notes to consolidated financial statements contained in Item 8 of this report.

Employees

At December 31, 2019, we employed approximately 1,700 full-time employees worldwide. Of those, approximately 54% are located in North America and 42% are located in Europe.

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

Our global sales and operations, including the U.S., are subject to a variety of economic, market and financial risks and costs that could affect our profitability and operating results.

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

Additionally, in December 2019, an outbreak of the coronavirus occurred in China and other jurisdictions. The extent to which coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot currently be predicted, including the severity of the outbreak and the responsive actions taken to contain it or treat its impact. A prolonged outbreak could interrupt our operations and the operations of our customers and suppliers. These risks could have a material adverse effect on our business, results of operations, or financial condition.

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

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial results.

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

Our ability to service our indebtedness depends on our financial performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors.  Some of these factors are beyond our control.  Our debt level and related debt service obligations can have negative consequences, including requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; reducing our flexibility in planning for or reacting to changes in our business and market conditions; and exposing us to interest rate risk since a portion of our debt obligations are at variable rates. In addition, certain of our indebtedness will have significant outstanding principal balances on their maturity dates, commonly known as balloon payments.  Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures.  We may incur more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in or necessary to conduct business.  We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store, and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems is evolving, and adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers.

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

Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers. As such, some materials and components could become in short supply resulting in limited availability and/or increased costs. Additionally, we may elect to develop relationships with a single or limited number of suppliers for materials and components that are otherwise generally available, because some customers require extensive certification of suppliers which is a considerable and time consuming undertaking.  Although we believe that alternative suppliers are available to supply materials and components to replace those currently used, doing so may require redesign work and would require having those new sources qualified by our customers prior to making use of those new alternatives. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations.

We intend to develop new products and expand into new markets, which may not be successful and could harm our operating results.

We intend to expand into new markets and develop new and modified products based on our existing technologies and engineering capabilities, including the continued expansion of our controlled motion systems and integrated electronics.  These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities.  Specific risks in connection with expanding into new products and markets include longer product development cycles, the inability to transfer our quality standards and technology into new products, and the failure of our customers to accept the new or modified products.

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

Our profits may decline if the price of raw materials rise and we cannot recover the increases from our customers.

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

Our business is subject to environmental regulations that could negatively affect our operating results.

Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of hazardous chemicals and other materials used in, and hazardous waste produced by the manufacturing of our products.  Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities.  Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal or transportation of our products may be imposed that may result in higher costs or lower operating results.  In addition, we cannot predict the affect that additional or modified environmental regulations may have on us or our customers.

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

These intangible assets consist primarily of goodwill, customer lists, trade names and patented technology arising from our acquisitions.  Goodwill is not amortized; it is tested annually or upon the occurrence of certain events which indicate that the assets may be impaired.  Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired.  We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets.  In addition, intangible assets with definite lives will continue to be amortized.  Amortization expenses relating to these intangible assets will continue to reduce our future earnings.

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

A significant portion of our revenues and trade receivables are concentrated with a small group of customers.  These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier.  Our ability to maintain strong relationships with our principal customers is essential to our future performance.  If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed as well as the collectability of accounts receivable.

If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.

We sell our products to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards.  Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers.  Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, allocate our research and development funding, innovate and develop new products, differentiate our offerings and commercialize new technologies, secure intellectual property protection for our products and manufacture products in a cost-effective manner.  We would be harmed if we did not meet customer requirements and expectations.  Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products could result in a loss of customers and lower revenues.

Our competitiveness depends on successfully executing our growth initiatives and our globalization strategies.

We continue to invest in initiatives to support future growth, such as the creation of an effective corporate structure, implementation of our enterprise resource planning system, launch of a new integrated website, implementation of a structured approach to identify target markets, and the expansion of our AST (continuous improvement initiatives in quality, delivery, and cost).  The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition.  Our globalization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities.  Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support.  These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions and challenges to protect our intellectual property.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2019, the Company occupies facilities as follows:

Description / Use	Location	Approximate Square Footage	Owned Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facility	Germantown, Wisconsin	66,000	Leased
Office and manufacturing facilities	Kelheim, Germany	154,000	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office	Oakville, Ontario, Canada	3,500	Leased
Office and manufacturing facility	Porto, Portugal	53,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	20,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	30,000	Leased
Office and manufacturing facility	Twinsburg, Ohio	28,800	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

The Company’s management believes the above-described facilities are adequate to meet the Company’s current and foreseeable needs. Operating leases for the Company’s properties expire at various times through 2033. Upon the expiration of the Company’s current leases, management believes that the Company will be able to secure renewal terms or enter into leases for alterative locations at market terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 11, 2020 was 237.

Dividends

During 2019 and 2018, we declared regular quarterly cash dividends on our common stock. We paid $0.03 per quarter in 2019. We paid $0.025 for the first quarter of 2018 and $0.03 per quarter for the second, third and fourth quarters of 2018. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company's cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Electrical and Industrial Apparatus Index for a $100 investment made on December 31, 2014, including reinvestment of any dividends.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Allied Motion Technologies	$100.00	$111.09	$91.30	$141.92	$192.17	$209.24
NASDAQ (U.S.)	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
S&P Electrical Components & Equipment	$100.00	$84.83	$102.39	$130.34	$111.89	$154.99

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/19 to 10/31/19	362	(1)	$36.09	-	-
11/01/19 to 11/30/19	-		-	-	-
12/01/19 to 12/31/19	512	(1)	44.05	-	-
Total	874		$40.76	-	-

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At December 31, 2019, the Company did not have an authorized stock repurchase plan in place.

Item 6. Selected Financial Data.

Dollars in thousands, except share data	2019	2018 (1)	2017	2016 (2)	2015
Results from Operations
Revenues	$371,084	$310,611	$252,012	$245,893	$232,434
Net income	17,022	15,925	8,036	9,078	11,074
Diluted earnings per share	$1.80	$1.70	$0.87	$1.00	$1.20
Dividends declared per share	$0.12	$0.115	$0.10	$0.10	$0.10

Year-End Financial Position
Cash and cash equivalents	$13,416	$8,673	$15,590	$15,483	$21,278
Working capital	69,002	66,304	53,358	50,987	39,931
Total assets	305,828	285,301	187,922	179,919	162,147
Short term debt	-	-	461	936	9,860
Long-term debt	109,765	122,516	52,694	70,483	57,518
Shareholders' equity	119,194	101,813	87,347	72,286	64,597
Shareholders' equity per common
share outstanding	$12.42	$10.74	$9.27	$7.71	$6.96

Supplemental Financial Data
Capital expenditures	$14,882	$14,333	$6,201	$5,188	$4,730
Depreciation expense	9,139	7,921	7,055	6,545	4,822
Engineering and development	23,086	19,913	17,542	16,170	14,229
Interest expense	5,134	2,701	2,474	6,449	6,023
Intangible amortization	5,718	3,655	3,219	3,204	2,644
Backlog (3)	124,950	131,997	100,708	78,602	70,999

Ratios
Net return on sales	4.6%	5.1%	3.2%	3.7%	4.8%
Return on shareholders' equity	15.4%	16.8%	10.1%	13.3%	18.4%
Current ratio	2.5	2.5	2.8	3.1	2.2
Net debt to capitalization (4)	45%	53%	30%	44%	42%

(1) Includes the effect of the Maval OE Steering and TCI acquisitions in the first and fourth quarters of 2018, respectively.
(2) Includes the effect of the Heidrive acquisition in the first quarter of 2016.
(3) Backlog is defined as confirmed orders for which the customer has provided a release and delivery date.
(4) Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders' equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amounts presented in Item 7 are in thousands, except per share data.

Overview

We are a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense, and Industrial. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Financial Overview

Highlights for our fiscal year ended December 31, 2019, include:

•	Revenue was $371,084 for 2019 compared with $310,611 in 2018. Growth was evident in all of our served markets. Sales to U.S. customers were 57% of total sales for 2019 and 53% of total sales for 2018, with the balance of sales to customers primarily in Europe, Canada and Asia.

•	Gross profit was $112,584 for 2019, a 23% increase from $91,403 in 2018. As a percentage of revenue, gross margin increased 90 basis points to 30.3% primarily due to a significant increase in revenues along with the leveraging of fixed costs.

•	Operating income was $29,443, or 8% of revenue, for 2019 compared with $23,229, or 7% of revenue, for 2018.

•	Net income was $17,022, or $1.80 per diluted share, compared with $15,925, or $1.70 per diluted share, for 2018.

•	Bookings were $366,103 for 2019 compared with $336,930 for 2018, an increase of 9%. Backlog as of December 31, 2019 was $124,950, a decrease of 5% from $131,997 at year end 2018.

•	Debt of $109,765, net of cash of $13,416, decreased by $17,494 to $96,349 at December 31, 2019 from debt of $122,516, net of cash of $8,673 of $113,843 at December 31, 2018.

•	We declared and paid a dividend of $0.03 per share for each quarter of 2019 pursuant to our quarterly dividend program. Dividends to shareholders for 2019 and 2018 were $0.12 and $0.115 per diluted share, respectively. The dividend payout ratio was 7% for both 2019 and 2018, when compared with the diluted earnings per share of $1.80 and $1.70, respectively.

The Company’s 2019 sales were 19% higher than in the prior year.  Our market position in all of our served markets continued to grow organically as well as through the addition of TCI to our Company portfolio.

Net income was 7% higher in 2019 compared to 2018, and earnings per diluted share increased by 6%.  These increases reflect increased sales and gross margin growth, both organically and from acquisitions, along with a continued focus on cost control.

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

One of these growth initiatives includes product line platform development to meet the emerging needs of our selected target markets.  Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers.  The emphasis with new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple Allied Motion technologies in a system solution approach.  We believe this approach will allow us to provide increased value to our customers and improved margins for our Company.  Our strong financial condition, along with AST continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long-term growth of our Company.

Outlook for 2020

In 2020, we will continue to focus on leveraging our resources to expand our business in our served markets.   In addition, we will continue to execute the ongoing critical issues as defined by our updated strategy, developed in 2017.  The critical issues from that strategy include:

1)	Execute acquisition strategy to consolidate a fragmented market.

2)	Pursue target (niche) markets where we can gain a leadership market position.

3)	Develop leading edge products to meet the emerging needs of our target markets.

4)	Utilize lean tools to enhance company performance.

5)	Execute our long term strategy and set aggressive growth and profitability goals to measure our success.

Allied Motion is an applied technology/know-how motion company, and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “create controlled motion solutions that change the game” and to meet the emerging needs of our customers in our served market segments.  In support of our sales efforts, we have three Solution Centers (United States, Europe and Asia) that are providing the support required to sell multi-technology solutions.  We have announced a number of multi-product controlled motion solution wins that will continue ramping up during 2020 and have a very active pipeline of new opportunities where our integrated solution capability has provided us with a competitive advantage.  We anticipate that our investment in these key resources will continue to drive our growth now and in the future.  We expect this shift from a component supplier to a more complete solutions provider, along with the application of AST, to drive cost reduction.

Our global production footprint provides us with the opportunity to be a value added supplier for global companies who require support around the world.  We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates and judgments upon historical experience and other factors that are believed to be reasonable under the circumstances. Changes in estimates or assumptions could result in a material adjustment to the consolidated financial statements.

We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, See Note 1, Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements contained in Item 8 of this report for additional information.

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

At December 31, 2019 and 2018, the accrual for future warranty obligations was $1,075 and $971, respectively. The Company’s expense (income) for warranty obligations was $210 in 2019, ($13) in 2018, and $234 in 2017, respectively. The length of the warranty period for the Company’s products is generally three months to two years and varies significantly based on the product sold. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances are higher than the Company’s historical experience, additional accruals may be required.

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

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-down or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2019, we have $53,385 of inventory recorded on our consolidated balance sheet, representing approximately 17% of total assets. A 1% write-down of our inventory would decrease our 2019 net income by approximately $381, or $0.04 per diluted share.

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

Evaluation of goodwill for impairment

We test the reporting unit’s goodwill for impairment as of October 31st of each fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. In conducting this annual impairment testing, we may first perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its net book value. If the net book value of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed a qualitative assessment of our single reporting unit as of October 31, 2019. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of our reporting unit. The assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its respective carrying value. Additionally, other positive indicators considered since the last quantitative assessment were the achievement of substantially higher revenue during 2019, along with continued expected growth during 2020. As a result, we concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, and as such, a quantitative assessment was not required.

We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period. As of December 31, 2019, we have $52,935 of goodwill recorded on our consolidated balance sheet, representing approximately 17% of total assets. A 1% write-down of our goodwill would decrease our 2019 net income approximately $378, or $0.04 per diluted share.

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

Impact of Recently Issued Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”) or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements.  See Note 1, Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

The following discussion is a comparison between fiscal year 2019 and fiscal year 2018 results. For a discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 13, 2019.

Year 2019 compared to 2018

	For the year ended		2019 vs. 2018
	December 31,		Variance
(Dollars in thousands, except per share data)	2019	2018	$	%
Revenues	$371,084	$310,611	$60,473	19%
Cost of goods sold	258,500	219,208	39,292	18%
Gross profit	112,584	91,403	21,181	23%
Gross margin percentage	30.3%	29.4%
Operating costs and expenses:
Selling	16,536	11,807	4,729	40%
General and administrative	37,688	32,037	5,651	18%
Engineering and development	23,086	19,913	3,173	16%
Business development	113	762	(649)	(85)%
Amortization of intangible assets	5,718	3,655	2,063	56%
Total operating costs and expenses	83,141	68,174	14,967	22%
Operating income	29,443	23,229	6,214	27%
Interest expense	5,134	2,701	2,433	90%
Other (income) expense, net	468	(153)	621	(406)%
Total other expense, net	5,602	2,548	3,054	120%
Income before income taxes	23,841	20,681	3,160	15%
Provision for income taxes	(6,819)	(4,756)	(2,063)	43%
Net income	$17,022	$15,925	$1,097	7%

Effective tax rate	28.6%	23.0%	5.6%	24%
Diluted earnings per share	$1.80	$1.70	$0.10	6%
Bookings	$366,103	$336,930	$29,173	9%
Backlog	$124,950	$131,997	$(7,047)	(5)%

REVENUES: During 2019, we experienced growth in all of our served markets. Organic growth accounted for 9% of the 19% increase in sales in 2019 with the remainder due to acquisitions. Our sales for 2019 were comprised of 57% to US customers and 43% to customers primarily in Europe, Canada and Asia. The overall increase in revenue was primarily due to increased volume. The increase in revenue was 22% when excluding foreign currency impacts from both 2019 and 2018. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BACKLOG: The increase in orders in 2019 compared to 2018 is due to significant organic growth across all of the major markets served by the company, further enhanced by the TCI acquisition. The reduction in backlog is largely due to the timing of certain longer-term orders being placed in Q4 2018 not occurring in 2019 due to the term of those orders.

GROSS PROFIT AND GROSS MARGIN: The 23% increase in gross profit was largely due to increased volume attributable to growth in our served markets. The 90 basis point improvement in gross margin was due to the leveraging of fixed manufacturing costs along with beneficial product mix and improved operating efficiencies.

SELLING EXPENSES: Selling expenses increased in 2019 compared to 2018 primarily due to increased investment in and focused growth of the One Allied Sales Organization including the addition of the TCI sales organization.  Selling expenses as a percentage of revenues were 4% for 2019 and 4% for 2018. We anticipate that the higher level of selling expenses as a percentage of revenues will continue in the future.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased in 2019 from 2018 largely due to higher incentive compensation resulting from strong financial performance, as well as the TCI acquisition.  As a percentage of revenues, general and administrative expenses were 10% for 2019 and 2018.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 16% in 2019 compared to 2018.  The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, particularly at our European locations, the addition of TCI, as well as supporting growing customer application development needs.  As a percentage of revenues, engineering and development expenses were 6% for 2019 and 2018.

BUSINESS DEVELOPMENT COSTS: The Company incurred $113 of business development costs during 2019 related potential new business opportunities. The Company incurred $762 of business development costs during 2018 related to the acquisitions of Maval OE Steering and TCI.

INTEREST EXPENSE: Interest expense increased by 90% in 2019 compared to 2018 due to the increased borrowings in 2018 related to the acquisition of TCI.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased 56% in 2019 compared to 2018, from $3,655 to $5,718 related to the increased intangible assets from the TCI acquisition.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.6% and 23.0% for the year ended December 31, 2019 and 2018, respectively.  For the year ended December 31, 2019, the effective tax rate includes a discrete tax provision of 1.8% related to settlement of a tax audit in a foreign jurisdiction. For the year ended December 31, 2019 and 2018, the effective rate is net of a discrete tax benefit of (0.1%) and (2.3%), respectively, related primarily to the recognition of excess tax benefits for share-based payment awards. The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income. Refer to Note 9 of the Notes to Consolidated Financial Statements for a reconciliation of statutory rates to tax provision rates.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during 2019 reflecting a significant increase in revenues and improved operating performance, offset by higher interest expense and income taxes.

Adjusted net income for the years ended December 31, 2019, and 2018 were $17,920 and $16,276, respectively. Adjusted diluted earnings per share for 2019 and 2018 were $1.89 and $1.74, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. Adjusted net income for 2019 excludes the third quarter 2019 non-income based tax assessment of $384 and the income tax charge of $433 related to a tax assessment in a foreign jurisdiction. Adjusted net income for 2019 excludes $113 ($81 net of tax) and for 2018 excludes $762 ($586 net of tax) of business development costs. Adjusted net income for 2018 also excludes $235 of tax benefit resulting from the Tax Cuts and Jobs Act. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and earnings per share to Adjusted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $43,832 for 2019 compared to $34,958 for 2018. Adjusted EBITDA was $47,532 and $38,363 for 2019 and 2018, respectively. EBITDA and adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. Refer to information included in “Non - GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Revenue excluding foreign currency exchange impacts, EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under GAAP.

Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results; in particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosure have limitations as analytical tools, should not be viewed as a substitute for revenue and net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for 2019 and 2018 is as follows:

	For the year ended December 31,
	2019	2018
Revenue as reported	$371,084	$310,611
Currency impact	7,845	(4,336)
Revenue excluding foreign currency exchange impacts	$378,929	$306,275

The Company’s calculation of EBITDA and Adjusted EBITDA for 2019 and 2018 is as follows:

	For the year ended
	December 31,
	2019	2018
Net income as reported	$17,022	$15,925
Interest expense	5,134	2,701
Provision for income tax	6,819	4,756
Depreciation and amortization	14,857	11,576
EBITDA	43,832	34,958
Stock compensation expense	3,203	2,643
Business development costs	113	762
Non-income based tax assessment	384	-
Adjusted EBITDA	$47,532	$38,363

Allied Motion’s management uses Adjusted net income and Adjusted diluted earnings per share to assess the Company’s consolidated financial and operating performance. Adjusted net income and Adjusted diluted earnings per share are provided for informational purposes only and are not a measure of financial performance under generally accepted accounting principles. These measures help management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides management with a measure of financial performance of the Company based on operational factors as it removes the impact of certain non-routine items from the Company’s operating results. Adjusted diluted earnings per share provides management with an indication of how Adjusted net income would be reflected on a per share basis for comparison to the GAAP diluted earnings per share measure. Adjusted net income is a key metric used by senior management and the Company’s board of directors to review the consolidated financial performance of the business. This measure adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2019 and 2018 is as follows:

	For the year ended December 31,
	2019	Per diluted share	2018	Per diluted share
Net income as reported	$17,022	$1.80	$15,925	$1.70
Non-GAAP adjustments, net of tax
Non-income based tax assessment	384	0.04	-	-
Income tax provision charge	433	0.05	-	-
Impact of the Tax Cuts and Jobs Act	-	-	(235)	(0.03)
Business development costs	81	-	586	0.06
Non-GAAP adjusted net income	$17,920	$1.89	$16,276	$1.74

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $4,743 to a balance of $13,416 at December 31, 2019 from 2018.

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$
Net cash provided by operating activities	$34,530	$17,452	$17,078
Net cash used in investing activities	(14,882)	(91,746)	76,864
Net cash (used in) provided by financing activities	(14,777)	67,777	(82,554)
Effect of foreign exchange rates on cash	(128)	(400)	272
Net increase (decrease) in cash and cash equivalents	$4,743	$(6,917)	$11,660

During 2019, the increase in cash provided by operating activities is primarily due to increased net income and improved working capital, primarily due to effective inventory management.

During 2018, the decrease in cash provided by operating activities is primarily due to an increase in working capital needs to support growth in a period of tightened supply chain, primarily for trade receivables and inventories.

The cash used for investing activities in 2019 reflects normal purchases of property, plant, and equipment for the Company.

The cash used for investing activities in 2018 reflects the acquisition of Maval OE Steering during the first quarter and TCI during the fourth quarter.  The cash paid for these acquisitions was $77,413 net of cash acquired.

The cash used in financing activities during 2019 represents mostly the paydown of long-term debt, with a small portion being attributed to dividends paid to stockholders.

The significant cash provided from financing activities during 2018 reflects the borrowings on our Revolving Facility (refer to Note 7 of the Notes to Consolidated Financial Statements for definition and terms) for the two acquisitions completed during the year.

During the year ended December 31, 2019, the Company paid dividends of $0.12 per share.  The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement (refer to Note 7 of the Notes to Consolidated Financial Statements for definition and terms).

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2019 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business. At December 31, 2019, our long-term contractual obligations were limited to debt and leases.

On February 12, 2020, the Company entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”). Refer to Note 14 of the Notes to Consolidated Financial Statements for a description of the Amended Credit Agreement and the Amended Revolving Facility. Amounts below represent debt and interest payments due based on the Amended Credit Facility as if it were in effect at December 31, 2019. The Amended Credit Agreement term is to February 2025. The Prior credit agreement termination date was October 27, 2021.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$18,691	$3,635	$5,263	$3,706	$6,087
Debt Obligations (1)	109,765	-	-	-	109,765
Interest on Debt (2)	19,563	3,842	7,600	7,513	608
Total	$148,019	$7,477	$12,863	$11,219	$116,460

(1)	Amounts represent our debt obligations (net of deferred financing fees), as of December 31, 2019.
(2)	Amounts represent the estimated interest payments based on the balances as of December 31, 2019 and applicable interest rates under the Amended Revolving Facility.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic and Mexico, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona and Mexican pesos, respectively.  We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $12,700 on our 2019 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations decreased sales in 2019 compared to 2018 by approximately $7,800.

We translate all assets and liabilities of foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $680 for 2019 and a loss of $3,109 for 2018.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in total other expense, net amounted to a loss of $111 and a gain of $169 in 2019 and 2018, respectively.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $7,000 and $6,000 on our foreign net assets as of December 31, 2019 and 2018, respectively.

Interest Rates

On February 12, 2020, the Company entered into the Amended Credit Agreement for the $225 million Amended Revolving Facility. Refer to Note 14 of the Notes to Consolidated Financial Statements for a description of the Amended Credit Agreement. Amounts below represent payments due based on the Prior Credit Agreement at December 31, 2019.

Interest rates on our Prior Credit Agreement are based on the LIBOR plus a margin of 1.00% to 2.25% (currently 1.75%) or the Prime Rate plus a margin of 0% to 1.25% (currently 0.75%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, we entered into three interest rate swaps with a combined notional amount of $40,000 that matures in February 2022.

As of December 31, 2019, we had $110,085 outstanding under the Revolving Facility (excluding deferred financing fees), of which $40,000 is currently being hedged. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $70,085 of unhedged floating rate debt outstanding at December 31, 2019 would have an impact of approximately $701 on our interest expense for 2019. A hypothetical one percentage point (100 basis points) change in the Base Rate on the average unhedged floating rate debt outstanding during 2018 would not have a material impact on our interest expense for 2018.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, using the option to not restate comparative periods and apply the standard as of the date of initial application.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 11, 2020

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Allied Motion Technologies Inc. and subsidiaries

Amherst, New York

OPINION ON THE (CONSOLIDATED) FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017; and the related notes (collectively referred to as the “financial statements”) of Allied Motion Technologies Inc and subsidiaries (the “Company”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ EKS&H LLP
March 15, 2018
Denver, Colorado

We began serving as the Company's auditor in 2006. In 2018 we became the predecessor auditor.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands except share and per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$13,416	$8,673
Trade receivables, net of allowance for doubtful accounts of $405 and $530 at December 31, 2019 and 2018, respectively	44,429	43,247
Inventories	53,385	54,971
Prepaid expenses and other assets	4,413	4,003
Total current assets	115,643	110,894
Property, plant and equipment, net	53,008	48,035
Deferred income taxes	490	341
Intangible assets, net	62,497	68,354
Goodwill	52,935	52,639
Right of use asset	16,420	-
Other long-term assets	4,835	5,038
Total Assets	$305,828	$285,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	23,640	25,867
Accrued liabilities	23,001	18,722
Total current liabilities	46,641	44,589
Long-term debt	109,765	122,516
Deferred income taxes	3,399	3,860
Pension and post-retirement obligations	5,139	4,293
Right of use liability	13,715	-
Other long-term liabilities	7,975	8,230
Total liabilities	186,634	183,488
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,599 and 9,485 shares issued and outstanding at December 31, 2019 and 2018, respectively	37,136	33,613
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	-	-
Retained earnings	92,589	76,718
Accumulated other comprehensive loss	(10,531)	(8,518)
Total stockholders’ equity	119,194	101,813
Total Liabilities and Stockholders’ Equity	$305,828	$285,301

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended
(In thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017
Revenues	$371,084	$310,611	$252,012
Cost of goods sold	258,500	219,208	176,333
Gross profit	112,584	91,403	75,679
Operating costs and expenses:
Selling	16,536	11,807	10,979
General and administrative	37,688	32,037	24,926
Engineering and development	23,086	19,913	17,542
Business development	113	762	213
Amortization of intangible assets	5,718	3,655	3,219
Total operating costs and expenses	83,141	68,174	56,879
Operating income	29,443	23,229	18,800
Other expense (income):
Interest expense	5,134	2,701	2,474
Other (income) expense, net	468	(153)	190
Total other expense, net	5,602	2,548	2,664
Income before income taxes	23,841	20,681	16,136
Provision for income taxes	(6,819)	(4,756)	(8,100)
Net income	$17,022	$15,925	$8,036

Basic earnings per share:
Earnings per share	$1.81	$1.72	$0.88
Basic weighted average common shares	9,398	9,265	9,153
Diluted earnings per share:
Earnings per share	$1.80	$1.70	$0.87
Diluted weighted average common shares	9,461	9,370	9,275

Net income	$17,022	$15,925	$8,036
Other comprehensive income:
Foreign currency translation adjustment	(680)	(3,109)	6,314
Change in accumulated income (loss) on derivatives (1)	(711)	238	226
Pension adjustments (2)	(622)	(61)	(123)
Comprehensive income	$15,009	$12,993	$14,453

(1) Net of tax of ($218) and $132 for the years ended December 31, 2019 and 2018, respectively.

(2) Net of tax of $186, $2 and ($21) for the years ended December 31, 2019, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension Adjustments	Total Stockholders' Equity
Balances, December 31, 2016	9,374	$33,191	$(3,688)	$54,786	$(11,151)	$(30)	$(822)	$72,286
Stock transactions under employee benefit stock plans	28	657						657
Issuance of restricted stock, net of forfeitures	88	2,138	(1,599)					539
Stock compensation expense			1,865					1,865
Shares withheld for payment of employee payroll taxes	(63)	(1,513)						(1,513)
Comprehensive income (loss)					6,314	226	(102)	6,438
Tax effect							(21)	(21)
Net income				8,036				8,036
Dividends to stockholders - $0.10 per share				(940)				(940)
Balances, December 31, 2017	9,427	34,473	(3,422)	61,882	(4,837)	196	(945)	87,347
Stock transactions under employee benefit stock plans	26	852						852
Issuance of restricted stock, net of forfeitures	92	3,033	(1,859)					1,174
Stock compensation expense			2,115					2,115
Shares withheld for payment of employee payroll taxes	(60)	(1,579)						(1,579)
Comprehensive (loss) income					(3,109)	370	(63)	(2,802)
Tax effect					-	(132)	2	(130)
Net income				15,925				15,925
Dividends to stockholders - $0.115 per share				(1,089)				(1,089)
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$76,718	$(7,946)	$434	$(1,006)	$101,813
Stock transactions under employee benefit stock plans	27	1,089						1,089
Issuance of restricted stock, net of forfeitures	107	4,520	(4,191)					329
Stock compensation expense			2,851					2,851
Shares withheld for payment of employee payroll taxes	(20)	(746)						(746)
Comprehensive loss					(680)	(929)	(808)	(2,417)
Tax effect						218	186	404
Net income				17,022				17,022
Dividends to stockholders - $0.12 per share				(1,151)				(1,151)
Balances, December 31, 2019	9,599	41,642	(4,506)	92,589	(8,626)	(277)	(1,628)	119,194

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net income	$17,022	$15,925	$8,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,857	11,576	10,274
Deferred income taxes	(112)	(76)	3,713
Loss on sale of assets	247	19	-
Provision for doubtful accounts	(5)	192	39
Provision for excess and obsolete inventory	408	682	480
Provision for warranty	210	(13)	234
Debt issue cost amortization recorded in interest expense	174	148	165
Restricted stock compensation	3,203	2,643	2,026
Other	21	57	(756)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	(1,456)	(4,110)	(4,051)
(Increase) decrease in inventories	70	(17,327)	18
(Increase) decrease in prepaid expenses and other assets	(517)	(835)	(328)
Increase (decrease) in accounts payable	(1,809)	6,533	1,277
Increase (decrease) in accrued liabilities and other liabilities	2,217	2,038	4,280
Net cash provided by operating activities	34,530	17,452	25,407

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	-	(77,413)	-
Purchase of property, plant and equipment	(14,882)	(14,333)	(6,201)
Net cash used in investing activities	(14,882)	(91,746)	(6,201)

Cash Flows From Financing Activities:
Borrowings (repayments) on lines-of-credit	-	(454)	(518)
Principal payments of long-term debt	(22,500)	(13,278)	(18,389)
Proceeds from issuance of long-term debt	9,639	83,163	-
Payment of debt issuance costs	-	(72)	-
Sale of restricted stock	-	1,076	-
Dividends paid to stockholders	(1,170)	(1,079)	(959)
Tax withholdings related to net share settlements of restricted stock	(746)	(1,579)	(1,513)
Stock transactions under employee benefit stock plans	-	-	1,213
Net cash (used in) provided by financing activities	(14,777)	67,777	(20,166)
Effect of foreign exchange rate changes on cash	(128)	(400)	1,067
Net increase (decrease) in cash and cash equivalents	4,743	(6,917)	107
Cash and cash equivalents at beginning of period	8,673	15,590	15,483
Cash and cash equivalents at end of period	$13,416	$8,673	$15,590

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$5,342	$2,272	$2,261
Income taxes	$2,051	$7,014	$2,087

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  Activity in the allowance for doubtful accounts for 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$530	$341
Additional reserves	(5)	192
Writeoffs	(132)	-
Effect of foreign currency translation	12	(3)
Ending balance	$405	$530

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	December 31, 2019	December 31, 2018
Parts and raw materials	$35,849	$34,449
Work-in-process	6,951	7,557
Finished goods	10,585	12,965
Inventories	$53,385	$54,971

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

	Useful lives	December 31, 2019	December 31, 2018
Land		$977	$981
Building and improvements	5 - 39 years	13,366	13,054
Machinery, equipment, tools and dies	3 - 15 years	73,894	60,755
Furniture, fixtures and other	3 - 10 years	15,797	15,571
		104,034	90,361
Less accumulated depreciation		(51,026)	(42,326)
Property, plant and equipment, net		$53,008	$48,035

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

Depreciation expense was $9,139, $7,921 and $7,055 in 2019, 2018 and 2017, respectively. Non-cash capital expenditures were $376 and $598 for the years ended December 31, 2019 and 2018, respectively.

Intangible Assets

Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using the straight-line method. This method approximates the pattern of expected cash flows over the remaining useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest.  If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value.  Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets. The Company did not record any impairment charges for the years ended December 31, 2019, 2018 and 2017.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

At October 31, 2019, we performed our annual assessment of fair value and concluded that there was no impairment related to goodwill.  The Company did not record any impairment charges for the years ended December 31, 2019, 2018 or 2017.

Other Long-Term Assets

Other long-term assets include securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company.  These items are accounted for at fair value on a recurring basis.  Any changes in value are included in net income in the Company’s consolidated statements of income and comprehensive income.

Warranty

The Company offers warranty coverage for its products.  The length of the warranty period for its products is generally three months to two years and varies significantly based on the product sold.  The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs.  The assumptions used to estimate warranty accruals are re-evaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of goods sold.

Changes in the Company’s reserve for product warranty claims during 2019, 2018 and 2017 were as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Warranty reserve at beginning of the year	$971	$922	$830
Warranty reserves acquired	-	117	-
Provision	210	(13)	234
Warranty expenditures	(101)	(34)	(200)
Effect of foreign currency translation	(5)	(21)	58
Warranty reserve at end of year	$1,075	$971	$922

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Compensation and fringe benefits	$12,967	$11,642
Warranty reserve	1,075	971
Income taxes payable	2,231	1,182
Right of use liability	3,203	-
Other accrued expenses	3,525	4,927
	$23,001	$18,722

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates.  Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment.  Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity.  Revenue and expense transactions use an average rate prevailing during the month of the related transaction.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the operating locations are included in the results of operations as incurred.

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

Basic and diluted weighted-average shares outstanding are as follows:

	Year ended December 31,
	2019	2018	2017
Basic weighted average shares outstanding	9,398	9,265	9,153
Dilutive effect of equity awards	63	105	122
Diluted weighted average shares outstanding	9,461	9,370	9,275

For 2019, 2018 and 2017, the anti-dilutive common shares excluded from the calculation of diluted income per share were immaterial.

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,099	$-	$-
Other long-term assets	4,690	-	-
Interest rate swaps	-	(363)	-

	December 31, 2018
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,231	$-	$-
Other long-term assets	3,962	-	-
Interest rate swaps	-	434	-

Derivative Financial Instruments

FASB’s Accounting Standards Codification (“ASC”) No. 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (“Act”) was enacted in the United States on December 22, 2017.   The provisions of the Act significantly revised the U.S. Federal corporate income tax rules and reduced the corporate tax rate from 35% to 21% for 2018 and future years. The Act also required companies to record a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.   The Company completed the accounting for the tax effects of enactment of the Act by December 31, 2018.

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

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statements of Income and Comprehensive Income. In addition, the Company records uncertain tax positions in accordance with ASC 740, Income Taxes, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. There were no uncertain tax benefits for the years ended December 31, 2019, 2018 and 2017 and no amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2019, 2018, and 2017.

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

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk.  To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary.  See Note 13, Segment Information, for additional information regarding customer concentration.

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

Reclassifications

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2019 presentation. The reclassifications had no effect on the reported results of operations. The tabular reconciliation of the Company’s income tax rates to the federal statutory rates in Note 9, Income Taxes has been adjusted for 2018 and 2017 to conform to the 2019 presentation.

Recently adopted accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s consolidated balance sheet but did not have a significant impact on the Company’s consolidated net income and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities, when the likelihood of renewal is not probable.

As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $19,728 and operating lease liabilities of $20,350 as of January 1, 2019, primarily related to real estate, equipment and automobile leases, based on the present value of the future lease payments on the date of adoption. Refer to Note 10 - Leases for the additional disclosures required by ASC 842.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of Act by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act’s reduction of the U.S. federal corporate income tax rate. The Company adopted this ASU on January 1, 2019 on a prospective basis.

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019 The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The TCI acquisition broadened and strengthened the Company’s position as a leading global diversified solutions provider in the controlled motion market. TCI has adjacent technologies and capabilities that enable more efficient and longer life solutions for motion devices in a wide variety of demanding applications. TCI’s technology and products are expected to be a valuable addition to the Company’s expanding suite of solution offerings.

The Company incurred $413 of transaction costs related to the acquisition of TCI. Transaction costs are included in business development expenses on the consolidated statements of income and comprehensive income. The Company accounted for the acquisition pursuant to ASC 805, Business Combinations. The allocation of the purchase price paid for TCI is based on estimated fair values of the assets acquired and liabilities assumed of TCI as of December 6, 2018 (in thousands):

Inventory	$3,718
Accounts receivable	5,822
Other assets, net	303
Property, plant and equipment	3,464
Amortizable intangible assets	36,400
Goodwill	18,457
Current liabilities	(4,029)
Net purchase price	$64,135

During the second quarter 2019, the purchase price allocation was revised to reflect an updated valuation of inventory, resulting in the adjusted purchase price of $64,135. The purchase price excluded any cash on hand and any debt of TCI. The allocation of the purchase price was completed during the fourth quarter 2019.

The intangible assets acquired consisted of customer lists, technology and a trade name, which are being amortized over 16, 15 and 19 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other locations and TCI that are expected to occur as a result of the combined engineering knowledge, the ability of each of the locations to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize TCI’s management knowledge in providing complementary product offerings to the Company’s customers.

The goodwill resulting from the TCI acquisition is tax deductible.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Pro forma Condensed Combined Financial Information (Unaudited)

The following presents the Company’s unaudited pro forma financial information for the years ended December 31, 2018 and 2017 giving effect to the acquisition of TCI as if it had occurred at January 1, 2017. Included in the pro forma information is: the additional depreciation and amortization resulting from the valuation of amortizable tangible and intangible assets; interest on borrowings made by the Company; amortization of deferred finance costs incurred to issue the borrowings; and removal of acquisition related transaction costs.

	For the year ended
	December 31,
	2018	2017
Revenues	$351,952	$286,327
Net income	$17,830	$8,101
Diluted earnings per share	$1.90	$0.87

The pro forma financial results do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of December 31, 2019.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in Note 13, Segment Information, the Company’s business consists of one reportable segment. The revenues by geography in the table below are revenues derived from the Company’s foreign subsidiaries as provided in Note 13. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 13.

	Year ended December 31,
Target Market	2019	2018
Vehicle	$126,811	$121,864
Industrial	124,196	101,332
Medical	51,586	43,239
Aerospace & Defense	47,748	35,927
Other	20,743	8,249
Total	$371,084	$310,611

	Year ended December 31,
Geography	2019	2018
United States	$244,347	$184,507
Europe	124,914	123,771
Other	1,823	2,333
Total	$371,084	$310,611

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

The opening and closing balances of the Company’s receivables, contract asset, and contract liability are as follows (in thousands):

	December 31, 2019
	Contract Asset	Contract Liability
Opening balance	$-	$533
Closing balance	-	454
Decrease	$-	$(79)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Nearly all of the opening balance of the contract liability was recognized as revenue in 2019.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.	GOODWILL

The change in the carrying amount of goodwill for 2019 and 2018 is as follows (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$52,639	$29,531
Goodwill acquired (Note 2)	614	23,844
Effect of foreign currency translation	(318)	(736)
Ending balance	$52,935	$52,639

The purchase price allocation was finalized for the TCI acquisition during the fourth quarter 2019.

5.	INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2019			December 31, 2018
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$64,314	$(19,311)	$45,003	$64,439	$(15,343)	$49,096
Trade name	10 - 19 years	12,222	(4,114)	8,108	12,249	(3,305)	8,944
Design and technologies	10 - 15 years	12,927	(3,554)	9,373	13,023	(2,723)	10,300
Patents	17 years	24	(11)	13	24	(10)	14
Total		$89,487	$(26,990)	$62,497	$89,735	$(21,381)	$68,354

Intangible assets resulting from the acquisition of TCI were approximately $36,400 (Note 2). The intangible assets acquired consist of customer lists, a trade name and technology.

Intangible assets resulting from the acquisition of the Maval OE Steering business were approximately $3,870 (Note 2). The intangible assets acquired consist of customer lists.

Total amortization expense for intangible assets for the years 2019, 2018 and 2017 was $5,718, $3,655 and $3,219, respectively.

Estimated amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Total
2020	$5,719
2021	5,470
2022	5,470
2023	5,389
2024	5,087
Thereafter	35,362
$62,497

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

As of December 31, 2019, the Company had 911,178 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

For the year ended December 31,	Unvested restricted stock awards	Weighted average grant date fair value	Awards with performance vesting requirements
2019	109,530	$41.95	76,877
2018	64,656	$35.89	30,603
2017	105,785	$22.56	28,025

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

The following is a summary of restricted stock activity during years 2019, 2018 and 2017:

Balance, December 31, 2016	308,542
Awarded	105,785
Forfeited	(17,676)
Vested	(174,683)
Balance, December 31, 2017	221,968
Awarded	64,656
Forfeited	(18,867)
Vested	(112,015)
Balance, December 31, 2018	155,742
Awarded	109,530
Forfeited	(3,166)
Vested	(75,404)
Balance, December 31, 2019	186,702

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of performance based restricted stock activity during years 2019, 2018 and 2017:

Total performance grants
Outstanding, December 31, 2016	44,872
Awarded	28,025
Performance criteria met	(7,670)
Forfeited	(27,445)
Outstanding, December 31, 2017	37,782
Awarded	30,603
Performance criteria met	(66,525)
Forfeited	(1,860)
Outstanding, December 31, 2018	-
Awarded	76,877
Performance criteria met	(50,852)
Forfeited	(549)
Outstanding, December 31, 2019	25,476

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the February 2020, 2019 and 2018 meetings.

Share-Based Compensation Expense

Restricted Stock

During 2019, 2018 and 2017 compensation expense net of forfeitures of $3,203, $2,643 and $2,026 was recorded, respectively.  As of December 31, 2019, there was $4,151 of total unrecognized compensation expense related to restricted stock awards, of which approximately $2,302 is expected to be recognized in 2020.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year.  The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2019, 2018 and 2017) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP.  Company contributions to the Plan accrued for 2019, 2018 and 2017, respectively, were $1,189, $1,090 and $849.  These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees.  The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match.  In 2019, 2018 and 2017 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral.  Net costs related to this defined contribution plan were $1,362, $1,182 and $1,090 in 2019, 2018 and 2017, respectively.

Dividends

For the year ended December 31, 2019, a total of $0.12 per share on all outstanding shares was declared and paid. For the years ended December 31, 2018 and 2017 a total of $0.115 and $0.10 per share on all outstanding shares was declared and paid, respectively.  Total dividends paid for the years ended December 31, 2019, 2018 and 2017 were $1,170, $1,079 and $959, respectively. Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

7.	DEBT OBLIGATIONS

On February 12, 2020, the Company entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”). Refer to Note 14. Subsequent Event for information.

Debt obligations consisted of the following (in thousands):

		December 31, 2019	December 31, 2018
Long-term Debt
Revolving Credit Facility, long-term	(1)	$110,085	$123,010
Unamortized debt issuance costs		(320)	(494)
Long-term debt		$109,765	$122,516

(1)   The effective rate of the Revolving Credit Facility is 3.4% at December 31, 2019 including the impact of the Company's interest rate swaps.

Prior Credit Agreement

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

On December 6, 2018, the Company and certain of its subsidiaries entered into a Second Amendment to the Credit Agreement to exercise the $50 million accordion feature of the Revolving Facility add TCI as an additional guarantor. The Company’s credit facility, which matures in October 2021, increased capacity from $125 million to $175 million with the additional borrowing capacity being provided by the existing lenders. Other terms and conditions under the credit facility remain unchanged.

Borrowings under the Revolving Facility bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 2.25% or the Prime Rate (as defined in the Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”).  At December 31, 2019, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 0.75%.  In addition, the Company is required to pay a commitment fee of between 0.10% and 0.25% quarterly (currently 0.175%) on the unused portion of the Revolving Facility, also based on the Company’s Total Leverage Ratio.  The Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants under the Credit Agreement require the Company to maintain a minimum interest coverage ratio (based on trailing twelve-month EBITDA) of at least 3.0:1.0 at the end of each fiscal quarter.  As provided under the Credit Agreement, the Company elected to temporarily increase the Total Leverage Ratio by 0.5x over the otherwise maximum during the twelve-month period following the TCI acquisition.  In addition to the minimum interest coverage ratio, the Company’s Total Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.5:1.0 through December 31, 2019, 3.25:1.0 through June 30, 2020 and 3.0:1.0 thereafter. The Credit Agreement also includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction.  These covenants, which are described more fully in the Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2019.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Other

The China Facility provides credit of approximately $1,435 (Chinese Renminbi (“RMB”) 10,000).  The China Facility is used for working capital and capital equipment needs at the Company’s China operations, and the lender may demand payment at any time.  The average balance for 2019 was $0 (RMB 0).  At December 31, 2019, there was approximately $1,435 (RMB 10,000) available under the facility.

Deferred Financing Fees

Deferred financing costs net of accumulated amortization were $320 as of December 31, 2019. These costs will be amortized over the 5 year term of the Amended Credit Facility as defined in Note 14, Subsequent Events.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, and foreign exchange risk primarily through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that an additional $149 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019, and 2018 (in thousands):

		Asset Derivatives			Liability Derivatives
		Fair value as of:			Fair value as of:
		December 31,			December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2019	2018	Balance Sheet Location	2019	2018
Interest rate products	Other long-term assets	$-	$566	Other long-term liabilities	$363	$-

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Amount of gain (loss) recognized in OCI
	on derivatives
Derivatives in cash flow hedging
relationships	Year ended December 31,
	2019	2018
Interest rate products	$(598)	$244

Location of (gain) loss reclassified
from accumulated OCI into	Amount of (gain) loss reclassified from accumulated OCI into income
income	Year ended December 31,
	2019	2018	2017
Interest expense	$(113)	$(6)	$313

The tables below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

		Total amounts of income and expense line items presented that reflect the
Derivatives designated as		effects of cash flow hedges recorded
hedging instruments	Income Statement Location	Year ended December 31,
		2019	2018	2017
Interest rate products	Interest expense	$5,134	$2,701	$2,474

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands).

		Gross amounts	Net amounts of	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	liabilities presented in	balance sheets
December 31,	of recognized	consolidated	the consolidated	Financial	Cash collateral
2019	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$363	$-	$363	$-	$-	$363

		Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated balance	Financial	Cash collateral
2018	assets	balance sheets	sheets	instruments	received	Net amount
Derivatives	$566	$-	$566	$-	$-	$566

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9.	INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Domestic	$17,188	$10,894	$8,076
Foreign	6,653	9,787	8,060
Income before income taxes	$23,841	$20,681	$16,136

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Current provision
Domestic	$4,313	$1,663	$4,750
Foreign	2,618	3,169	2,566
Total current provision	6,931	4,832	7,316
Deferred provision
Domestic	199	675	925
Foreign	(311)	(751)	(141)
Total deferred provision	(112)	(76)	784
Provision for income taxes	$6,819	$4,756	$8,100

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Tax provision, computed at statutory rate	21.0%	21.0%	35.0%
State tax, net of federal impact	4.5%	3.0%	3.6%
Change in valuation allowance	0.3%	2.8%	1.9%
Effect of foreign tax rate differences	1.5%	3.4%	(4.2)%
Permanent items, other	1.4%	0.8%	0.2%
Section 162(m) compensation	1.1%	0.1%	0.0%
R&D Credit	(2.5)%	(0.8)%	(2.2)%
Restricted stock awards	(0.1)%	(2.3)%	(2.6)%
Effect of Tax Cuts and Jobs Act	(0.4)%	(5.1)%	19.4%
Tax examinations	1.8%	0.0%	0.0%
Other	0.0%	0.1%	(0.9)%
Provision for income taxes	28.6%	23.0%	50.2%

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

The one-time transition tax was based on total post-1986 earnings and profits (“E&P”) which had been previously deferred from US income taxes. In 2017, the Company recorded a provisional amount for the one-time transition tax liability resulting in a transition tax liability of $3,140 at December 31, 2017. Upon further analyses of the Act and notices and regulations issued and proposed by the US Department of Treasury and the Internal Revenue Service (“IRS”), the Company finalized its calculation of the transition tax liability during 2018. As a result, the amount decreased by $17, which is included as a component of the provision for income taxes. The Company has elected to pay its transition tax liability over the eight-year period provided in the Act. The Company had tax return overpayments that the IRS has indicated will first be applied to the transition tax liability. As of December 31, 2019, the remaining balance of our transition tax obligation is $1,858 which will be paid over the next several years. This amount is included in Other long term liabilities on the consolidated balance sheet.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of deferred tax balances was $(7). Upon further analysis of certain aspects of the Act and refinement of the Company’s calculations during 2018, the Company decreased this provision amount by $218, which was included as a component of the provision for income taxes.

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31, 2019	December 31, 2018
Noncurrent deferred tax assets:
Employee benefit plans	$2,440	$1,983
Net operating loss and tax credit carryforwards	1,675	1,507
Allowances and other	795	983
Other	428	326
Total noncurrent deferred tax assets	5,338	4,799
Valuation allowance	(1,077)	(1,003)
Net noncurrent deferred tax assets:	$4,261	$3,796

Net noncurrent deferred tax liabilities:
Property and equipment	$3,901	$3,708
Goodwill and intangibles	2,885	3,188
Other	384	419
Total deferred tax liabilities	$7,170	$7,315

Net deferred tax asset/(deferred tax liability)	$(2,909)	$(3,519)

Realization of the Company’s recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. The Company generated excess foreign tax credits in 2017 due to the one-time transition tax required by enactment of the Tax Cuts and Jobs Act in the amount of $0.9 million. The Company determined it is more likely than not that it will not realize a tax benefit from these credits. Additionally, the Company has incurred net operating losses in certain states that it is more likely than not will not be realized. The tax effect of these losses is $0.2 million. Therefore, the Company recognized a full valuation allowance related to these foreign tax credits and state net operating losses.

The Company has foreign operating losses that relate to a foreign subsidiary acquired in 2010. At the time of the acquisition, the Company could not conclude, on a more likely than not basis, that it would ultimately realize tax benefits from these losses and credits, and therefore valued the deferred benefit at zero. In 2018, the Company believed it is more likely than not it will realize the benefits of its deferred tax assets and recorded a full reversal of the valuation allowance related to the foreign operating losses.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2019.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2016. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for periods prior to 2015.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States.

10.	LEASES

Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), requires the Company to recognize a right of use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months. Refer to Note 1, Business and Summary of Significant Accounting Policies, for discussion of the adoption of Topic 842.

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

For the year ended December 31, 2019, the components of operating lease expense were as follows (in thousands):

December 31, 2019
Fixed operating lease expense	$4,018
Variable operating lease expense	733
$4,751

Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of operating leases	$4,886
ROU assets obtained in exchange for operating lease obligations	$20,717

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents the lease balances within the consolidated balance sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2019 (in thousands except for the weighted average remaining lease term and weighted average discount rate):

Lease assets and liabilities	Classification	Amount
Assets:
Right of use asset	Other long-term assets	$16,420
Liabilities:
Current
Right of use liability, current	Accrued liabilities	$3,203
Long-term
Right of use liability, long-term	Other long-term liabilities	13,715
Total ROU lease liabilities		$16,918
Weighted average remaining lease term		8.27
Weighted average discount rate		2.91%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019 (in thousands):

2020	$3,635
2021	2,935
2022	2,328
2023	2,065
2024	1,641
Thereafter	6,087
Total undiscounted cash flows	18,691
Less: present value discount	(1,773)
Total lease liabilities	$16,918

As of December 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

11.	COMMITMENTS AND CONTINGENCIES

Severance Benefit Agreements

As of December 31, 2019, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company.  The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter.

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

The Company has deferred compensation arrangements with certain key members of management.  These arrangements provide the Board and its committees with another mechanism to provide pay for performance based incentive compensation to certain executive participants.  It also allows for the participants to make certain deferrals into the plan.  The amount of the liability is comprised of liabilities from previous contributions.  Amounts accrued relating to previous periods are $4,695 and $3,967 as of December 31, 2019 and 2018, respectively, and are included in other long-term liabilities in the consolidated balance sheets.

13.	SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of controlled motion products for OEM and end user applications.  The Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2019	2018	2017
Revenues derived from foreign subsidiaries	$126,737	$126,104	$107,039

Identifiable assets outside of the United States are $95,777 and $88,400 as of December 31, 2019 and 2018, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $159,365, $146,835 and $119,212 during 2019, 2018 and 2017, respectively.

For 2019, 2018 and 2017 one customer accounted for 16%, 19% and 18% of revenues, respectively, and as of December 31, 2019 and 2018 for 17% and 13% of trade receivables, respectively.

14.	SUBSEQUENT EVENTS

Credit Agreement amendment

On February 12, 2020, Allied Motion Technologies Inc. (the “Company”) entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”). The significant changes made to the Company’s existing credit facility by the Amended Credit Agreement include (i) increasing the maximum principal amount from $175 million to $225 million, (ii) providing for a $75 million accordion amount, (iii) decreasing certain interest-rate margins and fees, and (iv) extending the term to February 2025. HSBC Bank USA, National Association is the administrative agent, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A. are joint lead arrangers.

Borrowings under the Amended Revolving Facility will bear interest at the LIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Alternative Base Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of Funded Indebtedness (as defined in the Amended Credit Agreement) to Consolidated EBITDA (the “Leverage Ratio”). Borrowings under the Amended Revolving Facility will bear interest at a weighted average rate of 3.05% at February 12, 2020 (compared to 3.30% prior to the Amended Revolving Facility). In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (currently 0.175%) on the unused portion of the Amended Revolving Facility, also based on the Company’s Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Financial covenants under the Amended Credit Agreement require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.5:1.0; provided that the Company may elect to temporarily increase the Leverage Ratio to 4.0:1.0 during the twelve-month period following a material acquisition under the Amended Credit Agreement. The Amended Credit Agreement also includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.

The Amended Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by the Company is false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company. The amounts outstanding under the Amended Revolving Facility may be accelerated upon certain events of default.

Acquisition

On March 7, 2020, the Company acquired Dynamic Controls Group (“Dynamic Controls”), a wholly owned subsidiary of Invacare Corporation, a market-leading designer and manufacturer of equipment for the medical mobility and rehabilitation markets. Dynamic Controls brings strong leadership and a very experienced electronics and software engineering design team that provides market leading electronic control solutions for the medical mobility and rehabilitation markets. Dynamic’s product suite and solutions will further strengthen the Company’s medical market position around patient mobility and rehabilitation, as well as enable it to further develop higher level solutions with embedded electronics across our other major served markets. The Company paid $15,000 plus cash acquired at closing. The Company expects to determine the preliminary purchase price allocation prior to the end of the first quarter of 2019.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for each of the four quarters in years 2019 and 2018 is as follows (in thousands, except per share data):

Year 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$93,896	$92,630	$96,633	$87,925
Gross profit	27,662	28,422	30,030	26,470
Net income	4,470	4,445	4,618	3,489
Basic earnings per share	0.48	0.47	0.49	0.37
Diluted earnings per share	0.48	0.47	0.49	0.37

Year 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$76,576	$79,981	$80,092	$73,962
Gross profit	22,554	23,517	23,762	21,570
Net income	4,198	4,231	4,860	2,636
Basic earnings per share	0.45	0.46	0.52	0.28
Diluted earnings per share	0.45	0.45	0.52	0.28

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
March 11, 2020

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2019:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	911,178

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

a)	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.

b)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

c)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017.

d)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

e)	Notes to Consolidated Financial Statements.

f)	Reports of Independent Registered Public Accounting Firms.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

3.    Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed November 4, 2019.)

10.1*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 19, 2014.)

10.2*	2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 4, 2017.)

10.3*	Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective March 22, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016.)

10.4*	Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008.)

10.5*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

10.6*	Form of Change of Control Agreement. The Company entered into such an agreement with Robert P. Maida, dated and effective as of October 1, 2012 and Michael R. Leach (effective July 7, 2015). (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2012.)

10.7*	Stock Ownership Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2014.)

10.8*	Amendment to Employment Agreement and Change of Control Agreement for Richard S. Warzala dated and effective as of December 28, 2017 between Allied Motion Technologies Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2018.)

10.9	First Amended and Restated Credit Agreement dated as of February 12, 2020 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2020.)

21	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

23.2	Consent of EKS&H LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Subject
101	The following materials from Allied Motion Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach
Chief Financial Officer
Date:	March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard S. Warzala	President, Chief Executive Officer and Chairman of the Board	March 11, 2020
Richard S. Warzala

/s/ Michael R. Leach	Chief Financial Officer	March 11, 2020
Michael R. Leach

/s/ Richard D. Federico	Lead Director of the Independent Directors	March 11, 2020
Richard D. Federico

/s/ Linda p. duch	Director	March 11, 2020
Linda P. Duch

/s/ ROBERT B. ENGEL	Director	March 11, 2020
Robert B. Engel

/s/ Gerald J. Laber	Director	March 11, 2020
Gerald J. Laber

/s/ rICHARD D. SMITH	Director	March 11, 2020
Richard D. Smith

/s/ JAMES J. TANOUS	Director	March 11, 2020
James J. Tanous

/s/ Michael r. winter	Director	March 11, 2020
Michael R. Winter