Form 10-K/A
period 2019-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2020-04-22
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated into Part III.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on March 11, 2020, to amend Part II, Item 9A for the purpose of including the disclosure under “Management's report on internal control over financial reporting” that management concluded that our internal control over financial reporting was effective as of December 31, 2019. The disclosure in the Original Form 10-K inadvertently omitted that conclusion. We are including in this Amendment No. 1 the complete text of Part II, Item 9A as well as updated certifications as described in the following paragraph.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not reflect events occurring after the March 11, 2020 filing of the Original Form 10-K or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 11, 2020 (not presented herein) expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

3.       Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach
Chief Financial Officer
Date:	April 22, 2020