Form 10-Q
period 2020-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2020-05-06
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Number of Shares of the only class of Common Stock outstanding: 9,734,550 as of May 6, 2020

ALLIED MOTION TECHNOLOGIES INC.
INDEX

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,383	$13,416
Trade receivables, net of allowance for doubtful accounts of $462 and $405 at March 31, 2020 and December 31, 2019, respectively	55,420	44,429
Inventories	60,090	53,385
Prepaid expenses and other assets	4,858	4,413
Total current assets	140,751	115,643
Property, plant and equipment, net	52,973	53,008
Deferred income taxes	650	490
Intangible assets, net	68,287	62,497
Goodwill	59,082	52,935
Right of use assets	18,221	16,420
Other long-term assets	4,026	4,835
Total Assets	$343,990	$305,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,299	$23,640
Accrued liabilities	22,024	23,001
Total current liabilities	53,323	46,641
Long-term debt	136,244	109,765
Deferred income taxes	5,120	3,399
Pension and post-retirement obligations	5,115	5,139
Right of use liabilities	14,684	13,715
Other long-term liabilities	7,811	7,975
Total liabilities	222,297	186,634
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,711 and 9,599 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	39,406	37,136
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	-	-
Retained earnings	96,334	92,589
Accumulated other comprehensive loss	(14,047)	(10,531)
Total stockholders’ equity	121,693	119,194
Total Liabilities and Stockholders’ Equity	$343,990	$305,828

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2020	2019
Revenues	$92,382	$93,896
Cost of goods sold	64,340	66,234
Gross profit	28,042	27,662
Operating costs and expenses:
Selling	4,243	4,093
General and administrative	9,162	8,950
Engineering and development	6,234	5,807
Business development	247	53
Amortization of intangible assets	1,441	1,432
Total operating costs and expenses	21,327	20,335
Operating income	6,715	7,327
Other expense (income):
Interest expense	1,054	1,180
Other expense (income), net	59	(18)
Total other expense, net	1,113	1,162
Income before income taxes	5,602	6,165
Provision for income taxes	(1,567)	(1,695)
Net income	$4,035	$4,470

Basic earnings per share:
Earnings per share	$0.43	$0.48
Basic weighted average common shares	9,453	9,340
Diluted earnings per share:
Earnings per share	$0.42	$0.48
Diluted weighted average common shares	9,516	9,375

Net income	$4,035	$4,470

Foreign currency translation adjustment	(2,428)	(887)
Income (loss) on derivatives	(1,088)	(262)
Comprehensive income	$519	$3,321

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock
	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, December 31, 2019	9,599	$41,642	$(4,506)	$37,136	$92,589	$(10,531)	$119,194
Stock transactions under employee benefitstock plans	32	1,252		1,252			1,252
Issuance of restricted stock, net of forfeitures	104	3,574	(3,089)	485			485
Stock compensation expense			789	789			789
Shares withheld for payment of employee payroll taxes	(24)	(256)		(256)			(256)
Foreign currency translation adjustments						(2,428)	(2,428)
Accumulated income (loss) on derivatives						(1,432)	(1,432)
Tax effect of derivative transactions						344	344
Net income					4,035		4,035
Dividends to stockholders - $.03					(290)		(290)
Balances, March 31, 2020	9,711	$46,212	$(6,806)	$39,406	$96,334	$(14,047)	$121,693

	Common Stock
	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$33,613	$76,718	$(8,518)	$101,813
Stock transactions under employee benefit stock plans	27	1,088		1,088			1,088
Issuance of restricted stock, net of forfeitures	96	4,059	(3,729)	330			330
Stock compensation expense			596	596			596
Shares withheld for payment of employee payroll taxes	(1)	(63)		(63)			(63)
Foreign currency translation adjustments						(887)	(887)
Accumulated income (loss) on derivatives						(343)	(343)
Tax effect of derivative transactions						81	81
Net income					4,470		4,470
Dividends to stockholders - $.03					(287)		(287)
Balances, March 31, 2019	9,607	$41,863	$(6,299)	$35,564	$80,901	$(9,667)	$106,798

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$4,035	$4,470
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,750	3,659
Deferred income taxes	(488)	(297)
Stock compensation expense	789	674
Debt issue cost amortization recorded in interest expense	38	43
Other	72	347
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(7,463)	(10,941)
Inventories	(3,978)	1,291
Prepaid expenses and other assets	275	(161)
Accounts payable	3,043	490
Accrued liabilities	(3,039)	(2,014)
Net cash used in operating activities	(2,966)	(2,439)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,696)	(2,505)
Cash paid for acquisitions, net of cash acquired	(14,541)	-
Net cash used in investing activities	(16,237)	(2,505)

Cash Flows From Financing Activities:
Borrowings on long term debt	26,979	6,568
Dividends paid to stockholders	-	-
Payment of debt issuance costs	(401)	-
Stock transactions under employee benefit stock plans	(256)	(63)
Net cash provided by financing activities	26,322	6,505
Effect of foreign exchange rate changes on cash	(152)	(50)
Net increase in cash and cash equivalents	6,967	1,511
Cash and cash equivalents at beginning of period	13,416	8,673
Cash and cash equivalents at end of period	$20,383	$10,184

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in other comprehensive loss, a component of stockholders’ equity in the accompanying condensed consolidated statements of stockholders’ equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the Technology Units (“TUs”) are included in the results of operations as incurred.

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed by the Company.

2.	ACQUISITIONS

Dynamic Controls

On March 7, 2020, the Company acquired 100% of the issued and outstanding share capital of the Dynamic Controls Group (“Dynamic Controls”), a wholly owned subsidiary of Invacare Corporation, a market-leading designer and manufacturer of equipment for the medical mobility and rehabilitation markets. The purchase price was funded using borrowings under the Amended Revolving Facility (Note 10). The purchase price is subject to adjustments based on a determination of closing net working capital.

Dynamic Controls brings strong leadership and a very experienced electronics and software engineering design team, providing market leading electronic control solutions and products that will further strengthen the Company’s medical market position, as well as enable it to further develop higher level solutions with embedded electronics across our other major served markets.

The Company incurred $247 of transaction costs related to the acquisition of Dynamic Controls in the three months ended March 31, 2020, which are included in business development expenses on the condensed consolidated statements of income and comprehensive income. The Company accounted for the acquisition pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.”

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The preliminary allocation of the purchase price paid for Dynamic Controls is based on estimated fair values of the assets acquired and liabilities assumed of Dynamic Controls as of March 7, 2020 is as follows (in thousands):

Cash and cash equivalents	$11,437
Accounts receivable	4,129
Inventory	3,329
Other assets, net	769
Property, plant and equipment	1,185
Right of use assets	2,692
Intangible assets	7,800
Goodwill	6,820
Current liabilities	(7,269)
Lease liabilities	(2,707)
Net deferred income tax liabilities	(2,207)
Total purchase consideration	$25,978

The allocation of the purchase price is preliminary as the valuation of both the tangible and identifiable intangible assets and liabilities is being finalized.

The intangible assets acquired consist of customer lists, technology and a trade name, which are being amortized over 16, 13 and 18 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other operations and Dynamic Controls that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Dynamic Controls’ management knowledge in providing complementary product offerings to the Company’s customers.

The operating results of this acquisition are included in our condensed consolidated financial statements beginning on the date of the acquisition. Included within the condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2020, revenues related to Dynamic Controls were $2,500 and earnings related to the operations of Dynamic Controls were $125. Unaudited pro forma revenues, assuming the acquisition occurred on January 1, 2019, would have been $97,500 and $101,900 for the three months ended March 31, 2020 and 2019, respectively. Pro forma earnings and diluted earnings per share are not materially different than actual reported results for each of those periods due to the inclusion of purchase accounting adjustments. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

The goodwill resulting from the Dynamic Controls acquisition is not tax deductible.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of March 31, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the Segment Information footnote, the Company’s business consists of one reportable segment. The revenues by geography in the table below are revenues derived from the Company’s foreign subsidiaries as provided in Note 18. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 18.

	Three months ended
	March 31,
Target Market	2020	2019
Vehicle	$28,055	$33,596
Industrial	33,351	31,311
Medical	14,551	12,410
Aerospace & Defense	11,142	11,253
Other	5,283	5,326
Total	$92,382	$93,896

	Three months ended
	March 31,
Geography	2020	2019
United States	$56,369	$59,314
Europe	33,133	34,167
Other	2,880	415
Total	$92,382	$93,896

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Contract liabilities in accrued liabilities	$481	$454
Contract liabilities in other long-term liabilities	286	-
	$767	$454

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

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

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	March 31, 2020	December 31, 2019
Parts and raw materials	$39,901	$35,849
Work-in-process	7,563	6,951
Finished goods	12,626	10,585
	60,090	53,385

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$972	$977
Building and improvements	13,502	13,366
Machinery, equipment, tools and dies	75,077	73,894
Furniture, fixtures and other	16,201	15,797
	105,752	104,034
Less accumulated depreciation	(52,779)	(51,026)
Property, plant and equipment, net	$52,973	$53,008

Depreciation expense was approximately $2,309 and $2,227 for the quarters ended March 31, 2020 and 2019, respectively.

6.	GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2020 and year ended December 31, 2019 is as follows (in thousands):

	March 31, 2020	December 31, 2019
Beginning balance	$52,935	$52,639
Goodwill acquired (Note 2)	6,820	-
Adjustments to goodwill acquired	-	614
Effect of foreign currency translation	(673)	(318)
Ending balance	$59,082	$52,935

7.	INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2020			December 31, 2019
	Life	Gross Amount	Accumulated amortization	Net Book Value	Gross Amount	Accumulated amortization	Net Book Value
Customer lists	8 - 17 years	$68,342	$(20,258)	$48,084	$64,314	$(19,311)	$45,003
Trade name	10 - 19 years	13,607	(4,314)	9,293	12,222	(4,114)	8,108
Design and technologies	10 - 15 years	14,625	(3,727)	10,898	12,927	(3,554)	9,373
Patents	17 years	24	(12)	12	24	(11)	13
Total		$96,598	$(28,311)	$68,287	$89,487	$(26,990)	$62,497

Intangible assets resulting from the acquisition of Dynamic Controls were approximately $7,800 (Note 2). The intangible assets acquired consist of a customer list, a trade name and technology.

Amortization expense for intangible assets was $1,441 and $1,432 for the quarters ended March 31, 2020 and 2019, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of March 31, 2020 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2020	$4,456
2021	5,905
2022	5,948
2023	5,949
2024	5,625
Thereafter	40,404
Total estimated amortization expense	$68,287

8.	STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the quarter ended March 31, 2020, 105,864 shares of unvested restricted stock were awarded at a weighted average market value of $34.00. Of the restricted shares granted, 75,592 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the quarter ended March 31, 2020:

Number of shares
Outstanding at beginning of period	186,702
Awarded	105,864
Vested	(62,139)
Forfeited	(1,975)
Outstanding at end of period	228,452

Stock based compensation expense, net of forfeitures, of $789 and $674 was recorded for the quarters ended March 31, 2020 and 2019, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Compensation and fringe benefits	$8,584	$12,967
Warranty reserve	1,460	1,075
Income taxes payable	3,452	2,231
Right of use liabilities	3,734	3,203
Other accrued expenses	4,794	3,525
	$22,024	$23,001

10.	DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

Long-term Debt		March 31, 2020	December 31, 2019
Revolving Credit Facility, long-term	(1)	$136,927	$110,085
Unamortized debt issuance costs		(683)	(320)
Long-term debt		$136,244	$109,765

(1) The effective rate of the Revolver is 2.89% at March 31, 2020.

Amended Revolving Credit Facility

On February 12, 2020, the Company entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”). The significant changes made to the Company’s prior credit facility by the Amended Credit Agreement include (i) increasing the maximum principal amount from $175 million to $225 million, (ii) providing for a $75 million accordion amount, (iii) decreasing certain interest-rate margins and fees, and (iv) extending the term to February 2025 from the original term of October 2021. HSBC Bank USA, National Association is the administrative agent, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A. are joint lead arrangers.

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At March 31, 2020, the applicable margin for LIBOR Rate borrowings was 1.5% and the applicable margin for Prime Rate borrowings was 0.5%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (currently 0.175%) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all or substantially all of its assets. The Company was in compliance with all covenants at March 31, 2020.

As of March 31, 2020, the unused Amended Revolving Facility was approximately $88,073.  The amount available to borrow may be reduced based upon our debt and EBITDA levels, which impacts our covenant calculations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Other

The China Credit Facility provides credit of approximately $1,411 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate is 110% of the applicable PBOC Benchmark Lending Rate. Collateral for the facility is a guarantee issued by the Company. There have been no borrowings during 2020 and there is no balance in the China Facility at March 31, 2020 and December 31, 2019.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that an additional $774 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

		Asset Derivatives			Liability Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate products	Other long-term assets	$-	$-	Other long-term liabilities	$1,795	$363

ALLIED MOTION TECHNOLOGIES INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the quarters ended March 31, 2020 and 2019 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2020	2019
Interest rate products	$(1,112)	$(210)

	Amount of (gain) loss reclassified from accumulated OCI into income
Location of (gain) loss reclassified from accumulated OCI into income	Three months ended March 31,
	2020	2019
Interest expense	$31	$(52)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019:

		Total amounts of income and expense line items presented that reflect the effects of cash flow hedges recorded
	Income Statement	Three months ended March 31,
Derivatives designated as hedging instruments	Location	2020	2019
Interest rate products	Interest Expense	$1,054	$1,180

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets.

	Gross	Gross amounts offset in the	Net amounts of liabilities presented in	Gross amounts not offset in the condensed consolidated balance sheets
As of March 31, 2020	amounts of recognized liabilities	condensed consolidated balance sheets	the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$1,795	$-	$1,795	$-	$-	$1,795

	Gross	Gross amounts offset in the	Net amounts of liabilities presented in	Gross amounts not offset in the condensed consolidated balance sheets
As of December 31, 2019	amounts of recognized liabilities	condensed consolidated balance sheets	the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Derivatives	$363	$-	$363	$-	$-	$363

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,002	$-	$-
Other long-term assets	3,884	-	-
Interest rate swaps	-	(1,795)	-

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,099	$-	$-
Other long-term assets	4,690	-	-
Interest rate swaps	-	(363)	-

13.	INCOME TAXES

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

The effective income tax rate as a percentage of income before income taxes was 28.0% and 27.5% in the first quarter 2020 and 2019, respectively. The effective tax rate is net of discrete tax provision of 0.3% and benefit of (1.8%), rate for the first quarters of 2020 and 2019 respectively, related primarily to the recognition of excess tax provision and benefit for share-based payment awards.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income. The increase in the effective income tax rate as a percentage of income before income taxes from first quarter 2019 to 2020 is a result of limited deductibility of Executive Compensation and Global Intangible Low-Taxed Income, both of which are on-going provisions of the Tax Cuts and Jobs Act that was enacted on December 22, 2017.

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

The components of operating lease expense were as follows (in thousands):

	March 31, 2020	March 31, 2019
Fixed operating lease expense	$1,028	$1,016
Variable operating lease expense	231	39
	$1,259	$1,055

Supplemental cash flow information related to the Company’s operating leases for the three-month period ended March 31, 2020 and 2019 was as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating leases	$1,001	$1,031
ROU assets obtained in exchange for operating lease obligations	$2,710	$122
ROU assets recorded upon adoption of ASC 842	$-	$20,344

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table presents the lease balances within the condensed consolidated balance sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of March 31, 2020 and 2019 (in thousands except for the weighted average remaining lease term and weighted average discount rate):

		Three months ended
Lease assets and liabilities	Classification	March 31, 2020	December 31, 2019
Assets:
Right of use assets	Other long-term assets	$18,221	$16,420

Liabilities:
Current
Right of use liabilities, current	Accrued liabilities	$3,734	$3,203
Long-term
Right of use liabilities, long-term	Other long-term liabilities	14,684	13,715
Total ROU lease liabilities		$18,418	$16,918

Weighted average remaining lease term		7.71	8.27
Weighted average discount rate		2.80%	2.91%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020 (in thousands):

Remaining 2020	$3,078
2021	3,568
2022	2,779
2023	2,425
2024	2,010
2025	1,991
Thereafter	4,333
Total undiscounted cash flows	20,184
Less: present value discount	(1,766)
Total lease liabilities	$18,418

As of March 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended March 31, 2020 and 2019 is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2019	$(1,628)	$(277)	$(8,626)	$(10,531)
Unrealized loss on cash flow hedges	-	(1,119)	-	(1,119)
Amounts reclassified from AOCI	-	31	-	31
Foreign currency translation loss	-	-	(2,428)	(2,428)
At March 31, 2020	$(1,628)	$(1,365)	$(11,054)	$(14,047)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total
At December 31, 2018	$(1,006)	$434	$(7,946)	$(8,518)
Unrealized loss on cash flow hedges	-	(210)	-	(210)
Amounts reclassified from AOCI	-	(52)	-	(52)
Foreign currency translation loss	-	-	(887)	(887)
At March 31, 2019	$(1,006)	$172	$(8,833)	$(9,667)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

16.	DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first quarter of 2020 and 2019. Total dividends declared were $290 and $287 in the first quarter of 2020 and 2019, respectively. The declared dividends were paid in April 2020 and 2019, respectively.

17.	EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended
	March 31,
	2020	2019
Basic weighted average shares outstanding	9,453	9,340
Dilutive effect of equity awards	63	35
Diluted weighted average shares outstanding	9,516	9,375

For the three months ended March 31, 2020 and 2019, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended
	March 31,
	2020	2019
Revenues derived from foreign subsidiaries	$36,013	$34,579

Identifiable foreign assets were $123,749 and $95,777 as of March 31, 2020 and December 31, 2019, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $43,389 and $43,680 during the quarters ended March 31, 2020 and 2019, respectively.

For first quarter 2020 and 2019, one customer accounted for 13% and 16% of revenues, respectively. As of March 31, 2020, and December 31, 2019 this customer represented 13% and 20% of trade receivables, respectively.

19.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 applying the modified retrospective approach and the adoption did not have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard on January 1, 2020 on a prospective basis and the adoption did not have a material impact on its condensed consolidated financial statements.

 In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company adopted this ASU on January 1, 2020 on a prospective basis and the adoption did not have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides relief for impacted areas as it relates to impending reference rate reform and contains optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other areas or transactions, subject to meeting certain criteria, that are impacted by reference rate reform. This ASU is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company adopted this ASU effective January 1, 2020 on a prospective basis, and at this time the Company is electing the expedient codified in ASC 848-50-25-2 to continue to assert probability of hedged interest payments, regardless of any expected future modification in terms related to reference rate reform. Should the Company elect further optional expedients as it relates to reference rate reform, disclosure of those elections will be done in the fiscal period in which the elections are made. The adoption did not have a material impact on its condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives: the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our the ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward- looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense, and Industrial. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Business Environment

The ongoing outbreak of the novel strain of Coronavirus (“COVID-19”) has resulted, and will continue to result, in significant economic disruption and has and will adversely affect our business, including our supply chain and operations. We also have experienced, and expect to continue to experience, reductions in customer demand in several of our served markets, primarily Vehicle. We expect that the social distancing measures, the reduced operational status of our suppliers and reductions in production at certain facilities will more meaningfully impact our operations in the second quarter, and general business uncertainty will continue to negatively impact demand in several of our served markets in the second quarter, and possibly beyond. During the first quarter of 2020, the impact of COVID-19 on our operations was most pronounced in North America, where we experienced interruption of our operations due to weakening demand and supply chain difficulties.

In response to the worldwide outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor or in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue to implement these measures and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

We are approaching our response to the current landscape with a recognition that our Company provides essential and important products that our customers rely on to address this crisis. We manufacture and deliver critical motion control components, including electronic drives, motors and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including the coronavirus. We have also been a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

Global capacity to produce ventilators has increased significantly and we are a reliable supplier of the critical motion control components it requires.

We also provide solutions to suppliers of other types of medical equipment including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts. The Company rapidly deployed resources to increase production capacity to meet the recent surge in demand for certain types of medical products, related to combatting the COVID-19 virus.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational during the outbreak while implementing the enhanced safety procedures. Our facility in China was shut down for a small portion of the first quarter and is fully operational currently.

We took actions in the first quarter to strengthen our liquidity and financial condition. In February 2020, we renewed and increased our revolving credit facility (“Amended Revolving Facility”) to $225 million through February 2025 (refer to Note 10, “Debt Obligations” from our condensed consolidated financial statements). Through this amendment we lowered our cost of debt, and secured more favorable covenants. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. We believe that our cashflows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash while supporting growth plans, we are aligning variable costs with demand, maintaining key engineering capabilities, freezing hiring activity and wages and tightly controlling discretionary spending.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, its impact on our customers and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as required.

Operating Results

Quarter ended March 31, 2020 compared to quarter ended March 31, 2019

	For the quarter ended		2020 vs. 2019
	March 31,		Variance
(in thousands)	2020	2019	$	%
Revenues	$92,382	$93,896	$(1,514)	(2)%
Cost of goods sold	64,340	66,234	(1,894)	(3)%
Gross profit	28,042	27,662	380	1%
Gross margin percentage	30.4%	29.5%
Operating costs and expenses:
Selling	4,243	4,093	150	4%
General and administrative	9,162	8,950	212	2%
Engineering and development	6,234	5,807	427	7%
Business development	247	53	194	366%
Amortization of intangible assets	1,441	1,432	9	1%
Total operating costs and expenses	21,327	20,335	992	5%
Operating income	6,715	7,327	(612)	(8)%
Interest expense	1,054	1,180	(126)	(11)%
Other expense (income)	59	(18)	77	(428)%
Total other expense	1,113	1,162	(49)	(4)%
Income before income taxes	5,602	6,165	(563)	(9)%
Provision for income taxes	(1,567)	(1,695)	128	(8)%
Net Income	$4,035	$4,470	$(435)	(10)%

Effective tax rate	28.0%	27.5%	0%	2%
Diluted earnings per share	$0.42	$0.48	$(0.06)	(13)%
Bookings	$92,923	$93,744	$(821)	(1)%
Backlog	$133,187	$130,646	$2,541	2%

REVENUES: For the quarter, the decrease in revenues reflects the impact of declines in the markets we serve due to recent market conditions. The addition of revenues from Dynamic Controls were more than offset by declines in many of the markets we serve, most notably in our Vehicle market.

Sales to U.S. customers were 53% of total sales for the first quarter 2020 compared with 54% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia. The overall decrease in revenue was due to a 0.1% volume decrease along with a 1.5% unfavorable currency impact. Revenue for the first quarter 2020 was comparable to 2019 when excluding foreign currency impacts from both periods. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The decrease in orders in the first quarter of 2020 compared to the first quarter of 2019 is largely due to the effect of COVID-19 on the markets we serve along with unfavorable foreign currency impacts. The increase in backlog as of March 31, 2020, compared to at March 31, 2019 was due to the addition of Dynamic Controls at the end of the first quarter 2020.

GROSS PROFIT AND GROSS MARGIN: Gross margin increased to 30.4% for the first quarter of 2020, compared to 29.5% for the first quarters of 2019. The increase reflects sales of higher margin products during the quarter, enhanced by the reduction in Vehicle sales that tend to have lower margins.

SELLING EXPENSES: Selling expenses increased in the first quarter of 2020 compared to the same period of 2019. This was due to Dynamic Controls and higher outside commissions. Selling expenses as a percentage of revenues were 4.6% in the first quarter of 2020 compared to 4.4% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 2% in the first quarter 2020 from the first quarter 2019 due to the incremental expenses from Dynamic Controls partially offset by reduced incentive compensation. As a percentage of revenues, general and administrative expenses were 9.9% for the quarter ended March 31, 2020 compared to 9.5% for the same period in 2019.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 7% in the first quarter of 2020 compared to the same quarter last year. Part of the increase relates to the addition of Dynamic Controls, whose focus is electronics and software engineering. The increase is also due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 6.7% and 6.2% for the first quarters of 2020 and 2019, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $247 of business development costs in the first quarter 2020 compared to $53 of business development costs in the first quarter last year. The costs in 2020 relate to activity from the acquisition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased in 2020 as debt levels were lower during the first two months of the first quarter of 2020 compared to 2019. Borrowings increased in March 2020 to fund the acquisition of Dynamic Controls. Interest rates were also lower in first quarter of 2020 compared to 2019.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 1% to $1,441 in the first quarter of 2020 compared to the first quarter of 2019 due to the addition of Dynamic Controls.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.0% and 27.5% in the first quarter 2020 and 2019, respectively.  The effective tax rate is net of discrete tax provision of 0.3% and benefit of (1.8%) for the first quarters of 2020 and 2019 respectively, related primarily to the recognition of excess tax benefit and provision for share-based payment awards. The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. The Company will continue to evaluate the impact of the CARES Act, however there was not a significant impact on the provision for income taxes during the quarter ended March 31, 2020.

NET INCOME: Net income decreased during the first quarter 2020 compared to the first quarter 2019. Lower revenue and increased operating expenses as a result of the Dynamic Controls acquisition more than offset the gains attributed to improvement in gross margins.

EBITDA AND ADJUSTED EBITDA: EBITDA was $10,406 for the first quarter of 2020 compared to $11,004 for the same quarter last year. Adjusted EBITDA was $11,442 and $11,731 for the first quarters of 2020 and 2019, respectively. EBITDA and adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. Refer to information included in “Non - GAAP Measures” below for a reconciliation of net income to EBITDA and adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the quarter ended March 31, 2020 is as follows:

For the three months ended
March 31, 2020
Revenue as reported	$92,382
Currency impact	1,423
Revenue excluding foreign currency
exchange impacts	$93,805

The Company’s calculation of EBITDA and Adjusted EBITDA for the quarters ended March 31, 2020 and 2019 is as follows (in thousands):

	March 31,
	2020	2019
Net income as reported	$4,035	$4,470
Interest expense	1,054	1,180
Provision for income tax	1,567	1,695
Depreciation and amortization	3,750	3,659
EBITDA	10,406	11,004
Stock compensation expense	789	674
Business development costs	247	53
Adjusted EBITDA	$11,442	$11,731

Liquidity and Capital Resources

On February 12, 2020, we entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”) with HSBC Bank USA and affiliate banks (refer to Note 10, “Debt Obligations” from our condensed consolidated financial statements). The term of the Amended Credit Agreement was extended to February 2025 from the original term of October 2021.

The Company’s liquidity position as measured by cash and cash equivalents increased by $6,967 to a balance of $20,383 at March 31, 2020 from December 31, 2019.

	Quarter ended		2020 vs.
	March 31,		2019
	2020	2019	$
Net cash used in operating activities	$(2,966)	$(2,439)	$(527)
Net cash used in investing activities	(16,237)	(2,505)	(13,732)
Net cash provided by financing activities	26,322	6,505	19,817
Effect of foreign exchange rates on cash	(152)	(50)	(102)
Net increase in cash and cash equivalents	$6,967	$1,511	$5,456

During the first quarter of 2020, the increase in cash used for operating activities is primarily due to an increase in working capital needs.

The significant cash used in investing activities in the first quarter 2020 reflects the acquisition of Dynamic Controls for $14,541 net of cash acquired. Purchases of property and equipment were $1,696 during the first quarter 2020 compared to $2,505 for the first quarter 2019 reflecting cost containment efforts during the recent COVID-19 pandemic. Capital expenditures are expected to be between $10,000 and $12,000 for the remainder of 2020.

The increase in cash provided by financing activities reflects the Amended Revolving Facility borrowing for the acquisition of Dynamic Controls. During 2019, the Company utilized revolver borrowings to fund working capital to support the growth seen from fourth quarter 2018 along with the payment of annual incentive compensation amounts. At March 31, 2020, we had $136,927 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at March 31, 2020.

As of March 31, 2020, the unused Amended Revolving Facility was approximately $88,073. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings for the China Facility balance during the first quarters of 2020 or 2019.

The Company declared dividends of $0.030 per share during the first quarters of 2020 and 2019. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model and the recent steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs leaves us well-positioned to manage our business through this crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada, Mexico, and New Zealand which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar, Mexican pesos, and New Zealand dollar, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,600 on our first quarter 2020 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2020 decreased sales in comparison to quarter ended March 31, 2019 by approximately $1,400.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income.  The translation adjustment was a loss of approximately $2,400 and $900 for the first quarter of 2020 and 2019, respectively.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income, net amounted to approximately a loss of $100 for the first quarters of 2020 and 2019.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $7,400 on our foreign net assets as of March 31, 2020.

Interest Rates

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate plus a margin of 1.00% to 1.75% (currently 1.5%) or the Prime Rate plus a margin of 0% to 0.75% (currently 0.5%), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated trailing twelve-month EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of March 31, 2020, we had $136,927 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged.  Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about our outstanding debt.  A hypothetical one percentage point (100 basis points) change in the Base Rate on the $76,927 of unhedged floating rate debt outstanding at March 31, 2020 would have approximately a $200 impact on our interest expense for the first quarter of 2020.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In response to the COVID-19 pandemic, many of our team members began working from home during the first quarter of fiscal 2020.  Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected during this period.  We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report:

Our financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19. The COVID-19 pandemic has subjected our business, operations, financial performance, cash flows and financial condition to a number of risks, including, but not limited to those discussed below.

Operations-related risks: As a result of the COVID-19 pandemic, we are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at our customers and suppliers. For example, we may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation). The ultimate significance of these disruptions to our business, financial condition, results of operations, and cash flows will depend greatly on how long the disruptions continue. Any delayed recovery in our operations, and/or any similar delay with respect to resumption of operations by one or more of our key suppliers, would result in further challenges to our business and may negatively affect our business, financial condition, results of operations, and cash flows.

Customer-related risks: As a result of the COVID-19 crisis, there may be changes in our customers’ priorities and practices, as our customers in both the United States and globally confront competing budget priorities and more limited resources. To the extent that the COVID-19 outbreak or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

Other risks: The magnitude and duration of the global COVID-19 pandemic is uncertain. As the pandemic continues to adversely affect our business and operating and financial results, it also is expected to have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

Item 5. Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

10.1	First Amended and Restated Credit Agreement dated as of February 12, 2020 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2020.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Allied Motion Technologies Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) the notes to the condensed consolidated financial statements.

__________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 6, 2020	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer