Form 10-Q
period 2020-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2020-08-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to _________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

Number of Shares of the only class of Common Stock outstanding: 9,744,312 as of August 1, 2020

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,019	$13,416
Trade receivables, net of provision for credit losses of $605 and allowance for doubtful accounts of $405 at June 30, 2020 and December 31, 2019, respectively	49,595	44,429
Inventories	61,453	53,385
Prepaid expenses and other assets	3,699	4,413
Total current assets	133,766	115,643
Property, plant and equipment, net	53,465	53,008
Deferred income taxes	846	490
Intangible assets, net	67,378	62,497
Goodwill	59,501	52,935
Right of use assets	18,987	16,420
Other long-term assets	4,556	4,835
Total Assets	$338,499	$305,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,453	$23,640
Accrued liabilities	22,210	23,001
Total current liabilities	49,663	46,641
Long-term debt	128,452	109,765
Deferred income taxes	4,649	3,399
Pension and post-retirement obligations	5,205	5,139
Right of use liabilities	15,471	13,715
Other long-term liabilities	8,779	7,975
Total liabilities	212,219	186,634
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,744 and 9,599 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	39,786	37,136
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	98,938	92,589
Accumulated other comprehensive loss	(12,444)	(10,531)
Total stockholders’ equity	126,280	119,194
Total Liabilities and Stockholders’ Equity	$338,499	$305,828

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$86,661	$92,630	$179,043	$186,526
Cost of goods sold	60,201	64,208	124,541	130,442
Gross profit	26,460	28,422	54,502	56,084
Operating costs and expenses:
Selling	3,842	4,136	8,085	8,229
General and administrative	9,710	9,569	18,872	18,519
Engineering and development	6,197	5,676	12,431	11,483
Business development	177	3	424	56
Amortization of intangible assets	1,483	1,430	2,924	2,862
Total operating costs and expenses	21,409	20,814	42,736	41,149
Operating income	5,051	7,608	11,766	14,935
Other expense (income):
Interest expense	901	1,435	1,955	2,615
Other expense (income), net	17	(1)	76	(19)
Total other expense, net	918	1,434	2,031	2,596
Income before income taxes	4,133	6,174	9,735	12,339
Provision for income taxes	(1,237)	(1,729)	(2,804)	(3,424)
Net income	$2,896	$4,445	$6,931	$8,915
Basic earnings per share:
Earnings per share	$0.30	$0.47	$0.73	$0.95
Basic weighted average common shares	9,509	9,408	9,474	9,378
Diluted earnings per share:
Earnings per share	$0.30	$0.47	$0.73	$0.95
Diluted weighted average common shares	9,536	9,456	9,518	9,419
Net income	$2,896	$4,445	$6,931	$8,915
Foreign currency translation adjustment	1,932	548	(496)	(339)
Loss on derivatives	(329)	(436)	(1,417)	(698)
Comprehensive income	$4,499	$4,557	$5,018	$7,878

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock
						Accumulated
			Unamortized	Common Stock		Other	Total
			Cost of Equity	and Paid-in	Retained	Comprehensive	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	9,599	$41,642	$(4,506)	$37,136	$92,589	$(10,531)	$119,194
Stock transactions under employee benefit stock plans	32	1,252		1,252			1,252
Issuance of restricted stock, net of forfeitures	104	3,574	(3,089)	485			485
Stock compensation expense			789	789			789
Shares withheld for payment of employee payroll taxes	(24)	(256)		(256)			(256)
Foreign currency translation adjustments						(2,428)	(2,428)
Accumulated income (loss) on derivatives						(1,432)	(1,432)
Tax effect of derivative transactions						344	344
Net income					4,035		4,035
Dividends to stockholders - $0.03					(290)		(290)
Balances, March 31, 2020	9,711	46,212	(6,806)	39,406	96,334	(14,047)	121,693
Issuance of restricted stock, net of forfeitures	38	1,222	(1,222)	—			—
Stock compensation expense			921	921			921
Shares withheld for payment of employee payroll taxes	(5)	(541)		(541)			(541)
Foreign currency translation adjustments						1,932	1,932
Accumulated income (loss) on derivatives						(433)	(433)
Tax effect of derivative transactions						104	104
Net income					2,896		2,896
Dividends to stockholders - $0.03					(292)		(292)
Balances, June 30, 2020	9,744	$46,893	$(7,107)	$39,786	$98,938	$(12,444)	$126,280

	Common Stock					Accumulated
			Unamortized	Common Stock		Other	Total
			Cost of Equity	and Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Awards	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$33,613	$76,718	$(8,518)	$101,813
Stock transactions under employee benefit stock plans	27	1,088		1,088			1,088
Issuance of restricted stock, net of forfeitures	96	4,059	(3,729)	330			330
Stock compensation expense			596	596			596
Shares withheld for payment of employee payroll taxes	(1)	(63)		(63)			(63)
Foreign currency translation adjustments						(887)	(887)
Accumulated income (loss) on derivatives						(343)	(343)
Tax effect of derivative transactions						81	81
Net income					4,470		4,470
Dividends to stockholders - $0.03					(287)		(287)
Balances, March 31, 2019	9,607	$41,863	$(6,299)	$35,564	$80,901	$(9,667)	$106,798
Issuance of restricted stock, net of forfeitures	11	416	(416)	—			—
Stock compensation expense			780	780			780
Shares withheld for payment of employee payroll taxes	(18)	(647)		(647)			(647)
Foreign currency translation adjustments						548	548
Accumulated income (loss) on derivatives						(564)	(564)
Tax effect of derivative transactions						128	128
Net income					4,445		4,445
Dividends to stockholders - $0.03					(288)		(288)
Balances, June 30, 2019	9,600	$41,632	$(5,935)	$35,697	$85,058	$(9,555)	$111,200

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$6,931	$8,915
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,627	7,327
Deferred income taxes	(841)	(491)
Stock based compensation expense	1,720	1,540
Debt issue cost amortization recorded in interest expense	73	87
Other	885	(166)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(1,178)	(8,692)
Inventories	(5,193)	1,973
Prepaid expenses and other assets	1,472	(289)
Accounts payable	(1,627)	(795)
Accrued liabilities	(3,270)	(557)
Net cash provided by operating activities	6,599	8,852

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,614)	(6,401)
Cash paid for acquisitions, net of cash acquired	(14,728)	—
Net cash used in investing activities	(18,342)	(6,401)

Cash Flows From Financing Activities:
Borrowings on long term debt	26,979	7,695
Principal payments of long-term debt	(7,937)	(7,000)
Payment of debt issuance costs	(401)	—
Dividends paid to stockholders	(569)	(605)
Stock transactions under employee benefit stock plans	(797)	(710)
Net cash provided by (used in) financing activities	17,275	(620)
Effect of foreign exchange rate changes on cash	71	(41)
Net increase in cash and cash equivalents	5,603	1,790
Cash and cash equivalents at beginning of period	13,416	8,673
Cash and cash equivalents at end of period	$19,019	$10,463

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    BASIS OF PREPARATION AND PRESENTATION

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is engaged in the business of designing, manufacturing and selling controlled motion solutions, which include integrated system solutions as well as individual controlled motion products, to a broad spectrum of customers throughout the world. The Company’s target markets include Vehicle, Medical, Aerospace & Defense and Industrial.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed by the Company.

2.    ACQUISITIONS

Dynamic Controls

On March 7, 2020, the Company acquired 100% of the issued and outstanding share capital of the Dynamic Controls Group (“Dynamic Controls”), a wholly owned subsidiary of Invacare Corporation, a market-leading designer and manufacturer of equipment for the medical mobility and rehabilitation markets. The purchase price was funded using borrowings under the Amended Revolving Facility (Note 10). The purchase price was subject to adjustments based on a determination of closing net working capital.

Dynamic Controls brings strong leadership and a very experienced electronics and software engineering design team, providing market leading electronic control solutions and products that will further strengthen the Company’s medical market position, as well as enable it to further develop higher level solutions with embedded electronics across our other major served markets.

The Company incurred $177 and $424 of transaction costs related to the acquisition of Dynamic Controls in the three and six months ended June 30, 2020, which are included in business development expenses on the condensed consolidated statements of income and

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

comprehensive income. The Company accounted for the acquisition pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.”

The preliminary allocation of the purchase price paid for Dynamic Controls is based on estimated fair values of the assets acquired and liabilities assumed of Dynamic Controls as of March 7, 2020 is as follows (in thousands):

Cash and cash equivalents	$11,437
Accounts receivable	4,129
Inventory	3,329
Other assets, net	769
Property, plant and equipment	1,185
Right of use assets	2,735
Intangible assets	7,800
Goodwill	6,552
Current liabilities	(7,277)
Lease liabilities	(2,739)
Net deferred income tax liabilities	(1,755)
Net purchase price	$26,165

During the three months ended June 30, 2020, measurement period adjustments primarily related to deferred income taxes and the true-up of closing net working capital were recognized, which resulted in a reduction of goodwill by $268. The allocation of the purchase price is preliminary as the valuation of both the tangible and identifiable intangible assets and liabilities is being finalized.

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

The operating results of this acquisition are included in our condensed consolidated financial statements beginning on the date of the acquisition. Included within the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020, revenues related to Dynamic Controls were $9,913 and $12,415 respectively, and earnings related to the operations of Dynamic Controls were $1,048 and $1,172 respectively. Unaudited pro forma revenues, assuming the acquisition occurred on January 1, 2019, would have been $99,997 for the three months ended June 30, 2019 and $184,205 and $201,914 for the six months ended June 30, 2020 and 2019, respectively. Pro forma earnings and diluted earnings per share would have been $734, or $0.08 per share, lower than actual reported results in the three months ended June 30, 2019 and $956, or $0.10 per share, lower than actual reported results in the six months ended June 30, 2019. Pro forma earnings and diluted earnings per share for the six months ended June 30, 2020 would have been $654, or $0.07 per share, higher than actual reported results. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of June 30, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the Segment Information footnote, the Company’s business consists of one reportable segment. The foreign revenues by geography in the table below are revenues derived from the Company's foreign subsidiaries as provided in Note 18.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 18 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2020	2019	2020	2019
Vehicle	$18,584	$30,778	$46,639	$64,374
Industrial	28,223	32,194	61,574	63,505
Medical	24,261	12,219	38,812	24,629
Aerospace & Defense	10,516	12,143	21,658	23,397
Other	5,077	5,296	10,360	10,621
Total	$86,661	$92,630	$179,043	$186,526

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2020	2019	2020	2019
United States	$47,311	$62,645	$103,680	$121,957
Europe	29,012	29,390	62,145	63,561
Other	10,338	595	13,218	1,008
Total	$86,661	$92,630	$179,043	$186,526

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Contract liabilities in accrued liabilities	$344	$454
Contract liabilities in other long-term liabilities	284	—
	$628	$454

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	June 30,	December 31,
	2020	2019
Parts and raw materials	$42,886	$35,849
Work-in-process	7,107	6,951
Finished goods	11,460	10,585
	61,453	53,385

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	June 30,	December 31,
	2020	2019
Land	$976	$977
Building and improvements	13,604	13,366
Machinery, equipment, tools and dies	77,565	73,894
Furniture, fixtures and other	16,832	15,797
	108,977	104,034
Less accumulated depreciation	(55,512)	(51,026)
Property, plant and equipment, net	$53,465	$53,008

Depreciation expense was approximately $2,394 and $2,238 for the quarters ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $4,703 and $4,465, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the six months ended is as follows (in thousands):

Beginning balance	$52,935
Goodwill acquired (Note 2)	6,552
Effect of foreign currency translation	14
Ending balance	$59,501

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2020			December 31, 2019
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	amortization	Value	Amount	amortization	Value
Customer lists	8 - 17 years	$68,698	$(21,315)	$47,383	$64,314	$(19,311)	$45,003
Trade name	10 - 19 years	13,733	(4,549)	9,184	12,222	(4,114)	8,108
Design and technologies	10 - 15 years	14,836	(4,037)	10,799	12,927	(3,554)	9,373
Patents	17 years	24	(12)	12	24	(11)	13
Total		$97,291	$(29,913)	$67,378	$89,487	$(26,990)	$62,497

Intangible assets resulting from the acquisition of Dynamic Controls were $7,800 (Note 2). The intangible assets acquired consist of a customer list, a trade name and technology.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Amortization expense for intangible assets was $1,483 and $1,430 for the quarters ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $2,924 and $2,862, respectively.

Estimated future intangible asset amortization expense as of June 30, 2020 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2020	$2,976
2021	5,945
2022	5,990
2023	5,996
2024	5,670
Thereafter	40,801
Total estimated amortization expense	$67,378

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the quarter ended June 30, 2020, 146,437 shares of unvested restricted stock were awarded at a weighted average market value of $32.92. Of the restricted shares granted, 100,403 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six-months ended June 30, 2020:

Number of
shares
Outstanding at beginning of period	186,702
Awarded	146,437
Vested	(88,128)
Forfeited	(1,811)
Outstanding at end of period	243,200

Stock based compensation expense, net of forfeitures, of $931 and $866 was recorded for the quarters ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, Stock based compensation expense, net of forfeitures, of $1,720 and $1,540 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Compensation and fringe benefits	$9,588	$12,967
Warranty reserve	1,508	1,075
Income taxes payable	2,852	2,231
Right of use liabilities	4,016	3,203
Other accrued expenses	4,246	3,525
	$22,210	$23,001

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Long-term Debt
Revolving Credit Facility, long-term (1)	$129,099	$110,085
Unamortized debt issuance costs	(647)	(320)
Long-term debt	$128,452	$109,765
(1)	The effective rate of the Revolver is 2.34% at June 30, 2020.

Amended Revolving Credit Facility

On February 12, 2020, the Company entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”). The significant changes made to the Company’s prior credit facility by the Amended Credit Agreement include (i) increasing the maximum principal amount from $175 million to $225 million, (ii) providing for a $75 million accordion amount, (iii) decreasing certain interest-rate margins and fees, and (iv) extending the term to February 2025 from the original term of October 2021. HSBC Bank USA, National Association is the administrative agent, and HSBC Securities (USA) Inc., KeyBank N.A, Wells Fargo Bank, N.A and Citizens Bank, N.A. are joint lead arrangers.

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At June 30, 2020, the applicable margin for LIBOR Rate borrowings was 1.5% and the applicable margin for Prime Rate borrowings was 0.5%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (currently 0.175%) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all or substantially all of its assets. The Company was in compliance with all covenants at June 30, 2020.

As of June 30, 2020, the unused Amended Revolving Facility was $95,901. The amount available to borrow may be reduced based upon our debt and EBITDA levels, which impacts our covenant calculations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Other

The China Credit Facility provides credit of $1,414 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate is 110% of the applicable PBOC Benchmark Lending Rate. Collateral for the facility is a guarantee issued by the Company. There have been no borrowings during 2020 and there is no balance in the China Facility at June 30, 2020 and December 31, 2019.

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

The Company estimates that an additional $891 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

		Asset Derivatives			Liability Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2020	2019	Location	2020	2019
Interest rate products	Other long-term assets	$—	$—	Other long-term liabilities	$2,228	$363

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) recognized in OCI
	on derivatives		on derivative
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest rate products	$(448)	$(387)	$(1,560)	$(597)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Amount of gain (loss) reclassified from		Amount of gain (loss) reclassified from
	accumulated OCI into income		accumulated OCI into income
Location of (gain) loss reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2020	2019	2020	2019
Interest income (expense)	$(155)	$49	$(186)	$101

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2020	2019	2020	2019
Interest rate products	Interest Expense	$901	$1,435	$1,955	$2,615

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands).

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the condensed consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	condensed consolidated	condensed consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$2,228	$—	$2,228	$—	$—	$2,228

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the condensed consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	condensed consolidated	condensed consolidated	Financial	Cash collateral
2019	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$363	$—	$363	$—	$—	$363

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

These two types of inputs create the following three - level fair value hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model - derived valuations whose inputs or significant value drivers are observable.

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,598	$—	$—
Other long-term assets	4,411	—	—
Interest rate swaps	—	(2,228)	—

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,099	$—	$—
Other long-term assets	4,690	—	—
Interest rate swaps	—	(363)	—

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

The effective income tax rate as a percentage of income before income taxes was 29.9% and 28.0% in the second quarter 2020 and 2019, respectively. The effective tax rate includes a discrete tax provision of 1.7% and tax benefit of (0.5%) for the second quarters of 2020 and 2019 respectively, related primarily to the recognition of excess tax provision and benefit for share-based payment awards. For the six months ended June 30, 2020 and 2019, the effective income tax rate as a percentage of income before income taxes was 28.8% and 27.7%, respectively. For the six months ended June 30, 2020 and 2019 the effective tax rate includes a discrete tax provision of 0.9% and benefit of (1.1%), respectively, related primarily to the recognition of excess tax provision and benefit for share-based payment awards.

The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in foreign tax rates and the mix of foreign and domestic income. The increase in the effective income tax rate as a percentage of income before income taxes from second quarter 2019 to 2020 is a result of limited deductibility of executive compensation and the recognition of excess tax provision for share-based awards.

In July 2020, U.S. Department of Treasury released Final and Proposed Regulations related to the treatment of income that is subject to high rate of foreign tax under the global intangible low-taxed income (GILTI) and Subpart F income regimes. These provisions would be effective for the Company starting in 2021, but includes retroactive provisions that may allow for early adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Short term and variable lease expense were not material in any of the periods presented.

Supplemental cash flow information related to the Company’s operating leases for the six month period ended June 30, 2020 and 2019 was as follows (in thousands):

	Six months ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating leases	$2,126	$2,069
ROU assets obtained in exchange for operating lease obligations	$1,797	$185
ROU assets recorded upon adoption of ASC 842	$—	$20,344
ROU assets obtained in acquisitions (Note 2)	$2,735	$—

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020 (in thousands):

2020	$2,324
2021	4,181
2022	3,372
2023	2,688
2024	2,178
2025	2,051
Thereafter	4,413
Total undiscounted cash flows	$21,207
Less: present value discount	(1,720)
Total lease liabilities	$19,487

As of June 30, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended June 30, 2020 and 2019 is comprised of the following (in thousands):

			Foreign Currency
	Defined Benefit		Translation
	Plan Liability	Cash Flow Hedges	Adjustment	Total
At March 31, 2020	$(1,628)	$(1,365)	$(11,054)	$(14,047)
Unrealized loss on cash flow hedges	—	(588)	—	(588)
Amounts reclassified from AOCI	—	155	—	155
Tax effect of cash flow hedges	—	104	—	104
Foreign currency translation gain	—	—	1,932	1,932
At June 30, 2020	$(1,628)	$(1,694)	$(9,122)	$(12,444)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

			Foreign Currency
	Defined Benefit		Translation
	Plan Liability	Cash Flow Hedges	Adjustment	Total
At March 31, 2019	$(1,006)	$172	$(8,833)	$(9,667)
Unrealized loss on cash flow hedges	—	(515)	—	(515)
Amounts reclassified from AOCI	—	(49)	—	(49)
Tax effect of cash flow hedges	—	128	—	128
Foreign currency translation gain	—	—	548	548
At June 30, 2019	$(1,006)	$(264)	$(8,285)	$(9,555)

AOCI for the six months ended June 30, 2020 and 2019 is comprised of the following (in thousands):

			Foreign Currency
	Defined Benefit		Translation
	Plan Liability	Cash Flow Hedges	Adjustment	Total
At December 31, 2019	$(1,628)	$(277)	$(8,626)	$(10,531)
Unrealized loss on cash flow hedges	—	(2,051)	—	(2,051)
Amounts reclassified from AOCI	—	186	—	186
Tax effect of cash flow hedges	—	448	—	448
Foreign currency translation loss	—	—	(496)	(496)
At June 30, 2020	$(1,628)	$(1,694)	$(9,122)	$(12,444)

			Foreign Currency
	Defined Benefit		Translation
	Plan Liability	Cash Flow Hedges	Adjustment	Total
At December 31, 2018	$(1,006)	$434	$(7,946)	$(8,518)
Unrealized loss on cash flow hedges	—	(806)	—	(806)
Amounts reclassified from AOCI	—	(101)	—	(101)
Tax effect of cash flow hedges	—	209	—	209
Foreign currency translation loss	—	—	(339)	(339)
At June 30, 2019	$(1,006)	$(264)	$(8,285)	$(9,555)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the condensed consolidated statements of income and comprehensive income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in each of the first and second quarters of 2020 and 2019. Total dividends declared were $582 and $575 in the six months ended June 30, 2020 and 2019, respectively.

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	9,509	9,408	9,474	9,378
Dilutive effect of equity awards	27	48	44	41
Diluted weighted average shares outstanding	9,536	9,456	9,518	9,419

For the three and six months ended June 30, 2020 and 2019, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

18.    SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of controlled motion products for original equipment manufacturers and end user applications. The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services in which the entity holds material assets and reports revenue.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues derived from foreign subsidiaries	$39,350	$29,985	$75,363	$64,567

Identifiable foreign assets were $121,801 and $95,777 as of June 30, 2020 and December 31, 2019, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Sales to customers outside of the United States by all subsidiaries were $43,372 and $38,802 during the quarters ended June 30, 2020 and 2019, respectively, and $86,762 and $82,485 for the six months ended June 30, 2020 and 2019, respectively.

For second quarter 2020 and 2019, one customer accounted for 11% and 15% of revenues, respectively, and for the six months ended June 30, 2020 and 2019 for 12% and 16% of revenues, respectively. As of June 30, 2020 and December 31, 2019 this customer represented 15% and 17% of trade receivables, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides relief for impacted areas as it relates to impending reference rate reform and contains optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other areas or transactions, subject to meeting certain criteria, that are impacted by reference rate reform. This ASU is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company adopted this ASU effective January 1, 2020 on a prospective basis, and the Company has elected the expedients related to the probability of hedged interest payments, regardless of any expected future modification in terms related to reference rate reform, as well as the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Should the Company elect further optional expedients as it relates to reference rate reform, disclosure of those elections will be done in the fiscal period in which the elections are made. The adoption did not have a material impact on its condensed consolidated financial statements.

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

Business Environment

The ongoing outbreak of the novel strain of Coronavirus (“COVID-19”) has resulted, and will continue to result, in significant disruptions to the U.S. and global economies and has and will adversely affect our business, including our supply chain and operations. We also have experienced, and expect to continue to experience, reductions in customer demand in several of our served markets, primarily Vehicle. During the second quarter, the impact of the social distancing measures, the reduced operational status of our suppliers and reductions in production at certain facilities has impacted our operations more significantly than in the first quarter. We expect general business uncertainty will continue to negatively impact demand in several of our served markets in the third quarter and beyond. During the first half of 2020, the impact of COVID-19 on our operations was most pronounced in areas that serve our Vehicle market.

In response to the worldwide outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring work from home for those employees that do not need to be physically present on the manufacturing floor or in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. We have implemented these measures on a worldwide basis and are continuing to monitor government authorities requirements or recommendations. We will continue to act in the best interests of our employees, customers, partners, suppliers and communities.

We have responded to the outbreak with a recognition that our Company provides essential and important products that our customers rely on to address this crisis. We manufacture and deliver critical motion control components, including electronic drives, motors and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including the coronavirus. We are also a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

Global demand and capacity to produce ventilators has increased significantly and we are a reliable supplier of the critical motion control components it requires.

We also continue to provide solutions to suppliers of other types of medical equipment including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts. The Company has rapidly deployed resources to increase production capacity to meet the surge in demand for certain types of medical products, related to combatting the COVID-19 virus.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational during the outbreak while implementing the enhanced safety procedures. Our facility in China was shut down for a small portion of the first quarter but since then has continued to be fully operational. Our facility in Reynosa, Mexico experienced brief shutdowns in the second quarter and is also currently fully operational.

We took actions in the first and second quarters to strengthen our liquidity and financial condition. In February 2020, we renewed and increased our revolving credit facility (“Amended Revolving Facility”) to $225 million through February 2025 (refer to Note 10, “Debt Obligations” from our condensed consolidated financial statements). Through this amendment we lowered our cost of debt, and secured more favorable covenants. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. During the second quarter, we were able to paydown debt while maintaining a robust cash balance to cover our short-term needs. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash while supporting growth plans, we continue to align variable costs with demand, maintaining key engineering capabilities, freezing hiring activity and wages and tightly controlling discretionary spending.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, its impact on our customers and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

Operating Results

Quarter ended June 30, 2020 compared to quarter ended June 30, 2019

	For the quarter ended		2020 vs. 2019
	June 30,		Variance
(Dollars in thousands, except per share data)	2020	2019	$	%
Revenues	$86,661	$92,630	$(5,969)	(6)%
Cost of goods sold	60,201	64,208	(4,007)	(6)%
Gross profit	26,460	28,422	(1,962)	(7)%
Gross margin percentage	30.5%	30.7%
Operating costs and expenses:
Selling	3,842	4,136	(294)	(7)%
General and administrative	9,710	9,569	141	1%
Engineering and development	6,197	5,676	521	9%
Business development	177	3	174	5,800%
Amortization of intangible assets	1,483	1,430	53	4%
Total operating costs and expenses	21,409	20,814	595	3%
Operating income	5,051	7,608	(2,557)	(34)%
Interest expense	901	1,435	(534)	(37)%
Other expense (income)	17	(1)	18	(1,800)%
Total other expense	918	1,434	(516)	(36)%
Income before income taxes	4,133	6,174	(2,041)	(33)%
Provision for income taxes	(1,237)	(1,729)	492	(28)%
Net income	$2,896	$4,445	$(1,549)	(35)%

Effective tax rate	29.9%	28.0%	1.9%	7%
Diluted earnings per share	$0.30	$0.47	$(0.17)	(36)%
Bookings	$80,365	$95,317	$(14,952)	(16)%
Backlog	$127,701	$133,507	$(5,806)	(4)%

REVENUES: For the quarter, the decrease in revenues reflects the impact of declines in the markets we serve due to recent market conditions resulting from the disruptions caused by COVID-19. The addition of revenues from Dynamic Controls bolstered our strong Medical market revenues during the quarter. This increase was offset by declines in many of the markets we serve, most notably in our Vehicle market.

Sales to U.S. customers were 50% of total sales for the second quarter 2020 compared with 58% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia. The overall decrease in revenue was due to a 4.9% volume decrease along with a 1.5% unfavorable currency impact. Revenue for the second quarter 2020 was slightly down compared to 2019 when excluding foreign currency impacts. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The decrease in orders in the second quarter of 2020 compared to the second quarter of 2019 is largely due to the effect of COVID-19 on the markets we serve along with unfavorable foreign currency impacts. The decrease in backlog as of June 30, 2020, compared to at June 30, 2019 was also related to these factors.

GROSS PROFIT AND GROSS MARGIN: Gross margin decreased to 30.5% for the second quarter of 2020, compared to 30.7% for the second quarter of 2019. The decrease is primarily due to a decrease in sales due to the effect of COVID-19 on the markets we serve. The higher gross margin from our Medical market sales was more than offset by lower volumes in our lower margin Vehicle sales.

SELLING EXPENSES: Selling expenses declined in the second quarter of 2020 compared to the same period of 2019. The addition of Dynamic Controls was offset by cost control efforts related to the COVID-19 pandemic. Selling expenses as a percentage of revenues were 4.4% in the second quarter of 2020 compared to 4.5% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 1% in the second quarter 2020 from the second quarter 2019 due to the incremental expenses from Dynamic Controls and costs associated with ensuring employee safety and making other adjustments for COVID-19, partially offset by reduced incentive compensation. As a percentage of revenues, general and administrative expenses were 11.2% for the quarter ended June 30, 2020 compared to 10.3% for the same period in 2019.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 9% in the second quarter of 2020 compared to the same quarter last year. Part of the increase relates to the addition of Dynamic Controls, whose focus is electronics and software engineering. The increase is also due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 7.2% and 6.1% for the second quarters of 2020 and 2019, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $177 of business development costs in the second quarter 2020 compared to $3 of business development costs in the second quarter last year. The costs in 2020 relate to activity from the acquisition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased in the second quarter 2020 as the increase in our outstanding debt balance was offset by lower interest rates compared to the same period in 2019.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 4% to $1,483 in the second quarter of 2020 compared to the second quarter of 2019 due to the additional intangible assets acquired in the acquisition of Dynamic Controls.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 29.9% and 28.0% in the second quarter 2020 and 2019, respectively.  The effective tax rate is impacted by a discrete tax provision of 1.7% and a benefit of (0.5%) for the second quarters of 2020 and 2019, respectively, related primarily to the recognition of excess tax provision and benefits for share-based payment awards. The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the U.S., the difference in foreign tax rates and the mix of foreign and domestic income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. The Company is continuing to evaluate the impact of the CARES Act, however there was not a significant impact on the provision for income taxes during the quarter ended June 30, 2020.

NET INCOME: Net income decreased during the second quarter 2020 compared to the second quarter 2019 reflecting lower revenue resulting from the disruptions caused by COVID-19 and increased operating expenses as a result of the Dynamic Controls acquisition.

EBITDA AND ADJUSTED EBITDA: EBITDA was $8,911 for the second quarter of 2020 compared to $11,277 for the same quarter last year. Adjusted EBITDA was $10,019 and $12,146 for the second quarters of 2020 and 2019, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	For the six months ended		2020 vs. 2019
	June 30,		Variance
(Dollars in thousands, except per share data)	2020	2019	$	%
Revenues	$179,043	$186,526	$(7,483)	(4)%
Cost of goods sold	124,541	130,442	(5,901)	(5)%
Gross profit	54,502	56,084	(1,582)	(3)%
Gross margin percentage	30.4%	30.1%
Operating costs and expenses:
Selling	8,085	8,229	(144)	(2)%
General and administrative	18,872	18,519	353	2%
Engineering and development	12,431	11,483	948	8%
Business development	424	56	368	657%
Amortization of intangible assets	2,924	2,862	62	2%
Total operating costs and expenses	42,736	41,149	1,587	4%
Operating income	11,766	14,935	(3,169)	(21)%
Interest expense	1,955	2,615	(660)	(25)%
Other expense (income), net	76	(19)	95	(500)%
Total other expense, net	2,031	2,596	(565)	(22)%
Income before income taxes	9,735	12,339	(2,604)	(21)%
Provision for income taxes	(2,804)	(3,424)	620	(18)%
Net income	$6,931	$8,915	$(1,984)	(22)%

Effective tax rate	28.8%	27.7%	1	4%
Diluted earnings per share	$0.73	$0.95	$(0.22)	(23)%
Bookings	$173,288	$189,061	$(15,773)	(8)%
Backlog	$127,701	$133,507	$(5,806)	(4)%

REVENUES: For year to date 2020, the decrease in revenues reflects the impact of declines in the markets we serve due to recent market conditions. The addition of revenues from Dynamic Controls to our Medical market were more than offset by declines in many of the markets we serve, most notably in our Vehicle market.

Sales to U.S. customers were 52% of total sales for the six months ended June 30, 2020 compared with 56% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia. The overall decrease in revenue was due to a 2.5% volume decrease along with a 1.5% unfavorable currency impact. Revenue for the year to date 2020 was comparable to 2019 when excluding foreign currency impacts. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The decrease in orders and backlog in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is largely due to the effect of COVID-19 on the markets we serve along with unfavorable foreign currency impacts.

GROSS PROFIT AND GROSS MARGIN: Gross margin increased to 30.4% for the first half of 2020, compared to 30.1% for the comparable period of 2019. The increase reflects sales of higher margin Medical market products during the quarter, enhanced by the reduction in Vehicle sales that tend to have lower margins.

SELLING EXPENSES: Selling expenses declined during the six months ended June 30, 2020 compared to the same period of 2019. The addition of expenses from Dynamic Controls was offset by cost control efforts related to the COVID-19 pandemic. Selling expenses as a percentage of revenues were 4.5% in the first half of 2020 compared to 4.4% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 2% in the first half of 2020 from the first half of 2019 due to the incremental expenses from Dynamic Controls partially offset by reduced incentive compensation. As a percentage of revenues, general and administrative expenses were 10.5% for the six months ended June 30, 2020 compared to 9.9% for the same period in 2019.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 8% in the first half of 2020 compared to the same period last year reflecting the acquisition of Dynamic Controls. As a percentage of revenues, engineering and development expenses were 6.9% and 6.2% for the six months ended June 30, 2020 and 2019, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $424 of business development costs in the first half of 2020 compared to $56 of business development costs in the first half last year. The costs in 2020 relate to activity from the acquisition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased in the first six months of 2020 as the increase in our outstanding debt was offset by lower interest rates compared to the same period in 2019.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 2% during the first half of 2020 compared to the same period of 2019 due to the addition of Dynamic Controls.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 28.8% and 27.7% in the first half 2020 and 2019, respectively.  The effective tax rate includes a discrete tax provision of 0.9% and benefit of (1.1%) for the first six months of 2020 and 2019, respectively, related primarily to the recognition of excess tax provision and benefits for share-based payment awards. The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the U.S., the difference in foreign tax rates and the mix of foreign and domestic income.

The Company is continuing to evaluate the impact of the CARES Act, however there was not a significant impact on the provision for income taxes during the period ended June 30, 2020.

NET INCOME: Net income decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 reflecting lower revenue resulting from the disruptions caused by COVID-19 and increased operating expenses as a result of the Dynamic Controls acquisition.

EBITDA AND ADJUSTED EBITDA: EBITDA was $19,317 for the six months ended June 30, 2020 compared to $22,281 for the six months ended June 30, 2019. Adjusted EBITDA was $21,461 and $23,877 for the first six months of 2020 and 2019, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company believes EBITDA is often a useful measure of a Company’s operating performance and is a significant basis used by the Company’s management to measure the operating performance of the Company’s business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our debt financings, acquisitions, as well as our provision for income tax expense. EBITDA is frequently used as one of the basis for comparing businesses in the Company’s industry.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock compensation expense, as well as certain income or expenses which are not indicative of the ongoing performance of the Company. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP.

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three and six months ended June 30, 2020 is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Revenue as reported	$86,661	$179,043
Currency impact	1,381	2,804
Revenue excluding foreign currency exchange impacts	$88,042	$181,847

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income as reported	$2,896	$4,445	$6,931	$8,915
Interest expense	901	1,435	1,955	2,615
Provision for income tax	1,237	1,729	2,804	3,424
Depreciation and amortization	3,877	3,668	7,627	7,327
EBITDA	8,911	11,277	19,317	22,281
Stock compensation expense	931	866	1,720	1,540
Business development costs	177	3	424	56
Adjusted EBITDA	$10,019	$12,146	$21,461	$23,877

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

The Company’s liquidity position as measured by cash and cash equivalents increased by $5,603 to a balance of $19,019 at June 30, 2020 from December 31, 2019.

			2020 vs.
	Six Months Ended		2019
	June 30,		Variance
	2020	2019	$
Net cash provided by operating activities	$6,599	$8,852	$(2,253)
Net cash used in investing activities	(18,342)	(6,401)	(11,941)
Net cash provided by (used in) financing activities	17,275	(620)	17,895
Effect of foreign exchange rates on cash	71	(41)	112
Net increase in cash and cash equivalents	$5,603	$1,790	$3,813

During the six months ended June 30, 2020, the decrease in cash provided by operating activities is primarily due to the decrease in net income in 2020 compared to 2019. In addition, inventories in 2020 increased during the six months ended June 30, 2020 due to the push out of orders from our Vehicle market customers.

The significant cash used in investing activities in the first half of 2020 reflects the acquisition of Dynamic Controls for $14,728 net of cash acquired. Purchases of property and equipment were $3,614 during the six months ended June 30, 2020 compared to $6,401 during the six months ended June 30, 2019 reflecting cost containment efforts during the COVID-19 pandemic. Capital expenditures are expected to be between $10,000 and $12,000 for 2020, consistent with amounts previously disclosed.

The increase in cash provided by financing activities reflects the Amended Revolving Facility borrowing for the acquisition of Dynamic Controls. During 2019, the Company utilized revolver borrowings to fund working capital to support the growth seen from fourth quarter 2018 along with the payment of normal year-end accruals during the first quarter of 2019. At June 30, 2020, we had $129,099 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at June 30, 2020.

As of June 30, 2020, the unused Amended Revolving Facility was $95,901. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings for the China Facility balance during the first half of 2020 or 2019.

The Company declared dividends of $0.03 per share during the first and second quarters of both 2020 and 2019.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility leaves us well-positioned to manage our business through this crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada, Mexico, the United Kingdom and New Zealand which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar, Mexican pesos, British Pound Sterling and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,900 on our second quarter 2020 sales and $7,500 on our sales for the six months ended June 30, 2020. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the quarter ended June 30, 2020 decreased sales in comparison to quarter ended June 30, 2019 by approximately $1,380. On a year to date basis, we estimate that foreign currency exchange rate fluctuations decreased sales $2,800 in 2020 compared to 2019.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustment was a gain of approximately $1,932 and a gain of approximately $548 for the second quarter of 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the translation adjustment was a loss of approximately $500 and $340, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in other expense (income), net amounted to a loss of $118 and a gain of $19 for the second quarter of 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, net foreign currency transaction gains and losses included in other expense, net were a loss of $210 and $58, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8,800 on our foreign net assets as of June 30, 2020.

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

As of June 30, 2020, we had $129,099 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 10 of the Notes to condensed consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $69,099 of unhedged floating rate debt outstanding at June 30, 2020 would have approximately a $175 impact on our interest expense for the second quarter of 2020 and $350 on our interest expense for the six months ended June 30, 2020.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In response to the COVID-19 pandemic, many of our team members began working from home during the first quarter of 2020 and continued to do so during the second quarter of 2020. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected during this period. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Customer-related risks: As a result of the COVID-19 pandemic, there may be changes in our customers’ priorities and practices, as our customers in both the United States and globally confront competing budget priorities and more limited resources. To the extent that the COVID-19 outbreak or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

Other risks: The magnitude and duration of the global COVID-19 pandemic is uncertain. As the pandemic continues to adversely affect portions of our business and our overall operating and financial results, it also is expected to have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, the COVID-19 pandemic may also adversely affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of Shares	Maximum Number of Shares
	Number of Shares		Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased		per Share	Announced Plans or Programs	Under the Plans or Programs
04/01/20 to 04/30/20	28,365	(1)	$28.09	—	—
05/01/20 to 05/30/20	—		—	—	—
06/01/20 to 06/30/20	—		—	—	—
Total	28,365		$—	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At June 30, 2020, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 5, 2020	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer