Form 10-Q
period 2020-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2020-11-04
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

Number of Shares of the only class of Common Stock outstanding: 9,757,694 as of November 4, 2020

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$20,227	$13,416
Trade receivables, net of provision for credit losses of $580 and allowance for doubtful accounts of $405 at September 30, 2020 and December 31, 2019, respectively	51,265	44,429
Inventories	61,643	53,385
Prepaid expenses and other assets	6,620	4,413
Total current assets	139,755	115,643
Property, plant and equipment, net	54,058	53,008
Deferred income taxes	895	490
Intangible assets, net	66,366	62,497
Goodwill	60,460	52,935
Right of use assets	18,115	16,420
Other long-term assets	4,202	4,835
Total Assets	$343,851	$305,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,312	$23,640
Accrued liabilities	22,821	23,001
Total current liabilities	52,133	46,641
Long-term debt	124,387	109,765
Deferred income taxes	4,721	3,399
Pension and post-retirement obligations	5,229	5,139
Right of use liabilities	14,643	13,715
Other long-term liabilities	8,346	7,975
Total liabilities	209,459	186,634
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,757 and 9,599 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	40,674	37,136
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	102,659	92,589
Accumulated other comprehensive loss	(8,941)	(10,531)
Total stockholders’ equity	134,392	119,194
Total Liabilities and Stockholders’ Equity	$343,851	$305,828

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$94,653	$96,633	$273,696	$283,159
Cost of goods sold	66,513	66,603	191,054	197,045
Gross profit	28,140	30,030	82,642	86,114
Operating costs and expenses:
Selling	3,734	4,144	11,819	12,373
General and administrative	10,008	9,932	28,880	28,451
Engineering and development	6,434	5,705	18,865	17,188
Business development	8	8	432	64
Amortization of intangible assets	1,499	1,429	4,423	4,291
Total operating costs and expenses	21,683	21,218	64,419	62,367
Operating income	6,457	8,812	18,223	23,747
Other expense:
Interest expense	844	1,359	2,799	3,974
Other expense, net	231	140	307	121
Total other expense, net	1,075	1,499	3,106	4,095
Income before income taxes	5,382	7,313	15,117	19,652
Provision for income taxes	(1,369)	(2,695)	(4,173)	(6,119)
Net income	$4,013	$4,618	$10,944	$13,533
Basic earnings per share:
Earnings per share	$0.42	$0.49	$1.15	$1.44
Basic weighted average common shares	9,514	9,414	9,487	9,390
Diluted earnings per share:
Earnings per share	$0.42	$0.49	$1.15	$1.43
Diluted weighted average common shares	9,579	9,464	9,539	9,435
Net income	$4,013	$4,618	$10,944	$13,533
Foreign currency translation adjustment	3,433	(2,369)	2,937	(2,708)
Gain (loss) on derivatives	70	(105)	(1,347)	(803)
Comprehensive income	$7,516	$2,144	$12,534	$10,022

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock
						Accumulated
			Unamortized	Common Stock		Other	Total
			Cost of Equity	and Paid-in	Retained	Comprehensive	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	9,599	$41,642	$(4,506)	$37,136	$92,589	$(10,531)	$119,194
Stock transactions under employee benefit stock plans	32	1,252		1,252			1,252
Issuance of restricted stock, net of forfeitures	104	3,574	(3,089)	485			485
Stock compensation expense			789	789			789
Shares withheld for payment of employee payroll taxes	(24)	(256)		(256)			(256)
Foreign currency translation adjustments						(2,428)	(2,428)
Accumulated income (loss) on derivatives						(1,432)	(1,432)
Tax effect of derivative transactions						344	344
Net income					4,035		4,035
Dividends to stockholders - $0.03					(290)		(290)
Balances, March 31, 2020	9,711	46,212	(6,806)	39,406	96,334	(14,047)	121,693
Issuance of restricted stock, net of forfeitures	38	1,222	(1,222)	—			—
Stock compensation expense			921	921			921
Shares withheld for payment of employee payroll taxes	(5)	(541)		(541)			(541)
Foreign currency translation adjustments						1,932	1,932
Accumulated income (loss) on derivatives						(433)	(433)
Tax effect of derivative transactions						104	104
Net income					2,896		2,896
Dividends to stockholders - $0.03					(292)		(292)
Balances, June 30, 2020	9,744	46,893	(7,107)	39,786	98,938	(12,444)	126,280
Issuance of restricted stock, net of forfeitures	14	555	(555)	—			—
Stock compensation expense			905	905			905
Shares withheld for payment of employee payroll taxes	(1)	(17)		(17)			(17)
Foreign currency translation adjustments						3,433	3,433
Accumulated income (loss) on derivatives						91	91
Tax effect of derivative transactions						(21)	(21)
Net income					4,013		4,013
Dividends to stockholders - $0.03					(292)		(292)
Balances, September 30, 2020	9,757	$47,431	$(6,757)	$40,674	$102,659	$(8,941)	$134,392

	Common Stock					Accumulated
			Unamortized	Common Stock		Other	Total
			Cost of Equity	and Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Awards	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,485	$36,779	$(3,166)	$33,613	$76,718	$(8,518)	$101,813
Stock transactions under employee benefit stock plans	27	1,088		1,088			1,088
Issuance of restricted stock, net of forfeitures	96	4,059	(3,729)	330			330
Stock compensation expense			596	596			596
Shares withheld for payment of employee payroll taxes	(1)	(63)		(63)			(63)
Foreign currency translation adjustments						(887)	(887)
Accumulated income (loss) on derivatives						(343)	(343)
Tax effect of derivative transactions						81	81
Net income					4,470		4,470
Dividends to stockholders - $0.03					(287)		(287)
Balances, March 31, 2019	9,607	41,863	(6,299)	35,564	80,901	(9,667)	106,798
Issuance of restricted stock, net of forfeitures	11	416	(416)	—			—
Stock compensation expense			780	780			780
Shares withheld for payment of employee payroll taxes	(18)	(647)		(647)			(647)
Foreign currency translation adjustments						548	548
Accumulated income (loss) on derivatives						(564)	(564)
Tax effect of derivative transactions						128	128
Net income					4,445		4,445
Dividends to stockholders - $0.03					(288)		(288)
Balances, June 30, 2019	9,600	41,632	(5,935)	35,697	85,058	(9,555)	111,200
Stock compensation expense			740	740			740
Foreign currency translation adjustments						(2,369)	(2,369)
Accumulated income (loss) on derivatives						(135)	(135)
Tax effect of derivative transactions						30	30
Net income					4,618		4,618
Dividends to stockholders - $0.03					(288)		(288)
Balances, September 30, 2019	9,600	$41,632	$(5,195)	$36,437	$89,388	$(12,029)	$113,796

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$10,944	$13,533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,682	11,071
Deferred income taxes	(931)	(563)
Stock-based compensation expense	2,640	2,374
Debt issue cost amortization recorded in interest expense	109	131
Other	360	581
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(2,136)	(13,643)
Inventories	(4,575)	1,664
Prepaid expenses and other assets	(725)	(232)
Accounts payable	492	(727)
Accrued liabilities	(2,840)	2,815
Net cash provided by operating activities	15,020	17,004

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,560)	(9,280)
Cash paid for acquisitions, net of cash acquired	(14,728)	—
Net cash used in investing activities	(21,288)	(9,280)

Cash Flows From Financing Activities:
Borrowings on long term debt	26,979	9,091
Principal payments of long-term debt	(12,299)	(15,000)
Payment of debt issuance costs	(401)	—
Dividends paid to stockholders	(875)	(887)
Stock transactions under employee benefit stock plans	(814)	(717)
Net cash provided by (used in) financing activities	12,590	(7,513)
Effect of foreign exchange rate changes on cash	489	(306)
Net increase (decrease) in cash and cash equivalents	6,811	(95)
Cash and cash equivalents at beginning of period	13,416	8,673
Cash and cash equivalents at end of period	$20,227	$8,578

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between the foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying condensed consolidated statements of stockholders’ equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the foreign subsidiaries are included in the results of operations as incurred.

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

The Company incurred $8 and $432 of transaction costs related to the acquisition of Dynamic Controls in the three and nine months ended September 30, 2020, which are included in business development expenses on the condensed consolidated statements of income

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

and comprehensive income. The Company accounted for the acquisition pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations.

The preliminary allocation of the purchase price paid for Dynamic Controls is based on estimated fair values of the assets acquired and liabilities assumed of Dynamic Controls as of March 7, 2020 is as follows (in thousands):

Cash and cash equivalents	$11,437
Accounts receivable	4,129
Inventory	3,329
Other assets, net	769
Property, plant and equipment	1,185
Right of use assets	2,735
Intangible assets	7,800
Goodwill	6,629
Current liabilities	(7,354)
Lease liabilities	(2,739)
Net deferred income tax liabilities	(1,755)
Net purchase price	$26,165

During the three months ended September 30, 2020, measurement period adjustments related primarily to tax liabilities were recognized, which resulted in an increase of goodwill by $77. The allocation of the purchase price is not yet finalized as the valuation of both the tangible and identifiable intangible assets and liabilities continue to be evaluated.

The intangible assets acquired consist of customer lists of $4,400, technology of $1,900 and a trade name of $1,500, which are being amortized over 16, 13 and 18 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other operations and Dynamic Controls that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Dynamic Controls’ management knowledge in providing complementary product offerings to the Company’s customers.

The operating results of this acquisition are included in our condensed consolidated financial statements beginning on the date of the acquisition. Included within the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020, revenues related to Dynamic Controls were $6,418 and $18,833 respectively, and earnings related to the operations of Dynamic Controls were $(62) and $1,110 respectively. The following unaudited pro forma financial information presents the combined results of operations if the Dynamic Controls acquisition had occurred as of January 1, 2019 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$94,653	$104,277	$278,858	$306,191
Net income	$3,976	$4,805	$11,569	$12,762
Earnings per share - basic	$0.42	$0.51	$1.22	$1.36
Earnings per share - diluted	$0.42	$0.51	$1.21	$1.35

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

(In thousands, except per share data)

3.    REVENUE RECOGNITION

Performance Obligations

Performance Obligations Satisfied at a Point in Time

The Company considers control of most products to transfer at a single point in time, generally when the products are shipped in accordance with an agreement and/or purchase order. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of September 30, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted below in Note 18, Segment Information, the Company’s business consists of one reportable segment. The foreign revenues by geography in the table below are revenues derived from the Company's foreign subsidiaries as detailed in Note 18.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2020	2019	2020	2019
Vehicle	$32,378	$33,001	$79,017	$97,375
Industrial	25,307	30,572	86,882	94,076
Medical	23,448	14,550	62,260	39,180
Aerospace & Defense	8,844	12,621	30,503	36,018
Other	4,676	5,889	15,034	16,510
Total	$94,653	$96,633	$273,696	$283,159

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2020	2019	2020	2019
United States	$56,185	$64,739	$159,862	$186,697
Europe	31,800	31,448	93,944	95,010
Other	6,668	446	19,890	1,452
Total	$94,653	$96,633	$273,696	$283,159

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Contract liabilities in accrued liabilities	$477	$454
Contract liabilities in other long-term liabilities	280	—
	$757	$454

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	September 30,	December 31,
	2020	2019
Parts and raw materials	$42,150	$35,849
Work-in-process	7,843	6,951
Finished goods	11,650	10,585
	$61,643	$53,385

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

	September 30,	December 31,
	2020	2019
Land	$987	$977
Building and improvements	13,823	13,366
Machinery, equipment, tools and dies	66,064	58,358
Construction work in progress	14,318	15,536
Furniture, fixtures and other	17,606	15,797
	112,798	104,034
Less accumulated depreciation	(58,740)	(51,026)
Property, plant and equipment, net	$54,058	$53,008

Depreciation expense was approximately $2,556 and $2,315 for the quarters ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $7,259 and $6,780, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended is as follows (in thousands):

Beginning balance	$52,935
Goodwill acquired (Note 2)	6,629
Effect of foreign currency translation	896
Ending balance	$60,460

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2020			December 31, 2019
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	amortization	Value	Amount	amortization	Value
Customer lists	8 - 17 years	$69,112	$(22,462)	$46,650	$64,314	$(19,311)	$45,003
Trade name	10 - 19 years	13,837	(4,799)	9,038	12,222	(4,114)	8,108
Design and technologies	10 - 15 years	15,103	(4,437)	10,666	12,927	(3,554)	9,373
Patents	17 years	24	(12)	12	24	(11)	13
Total		$98,076	$(31,710)	$66,366	$89,487	$(26,990)	$62,497

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Intangible assets resulting from the acquisition of Dynamic Controls were $7,800 (Note 2). The intangible assets acquired consist of customer lists, technology and a trade name.

Amortization expense for intangible assets was $1,499 and $1,429 for the quarters ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $4,423 and $4,291, respectively.

Estimated future intangible asset amortization expense as of September 30, 2020 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2020	$1,499
2021	5,984
2022	6,031
2023	6,040
2024	5,713
Thereafter	41,099
Total estimated amortization expense	$66,366

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended ended September 30, 2020, 160,437 shares of unvested restricted stock were awarded at a weighted average market value of $33.51. Of the restricted shares granted, 100,403 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine-months ended September 30, 2020:

Number of
shares
Outstanding at beginning of period	186,702
Awarded	160,437
Vested	(93,260)
Forfeited	(2,583)
Outstanding at end of period	251,296

Stock-based compensation expense, net of forfeitures, of $920 and $834 was recorded for the quarters ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, Stock-based compensation expense, net of forfeitures, of $2,640 and $2,374 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation and fringe benefits	$11,056	$12,967
Warranty reserve	1,527	1,075
Income taxes payable	539	2,231
Right of use liabilities	4,125	3,203
Other accrued expenses	5,574	3,525
	$22,821	$23,001

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Long-term Debt
Revolving Credit Facility, long-term (1)	$124,999	$110,085
Unamortized debt issuance costs	(612)	(320)
Long-term debt	$124,387	$109,765
(1)	The effective rate of the Amended Revolving Facility is 2.36% at September 30, 2020.

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

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At September 30, 2020, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.5%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.175% at September 30, 2020) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. The Company was in compliance with all covenants at September 30, 2020.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

As of September 30, 2020, the unused Amended Revolving Facility was $100,001. The amount available to borrow may be reduced based upon our debt and EBITDA levels, which impacts our covenant calculations.

Other

The China Credit Facility provides credit of $1,467 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There have been no borrowings during 2020 and there is no balance in the China Facility at September 30, 2020 and December 31, 2019.

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

The Company estimates that an additional $896 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

		Asset Derivatives			Liability Derivatives
		Fair value as of:			Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2020	2019	Location	2020	2019
Interest rate products	Other long-term assets	$—	$—	Other long-term liabilities	$2,137	$363

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of pre-tax loss recognized		Amount of pre-tax loss recognized
	in OCI on derivatives		in OCI on derivative
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest rate products	$(133)	$(108)	$(2,184)	$(914)

	Amount of pre-tax gain (loss) reclassified		Amount of pre-tax gain (loss) reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain (loss) reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2020	2019	2020	2019
Interest income (expense)	$(224)	$27	$(410)	$128

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2020	2019	2020	2019
Interest rate products	Interest Expense	$844	$1,359	$2,799	$3,974

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands).

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the condensed consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	condensed consolidated	condensed consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$2,137	$—	$2,137	$—	$—	$2,137

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the condensed consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	condensed consolidated	condensed consolidated	Financial	Cash collateral
2019	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$363	$—	$363	$—	$—	$363

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

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, debt obligations, accounts payable, and accrued liabilities. The carrying amounts reported in the condensed consolidated balance sheets for these assets and liabilities approximate their fair value because of the immediate or short-term maturities of these financial instruments.

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,898	$—	$—
Deferred compensation plan assets	4,777	—	—
Interest rate swaps	—	(2,137)	—

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,099	$—	$—
Deferred compensation plan assets	4,690	—	—
Interest rate swaps	—	(363)	—

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

The effective income tax rate as a percentage of income before income taxes was 25.4% and 36.9% in the third quarter 2020 and 2019, respectively. The effective tax rate includes a discrete tax benefit of (2.6)% and tax provision of 5.9% for the third quarters of 2020 and 2019 respectively. These discrete items primarily related to global intangible low-taxed income (GILTI) regulation changes in 2020 and the settlement of a foreign tax audit in 2019. For the nine months ended September 30, 2020 and 2019, the effective income tax rate as a percentage of income before income taxes was 27.6% and 31.1%, respectively. For the nine months ended September 30, 2020 and 2019 the effective tax rate includes a discrete tax benefit of (0.3%) and tax provision of 1.5%, respectively, related primarily to the items impacting the third quarter effective tax rates.

The effective tax rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the U.S., the difference in foreign tax rates and the mix of foreign and domestic income. The decrease in the effective income tax rate as a percentage of income before income taxes from 2019 to 2020 is a result of an increase in our estimated research and development tax credit as a percentage of income before taxes, as well as a lower amount of GILTI.

In July 2020, U.S. Treasury released Final and Proposed Regulations related to the treatment of income that is subject to high rate of foreign tax under the GILTI and Subpart F income regimes. These provisions would be effective for the Company starting in 2021, but includes retroactive provisions that may allow for early adoption. In the third quarter of 2020, the Company adopted these provisions, which resulted in a discrete tax benefit of (0.9%) during the quarter.

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

Supplemental cash flow information related to the Company’s operating leases for the nine-month periods ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine months ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating leases	$3,341	$3,101
ROU assets obtained in exchange for operating lease obligations	$2,395	$260
ROU assets recorded upon adoption of ASC 842	$—	$20,344
ROU assets obtained in acquisitions (Note 2)	$2,735	$—

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020 (in thousands):

2020 (remaining 3 months)	$1,214
2021	4,334
2022	3,413
2023	2,684
2024	2,140
2025	1,990
Thereafter	4,403
Total undiscounted cash flows	$20,178
Less: present value discount	(1,410)
Total lease liabilities	$18,768

As of September 30, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended September 30, 2020 and 2019 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2020	$(1,628)	$(2,228)	$534	(9,122)	$(12,444)
Unrealized loss on cash flow hedges	—	(133)	33	—	(100)
Amounts reclassified from AOCI	—	224	(54)	—	170
Foreign currency translation gain	—	—	—	3,433	3,433
At September 30, 2020	$(1,628)	$(2,137)	$513	$(5,689)	$(8,941)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2019	$(1,006)	$(341)	$77	$(8,285)	$(9,555)
Unrealized loss on cash flow hedges	—	(108)	20	—	(88)
Amounts reclassified from AOCI	—	(27)	10	—	(17)
Foreign currency translation loss	—	—	—	(2,369)	(2,369)
At September 30, 2019	$(1,006)	$(476)	$107	$(10,654)	$(12,029)

AOCI for the nine months ended September 30, 2020 and 2019 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2019	$(1,628)	$(363)	$86	$(8,626)	$(10,531)
Unrealized loss on cash flow hedges	—	(2,184)	524	—	(1,660)
Amounts reclassified from AOCI	—	410	(97)	—	313
Foreign currency translation gain	—	—	—	2,937	2,937
At September 30, 2020	$(1,628)	$(2,137)	$513	$(5,689)	$(8,941)

				Foreign Currency
	Defined Benefit		Tax effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2018	$(1,006)	$566	$(132)	$(7,946)	$(8,518)
Unrealized loss on cash flow hedges	—	(914)	201	—	(713)
Amounts reclassified from AOCI	—	(128)	38	—	(90)
Foreign currency translation loss	—	—	—	(2,708)	(2,708)
At September 30, 2019	$(1,006)	$(476)	$107	$(10,654)	$(12,029)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the condensed consolidated statements of income and comprehensive income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in each quarter of 2020 and 2019. Total dividends declared were $874 and $863 in the nine months ended September 30, 2020 and 2019, respectively.

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	9,514	9,414	9,487	9,390
Dilutive effect of equity awards	65	50	52	45
Diluted weighted average shares outstanding	9,579	9,464	9,539	9,435

For the three and nine months ended September 30, 2020 and 2019, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

18.    SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of controlled motion products for end user and OEM applications. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services in which the entity holds material assets and reports revenue.

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues derived from foreign subsidiaries	$38,468	$31,894	$113,834	$96,461

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe.

Identifiable foreign assets were $127,369 and $95,777 as of September 30, 2020 and December 31, 2019, respectively.

Sales to customers outside of the United States by all subsidiaries were $41,411 and $39,534 during the quarters ended September 30, 2020 and 2019, respectively, and $128,170 and $122,020 for the nine months ended September 30, 2020 and 2019, respectively.

For third quarter 2020 and 2019, one customer accounted for 20% and 17% of revenues, respectively, and for the nine months ended September 30, 2020 and 2019 for 15% and 16% of revenues, respectively. As of September 30, 2020 and December 31, 2019 this customer represented 23% and 17% of trade receivables, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast its growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward- looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Environment

The ongoing outbreak of the novel strain of Coronavirus (“COVID-19”) has resulted, and will continue to result, in significant disruptions to the U.S. and global economies and has and will adversely affect our business, including our supply chain and operations. We also have experienced, and expect to continue to experience, reductions in customer demand in several of our served markets. During the year to date, the impact of the social distancing measures, the reduced operational status of our suppliers and reductions in production at certain facilities has continued to impact our operations. We expect general business uncertainty will continue to negatively impact demand in several of our served markets in the fourth quarter and beyond. During 2020, the impact of COVID-19 on our operations was most pronounced in areas that serve our Vehicle, Industrial and Aerospace & Defense markets. However, during the third quarter specifically, we have experienced a recovery in our Vehicle market as order activity has resumed.

In response to the worldwide outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring work from home for those employees that do not need to be physically present on the manufacturing floor or in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. We have implemented these measures on a worldwide basis and are continuing to monitor and act in accordance with government authorities requirements or recommendations. We will continue to act in the best interests of our employees, customers, partners, suppliers and communities.

We have responded to the outbreak with a recognition that our Company provides essential and important products, including those that our customers rely on to address this crisis. We manufacture and deliver critical motion control components, including electronic drives, motors and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including the COVID-19. We are also a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

Global demand and capacity to produce ventilators increased significantly in the second and third quarters and we are a reliable supplier of the critical motion control components it requires. The Company has rapidly deployed resources to increase production capacity to meet the surge in demand in the second and third quarters for certain types of medical products related to combatting the COVID-19 virus. We also continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational during the outbreak while implementing the enhanced safety procedures. Our facility in China was shut down for a small portion of the first quarter but since then has continued to be fully operational. Our facility in Reynosa, Mexico experienced brief shutdowns in the second quarter that did not continue into the third quarter. These facilities are currently fully operational.

We have taken actions since the beginning of the pandemic to strengthen our liquidity and financial condition. In February 2020, we renewed and increased our revolving credit facility (“Amended Revolving Facility”) to $225 million through February 2025 (refer to Note 10, Debt Obligations from our condensed consolidated financial statements). Through this amendment we lowered our cost of debt, and secured more favorable covenants. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. During the second and third quarters, we were able to paydown debt while maintaining a robust cash balance to cover our short-term needs. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash while supporting growth plans, we are continuing to align variable costs with demand, maintaining key engineering capabilities, temporarily freezing hiring activity and wages and tightly controlling discretionary spending. The Company continues to closely monitor events and conditions resulting from COVID-19 and the resulting impact on all forms of incentive compensation, and will consider adjustments, as and if appropriate in the fourth quarter.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the virus, the potential for additional waves, its impact on our customers and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

Operating Results

Quarter ended September 30, 2020 compared to quarter ended September 30, 2019

	For the quarter ended		2020 vs. 2019
	September 30,		Variance
(Dollars in thousands, except per share data)	2020	2019	$	%
Revenues	$94,653	$96,633	$(1,980)	(2)%
Cost of goods sold	66,513	66,603	(90)	(0)%
Gross profit	28,140	30,030	(1,890)	(6)%
Gross margin percentage	29.7%	31.1%
Operating costs and expenses:
Selling	3,734	4,144	(410)	(10)%
General and administrative	10,008	9,932	76	1%
Engineering and development	6,434	5,705	729	13%
Business development	8	8	—	—%
Amortization of intangible assets	1,499	1,429	70	5%
Total operating costs and expenses	21,683	21,218	465	2%
Operating income	6,457	8,812	(2,355)	(27)%
Interest expense	844	1,359	(515)	(38)%
Other expense, net	231	140	91	65%
Total other expense	1,075	1,499	(424)	(28)%
Income before income taxes	5,382	7,313	(1,931)	(26)%
Provision for income taxes	(1,369)	(2,695)	1,326	(49)%
Net income	$4,013	$4,618	$(605)	(13)%

Effective tax rate	25.4%	36.9%	(11.5)	(31)%
Diluted earnings per share	$0.42	$0.49	$(0.07)	(14)%
Bookings	$88,958	$90,726	$(1,768)	(2)%
Backlog	$123,700	$125,821	$(2,121)	(2)%

REVENUES: For the quarter, the decrease in revenues reflects the impact of declines in certain markets we serve due to recent market conditions resulting from the disruptions caused by COVID-19. The addition of Dynamic Controls and the strong demand for medical equipment contributed to the strong Medical market revenues during the quarter. These increases were offset by declines primarily in our Industrial and Aerospace & Defense markets.

Sales to U.S. customers were 56% of total sales for the third quarter 2020 compared with 59% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia. The overall decrease in revenue was due to a 3.9% volume decrease partially offset with a 1.9% favorable currency impact. Revenue for the third quarter was down 3.9% when excluding the favorable foreign currency impacts. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The decrease in bookings in the third quarter of 2020 compared to the third quarter of 2019 is largely due to the effect of COVID-19 on the majority of markets we serve with some offset from the addition of Dynamic Controls and increased medical product sales. The decrease in backlog as of September 30, 2020, compared to at September 30, 2019 was also related to these factors.

GROSS PROFIT AND GROSS MARGIN: Gross margin decreased to 29.7% for the third quarter of 2020, compared to 31.1% for the third quarter of 2019. The decrease is due to both reductions in volume and the product mix during the quarter. The products that experienced the highest levels of demand in the quarter carried lower margin profiles than our average product profile.

SELLING EXPENSES: Selling expenses declined in the third quarter of 2020 compared to the same period of 2019. The addition of Dynamic Controls was offset by cost control efforts related to the COVID-19 pandemic, specifically travel restrictions. Selling expenses as a percentage of revenues were 3.9% in the third quarter of 2020 compared to 4.3% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 1% in the third quarter 2020 from the third quarter 2019 due to the incremental expenses from Dynamic Controls and costs associated with ensuring employee safety and making other adjustments for COVID-19, offset by reduced incentive compensation. As a percentage of revenues, general and administrative expenses were 10.6% for the quarter ended September 30, 2020 compared to 10.3% for the same period in 2019.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 13% in the third quarter of 2020 compared to the same quarter last year. Part of the increase relates to the addition of Dynamic Controls, whose focus is electronics and software engineering. The increase is also due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 6.8% and 5.9% for the third quarters of 2020 and 2019, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 5% in the third quarter of 2020 compared to the third quarter of 2019 due to the additional intangible assets acquired in the acquisition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased in the third quarter 2020 as the increase in our outstanding debt balance was offset by lower interest rates compared to the same period in 2019.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 25.4% and 36.9% in the third quarter 2020 and 2019, respectively.  The effective tax rate is impacted by a discrete tax benefit of (2.6)% and tax provision of 5.9% for the third quarters of 2020 and 2019, respectively. These discrete items primarily related to return to GILTI regulation changes in 2020 and the settlement of a foreign tax audit in 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. The Company is evaluating the impact of the CARES Act, however there was not a significant impact on the results of operations during the quarter ended September 30, 2020.

NET INCOME: Net income decreased during the third quarter 2020 compared to the third quarter 2019 reflecting lower revenue resulting from the disruptions caused by COVID-19 and increased operating expenses as a result of the Dynamic Controls acquisition, partially offset by lower interest expense and lower provision for income taxes.

EBITDA AND ADJUSTED EBITDA: EBITDA was $10,281 for the third quarter of 2020 compared to $12,416 for the same quarter last year. Adjusted EBITDA was $11,209 and $13,641 for the third quarters of 2020 and 2019, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	For the nine months ended		2020 vs. 2019
	September 30,		Variance
(Dollars in thousands, except per share data)	2020	2019	$	%
Revenues	$273,696	$283,159	$(9,463)	(3)%
Cost of goods sold	191,054	197,045	(5,991)	(3)%
Gross profit	82,642	86,114	(3,472)	(4)%
Gross margin percentage	30.2%	30.4%
Operating costs and expenses:
Selling	11,819	12,373	(554)	(4)%
General and administrative	28,880	28,451	429	2%
Engineering and development	18,865	17,188	1,677	10%
Business development	432	64	368	575%
Amortization of intangible assets	4,423	4,291	132	3%
Total operating costs and expenses	64,419	62,367	2,052	3%
Operating income	18,223	23,747	(5,524)	(23)%
Interest expense	2,799	3,974	(1,175)	(30)%
Other expense, net	307	121	186	154%
Total other expense, net	3,106	4,095	(989)	(24)%
Income before income taxes	15,117	19,652	(4,535)	(23)%
Provision for income taxes	(4,173)	(6,119)	1,946	(32)%
Net income	$10,944	$13,533	$(2,589)	(19)%

Effective tax rate	27.6%	31.1%	(3.5)	(11)%
Diluted earnings per share	$1.15	$1.43	$(0.28)	(20)%
Bookings	$262,246	$279,788	$(17,542)	(6)%
Backlog	$123,700	$125,821	$(2,121)	(2)%

REVENUES: For year to date 2020, the decrease in revenues reflects the impact of declines in certain of the markets we serve due to recent market conditions. The addition of revenues from Dynamic Controls were more than offset by declines in many of the markets we serve, most notably in our Vehicle, Industrial and Aerospace & Defense markets.

Sales to U.S. customers were 53% of total sales for the nine months ended September 30, 2020 compared with 57% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia. The overall decrease in revenue was due to a 3.0% volume decrease along with a 0.3% unfavorable currency impact. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The decrease in bookings and backlog in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is largely due to reductions in volume resulting from the effect of COVID-19 on the markets we serve.

GROSS PROFIT AND GROSS MARGIN: Gross margin decreased to 30.2% for the nine months ended September 30, 2020 compared to 30.4% for the comparable period of 2019, driven primarily by volume. Cost containment efforts related to COVID-19 and the favorable impact of Dynamic Controls helped to offset the impact of lower revenue.

SELLING EXPENSES: Selling expenses declined 4% during the nine months ended September 30, 2020 compared to the same period of 2019. The addition of expenses from Dynamic Controls was offset by cost control efforts related to the COVID-19 pandemic, specifically for travel expenses. Selling expenses as a percentage of revenues were 4.3% for the nine months ended September 30, 2020 compared to 4.4% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 2% in the nine months ended September 30, 2020 from the comparable period of 2019 due to the incremental expenses from Dynamic Controls partially offset by reduced incentive compensation. As a percentage of revenues, general and administrative expenses were 10.6% for the nine months ended September 30, 2020 compared to 10.0% for the same period in 2019.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 10% for the nine months ended September 30, 2020 compared to the same period last year reflecting the acquisition of Dynamic Controls and a continued focus on our engineering capabilities. As a percentage of revenues, engineering and development expenses were 6.9% and 6.1% for the nine months ended September 30, 2020 and 2019, respectively.

BUSINESS DEVELOPMENT COSTS: The Company incurred $432 of business development costs in the nine months ended September 30, 2020 related to the acquisition of Dynamic Controls, compared to $64 of business development costs during 2019.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 3% during the nine months ended September 30, 2020 compared to the same period of 2019 due to the addition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased in nine months ended September 30, 2020 as the increase in our outstanding debt was offset by lower interest rates compared to the same period in 2019.

INCOME TAXES:  For the nine months ended September 30, 2020 and 2019, the effective income tax rate as a percentage of income before income taxes was 27.6% and 31.1%, respectively. For the nine months ended September 30, 2020 and 2019 the effective tax rate includes a discrete tax benefit of (0.3%) and a provision of 1.5%, respectively, related primarily to the items impacting the third quarter effective tax rates.

The Company is continuing to evaluate the impact of the CARES Act, however there was not a significant impact on the results of operations during the period ended September 30, 2020.

NET INCOME: Net income decreased during the nine months ended September 30, 2020 compared to the same period in 2019 reflecting lower revenue resulting from the COVID-19 impact on volume and the resulting impact to margins along with increased operating expenses resulting from the Dynamic Controls acquisition.

EBITDA AND ADJUSTED EBITDA: EBITDA was $29,598 for the nine months ended September 30, 2020 compared to $34,697 for the nine months ended September 30, 2019. Adjusted EBITDA was $32,670 and $37,519 for the first nine months of 2020 and 2019, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Revenue excluding foreign currency exchange impacts, EBITDA and Adjusted EBITDA are provided for information purposes only and are not measures of financial performance under GAAP.

Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results. In particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for revenue and net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP.

The Company believes that revenue excluding foreign currency exchange impacts is a useful measure in analyzing sales results. The Company excludes the effect of currency translation from revenue for this measure because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The portion of revenue attributable to currency translation is calculated as the difference between the current period revenue and the current period revenue after applying foreign exchange rates from the prior period.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three and nine months ended September 30, 2020 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Revenue as reported	$94,653	$273,696
Currency impact	(1,833)	971
Revenue excluding foreign currency exchange impacts	$92,820	$274,667

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income as reported	$4,013	$4,618	$10,944	$13,533
Interest expense	844	1,359	2,799	3,974
Provision for income tax	1,369	2,695	4,173	6,119
Depreciation and amortization	4,055	3,744	11,682	11,071
EBITDA	10,281	12,416	29,598	34,697
Stock compensation expense	920	833	2,640	2,374
Business development costs	8	8	432	64
Non income-based tax assessment	—	384	—	384
Adjusted EBITDA	$11,209	$13,641	$32,670	$37,519

Liquidity and Capital Resources

On February 12, 2020, we entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) for a $225 million revolving credit facility (the “Amended Revolving Facility”) with HSBC Bank USA and affiliate banks (refer to Note 10, Debt Obligations from our condensed consolidated financial statements). The term of the Amended Credit Agreement was extended to February 2025 from the original term of October 2021.

The Company’s liquidity position as measured by cash and cash equivalents increased by $6,811 to a balance of $20,227 at September 30, 2020 from December 31, 2019.

			2020 vs.
	Nine Months Ended		2019
	September 30,		Variance
	2020	2019	$
Net cash provided by operating activities	$15,020	$17,004	$(1,984)
Net cash used in investing activities	(21,288)	(9,280)	(12,008)
Net cash provided by (used in) financing activities	12,590	(7,513)	20,103
Effect of foreign exchange rates on cash	489	(306)	795
Net increase (decrease) in cash and cash equivalents	$6,811	$(95)	$6,906

During the nine months ended September 30, 2020, the decrease in cash provided by operating activities is primarily due to the decrease in net income in 2020 compared to 2019. In addition, inventories in 2020 increased during the nine months ended September 30, 2020 due to the push out of orders related to the COVID-19 pandemic, building inventory for new product launches and purchasing additional inventory in order to secure supply.

The significant cash used in investing activities in the nine months ended September 30, 2020 reflects the acquisition of Dynamic Controls for $14,728 net of cash acquired. Purchases of property and equipment were $6,560 during the nine months ended September 30, 2020 compared to $9,280 during the nine months ended September 30, 2019 reflecting cost containment efforts during the COVID-19 pandemic. Capital expenditures are expected to be between $9,000 and $11,000 for 2020, slightly lower than amounts previously disclosed.

The increase in cash provided by financing activities reflects the Amended Revolving Facility borrowing for the acquisition of Dynamic Controls for approximately $26,000 in the first quarter of 2020. Subsequent to the acquisition, we have made payments of $12,299 on the Amended Revolving Facility. During 2019, the Company utilized revolver borrowings to fund working capital to support the growth seen from fourth quarter 2018 along with the payment of normal year-end accruals during the first quarter of 2019. At September 30, 2020, we had $124,999 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at September 30, 2020.

As of September 30, 2020, the unused Amended Revolving Facility was $100,001. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings for the China Facility balance during the nine months ended September 30, 2020 or the full year 2019.

The Company declared dividends of $0.03 per share during each quarter of 2020 and 2019.

Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on our future results, we believe our diverse market channel strategy and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility leaves us well-positioned to manage our business through the crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada, Mexico, the United Kingdom and New Zealand which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar, Mexican pesos, British Pound Sterling and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,900 on our third quarter 2020 sales and $11,400 on our sales for the nine months ended September 30, 2020. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the quarter ended September 30, 2020 increased sales in comparison to quarter ended September 30, 2019 by $1,833. On a year to date basis, we estimate that foreign currency exchange rate fluctuations decreased sales $971 in 2020 compared to 2019.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustment was a gain of $3,433 and a loss of $2,369 for the third quarter of 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the translation adjustment was a gain of $2,937 and a loss of $2,708, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in other expense, net amounted to a loss of $283 and a gain of $214 for the third quarter of 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, net foreign currency transaction gains and losses included in other expense, net were a loss of $493 and a gain of $156, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9,300 on our foreign net assets as of September 30, 2020.

Interest Rates

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate plus a margin of 1.00% to 1.75% (1.50% at September 30, 2020) or the Prime Rate plus a margin of 0% to 0.75% (0.5% at September 30, 2020), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated trailing twelve-month EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of September 30, 2020, we had $124,999 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 10, Debt Obligations of the Notes to condensed consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $64,999 of unhedged floating rate debt outstanding at September 30, 2020 would have approximately a $160 impact on our interest expense for the third quarter of 2020 and $490 on our interest expense for the nine months ended September 30, 2020.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In response to the COVID-19 pandemic, many of our team members began working from home during the first quarter of 2020 and continued into the third quarter. During the third quarter, team members in certain locations began returning to the office under our social distancing protocols. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected during this period. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Operations-related risks: As a result of the COVID-19 pandemic, we have faced and are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at our customers and suppliers. For example, we have experienced and will continue to experience incremental operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation). The ultimate significance of these disruptions to our business, financial condition, results of operations, and cash flows will depend greatly on how long the disruptions continue. Any continued delay of recovery in our operations, and/or any similar delay with respect to resumption of operations by one or more of our key suppliers, would result in further challenges to our business and may negatively affect our business, financial condition, results of operations, and cash flows.

Customer-related risks: As a result of the COVID-19 pandemic, there have been and could continue to be changes in our customers’ priorities and practices, as our customers in both the United States and globally confront competing budget priorities and more limited resources. To the extent that COVID-19 continues to impact demand for our products and services and impairs the viability of some of our customers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

Other risks: The magnitude and duration of the global COVID-19 pandemic continues to be uncertain. As the pandemic continues to adversely affect portions of our business and our overall operating and financial results, it also is expected to have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, the COVID-19 pandemic may also adversely affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number of Shares	Maximum Number of Shares
	Number of Shares		Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased		per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/20 to 07/31/20	404	(1)	$35.02	—	—
08/01/20 to 08/31/20	68		39.63	—	—
09/01/20 to 09/30/20	—		—	—	—
Total	472		$—	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2020, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 4, 2020	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer