Form 10-K
period 2020-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2021-03-10
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $270,603,764.

Number of shares of the only class of Common Stock outstanding: 9,772,519 as of March 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated into Part III.

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the Coronavirus (“COVID-19”) pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part I of this report. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward- looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. Business.

OVERVIEW

Allied Motion Technologies Inc. (“Allied Motion” or the “Company” or “we” or “our”) is a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial. We are headquartered in Amherst, NY, and have global operations and sell to markets across the United States, Canada, South America, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. Our products include brush and brushless DC (BLDC) motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Allied Motion was established in 1962 under the laws of Colorado and operates in the United States, Canada, Mexico, Europe and Asia-Pacific. We are headquartered in Amherst, New York and the mailing address of our corporate headquarters is 495 Commerce Drive, Suite 3, Amherst, New York 14228. The telephone number at this location is (716) 242-8634. Our website is www.alliedmotion.com. We trade under the ticker symbol “AMOT” on the NASDAQ exchange.

The Company maintains a website at www.alliedmotion.com. We make available, free of charge on or through our website our annual reports on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

We have a Code of Ethics for our chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs. We also have a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on our website. We intend to disclose on our website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allied Motion Technologies Inc., 495 Commerce Drive, Suite 3, Amherst, NY 14228 2313, Attention: Secretary.

IMPACT OF COVID-19

The ongoing global COVID-19 pandemic has resulted, and may continue to result, in significant disruptions to the United States (“U.S.”) and global economies and has, and may continue to, adversely affect our business, including our supply chain and operations. We have also experienced, and expect to continue to experience, temporary reductions in customer demand in some of our served markets. During 2020, the impact of social distancing measures, the reduced operational status of our suppliers and reductions in production at certain facilities adversely impacted our operations. We expect general business uncertainty will continue to negatively impact demand in several of our served markets into 2021. During 2020, the impact of COVID-19 on our operations was most pronounced in areas that serve our Vehicle, Industrial and Aerospace & Defense markets. However, during the last half of 2020, we experienced a solid recovery in our Vehicle market as order activity rebounded.

In response to the worldwide outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners, suppliers, and communities. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, requiring work from home for those employees that do not need to be physically present on the manufacturing floor or in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. We implemented these measures on a worldwide basis and are continuing to monitor and act in accordance with government authorities’

requirements and recommendations. We will continue to act in the best interests of our employees, customers, partners, suppliers and communities.

We responded to the outbreak with a recognition that our Company provides essential and important products, including those that our customers rely on to address this crisis. We manufacture and deliver critical controlled motion components, including electronic drives, motors and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including those caused as the result of COVID-19 pandemic. We are a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

Global demand and capacity to produce ventilators increased significantly in 2020 and we continue to be a reliable supplier of the critical controlled motion components it requires. The Company has rapidly deployed resources to increase production capacity to meet the surge in demand for certain types of medical products related to combatting the COVID-19 virus. We also continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational during the outbreak while implementing enhanced safety procedures. Our facility in China was shut down for a small portion of the first quarter of 2020 but since then has continued to be fully operational. Our facility in Reynosa, Mexico experienced a brief shutdown in the second quarter of 2020 that did not continue into the remainder of the year. These facilities are currently fully operational.

We have taken actions since the beginning of the COVID-19 pandemic to strengthen our liquidity and financial condition. In February 2020, we renewed and increased our revolving credit facility (“Amended Revolving Facility”) to $225 million through February 2025 (refer to Note 7, Debt Obligations from our consolidated financial statements). Through this amendment we lowered our cost of debt and secured more favorable covenants. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. During 2020, we paid down nearly $17 million of debt while maintaining a robust cash balance to cover our short-term needs. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash while supporting growth plans, we continue to align variable costs with demand, maintain key engineering capabilities, restrict hiring activity and wage increases and tightly control discretionary spending. The Company continues to closely monitor events and conditions resulting from the COVID-19 pandemic and the related impact on all forms of incentive compensation.

The extent of the future impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments on a global scale, including the duration, spread and intensity of the pandemic and the successful distribution and acceptance of vaccines for COVID-19, all of which are uncertain and difficult to predict. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

ACQUISITION

Dynamic Controls Group: On March 7, 2020, we acquired Dynamic Controls Group (“Dynamic Controls”), a wholly owned subsidiary of Invacare Corporation, a market-leading designer and manufacturer of equipment for the medical mobility and rehabilitation markets. Dynamic Controls provides the Company with market leading electronic control solutions and products that further strengthen our medical market position, as well as enable us to further develop higher level solutions with embedded electronics across our other major served markets. The acquisition of Dynamic Controls allows us to build out our ability to leverage controlled motion system solutions in a wide range of markets.

MARKETS AND APPLICATIONS

One of the Company’s growth initiatives includes product line platform development to meet the emerging needs of its selected target markets.  The platform development emphasizes a combination of technologies to create increased value solutions for customers.  The emphasis on new opportunities has allowed the Company to evolve from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple of the Company’s technologies in a system solution approach.  The Company believes this approach will allow it to provide increased value to its customers and improved margins for the Company.  Our strong financial condition, along with Allied Systematic Tools (“AST”) continuous improvement initiatives in quality, delivery, and cost provide a positive outlook for the continued long-term growth and profitability of the Company.

The Company’s growth strategy is focused on becoming the recognized controlled motion solution leader in its selected target markets by further developing its products and services platform to utilize multiple Allied Motion technologies to create increased value solutions for its customers.  Our strategy further defines Allied Motion as being a “technology/know-how” driven company and to be successful, the Company continues to invest in its areas of excellence.

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

Medical: surgical robots, prosthetics, electric powered surgical hand pieces, programmable pumps to meter and administer infusions associated with chemotherapy, pain control and antibiotics, nuclear imaging systems, radiology equipment, automated pharmacy dispensing equipment, kidney dialysis equipment, respiratory ventilators, heart pumps, and patient handling equipment (e.g., wheel chairs, scooters, stair lifts, patient lifts, transport tables and hospital beds). The Company’s sales generated from its March 2020 acquisition of Dynamic Controls are included within this market.

Aerospace & Defense: inertial guided missiles, mid-range smart munitions systems, weapons systems on armed personnel carriers, unmanned vehicles, security and access control, camera systems, door access control, airport screening and scanning devices.

Industrial: products are used in factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, the handling, inspection, and testing of components and final products such as PCs, high definition printers, tunable lasers and spectrum analyzers for the fiber optic industry, test and processing equipment for the semiconductor manufacturing industry, power quality products to filter distortion caused by variable frequency drives and other power electronic equipment.

OTHER FACTORS IMPACTING OUR OPERATIONS

Sales and Marketing

We design and develop our products within our Technology Centers and can manufacture these products in various facilities located in the United States, Canada, Mexico, Europe and Asia-Pacific. We also operate Allied Motion Solution Centers that evaluate and focus all Allied Motion products to create integrated controlled motion solutions for our customers. We sell our products and solutions globally to a broad spectrum of customers through our own direct sales force and authorized manufacturers’ representatives and distributors. Our customers include end users and original equipment manufacturers (“OEMs”).

Allied Motion Sales Organization:

The Company’s sales organization continues to evolve with the goal of becoming the best sales and service force in its industry. Through the One Team approach for providing controlled motion solutions and components that best address customers’ needs, the Company has broadened the knowledge and skills of its direct sales force, while creating sales and service support in its Solution Centers. This enables the entire sales organization to be capable of selling all products designed, developed and produced by Allied Motion globally. The Company’s primary channels to market include the direct sales force and external authorized Sales Representatives, Agents and Distributors that provide field coverage in Asia-Pacific, Europe, Canada, Israel and the Americas. While the majority of the Company’s sales are directly to OEMs, it is working to expand its market reach through Distribution channels.

Allied Motion Solution Centers:

Allied Motion has Solution Centers in China, Europe and North America that enable the design and sale of individual component products as well as integrated controlled motion systems that utilize multiple Allied Motion products and technology. In addition to providing sales and applications support, the solution center function may include final assembly, integration and tests as required to support customers within their geographic region.

Sales Backlog:

Backlog as of December 31, 2020 was $141,344 compared with $124,950 as of December 31, 2019. The time to convert the majority of backlog to sales is approximately three to six months. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales. We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame. There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Major Customer

Sales to one customer were 15% and 16% of total sales in 2020 and 2019, respectively. We believe the diversification of the target markets we serve reduces our exposure to negative developments with any single customer.

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

Availability of Parts and Raw Materials

We purchase critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials both internally and with our customers. We cannot quickly establish additional or replacement suppliers for these materials in some cases because of these rigid requirements. For these critical raw materials, we maintain minimum safety stock levels and partner with suppliers through contract to help ensure the continuity of supply. As a result of the COVID-19 pandemic, we have faced and are facing increased operational challenges from workplace disruptions and restrictions on the movement of raw materials and goods, both at our own facilities and at our customers and suppliers, leading to increases in prices and freight costs. As we seek to secure supply during these uncertain times, we have increased the levels of certain inventories to put us in the position to meet the needs of our customers.

Patents, Trademarks, Licenses, Franchises and Concessions

We hold a number of patents and trademarks for components manufactured by our various subsidiaries, and we have several patents pending on new products recently developed, which are considered to be of significance.

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production. We consider the component parts of our different product lines to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs under normal conditions. As discussed herein, as a result of the COVID-19 pandemic, we have experienced increased costs and have purposely increased certain inventories to deal with global supply chain issues.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used. Our engineering and development expenditures for the years ended December 31, 2020 and 2019 were $25,487 and $23,086, respectively, or 7.0% of sales in 2020, and 6.2% of sales in 2019. The increase was a result of the Dynamic Controls acquisition. We believe E&D is critical to our success and expect to continue to invest at these levels in the future. Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

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

International Operations

Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located primarily in Europe and Asia-Pacific. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted. The information required by this item is set forth in Note 13, Segment Information, of the notes to consolidated financial statements contained in Item 8 of this report.

Human Capital

Employment

At December 31, 2020, we employed approximately 1,770 full-time employees worldwide. Of those, approximately 48% are located in North America, 40% are located in Europe and the remainder are located in Asia-Pacific.

Employee Health and Safety

The Company complies in all respects with the national and local laws of the jurisdictions in which we operate regarding workers safety and health. The Company strives to continuously improve employee safety and health through consistent measurement and reporting on progress and leading indicators. It has programs that emphasize that each employee in the organization is responsible for safety in the workplace. The Company provides a comprehensive safety program that focuses on a zero-incident mindset by providing ongoing training opportunities and review of safety activities and initiative. This clearly visible effort encourages employee engagement and active management and leadership involvement.

Human Capital Management

The Company believes that its workforce is one of the Company’s greatest assets, and it has a proactive human capital management and talent development program. The Compensation Committee recognizes human capital as a key driver of long-term value and is responsible for oversight of the Company’s human capital management and talent development programs.

●	Attraction: The Company competes within each world-wide market for a finite number of skilled and talented workers. The Company leverages our broad resources and reputation to deliver an outstanding career experience to its candidates and our employees.
●	Engagement: The Company strives to provide engaging and meaningful career opportunities for its employees, so they can thrive and be satisfied in our technology and innovation-based culture.
●	Development: The Company strengthens its employees’ skills and experiences through diverse career development and learning opportunities, both internal and external. This emphasizes the Company’s key attribute as a compelling place to work and grow at all levels.
●	Retention: The Company supports a workplace that provides an environment of trust, personal and professional development and work-life balance is vital to its successful retention of engaged, top-notch talent.

Diversity and Inclusion

The Company is committed to apply fair labor practices while respecting the national and local laws of the countries and communities where we have operations. The Company is committed to providing equal opportunity in all aspects of employment. The Company does not engage in or tolerate unlawful conduct, including discrimination, intimidation, or harassment. The Company strives to establish relationships with key organizations and associations that foster diversity and inclusion initiatives in the communities where it is located. The Company is committed to identifying a talented and innovative workforce by building a diverse and inclusive pipeline of talent. The Compensation Committee is responsible for the oversight of the Company’s diversity and inclusion initiatives.

Ethical Business Practices

The Company is dedicated to conducting its business with integrity and responsibility. The Company promotes honest and ethical conduct, and the Board has adopted a Code of Ethics and Business Conduct which applies to all employees, directors, and officers. The Company does not tolerate human rights abuses, human trafficking and or slavery, the use of child labor and will not engage or be complicit in any activity that solicits or encourages human rights abuse.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

Our financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.

The COVID-19 pandemic has subjected our business, operations, financial performance, cash flows and financial condition to a number of risks, including, but not limited to those discussed below.

Operations-related risks: As a result of the COVID-19 pandemic, we have faced and are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at our customers and suppliers. For example, we have experienced and will continue to experience incremental operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to necessary components and supplies, and access to fundamental support services (such as shipping and transportation). The ultimate significance of these disruptions to our business, financial condition, results of operations, and cash flows will depend greatly on how long the disruptions continue. A continued delay of full recovery in our operations, and/or any similar delay with respect to resumption of operations by one or more of our key suppliers, would result in further challenges to our business and may negatively affect our business, financial condition, results of operations, and cash flows.

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

Other risks: The magnitude and duration of the global COVID-19 pandemic continues to be uncertain. As the pandemic continues to adversely affect portions of our business and our overall operating and financial results, it may also adversely affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results. The extent of the pandemic’s effect on our business will depend on future developments, including the duration, spread and intensity of the pandemic and the successful distribution and acceptance of vaccines for COVID-19, all of which are uncertain and difficult to predict.

OPERATIONAL RISKS

Our global sales and operations are subject to a variety of economic, market and financial risks and costs that could affect our profitability and operating results.

We do business around the world and are continuing our strategy of global expansion. Our international sales are primarily to customers in Europe, Canada and Asia-Pacific. In addition, our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; imposition of trade or foreign exchange restrictions, including in the U.S.; trade protection measures such as the imposition of or increase in tariffs and other trade barriers, including in the U.S.; unexpected changes in regulatory requirements, including in the U.S., prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in or necessary to conduct business. We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store, and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems is evolving and adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers.

The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect IT systems and data will increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, litigation and regulatory actions.

We are also subject to an increasing number of evolving data privacy and security laws and regulations. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The European Union (“EU”) and United Kingdom’s General Data Protection Regulations and the EU’s pending ePrivacy Regulation could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable laws.

The Audit Committee of the Board of Directors is responsible for information security oversight and is comprised entirely of independent directors. Additionally, three members of the Company’s Board of Directors have relevant information security and cybersecurity experience. As part of their oversight, senior leadership meets with the Audit Committee at least annually to discuss information security and cybersecurity matters. Over the last three years, nominal costs were incurred related to information security breaches, including penalties and settlements. Over the last three years, the Company has experienced one known security breach, which occurred in June 2018. On an annual basis, the Company is audited by an external security services provider to the National Institute of Standards and Technology (NIST) SP 800-171 standards and enhances its security framework based upon the results of those audits. For new associates, and on an annual basis, the Company requires associates to take security awareness training and has an on-going phishing recognition training and testing programs.

We rely on suppliers to provide equipment, components and services, which creates certain risks and uncertainties that may adversely affect our business.

Our business requires that we buy equipment, components and services from third parties. Our reliance on suppliers involves certain risks, including poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our products; changes in the cost of these purchases due to inflation, exchange rates, tariffs, or other factors; shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery.

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

Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled engineering and technical employees. There is currently aggressive competition for employees who have experience in technology and engineering. We may not be able to continue to attract and retain engineers or other qualified technical personnel necessary for the development and growth of our business or to replace personnel who may leave our employ in the future. The failure to retain and recruit key engineering and technical personnel could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

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

We have experienced capacity constraints and longer lead times for certain products in times of growing demand and have also experienced idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

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

Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products

STRATEGIC RISKS

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

We continue to invest in initiatives to support future growth, such as the creation of a more effective corporate structure, implementation of our enterprise resource planning system, launch of a new integrated website, implementation of a structured approach to identify target markets, and the expansion of our AST (continuous improvement initiatives in quality, delivery, and cost). The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition. Our globalization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities. Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions and challenges to protect our intellectual property.

FINANCIAL RISKS

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

In addition, certain of our variable rate debt uses London Interbank Offer Rate ("LIBOR") as a benchmark for establishing the interest rate, a portion of which is hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of recent proposals for reform, and is currently scheduled to be discontinued on June 30, 2023. While all of our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate when LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transition. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Unforeseen exposure to additional income tax liabilities may negatively affect our operating results.

Our distribution of taxable income is subject to domestic tax and, as a result of our significant manufacturing and sales presence in foreign countries, foreign tax. Our effective tax rate may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in reinvested foreign earnings, alterations to tax rates, regulations or interpretations and outcomes of any audits performed on previous tax returns.

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

LEGAL AND REGULATORY RISKS

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2020, the Company occupies facilities as follows:

		Approximate
		Square	Owned
Description / Use	Location	Footage	Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office	Christchurch, New Zealand	27,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facility	Germantown, Wisconsin	66,000	Leased
Office and manufacturing facilities	Kelheim, Germany	154,000	Leased
Office	Kidderminster, Great Britain	6,200	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office	Oakville, Ontario, Canada	3,500	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	53,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Stockholm, Sweden	25,000	Leased
Office and manufacturing facility	Suzhou, China	41,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	33,000	Leased
Office and manufacturing facility	Twinsburg, Ohio	57,600	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 10, 2021 was 221.

Dividends

During 2020 and 2019, we declared regular quarterly cash dividends on our common stock. We paid $0.03 per quarter in 2020 and 2019. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the S&P Electrical Components and Equipment Index for a $100 investment made on December 31, 2015, including reinvestment of any dividends.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Allied Motion Technologies	$100.00	$82.18	$127.75	$172.98	$188.35	$199.14
NASDAQ (U.S.)	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P Electrical Components & Equipment	$100.00	$120.70	$153.66	$131.90	$182.71	$220.60

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
10/01/20 to 10/31/20	194	$41.28	—	—
11/01/20 to 11/30/20	—	—	—	—
12/01/20 to 12/31/20	4,343	48.54	—	—
Total	4,537	$48.23	—	—

(1)   As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At December 31, 2020, the Company did not have an authorized stock repurchase plan in place.

Item 6. Selected Financial Data.

Dollars in thousands, except share data	2020 (1)	2019	2018 (2)	2017	2016 (3)
Results from Operations
Revenues	$366,694	$371,084	$310,611	$252,012	$245,893
Net income	13,643	17,022	15,925	8,036	9,078
Diluted earnings per share	$1.43	$1.80	$1.70	$0.87	$1.00
Dividends declared per share	$0.12	$0.12	$0.115	$0.10	$0.10

Year-End Financial Position
Cash and cash equivalents	$23,131	$13,416	$8,673	$15,590	$15,483
Working capital	89,684	69,002	66,304	53,358	50,987
Total assets (4)	349,197	305,828	285,301	187,922	179,919
Short-term debt	—	—	—	461	936
Long-term debt	120,079	109,765	122,516	52,694	70,483
Shareholders’ equity	143,056	119,194	101,813	87,347	72,286
Shareholders’ equity per common
share outstanding	$14.67	$12.42	$10.74	$9.27	$7.71

Supplemental Financial Data
Capital expenditures	$9,371	$14,882	$14,333	$6,201	$5,188
Depreciation expense	10,057	9,139	7,921	7,055	6,545
Engineering and development	25,487	23,086	19,913	17,542	16,170
Interest expense	3,716	5,134	2,701	2,474	6,449
Intangible amortization	5,928	5,718	3,655	3,219	3,204
Backlog (5)	141,344	124,950	131,997	100,708	78,602

Ratios
Net return on sales	3.7%	4.6%	5.1%	3.2%	3.7%
Return on shareholders’ equity	10.4%	15.4%	16.8%	10.1%	13.3%
Current ratio	2.7	2.5	2.5	2.8	3.1
Net debt to capitalization (6)	40%	45%	53%	30%	44%
(1)	Includes the effect of the Dynamic Controls acquisition in the first quarter of 2020.
(2)	Includes the effect of the Maval OE Steering and TCI acquisitions in the first and fourth quarters of 2018, respectively.
(3)	Includes the effect of the Heidrive acquisition in the first quarter of 2016.
(4)	Beginning in fiscal 2019, the Company recorded a $20,717 right-of-use lease asset in adopting ASU No. 2016-02, Leases (Topic 842).
(5)	Backlog is defined as confirmed orders for which the customer has provided a release and delivery date.
(6)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

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

Financial Overview

Highlights for our fiscal year ended December 31, 2020, include:

●	Revenue was $366,694 for 2020 compared with $371,084 in 2019. Our Medical market experienced strong growth of more than 61%, which included the contribution from Dynamic Controls, however all other market verticals experienced reduced demand as a result of the global economic impact of the COVID-19 pandemic. Sales to U.S. customers were 53% of total sales for 2020 and 57% of total sales for 2019, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific.
●	Gross profit was $108,575 for 2020, a 4% decrease from $112,584 in 2019. As a percentage of revenue, gross margin decreased 70 basis points to 29.6% as productivity and cost containment efforts helped to mostly offset the impact of lower revenue and higher tariffs, freight and duties.
●	Operating income was $22,994, or 6% of revenue, for 2020 compared with $29,443, or 8% of revenue, for 2019.
●	Net income was $13,643, or $1.43 per diluted share, compared with $17,022, or $1.80 per diluted share, for 2019.
●	Bookings were $370,712 for 2020 compared with $366,103 for 2019, an increase of 1%. Backlog as of December 31, 2020 was $141,344, an increase of 13% from $124,950 at year end 2019.
●	Debt of $120,079, net of cash of $23,131, increased by $599 to $96,948 at December 31, 2020 from debt of $109,765, net of cash of $13,416 of $96,349 at December 31, 2019.
●	We declared and paid a dividend of $0.03 per share for each quarter of 2020 and 2019 pursuant to our quarterly dividend program. Dividends to shareholders for 2020 and 2019 were $0.12 per diluted share. The dividend payout ratio was 8% and 7% for 2020 and 2019, respectively when compared with the diluted earnings per share of $1.43 and $1.80, respectively.

The Company’s 2020 sales were 1% lower than in the prior year. Our market position in the Medical market, combined with the acquisition of Dynamic Controls, nearly offset reductions in our other served markets, many of which were negatively impacted by the COVID-19 pandemic.

Net income was 19.9% lower in 2020 compared to 2019, and earnings per diluted share decreased by 20.6%. These decreases reflect the impact of declines in the markets we serve and the supply chains we utilize due to market conditions impacted by the COVID-19 pandemic, along with incremental expenses from Dynamic Controls.

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

Outlook for 2021

During 2020, we were able to navigate a difficult environment related to the COVID-19 pandemic, while advancing our strategic priorities and delivering solid results. Our fourth quarter 2020 performance was supported by record orders driven by favorable trends within our Medical markets, and exceptional engagement and focus on executing a significant recovery in our Vehicle market. This demand, combined with supply chain constraints, resulted in some inefficiencies and unintended costs as our teams worked hard to support and meet customer demand and schedules. We also felt the impact of tariffs given the expiration of certain exemptions during the fourth quarter. Ultimately, we believe we can mitigate these costs over time, though their impact is expected to continue over the coming quarters of 2021.

While the economic outlook for 2021 remains uncertain, we believe we are in a strong operational, financial and reputational position. Our record level of backlog, diversified end market penetration and demonstrated agility position us well to perform across varied market trends and give us confidence that we can drive further efficiency, profitable growth and enhanced free cash flow while delivering long-term value for our shareholders.

In 2021, we will continue to focus on leveraging our resources to expand our business in our served markets. In addition, we will continue to execute the ongoing critical issues as defined by our strategy, developed in 2017 and regularly updated since then.

The critical issues from that strategy include:

1)	Execute acquisition strategy to consolidate a fragmented market.
2)	Pursue target (niche) markets where we can gain a leadership market position.
3)	Develop leading edge products to meet the emerging needs of our target markets.
4)	Utilize lean tools to enhance company performance.
5)	Execute our long-term strategy and set aggressive growth and profitability goals to measure our success.

Allied Motion is an applied technology/know-how motion company, and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “create controlled motion solutions that change the game” and to meet the emerging needs of our customers in our served market segments. We anticipate that our investment in these key resources will continue to drive our growth now and in the future. We expect to continue the shift from being a component supplier to a more complete solutions provider, along with the application of AST, to drive cost reduction.

Our global production footprint provides us with the opportunity to be a value added supplier for global companies who require support around the world. We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

In addition to our strategy described above, time and resources will be spent to further understand the ESG ecosystem and developments impacting stakeholder expectations. While the Company has a number of initiatives focused on individual components of ESG, we will begin to integrate ESG with our broader strategy and Enterprise Risk Management (ERM). The strategy will include looking to further enhance the Company’s ability to meet ongoing and emerging challenges, including the impacts of the COVID-19 pandemic.

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

At December 31, 2020 and 2019, the accrual for future warranty obligations was $1,571 and $1,075, respectively. The Company’s expense (income) for warranty obligations was $34 in 2020, $210 in 2019, and ($13) in 2018, respectively. The length of the warranty period for the Company’s products is generally three months to two years and varies significantly based on the product sold. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances are higher than the Company’s historical experience, additional accruals may be required.

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

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-down or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2020, we have $62,978 of inventory recorded on our consolidated balance sheet, representing approximately 18% of total assets. A 1% write-down of our inventory would decrease our 2020 net income by approximately $458, or $0.05 per diluted share.

Valuation of Goodwill and Other Long-Lived Assets

We make assumptions in establishing the carrying value, fair value and, if applicable, the estimated lives of our goodwill, intangible and other long-lived assets. Goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could indicate that the asset is impaired. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.

Evaluation of goodwill for impairment

We test the reporting unit’s goodwill for impairment as of October 31st of each fiscal year and between annual tests if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying value. In conducting this annual impairment testing, we may first perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its net book value. If the net book value of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed a qualitative assessment of our single reporting unit as of October 31, 2020. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of our reporting unit. The assessment indicated that it was more likely than not that the fair value of our reporting unit exceeded its respective carrying value, and as such, a quantitative assessment was not required.

We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. As of December 31, 2020, we have $61,860 of goodwill recorded on our consolidated balance sheet, representing approximately 18% of total assets. A 1% write-down of our goodwill would decrease our 2020 net income approximately $450, or $0.05 per diluted share.

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

Stock-based Compensation

Compensation expense for time-based restricted stock units is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The recognition of compensation expense associated with performance-based restricted stock units requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units.

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

Operating Results

The following discussion is a comparison between fiscal year 2020 and fiscal year 2019 results. For a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 11, 2020.

Year 2020 compared to 2019

	For the year ended		2020 vs. 2019
	December 31,		Variance
(Dollars in thousands, except per share data)	2020	2019	$	%
Revenues	$366,694	$371,084	$(4,390)	(1)%
Cost of goods sold	258,119	258,500	(381)	(0)%
Gross profit	108,575	112,584	(4,009)	(4)%
Gross margin percentage	29.6%	30.3%
Operating costs and expenses:
Selling	15,392	16,536	(1,144)	(7)%
General and administrative	38,301	37,688	613	2%
Engineering and development	25,487	23,086	2,401	10%
Business development	473	113	360	319%
Amortization of intangible assets	5,928	5,718	210	4%
Total operating costs and expenses	85,581	83,141	2,440	3%
Operating income	22,994	29,443	(6,449)	(22)%
Interest expense	3,716	5,134	(1,418)	(28)%
Other expense, net	502	468	34	7%
Total other expense	4,218	5,602	(1,384)	(25)%
Income before income taxes	18,776	23,841	(5,065)	(21)%
Provision for income taxes	(5,133)	(6,819)	1,686	(25)%
Net income	$13,643	$17,022	$(3,379)	(20)%

Effective tax rate	27.3%	28.6%	(1.3)	(5)%
Diluted earnings per share	$1.43	$1.80	$(0.37)	(21)%
Bookings	$370,712	$366,103	$4,609	1%
Backlog	$141,344	$124,950	$16,394	13%

REVENUES: During 2020, the decrease in revenues reflects growth in the Medical market, including the contribution from Dynamic Controls, offset by declines in all other markets we serve due to reduced demand as a result of the global economic impact of the COVID-19 pandemic. Our sales for 2020 were comprised of 53% to US customers and 47% to customers primarily in Europe, Canada and Asia. The overall decrease in revenue was due to a 1.7% volume decrease partially offset with a 0.5% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The increase in orders in 2020 compared to 2019 is due to a 0.8% increase in volume and a 0.5% favorable currency impact. The order volume increases are primarily due to increases in the Medical market, offset by reduced demand in all other markets. The increase in backlog is largely attributable to the Medical market. Included in the current backlog is approximately $8 million of the previously announced $325 million of Vehicle market awards. The Company has begun shipments for the first of four, seven-year awards, and all four awards are expected to concurrently be at full rate production in 2024.

GROSS PROFIT AND GROSS MARGIN: The 4% decrease in gross profit was largely driven by reduced volume in our served markets and additional fixed costs associated with Dynamic Controls. The 70 basis point decline in gross margin was due to the impact of lower revenue and higher tariffs, freight, and duties related primarily to the COVID-19 pandemic, offset partially by cost containment efforts also related to the COVID-19 pandemic.

SELLING EXPENSES: Selling expenses declined 7% during 2020 compared to last year. The addition of expenses from Dynamic Controls was offset by cost control efforts related to the COVID-19 pandemic, specifically travel restrictions. Selling expenses as a percentage of revenues were 4% for both 2020 and 2019.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 2% during 2020 compared to 2019 due to the incremental expenses from Dynamic Controls and costs associated with ensuring employee safety and making other adjustments for the COVID-19 pandemic, partially offset by reduced incentive compensation and travel costs. As a percentage of revenues, general and administrative expenses were 10% for both 2020 and 2019.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 10% in 2020 compared to 2019. The increase is partially due to the addition of Dynamic Controls, whose focus is electronics and software engineering, and partially due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses increased to 7% for 2020 from 6% for 2019.

BUSINESS DEVELOPMENT COSTS: The Company incurred $473 of business development costs during 2020 related to the acquisition of Dynamic Controls. The Company incurred $113 of business development costs during 2019.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased 4% in 2020 compared to 2019, from $5,718 to $5,928 due to the addition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased by 28% in 2020 compared to 2019 as the increase in our outstanding debt was offset by lower interest rates.

INCOME TAXES: The effective income tax rate as a percentage of income before income taxes was 27.3% and 28.6% for the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2019, the effective tax rate included a discrete tax provision of 1.8% related to settlement of a tax audit in a foreign jurisdiction. The effective rate before discrete items varies from the statutory rate primarily due to differences in state taxes, the impact of international tax provisions in the US, the difference in US and foreign tax rates and the mix of foreign and domestic income, section 162(m) compensation limits, and the benefit from the R&D tax credit. Refer to Note 9, Income Taxes, of the notes to consolidated financial statements for a reconciliation of statutory rates to tax provision rates.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during 2020 compared to the same period in 2019 reflecting lower revenue resulting from the COVID-19 pandemic’s impact on volume and the resulting impact to margins along with increased operating expenses resulting from the Dynamic Controls acquisition.

Adjusted net income for the years ended December 31, 2020, and 2019 was $14,315 and $17,999, respectively. Adjusted diluted earnings per share for 2020 and 2019 were $1.50 and $1.90, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. Adjusted net income for 2020 excludes $1,035 ($752 net of tax) and for 2019 excludes $111 ($79 net of tax) of foreign currency losses. Adjusted net income for 2020 excludes a non-income based tax assessment gain of $424. Adjusted net income for 2019 excludes the non-income based tax assessment of $384 and the income tax charge of $433 related to a tax assessment in a foreign jurisdiction. Adjusted net income for 2020 excludes $473 ($344 net of tax) and for 2019 excludes $113 ($81 net of tax) of business development costs. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $38,477 for 2020 compared to $43,832 for 2019. Adjusted EBITDA was $43,111 and $47,643 for 2020 and 2019, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock compensation expense, foreign currency gain/loss as well as certain income or expenses which are not indicative of the ongoing performance of the Company. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP.

The Company’s calculation of revenues excluding foreign currency exchange impacts for 2020 and 2019 is as follows (in thousands):

	For the year ended December 31,
	2020	2019
Revenue as reported	$366,694	$371,084
Currency impact (favorable) unfavorable	(1,811)	7,845
Revenue excluding foreign currency exchange impacts	$364,883	$378,929

The Company’s calculation of EBITDA and Adjusted EBITDA for 2020 and 2019 is as follows:

	Year ended
	December 31,
	2020	2019
Net income as reported	$13,643	$17,022
Interest expense	3,716	5,134
Provision for income tax	5,133	6,819
Depreciation and amortization	15,985	14,857
EBITDA	38,477	43,832
Stock compensation expense	3,550	3,203
Business development costs	473	113
Foreign currency loss	1,035	111
Non income-based tax (refund) assessment	(424)	384
Adjusted EBITDA	$43,111	$47,643

Allied Motion’s management uses Adjusted net income and Adjusted diluted earnings per share to assess the Company’s consolidated financial and operating performance. Adjusted net income and Adjusted diluted earnings per share are provided for informational purposes only and are not a measure of financial performance under GAAP. These measures help management make decisions that are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. Adjusted net income provides management with a measure of financial performance of the Company based on operational factors as it removes the impact of certain non-routine items from the Company’s operating results. Adjusted diluted earnings per share provides management with an indication of how Adjusted net income would be reflected on a per share basis for comparison to the GAAP diluted earnings per share measure. Adjusted net income is a key metric used by senior management and the Company’s board of directors to review the consolidated financial performance of the business. This measure adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted charges and income items.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2020 and 2019 is as follows:

	For the year ended
	December 31,
		Per diluted		Per diluted
	2020	share	2019	share
Net income as reported	$13,643	1.43	$17,022	$1.80
Non-GAAP adjustments, net of tax
Non-income based tax assessment	(424)	(0.04)	384	0.04
Income tax provision charge	—	—	433	0.05
Foreign currency loss - net	752	0.08	79	0.01
Business development costs - net	344	0.04	81	0.01
Non-GAAP adjusted net income	$14,315	$1.50	$17,999	$1.90

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $9,715 to a balance of $23,131 at December 31, 2020 from 2019.

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$
Net cash provided by operating activities	$24,838	$34,530	$(9,692)
Net cash used in investing activities	(24,099)	(14,882)	(9,217)
Net cash provided by (used in) financing activities	7,489	(14,777)	22,266
Effect of foreign exchange rates on cash	1,487	(128)	1,615
Net increase in cash and cash equivalents	$9,715	$4,743	$4,972

Of the $23,131 cash and cash equivalents on hand at December 31, 2020, $21,371 was located at our foreign entities and may be subject to withholding tax if repatriated back to the U.S.

During 2020, the decrease in cash provided by operating activities as compared to 2019 was equally impacted by net income, accrued liabilities, and inventories. Moreover, inventories in 2020 increased due to the push out of orders related to the COVID-19 pandemic, building inventory for new product launches and purchasing additional inventory in order to secure supply. Accrued expenses in 2020 decreased based on timing of income tax payments and reduced amounts of incentive compensation.

The significant cash used in investing activities in 2020 reflects the acquisition of Dynamic Controls for $14,728 net of cash acquired. Purchases of property and equipment were $9,371 in 2020 compared to $14,882 during 2019 reflecting cash preservation efforts during the COVID-19 pandemic.

The increase in cash provided by financing activities reflects the Amended Revolving Facility borrowing for the acquisition of Dynamic Controls for approximately $26,000 in the first quarter of 2020. Subsequent to the acquisition, we have made payments of $16,897 on the Amended Revolving Facility. During 2019, the Company utilized revolver borrowings to fund working capital needed to support growth, and for the payment of normal year-end accruals. At December 31, 2020, we had $120,656 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at December 31, 2020.

As of December 31, 2020, the unused Amended Revolving Facility was $104,344. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings for the China Facility balance during 2020 or 2019.

The Company declared dividends of $0.03 per share during each quarter of 2020 and 2019. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement (refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for definition and terms).

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our diverse market channel strategy and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility leaves us well-positioned to manage our business through the crisis as it continues to unfold. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2020 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business. At December 31, 2020, our long-term contractual obligations were limited to debt and leases.

	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1 - 3 Years	3 - 5 Years	Years
Operating leases	$20,975	$5,043	$6,948	$4,378	$4,606
Debt Obligations (1)	120,656	—	—	120,656	—
Interest on Debt (2)	12,243	3,281	5,743	3,219	—
Total	$153,874	$8,324	$12,691	$128,253	$4,606

(1)   Amounts represent our debt obligations as of December 31, 2020.

(2)  Amounts represent the estimated interest payments based on the balances as of December 31, 2020 and applicable interest rates under the Amended Revolving Facility.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $15,200 on our 2020 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations increased sales in 2020 compared to 2019 by approximately $1,800.

We translate all assets and liabilities of foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive income. The translation adjustment was a gain of $8,410 for 2020 and a loss of $680 for 2019. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10,000 and $7,000 on our foreign net assets as of December 31, 2020 and 2019, respectively.

To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss recorded in other expense, net in the consolidated statement of income and comprehensive income. Net foreign currency transaction gains and losses included in total other expense, net amounted to losses of $1,035 and $111 in 2020 and 2019, respectively. In the first quarter of 2021, the Company began a hedging program to help mitigate these foreign currency transaction gains and losses. Accordingly, we expect these gains and losses to be lower in the future.

Interest Rates

Interest rates on our Amended Credit Agreement are based on the LIBOR plus a margin of 1.00% to 1.75% (1.625% at December 31, 2020) or the Prime Rate plus a margin of 0% to 0.75% (0.625% at December 31, 2020), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, we entered into three interest rate swaps with a combined notional amount of $40,000 that matures in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of December 31, 2020, we had $120,656 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $60,656 of unhedged floating rate debt outstanding at December 31, 2020 would have an impact of approximately $607 on our interest expense for 2020. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $70,085 of unhedged floating rate debt outstanding at December 31, 2019 would have had an impact of approximately $701 on our interest expense for 2019.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

In fiscal 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, using the option to not restate comparative periods and apply the standard as of the date of initial application.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventories are measured on a first-in, first-out basis at the lower of cost or net realizable value. The valuation of inventory requires the Company to estimate obsolete or excess inventory, as well as inventory that is not of saleable quality. The Company’s estimate of the appropriate amount of obsolete or excess inventory, as well as inventory that is not of saleable quality, uses certain inputs and involves judgment. Such inputs include data associated with historic trends, the demand forecast for inventory on-hand which includes customer purchase order data, and item-specific estimates about the timing or level of demand for a specific part. Inventories at December 31, 2020 totaled $63 million.

We identified the estimate of obsolete or excess inventory, as well as inventory that is not of saleable quality, as a critical audit matter because of the significant amount of judgment required by management when evaluating demand forecasts and assumptions for item-specific estimates about the timing or level of demand for a specific part. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the demand forecast for inventory on-hand and item-specific estimates about the timing or level of demand for a specific part.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of obsolete or excess inventory, as well as inventory that is not of saleable quality, included the following, among others:

●	We tested the effectiveness of controls over management’s review of the periodic calculation of the valuation for obsolete or excess inventory, or inventory that is not of saleable quality.
●	We tested management’s process for determining the valuation of inventory, including:
o	We evaluated the appropriateness of specified inputs supporting management’s estimate, including the historic inventory trends and the demand forecasts.
o	We tested the demand forecasts by obtaining documentation to support customer orders, historical and future sales used in the Company’s analysis.
o	We evaluated the appropriateness of management’s methodology and assumptions used in developing the estimate, including item-specific estimates about the timing or level of demand for a specific part.
o	We evaluated management’s ability to accurately estimate obsolete, excess, or inventory that is not of saleable quality by comparing actual results to management’s historical estimates.
o	We evaluated inventory write-offs subsequent to December 31, 2020, for indications that the estimate for obsolete, excess, or inventory that is not of saleable quality may be understated.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 10, 2021

We have served as the Company’s auditor since 2018.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$23,131	$13,416
Trade receivables, net of provision for credit losses of $382 and allowance for doubtful accounts of $405 at December 31, 2020 and December 31, 2019, respectively	47,377	44,429
Inventories	62,978	53,385
Prepaid expenses and other assets	8,728	4,413
Total current assets	142,214	115,643
Property, plant and equipment, net	55,428	53,008
Deferred income taxes	330	490
Intangible assets, net	65,859	62,497
Goodwill	61,860	52,935
Right of use assets	19,023	16,420
Other long-term assets	4,483	4,835
Total Assets	$349,197	$305,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,668	$23,640
Accrued liabilities	24,862	23,001
Total current liabilities	52,530	46,641
Long-term debt	120,079	109,765
Deferred income taxes	4,659	3,399
Pension and post-retirement obligations	5,340	5,139
Right of use liabilities	14,975	13,715
Other long-term liabilities	8,558	7,975
Total liabilities	206,141	186,634
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 9,754 and 9,599 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	41,278	37,136
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	105,065	92,589
Accumulated other comprehensive loss	(3,287)	(10,531)
Total stockholders’ equity	143,056	119,194
Total Liabilities and Stockholders’ Equity	$349,197	$305,828

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenues	$366,694	$371,084	$310,611
Cost of goods sold	258,119	258,500	219,208
Gross profit	108,575	112,584	91,403
Operating costs and expenses:
Selling	15,392	16,536	11,807
General and administrative	38,301	37,688	32,037
Engineering and development	25,487	23,086	19,913
Business development	473	113	762
Amortization of intangible assets	5,928	5,718	3,655
Total operating costs and expenses	85,581	83,141	68,174
Operating income	22,994	29,443	23,229
Other expense, net:
Interest expense	3,716	5,134	2,701
Other expense (income), net	502	468	(153)
Total other expense, net	4,218	5,602	2,548
Income before income taxes	18,776	23,841	20,681
Provision for income taxes	(5,133)	(6,819)	(4,756)
Net income	$13,643	$17,022	$15,925
Basic earnings per share:
Earnings per share	$1.44	$1.81	$1.72
Basic weighted average common shares	9,495	9,398	9,265
Diluted earnings per share:
Earnings per share	$1.43	$1.80	$1.70
Diluted weighted average common shares	9,555	9,461	9,370
Net income	$13,643	$17,022	$15,925
Foreign currency translation adjustment	8,410	(680)	(3,109)
Change in accumulated income (loss) on derivatives	(1,161)	(711)	238
Pension adjustments	(5)	(622)	(61)
Comprehensive income	$20,887	$15,009	$12,993

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Unamortized		Foreign Currency	Accumulated		Total
			Cost of Equity	Retained	Translation	income (loss) on	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Earnings	Adjustments	derivatives	Adjustments	Equity
Balances, December 31, 2017	9,427	$34,473	$(3,422)	$61,882	$(4,837)	$196	$(945)	$87,347
Stock transactions under employee benefit stock plans	26	852						852
Issuance of restricted stock, net of forfeitures	92	3,033	(1,859)					1,174
Stock compensation expense			2,115					2,115
Shares withheld for payment of employee payroll taxes	(60)	(1,579)						(1,579)
Comprehensive (loss) income					(3,109)	370	(63)	(2,802)
Tax effect						(132)	2	(130)
Net income				15,925				15,925
Dividends to stockholders - $0.115 per share				(1,089)				(1,089)
Balances, December 31, 2018	9,485	36,779	(3,166)	76,718	(7,946)	434	(1,006)	101,813
Stock transactions under employee benefit stock plans	27	1,089						1,089
Issuance of restricted stock, net of forfeitures	107	4,520	(4,191)					329
Stock compensation expense			2,851					2,851
Shares withheld for payment of employee payroll taxes	(20)	(746)						(746)
Comprehensive loss					(680)	(929)	(808)	(2,417)
Tax effect						218	186	404
Net income				17,022				17,022
Dividends to stockholders - $0.12 per share				(1,151)				(1,151)
Balances, December 31, 2019	9,599	41,642	(4,506)	92,589	(8,626)	(277)	(1,628)	119,194
Stock transactions under employee benefit stock plans	32	1,252						1,252
Issuance of restricted stock, net of forfeitures	154	5,223	(4,851)					372
Stock compensation expense			3,550					3,550
Shares withheld for payment of employee payroll taxes	(31)	(1,032)						(1,032)
Comprehensive income (loss)					8,410	(1,526)	(5)	6,879
Tax effect						365		365
Net income				13,643				13,643
Dividends to stockholders - $0.12 per share				(1,167)				(1,167)
Balances, December 31, 2020	9,754	$47,085	$(5,807)	$105,065	$(216)	$(1,438)	$(1,633)	$143,056

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$13,643	$17,022	$15,925
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,985	14,857	11,576
Deferred income taxes	(519)	(112)	(76)
Loss on sale of assets	97	247	19
Provision for doubtful accounts	91	(5)	192
Provision for excess and obsolete inventory	1,106	408	682
Provision for warranty	34	210	(13)
Debt issue cost amortization recorded in interest expense	144	174	148
Restricted stock compensation	3,550	3,203	2,643
Other	(521)	21	57
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	2,711	(1,456)	(4,110)
Inventories	(4,686)	70	(17,327)
Prepaid expenses and other assets	(2,264)	(517)	(835)
Accounts payable	(1,874)	(1,809)	6,533
Accrued liabilities	(2,659)	2,217	2,038
Net cash provided by operating activities	24,838	34,530	17,452

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(14,728)	—	(77,413)
Purchase of property and equipment	(9,371)	(14,882)	(14,333)
Net cash used in investing activities	(24,099)	(14,882)	(91,746)

Cash Flows From Financing Activities:
Repayments on lines of credit	—	—	(454)
Principal payments of long-term debt	(16,897)	(22,500)	(13,278)
Proceeds from issuance of long-term debt	26,979	9,639	83,163
Payment of debt issuance costs	(401)	—	(72)
Sale of restricted stock	—	—	1,076
Dividends paid to stockholders	(1,160)	(1,170)	(1,079)
Tax withholdings related to net share settlements of restricted stock	(1,032)	(746)	(1,579)
Net cash provided by (used in) financing activities	7,489	(14,777)	67,777
Effect of foreign exchange rate changes on cash	1,487	(128)	(400)
Net increase (decrease) in cash and cash equivalents	9,715	4,743	(6,917)
Cash and cash equivalents at beginning of period	13,416	8,673	15,590
Cash and cash equivalents at end of period	$23,131	$13,416	$8,673

Supplemental disclosure of cash flow information:
Interest paid	$3,586	$5,342	$2,272
Income taxes paid	$8,563	$2,051	$7,014
Property, plant and equipment purchases in accounts payable or accrued expenses	$596	$378	$599

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is engaged in the business of designing, manufacturing and selling precision and specialty controlled motion components and systems, which include integrated system solutions as well as individual controlled motion products, to a broad spectrum of customers throughout the world primarily for the vehicle, medical, aerospace and defense, and industrial markets.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future. Activity in the provision for credit losses for 2020 and 2019 was as follows (in thousands):

	December 31, 2020	December 31, 2019
Beginning balance	$405	$530
Additional reserves	91	(5)
Write-offs	(123)	(132)
Effect of foreign currency translation	9	12
Ending balance	$382	$405

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31, 2020	December 31, 2019
Parts and raw materials	$44,750	$35,849
Work-in-process	6,186	6,951
Finished goods	12,042	10,585
	$62,978	$53,385

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

		December 31,	December 31,
	Useful lives	2020	2019
Land		$999	$977
Building and improvements	5 - 39 years	14,169	13,366
Machinery, equipment, tools and dies	3 - 15 years	79,738	58,358
Construction work in progress		6,821	15,536
Furniture, fixtures and other	3 - 10 years	16,313	15,797
		118,040	104,034
Less accumulated depreciation		(62,612)	(51,026)
Property, plant and equipment, net		$55,428	$53,008

Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets. Amortization of building improvements is provided using the straight-line method over the life of the lease term or the life of the asset, whichever is shorter. Maintenance and repair costs are charged to operations as incurred. Major additions and improvements are capitalized. The cost and related accumulated depreciation of retired or sold property are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

Depreciation expense was $10,057, $9,139 and $7,921 in 2020, 2019 and 2018, respectively.

Intangible Assets

Intangible assets, other than goodwill, are recorded at cost and are amortized over their estimated useful lives using an accelerated or straight-line method which approximates the pattern of expected cash flows over the remaining useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, on an annual basis and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets. The Company did not record any impairment charges for the years ended December 31, 2020, 2019 and 2018.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.

Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. The Company has defined one reporting unit that is the same as its operating segment. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill.

At October 31, 2020, we performed our annual goodwill impairment test and determined, after performing a qualitative test of the reporting unit, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed. The Company did not record any impairment charges for the years ended December 31, 2020, 2019 or 2018.

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

Changes in the Company’s reserve for product warranty claims during 2020, 2019 and 2018 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2020	2019	2018
Warranty reserve at beginning of the year	$1,075	$971	$922
Warranty reserves acquired	465	—	117
Provision	34	210	(13)
Warranty expenditures	(97)	(101)	(34)
Effect of foreign currency translation	94	(5)	(21)
Warranty reserve at end of year	$1,571	$1,075	$971

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Compensation and fringe benefits	$11,184	$12,967
Warranty reserve	1,571	1,075
Income taxes payable	1,459	2,231
Right of use liabilities	4,666	3,203
Other accrued expenses	5,982	3,525
	$24,862	$23,001

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

Engineering and Development Costs

The Company is engaged in a variety of engineering and design activities as well as basic research and development activities directed to the substantial improvement or new application of the Company’s existing technologies. Engineering and design as well as research and development costs are expensed as incurred.

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

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Basic weighted average shares outstanding	9,495	9,398	9,265
Dilutive effect of equity awards	60	63	105
Diluted weighted average shares outstanding	9,555	9,461	9,370

For 2020, 2019 and 2018, the anti-dilutive common shares excluded from the calculation of diluted income per share were immaterial.

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,347	$—	$—
Deferred compensation plan assets	5,386	—	—
Interest rate swaps	—	(1,889)	—

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,099	$—	$—
Deferred compensation plan assets	4,690	—	—
Interest rate swaps	—	(363)	—

Derivative Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") No. 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

It is the Company's policy to include interest and penalties related to income tax liabilities in income tax expense on the consolidated statements of income and comprehensive Income. In addition, the Company records uncertain tax positions in accordance with ASC 740, Income Taxes, ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. There were no uncertain tax benefits for the years ended December 31, 2020, 2019 and 2018 and no amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2020, 2019, and 2018.

Pension and Postretirement Welfare Plans

The Company records the service cost component of net benefit costs in Cost of goods sold, Selling, and General and administrative expenses. The interest cost component of net benefit costs is recorded in Interest expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets is recorded in Other expense, net.

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently adopted accounting pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 applying the modified retrospective approach and the adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard on January 1, 2020 on a prospective basis and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019. The Company has not historically had any transfers between Level 1 and Level 2 or assets or liabilities measured at fair value under Level 3. The Company adopted this ASU on January 1, 2020 on a prospective basis and the adoption did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides relief for impacted areas as it relates to impending reference rate reform and contains optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other areas or transactions, subject to meeting certain criteria, that are impacted by reference rate reform. This ASU is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company adopted this ASU effective January 1, 2020 on a prospective basis, and the Company has elected the expedients related to the probability of hedged interest payments, regardless of any expected future modification in terms related to reference rate reform, as well as the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Should the Company elect further optional expedients as it relates to reference rate reform, disclosure of those elections will be done in the fiscal period in which the elections are made. The adoption did not have a material impact on its consolidated financial statements.

2. ACQUISITIONS

Dynamic Controls

On March 7, 2020, the Company acquired 100% of the issued and outstanding share capital of the Dynamic Controls Group (“Dynamic Controls”), a wholly owned subsidiary of Invacare Corporation, a market-leading designer and manufacturer of equipment for the medical mobility and rehabilitation markets. The purchase price was funded using borrowings under the Amended Revolving Facility (Note 7). The purchase price was subject to adjustments based on a determination of closing net working capital.

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

The Company incurred $473 of transaction costs related to the acquisition of Dynamic Controls in 2020, which are included in business development expenses on the consolidated statements of income and comprehensive income. The Company accounted for the acquisition pursuant to FASB ASC 805, Business Combinations.

The allocation of the purchase price paid for Dynamic Controls is based on estimated fair values of the assets acquired and liabilities assumed of Dynamic Controls as of March 7, 2020 and is as follows (in thousands):

Cash and cash equivalents	$11,437
Accounts receivable	4,129
Inventory	3,329
Other assets, net	769
Property, plant and equipment	1,185
Right of use assets	2,735
Intangible assets	7,800
Goodwill	6,629
Current liabilities	(7,354)
Lease liabilities	(2,739)
Net deferred income tax liabilities	(1,755)
Net purchase price	$26,165

During the second quarter of 2020, measurement period adjustments primarily related to deferred income taxes and the true-up of closing net working capital were recognized, which resulted in a reduction of goodwill by $268. During the third quarter of 2020, measurement period adjustments related primarily to tax liabilities were recognized, which resulted in an increase of goodwill by $77. The allocation of the purchase price was finalized during the fourth quarter of 2020.

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

The operating results of this acquisition are included in our consolidated financial statements beginning on the date of the acquisition. Included within the consolidated statement of income and comprehensive income for the year ended December 31, 2020, revenues and earnings related to Dynamic Controls were $24,124 and $945, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following unaudited pro forma financial information presents the combined results of operations if the Dynamic Controls acquisition had occurred as of January 1, 2019 (in thousands):

	For the year ended
	December 31,
	2020	2019
Revenues	$371,856	$401,345
Net income	$14,255	$17,779
Earnings per share - basic	$1.50	$1.89
Earnings per share - diluted	$1.49	$1.88

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

Nature of Goods and Services

The Company sells component and integrated controlled motion solutions to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors. The Company’s products include brushed and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products. The Company’s target markets include Vehicle, Medical, Aerospace & Defense and Industrial.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of December 31, 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in Note 13, Segment Information, the Company’s business consists of one reportable segment. The revenues by geography in the table below are revenues derived from the Company’s foreign subsidiaries as provided in Note 13. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 13. The Company’s disaggregated revenues are as follows (in thousands):

	Year ended December 31,
Target Market	2020	2019
Vehicle	$110,365	$126,811
Industrial	114,143	124,196
Medical	83,191	51,586
Aerospace & Defense	39,711	47,748
Other	19,284	20,743
Total	$366,694	$371,084

	Year ended December 31,
Geography	2020	2019
United States	$214,203	$244,347
Europe	126,985	124,914
Asia-Pacific	25,506	1,823
Total	$366,694	$371,084

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

The opening and closing balances of the Company’s contract liability are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Contract liabilities in accrued liabilities	$898	$454
Contract liabilities in other long-term liabilities	262	-
	$1,160	$454

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

4. GOODWILL

The change in the carrying amount of goodwill for 2020 and 2019 is as follows (in thousands):

	2020	2019
Beginning balance	$52,935	$52,639
Goodwill acquired (Note 2)	6,629	614
Effect of foreign currency translation	2,296	(318)
Ending balance	$61,860	$52,935

The purchase price allocation was finalized for the Dynamic Controls acquisition during the fourth quarter of 2020.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5. INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2020			December 31, 2019
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	amortization	Value	Amount	amortization	Value
Customer lists	8 - 17 years	$69,833	$(23,636)	$46,197	$64,314	$(19,311)	$45,003
Trade name	10 - 19 years	14,055	(5,061)	8,994	12,222	(4,114)	8,108
Design and technologies	10 - 15 years	15,531	(4,874)	10,657	12,927	(3,554)	9,373
Patents	17 years	24	(13)	11	24	(11)	13
Total		$99,443	$(33,584)	$65,859	$89,487	$(26,990)	$62,497

Intangible assets resulting from the acquisition of Dynamic Controls were approximately $7,800 (Note 2). The intangible assets acquired consist of customer lists, technology, and a trade name.

Total amortization expense for intangible assets for the years 2020, 2019 and 2018 was $5,928, $5,718 and $3,655, respectively.

Estimated amortization expense for intangible assets is as follows (in thousands):

Estimated
Amortization Expense
2021	$6,059
2022	6,110
2023	6,127
2024	5,798
2025	5,780
Thereafter	35,985
Total estimated amortization expense	$65,859

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2020, the Company had 753,187 shares of common stock available for grant under stock incentive plans.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

			Awards with
	Unvested	Weighted average	performance
	restricted stock	grant date fair	vesting
For the year ended December 31,	awards	value	requirements
2020	160,437	$33.51	100,403
2019	109,530	$41.95	76,877
2018	64,656	$35.89	30,603

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

The following is a summary of restricted stock activity during years 2020, 2019 and 2018:

Number of
shares
Balance, December 31, 2017	221,968
Awarded	64,656
Forfeited	(18,867)
Vested	(112,015)
Balance, December 31, 2018	155,742
Awarded	109,530
Forfeited	(3,166)
Vested	(75,404)
Balance, December 31, 2019	186,702
Awarded	160,437
Forfeited	(2,446)
Vested	(106,465)
Balance, December 31, 2020	238,228

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of performance based restricted stock activity during years 2020, 2019 and 2018:

Total performance
grants
Outstanding, December 31, 2017	37,782
Awarded	30,603
Performance criteria met	(66,525)
Forfeited	(1,860)
Outstanding, December 31, 2018	—
Awarded	76,877
Performance criteria met	(50,852)
Forfeited	(549)
Outstanding, December 31, 2019	25,476
Awarded	100,403
Performance criteria met	(64,384)
Forfeited	(2,155)
Outstanding, December 31, 2020	59,340

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the March 2021, and February 2020 and 2019 meetings.

Share-Based Compensation Expense

Restricted Stock

During 2020, 2019 and 2018 compensation expense net of forfeitures of $3,550, $3,203 and $2,643 was recorded, respectively. As of December 31, 2020, there was $4,100 of total unrecognized compensation expense related to restricted stock awards, of which approximately $2,236 is expected to be recognized in 2021.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of i) the Board established percentage of pretax income before the contribution (5% in 2020, 2019 and 2018) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP. Company contributions to the Plan accrued for 2020, 2019 and 2018, were $988, $1,189 and $1,090, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2020, 2019 and 2018 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $1,774, $1,362 and $1,182 in 2020, 2019 and 2018, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Dividends

For each of the years ended December 31, 2020 and 2019 a total of $0.12 per share on all outstanding shares was declared and paid, respectively. For the year ended December 31, 2018 a total of $0.115 per share on all outstanding shares was declared and paid. Total dividends paid for the years ended December 31, 2020, 2019 and 2018 were $1,160, $1,170 and $1,079, respectively. Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

7. DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Long-term Debt
Revolving Credit Facility, long-term (1)	$120,656	$110,085
Unamortized debt issuance costs	(577)	(320)
Long-term debt	$120,079	$109,765
(1)	The effective rate of the Revolving Credit Facility is 2.5% at December 31, 2020 including the impact of the Company's interest rate swaps.

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

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At December 31, 2020, the applicable margin for LIBOR Rate borrowings was 1.625% and the applicable margin for Prime Rate borrowings was 0.625%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.20% at December 31, 2020) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. The Company was in compliance with all covenants at December 31, 2020.

As of December 31, 2020, the unused Amended Revolving Facility was $104,344. The amount available to borrow may be reduced based upon our debt and EBITDA levels, which impacts our covenant calculations.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Other

The China Credit Facility provides credit of $1,467 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during 2020 or 2019.

Deferred Financing Fees

Deferred financing costs net of accumulated amortization were $577 as of December 31, 2020. These costs will be amortized over the term of the Amended Credit Facility.

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

The Company estimates that an additional $904 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020, and 2019 (in thousands):

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,
hedging instruments	Location	2020	2019
Interest rate products	Other long-term liabilities	$1,889	$363

The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Amount of pre-tax loss recognized in OCI
	on derivatives
Derivatives in cash flow hedging relationships	Year ended December 31,
	2020	2019
Interest rate products	$(2,163)	$(816)

Location of (loss) gain reclassified	Amount of pre-tax (loss) gain reclassified from accumulated OCI into income
from accumulated OCI into income	Year ended December 31,
	2020	2019	2018
Interest expense	$(637)	$113	$6

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		Total amounts of income and expense line items presented
		that reflect the effects of cash flow hedges recorded
		Year ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2020	2019	2018
Interest rate products	Interest Expense	$3,716	$5,134	$2,701

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands).

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,889	$—	$1,889	$—	$—	$1,889

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2019	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$363	$—	$363	$—	$—	$363

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Domestic	$8,478	$17,188	$10,894
Foreign	10,298	6,653	9,787
Income before income taxes	$18,776	$23,841	$20,681

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Components of the total provision for income taxes are as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Current provision
Domestic	$2,167	$4,313	$1,663
Foreign	3,485	2,618	3,169
Total current provision	5,652	6,931	4,832
Deferred provision
Domestic	288	199	675
Foreign	(807)	(311)	(751)
Total deferred provision	(519)	(112)	(76)
Provision for income taxes	$5,133	$6,819	$4,756

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Tax provision, computed at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal impact	4.2%	4.5%	3.0%
Change in valuation allowance	0.0%	0.3%	2.8%
Effect of foreign tax rate differences	4.3%	1.5%	3.4%
Permanent items, other	(0.2)%	1.4%	0.8%
Section 162(m) compensation	2.2%	1.1%	0.1%
R&D Credit	(3.6)%	(2.5)%	(0.8)%
Restricted stock awards	0.6%	(0.1)%	(2.3)%
Effect of Tax Cuts and Jobs Act	(1.3)%	(0.4)%	(5.1)%
Subpart F income	1.3%	0.0%	0.0%
Tax examinations	0.0%	1.8%	0.0%
Other	(1.2)%	0.0%	0.1%
Provision for income taxes	27.3%	28.6%	23.0%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Noncurrent deferred tax assets:
Employee benefit plans	$2,500	$2,440
Net operating loss and tax credit carryforwards	2,217	1,675
Accrued expenses and reserves	969	795
Other	697	428
Total noncurrent deferred tax assets	6,383	5,338
Valuation allowance	(1,176)	(1,077)
Net noncurrent deferred tax assets:	$5,207	$4,261

Net noncurrent deferred tax liabilities:
Property and equipment	$3,448	$3,901
Goodwill and intangibles	5,629	2,885
Other	459	384
Total noncurrent deferred tax liabilities	$9,536	$7,170

Net deferred tax asset/(deferred tax liability)	$(4,329)	$(2,909)

Presented as follows:
Noncurrent deferred income tax assets	$330	$490
Noncurrent deferred income tax liabilities	(4,659)	(3,399)
Net deferred tax liability	$(4,329)	$(2,909)

As of December 31, 2020, the Company has the following gross carryforwards available:

		Amount
Jurisdiction	Tax Attribute	(in thousands)	Begin to expire
U.S. State	Net Operating Losses (1)	$4,139	2024
International	Net Operating Losses (1)	$1,519	2025
International	Net Operating Losses - Unlimited Carryforward (1)	$718	No expiration
U.S. Federal	Foreign Tax Credits	$1,003	2027
International	R&D Tax Credits	$574	2025
(1)	Net operating losses (NOL’s) are presented as pre-tax amounts.

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

The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2020.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2017. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for periods prior to 2017. The Company completed an IRS tax audit for tax year 2017 with no adjustments made to taxable income.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States. The Company intends to distribute a portion of these foreign earnings which have been previously taxed in the United States. As of December 31, 2020, foreign withholding taxes of $275 have been provided for unremitted earnings of foreign subsidiaries based on the amounts of anticipated distributions. The Company does not intend to distribute the remaining previously taxed earnings resulting from the one-time transition tax under the Tax Cuts and Jobs Act, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is permanently reinvested, and the determination of any deferred tax liability on this amount is not practicable.

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense on the consolidated statements of income and comprehensive income. In addition, the Company records uncertain tax positions in accordance with ASC 740. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The were no uncertain tax benefits for the years ended December 31, 2020, 2019 and 2018 and no amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2020, 2019, and 2018.

10. LEASES

The Company has operating leases for office space, manufacturing equipment, computer equipment and automobiles. The Company did not have any finance leases in 2020 or 2019. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of the Company's lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

For the years ended December 31, 2020 and 2019, the components of operating lease expense were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Fixed operating lease expense	$4,548	$4,018
Variable operating lease expense	$547	$499
Short-term lease expense	$234	$234

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating leases	$4,601	$4,886
Right of use ("ROU") assets obtained in exchange for operating lease obligations	$3,626	$373
ROU assets recorded upon adoption of ASC 842, Leases	$—	$20,344
ROU assets obtained in acquisitions (Note 2)	$2,735	$—

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents weighted average remaining lease term and discount rates related to the Company’s operating leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	6.83	8.27
Weighted average discount rate	2.25%	2.91%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

2021	$5,043
2022	4,013
2023	2,935
2024	2,282
2025	2,096
Thereafter	4,606
Total undiscounted cash flows	$20,975
Less: present value discount	(1,334)
Total lease liabilities	$19,641

As of December 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

11. COMMITMENTS AND CONTINGENCIES

Severance Benefit Agreements

As of December 31, 2020, the Company has annually renewable severance benefit agreements with key employees which, among other things, provide inducement to the employees to continue to work for the Company during and after any period of a potential change in control of the Company. The agreements provide the employees with specified benefits upon the subsequent severance of employment in the event of change in control of the Company and are effective for 24 months thereafter.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

12. DEFERRED COMPENSATION ARRANGEMENTS

The Company has deferred compensation arrangements with certain key members of management. These arrangements provide the Board and its committees with another mechanism to provide pay for performance based incentive compensation to certain executive participants. It also allows for the participants to make certain deferrals into the plan. The amount of the liability is comprised of liabilities from previous contributions. Amounts accrued relating to previous periods are $5,386 and $4,695 as of December 31, 2020 and 2019, respectively, of which $4,329 and $4,695 are included in other long-term liabilities in the consolidated balance sheets at December 31, 2020 and 2019 and $1,057 is included within accrued liabilities as of December 31, 2020, relating to the amounts to be paid in 2021.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2020	2019	2018
Revenues derived from foreign subsidiaries	$152,491	$126,737	$126,104

Identifiable assets outside of the United States are $133,466 and $95,777 as of December 31, 2020 and 2019, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe, China and New Zealand.

Sales to customers outside of the United States by all subsidiaries were $171,847, $159,365 and $146,835 during 2020, 2019 and 2018, respectively.

For 2020, 2019 and 2018 one customer accounted for 15%, 16% and 19% of revenues, respectively, and as of December 31, 2020 and 2019 for 22% and 17% of trade receivables, respectively.

14. SUBSEQUENT EVENT

On March 10, 2021, the Board of Directors approved a 3-for-2 common stock split to be paid in the form of a stock dividend to holders of record on April 16, 2021. The additional shares are expected to be issued on April 30, 2021. In lieu of fractional shares, shareholders will receive a cash payment based on the closing share price of the common stock on the record date.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for each of the four quarters in years 2020 and 2019 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
Year 2020	Quarter	Quarter	Quarter	Quarter
Revenues	$92,382	$86,661	$94,653	$92,998
Gross profit	28,042	26,460	28,140	25,933
Net income	4,035	2,896	4,013	2,699
Basic earnings per share	0.43	0.30	0.42	0.28
Diluted earnings per share	0.42	0.30	0.42	0.28

	First	Second	Third	Fourth
Year 2019	Quarter	Quarter	Quarter	Quarter
Revenues	$93,896	$92,630	$96,633	$87,925
Gross profit	27,662	28,422	30,030	26,470
Net income	4,470	4,445	4,618	3,489
Basic earnings per share	0.48	0.47	0.49	0.37
Diluted earnings per share	0.48	0.47	0.49	0.37

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In making our assessment of the Company’s internal control over financial reporting as of December 31, 2020, we have excluded the operations of Dynamic Controls. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Dynamic Controls’ operations from March 7, 2020. As of and for the year ended December 31, 2020, Dynamic Controls constituted 13% of net assets, 8% of total assets, 7% of revenues, and 7% of net income of the consolidated financial statement amounts.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

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

Changes in Internal Control Over Financial Reporting

In response to the COVID-19 pandemic, many of our team members began working from home during the first quarter of 2020 and continuing, in certain locations, into the fourth quarter. Team members have returned to the office more regularly in the third and fourth quarters under our social distancing protocols that are based on local regulatory restrictions. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected during 2020. We are continually monitoring and assessing the impact on our operating and internal control environment resulting from the COVID-19 pandemic to assure the operating effectiveness of our internal controls.

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 10, 2021, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dynamic Controls Group, which was acquired on March 7, 2020, and whose financial statements constitute 13% and 8% of net and total assets, respectively, 7% revenues, and 7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Dynamic Controls Group.

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
March 10, 2021

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2020:

Number of securities
remaining available for
future issuance under equity
Plan category	compensation plans
Equity compensation plans approved by security holders	753,187

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Report:
1.	Consolidated Financial Statements
a)	Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.
b)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
c)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018.
d)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
e)	Notes to Consolidated Financial Statements.
f)	Reports of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules

Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

3.   Exhibits

Exhibit No.	Subject
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Form 8-K filed November 4, 2019.)

4.1	Description of Securities of Allied Motion Technologies Inc. (filed herewith.)

10.1*	2007 Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 19, 2014.)

10.2*	2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 4, 2017.)

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

Exhibit No.	Subject

10.6*

Second Amendment to Employment Agreement for Richard S. Warzala dated and effective as of August 6, 2020 between Allied Motion Technologies Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2020.)

10.7*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

10.8*

Form of Change of Control Agreement. The Company entered into such an agreement with Robert P. Maida, dated and effective as of October 1, 2012 and Michael R. Leach (effective July 7, 2015). (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2012.)

10.9*	Director Compensation Program, Stock Ownership Requirements and Stock-in-Lieu of Cash Retainer Plan (filed herewith).

10.10

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

10.11

First Amendment to First Amended and Restated Credit Agreement dated as of March 6, 2020 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers (filed herewith).

10.12

Second Amendment to First Amended and Restated Credit Agreement dated as of February 1, 2021 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers (filed herewith).

21	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

Exhibit No.	Subject
101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

*    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach
Chief Financial Officer
Date:	March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 10, 2021
Richard S. Warzala

/s/ MICHAEL R. LEACH	Chief Financial Officer	March 10, 2021
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 10, 2021
Richard D. Federico

/s/ LINDA P. DUCH	Director	March 10, 2021
Linda P. Duch

/s/ ROBERT B. ENGEL	Director	March 10, 2021
Robert B. Engel

/s/ GERALD J. LABER	Director	March 10, 2021
Gerald J. Laber

/s/ JAMES J. TANOUS	Director	March 10, 2021
James J. Tanous

/s/ MICHAEL R. WINTER	Director	March 10, 2021
Michael R. Winter