Form 10-Q
period 2021-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2021-05-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

Number of Shares of the only class of Common Stock outstanding: 14,703,934 as of May 5, 2021

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,725	$23,131
Trade receivables, net of provision for credit losses of $509 and $382 at March 31, 2021 and December 31, 2020, respectively	56,252	47,377
Inventories	61,429	62,978
Prepaid expenses and other assets	7,150	8,728
Total current assets	149,556	142,214
Property, plant and equipment, net	54,808	55,428
Deferred income taxes	7,456	330
Intangible assets, net	63,856	65,859
Goodwill	60,902	61,860
Right of use assets	18,881	19,023
Other long-term assets	4,526	4,483
Total Assets	$359,985	$349,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,382	$27,668
Accrued liabilities	23,314	24,862
Total current liabilities	55,696	52,530
Long-term debt	119,882	120,079
Deferred income taxes	4,658	4,659
Pension and post-retirement obligations	5,045	5,340
Right of use liabilities	14,895	14,975
Other long-term liabilities	6,761	8,558
Total liabilities	206,937	206,141
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 14,724 and 14,632 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	42,936	41,278
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	116,698	105,065
Accumulated other comprehensive loss	(6,586)	(3,287)
Total stockholders’ equity	153,048	143,056
Total Liabilities and Stockholders’ Equity	$359,985	$349,197

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Revenues	$101,677	$92,382
Cost of goods sold	71,609	64,340
Gross profit	30,068	28,042
Operating costs and expenses:
Selling	4,218	4,243
General and administrative	10,748	9,162
Engineering and development	6,959	6,234
Business development	19	247
Amortization of intangible assets	1,512	1,441
Total operating costs and expenses	23,456	21,327
Operating income	6,612	6,715
Other expense, net:
Interest expense	861	1,054
Other (income) expense, net	(119)	59
Total other expense, net	742	1,113
Income before income taxes	5,870	5,602
Income tax benefit (provision)	6,057	(1,567)
Net income	$11,927	$4,035
Basic earnings per share:
Earnings per share	$0.83	$0.28
Basic weighted average common shares	14,306	14,180
Diluted earnings per share:
Earnings per share	$0.83	$0.28
Diluted weighted average common shares	14,438	14,274
Net income	$11,927	$4,035
Other comprehensive income:
Foreign currency translation adjustment	(4,007)	(2,428)
Gain (loss) on derivatives	708	(1,088)
Comprehensive income	$8,628	$519

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2020	14,632	$47,085	$(5,807)	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988		988					988
Issuance of restricted stock, net of forfeitures	81	3,001	(2,872)	129					129
Stock-based compensation expense			797	797					797
Shares withheld for payment of employee payroll taxes	(21)	(256)		(256)					(256)
Comprehensive (loss) income						(4,007)	929		(3,078)
Tax effect of derivative transactions							(221)		(221)
Net income					11,927				11,927
Dividends to stockholders - $0.02					(294)				(294)
Balances, March 31, 2021	14,724	$50,818	$(7,882)	$42,936	$116,698	$(4,223)	$(730)	$(1,633)	$153,048

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders'
	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2019	14,399	$41,642	$(4,506)	$37,136	$92,589	$(8,626)	$(277)	$(1,628)	$119,194
Stock transactions under employee benefit stock plans	48	1,252		1,252					1,252
Issuance of restricted stock, net of forfeitures	156	3,574	(3,089)	485					485
Stock-based compensation expense			789	789					789
Shares withheld for payment of employee payroll taxes	(36)	(256)		(256)					(256)
Comprehensive loss						(2,428)	(1,432)		(3,860)
Tax effect							344		344
Net income					4,035				4,035
Dividends to stockholders - $0.02					(290)				(290)
Balances, March 31, 2020	14,567	$46,212	$(6,806)	$39,406	$96,334	$(11,054)	$(1,365)	$(1,628)	$121,693

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$11,927	$4,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,431	3,750
Deferred income taxes	(7,029)	(488)
Stock-based compensation expense	797	789
Debt issue cost amortization recorded in interest expense	35	38
Other	890	72
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(9,912)	(7,463)
Inventories	56	(3,978)
Prepaid expenses and other assets	1,862	275
Accounts payable	4,994	3,043
Accrued liabilities	(2,484)	(3,039)
Net cash provided by (used in) operating activities	5,567	(2,966)

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,076)	(1,696)
Consideration paid for acquisitions, net of cash acquired	—	(14,541)
Net cash used in investing activities	(3,076)	(16,237)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	26,979
Payment of debt issuance costs	—	(401)
Tax withholdings related to net share settlements of restricted stock	(256)	(256)
Net cash (used in) provided by financing activities	(256)	26,322
Effect of foreign exchange rate changes on cash	(641)	(152)
Net increase in cash and cash equivalents	1,594	6,967
Cash and cash equivalents at beginning of period	23,131	13,416
Cash and cash equivalents at end of period	$24,725	$20,383

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$793	$540

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed by the Company.

Stock Split

On March 10, 2021, the Board of Directors approved a 3-for-2 common stock split to be paid in the form of a stock dividend to holders of record on April 16, 2021. The additional shares were issued on April 30, 2021. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the common stock on the record date. All share and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the stock split on a retrospective basis for all periods presented.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2.    REVENUE RECOGNITION

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of March 31, 2021.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted below in Note 17, Segment Information, the Company’s business consists of one reportable segment. The foreign revenues by geography in the table below are revenues derived from the Company's foreign subsidiaries as detailed in Note 17.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below (in thousands).

	Three months ended
	March 31,
Target Market	2021	2020
Vehicle	$34,451	$28,055
Industrial	31,303	33,351
Medical	23,289	14,551
Aerospace & Defense	7,442	11,142
Other	5,192	5,283
Total	$101,677	$92,382

	Three months ended
	March 31,
Geography	2021	2020
United States	$56,642	$56,369
Europe	37,162	33,133
Asia-Pacific	7,873	2,880
Total	$101,677	$92,382

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Contract liabilities in accrued liabilities	$801	$898
Contract liabilities in other long-term liabilities	251	262
	$1,052	$1,160

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	March 31,	December 31,
	2021	2020
Parts and raw materials	$44,753	$44,750
Work-in-process	5,318	6,186
Finished goods	11,358	12,042
	$61,429	$62,978

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

		March 31,	December 31,
	Useful lives	2021	2020
Land		$987	$999
Building and improvements	5 - 39 years	14,086	14,169
Machinery, equipment, tools and dies	3 - 15 years	79,150	79,738
Construction work in progress		6,235	6,821
Furniture, fixtures and other	3 - 10 years	18,923	16,313
		119,381	118,040
Less accumulated depreciation		(64,573)	(62,612)
Property, plant and equipment, net		$54,808	$55,428

Depreciation expense was approximately $2,919 and $2,309 for the three months ended March 31, 2021 and 2020, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2021 is as follows (in thousands):

March 31,
2021
Beginning balance	$61,860
Effect of foreign currency translation	(958)
Ending balance	$60,902

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2021			December 31, 2020
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	amortization	Value	Amount	amortization	Value
Customer lists	8 - 17 years	$69,405	$(24,520)	$44,885	$69,833	$(23,636)	$46,197
Trade name	10 - 19 years	13,934	(5,260)	8,674	14,055	(5,061)	8,994
Design and technologies	10 - 15 years	15,232	(4,946)	10,286	15,531	(4,874)	10,657
Patents	17 years	24	(13)	11	24	(13)	11
Total		$98,595	$(34,739)	$63,856	$99,443	$(33,584)	$65,859

Amortization expense for intangible assets was $1,512 and $1,441 for the three months ended March 31, 2021 and 2020, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of March 31, 2021 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2021	$4,512
2022	6,065
2023	6,080
2024	5,751
2025	5,734
2026	5,722
Thereafter	29,992
Total estimated amortization expense	$63,856

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2021, 94,985 shares of unvested restricted stock were awarded at a weighted average market value of $31.63. Of the restricted shares granted, 62,672 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three-months ended March 31, 2021:

Number of
shares
Outstanding at beginning of period	357,342
Awarded	94,985
Vested	(57,855)
Forfeited	(9,620)
Outstanding at end of period	384,852

Stock-based compensation expense, net of forfeitures, of $797 and $789 was recorded for the three months ended March 31, 2021 and 2020, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Compensation and fringe benefits	$9,408	$11,184
Warranty reserve	2,119	1,571
Income taxes payable	1,753	1,459
Right of use liabilities	4,543	4,666
Other accrued expenses	5,491	5,982
	$23,314	$24,862

Changes in the Company’s reserve for product warranty claims during 2021 were as follows (in thousands):

March 31,
2021
Warranty reserve at beginning of the year	$1,571
Provision	608
Warranty expenditures	(35)
Effect of foreign currency translation	(25)
Warranty reserve at end of year	$2,119

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Long-term Debt
Revolving Credit Facility, long-term (1)	$120,424	$120,656
Unamortized debt issuance costs	(542)	(577)
Long-term debt	$119,882	$120,079
(1)	The effective rate of the Amended Revolving Facility is 2.49% at March 31, 2021.

Amended Revolving Credit Facility

The First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) includes a $225 million revolving credit facility (the “Amended Revolving Facility”). The Amended Credit Agreement includes (i) a maximum principal amount of $225 million, (ii) a $75 million accordion amount, and (iii) a maturity date of February 2025.

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to Consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At March 31, 2021, the applicable margin for LIBOR Rate borrowings was 1.625% and the applicable margin for Prime Rate borrowings was 0.625%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.20% at March 31, 2021) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. The Company was in compliance with all covenants at March 31, 2021.

As of March 31, 2021, the unused Amended Revolving Facility was $104,576. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility provides credit of $1,526 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There have been no borrowings during the three months ended March 31, 2021 or 2020, respectively, and there is no balance in the China Facility at March 31, 2021 and December 31, 2020.

10.    DERIVATIVE FINANCIAL INSTRUMENTS

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

Beginning in the first quarter of 2021, the Company began entering into contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $8,000 at March 30, 2021. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the first quarter of 2021, we recorded a $140 loss on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net.

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

The changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that an additional $860 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2021	2020
Interest rate products	Accrued liabilities	$677	$—
Interest rate products	Other long-term liabilities	284	1,889
Foreign currency contracts	Accrued liabilities	14	—
		$975	$1,889

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2021 and 2020 (in thousands):

	Amount of pre-tax gain (loss) recognized
	in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2021	2020
Interest rate products	$704	$(1,463)

	Amount of pre-tax (loss) gain reclassified
	from accumulated OCI into income
Location of (loss) gain reclassified	Three months ended March 31,
from accumulated OCI into income	2021	2020

Interest expense	$(225)	$(31)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020 (in thousands):

		Total amounts of income and expense
		line items presented that reflect the
		effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2021	2020
Interest rate products	Interest Expense	$861	$1,054

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands).

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$983	$8	$975	$—	$—	$975

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,889	$—	$1,889	$—	$—	$1,889

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,685	$—	$—
Deferred compensation plan assets	4,365	—	—
Interest rate swaps	—	(961)	—
Foreign currency hedge contracts	—	(14)	—

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

The effective income tax rate as a percentage of income before income taxes was (103.2)% and 28.0% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate is net of a discrete tax benefit of (130.5)% and a discrete tax expense of 0.3%, for the three months ended March 31, 2021 and 2020, respectively. The discrete benefit in the three months ended March 31, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period which changes our ability to use the carryforwards in future periods. The discrete tax expense for the three months ended March 31, 2020 related primarily to share-based payments.

13.    LEASES

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

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating leases	$1,339	$1,001
ROU assets obtained in exchange for operating lease obligations	$1,553	$2,710

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021 (in thousands):

Remainder of 2021	$3,773
2022	4,094
2023	3,045
2024	2,368
2025	2,183
2026	1,146
Thereafter	4,327
Total undiscounted cash flows	$20,936
Less: present value discount	(1,498)
Total lease liabilities	$19,438

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

As of March 31, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

The Company leases certain facilities from a company for which one of our executive officers is a part owner. In connection with such leases, the Company made payments to the lessor of $0.5 million during the year ended December 31, 2020 and is obligated to make payments of $0.7 million during the year ending December 31, 2021. Future minimum lease payments under the leases as of March 31, 2021 are $8.4 million.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the three months ended March 31, 2021 and 2020 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2020	$(1,633)	$(1,889)	$451	$(216)	$(3,287)
Unrealized gain on cash flow hedges	—	704	(167)	—	537
Amounts reclassified from AOCI	—	225	(54)	—	171
Foreign currency translation loss	—	—	—	(4,007)	(4,007)
At March 31, 2021	$(1,633)	$(960)	$230	$(4,223)	$(6,586)

				Foreign Currency
	Defined Benefit		Tax effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2019	$(1,628)	$(363)	$86	$(8,626)	$(10,531)
Unrealized loss on cash flow hedges	—	(1,463)	351	—	(1,112)
Amounts reclassified from AOCI	—	31	(7)	—	24
Foreign currency translation loss	—	—	—	(2,428)	(2,428)
At March 31, 2020	$(1,628)	$(1,795)	$430	$(11,054)	$(14,047)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the condensed consolidated statements of income and comprehensive income.

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.02 per share in the three months ended March 31, 2021 and 2020, respectively. Total dividends declared were $294 and $290 in the three months ended March 31, 2021 and 2020, respectively. The declared dividends were paid in April 2021 and 2020, respectively.

16.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Basic weighted average shares outstanding	14,306	14,180
Dilutive effect of equity awards	132	94
Diluted weighted average shares outstanding	14,438	14,274

For the three months ended March 31, 2021 and 2020, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended
	March 31,
	2021	2020
Revenues derived from foreign subsidiaries	$45,035	$36,013

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are attributable to Europe and Asia-Pacific.

Identifiable foreign assets were $133,775 and $133,466 as of March 31, 2021 and December 31, 2020, respectively.

Sales to customers outside of the United States by all subsidiaries were $49,655 and $43,389 during the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, one customer accounted for 16% and 13% of revenues, respectively. As of March 31, 2021 and December 31, 2020 this customer represented 19% and 22% of trade receivables, respectively.

18.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, and clarifies existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021 on a prospective basis, as there were no relevant matters impacting the Company for which retrospective application was required, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense, and Industrial. We are headquartered in Amherst, NY, and have operations in the North America, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Business Environment

The ongoing outbreak of the novel strain of Coronavirus (“COVID-19”) will continue to create significant disruptions to the U.S. and global economies and will continue to adversely affect portions of our business, including our supply chain and operations. We have experienced reductions in customer demand in several of our served markets during periods of 2020 and 2021 due to the impact of COVID-19, however we have experienced rebounds in several other served markets, including a record level of total bookings in the first quarter of 2021. We have been impacted by reduced operational status of our suppliers which has impacted the predictability of our supply chain. During 2021, we expect the impact of COVID-19 on our operations will continue to challenge many aspects of our business, particularly our supply chain, while providing opportunities in certain markets.

In response to the worldwide outbreak, we have taken and will continue to take proactive, aggressive action to protect the health and safety of our employees, customers, partners, suppliers and communities. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, incorporating a work from home environment at certain times for those employees that do not need to be physically present on the manufacturing floor or in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. These measures have been implemented on a worldwide basis and we are continuing to monitor and act in accordance with government authorities requirements or recommendations and evolving best practices.

Our Company provides essential and important products, including those that our customers rely on to address COVID-19. We manufacture and deliver critical motion control components, including electronic drives, motors and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including COVID-19. We are also a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

Global demand and capacity to produce ventilators increased significantly during portions of 2020, and we are a reliable supplier of the critical motion control components it requires. The Company rapidly deployed resources to increase production capacity to meet the surge in demand that has been experienced for certain types of medical products related to combatting the COVID-19 virus. While the demand for certain items, such as ventilators, is returning to normalized levels, we also continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational during the outbreak while implementing the enhanced safety procedures.

We have taken actions since the beginning of the pandemic to strengthen our liquidity and financial condition. We renewed and increased our revolving credit facility (“Amended Revolving Facility”) to $225 million through February 2025 (refer to Note 9, Debt Obligations from our condensed consolidated financial statements). Through this amendment we lowered our cost of debt, and secured more favorable covenants. This liquidity preserves our financial flexibility during the pandemic and subsequent to it. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash and maximize operational efficiency while supporting growth plans, we are continuing to align variable costs with demand, maintaining key engineering capabilities, and controlling discretionary spending. The Company continues to closely monitor events and conditions resulting from COVID-19 and the resulting impact on all forms of incentive compensation.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will continue to depend on future developments, including the duration and spread of the virus, the potential for additional waves, its impact on our customers and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

Stock Split

On April 30, 2021, we effected a 3-for-2 stock split. References to numbers of shares of common stock and per share data have been adjusted to reflect the stock split on a retrospective basis. Refer to Note 1, Basis of Preparation and Presentation in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Recent Accounting Pronouncements

Refer to Note 18, Recent Accounting Pronouncements in the notes to condensed consolidated financial statements of Part 1, Item 1 of this Form 10-Q for information regarding recently adopted accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

Quarter ended March 31, 2021 compared to quarter ended March 31, 2020

	For the three months ended		2021 vs. 2020
	March 31,		Variance
(Dollars in thousands, except per share data)	2021	2020	$	%
Revenues	$101,677	$92,382	$9,295	10%
Cost of goods sold	71,609	64,340	7,269	11%
Gross profit	30,068	28,042	2,026	7%
Gross margin percentage	29.6%	30.4%
Operating costs and expenses:
Selling	4,218	4,243	(25)	(1)%
General and administrative	10,748	9,162	1,586	17%
Engineering and development	6,959	6,234	725	12%
Business development	19	247	(228)	(92)%
Amortization of intangible assets	1,512	1,441	71	5%
Total operating costs and expenses	23,456	21,327	2,129	10%
Operating income	6,612	6,715	(103)	(2)%
Interest expense	861	1,054	(193)	(18)%
Other (income) expense, net	(119)	59	(178)	(302)%
Total other expense	742	1,113	(371)	(33)%
Income before income taxes	5,870	5,602	268	5%
Income tax benefit (provision)	6,057	(1,567)	7,624	(487)%
Net income	$11,927	$4,035	$7,892	196%

Effective tax rate	(103.2)%	28.0%	(131.2)	(469)%
Diluted earnings per share	$0.83	$0.28	$0.55	196%
Bookings	$114,644	$92,923	$21,721	23%
Backlog	$152,262	$133,187	$19,075	14%

REVENUES: For the quarter, the increase in revenues reflects improved sales in certain markets we serve, specifically Medical and Vehicle. The addition of Dynamic Controls for a full quarter and the strong demand for medical equipment contributed to the strong Medical market revenues during the quarter. These increases were partially offset by declines primarily in our Industrial and Aerospace & Defense markets.

Sales to U.S. customers were 51% of total sales for the first quarter 2021 compared with 53% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 5.4% volume increase in addition to a 4.6% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: We experienced a record level of bookings during the first quarter of 2021. The increase in bookings in the first quarter of 2021 compared to the first quarter of 2020 is largely due to increases in our Medical and Vehicle markets, including a full quarter of bookings from Dynamic Controls. The increase in backlog as of March 31, 2021, compared to at March 31, 2020 was also related to these factors.

GROSS PROFIT AND GROSS MARGIN: Gross margin decreased to 29.6% for the first quarter of 2021, compared to 30.4% for the first quarter of 2020. The decrease in gross margin percentage was largely driven by increased costs resulting from the tight supply chain and the decision to incur incremental costs to ensure on time deliveries to customers. Additionally, we incurred higher than normal warranty costs during the first quarter of 2021 due to a warranty claim during the period.

SELLING EXPENSES: Selling expenses decreased 1% in the first quarter of 2021 compared to the same period of 2020. The addition of Dynamic Controls for a full quarter was offset by cost control efforts related to the COVID-19 pandemic, specifically travel restrictions. Selling expenses as a percentage of revenues were 4.1% in the first quarter of 2021 compared to 4.6% for the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 17% in the first quarter 2021 from the first quarter 2020 due to the incremental expenses from Dynamic Controls for a full quarter and costs associated with incentive compensation. As a percentage of revenues, general and administrative expenses were 10.6% for the quarter ended March 31, 2021 compared to 9.9% for the same period in 2020.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 12% in the first quarter of 2021 compared to the same quarter last year. Part of the increase relates to the addition of Dynamic Controls for a full quarter, whose focus is electronics and software engineering. The increase is also due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 6.8% for the quarter ended March 31, 2021 compared to 6.7% for the same period in 2020.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 5% in the first quarter of 2021 compared to the first quarter of 2020 due to the 2021 interim period including a full quarter of amortization of the intangible assets acquired in the acquisition of Dynamic Controls.

INTEREST EXPENSE: Interest expense decreased by $193 in the first quarter 2021 due to lower interest rates compared to the same period in 2020.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was (103.2)% and 28.0% in the first quarter 2021 and 2020, respectively. The effective tax rate is net of a discrete tax benefit of (130.5)% and a discrete tax expense of 0.3%, for the first quarters of 2021 and 2020, respectively. The discrete benefit in the first quarter of 2021 is primarily related to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period.

NET INCOME: Net income increased during the first quarter 2021 compared to the first quarter 2020 reflecting the results of increased revenue, as well as the effect of a $7.4 million discrete tax benefit in the current period, partially offset to some extent by increased operating expenses as a result of the inclusion of Dynamic Controls for a full quarter.

EBITDA AND ADJUSTED EBITDA: EBITDA was $11,162 for the first quarter of 2021 compared to $10,406 for the same quarter last year. The increase in the first quarter of 2021 compared to the first quarter of 2020 is primarily due to higher gross profit driven by sales growth, partially offset by lower gross margins and increased operating expenses. Adjusted EBITDA was $11,966 and $11,534 for the first quarters of 2021 and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, benefit (provision) for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss, and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock-based compensation expense, as well as certain income or expenses which are not indicative of the ongoing performance of the Company. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP.

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three months ended March 31, 2021 is as follows (in thousands):

Three months ended
March 31, 2021
Revenue as reported	$101,677
Currency impact (favorable) unfavorable	(4,274)
Revenue excluding foreign currency exchange impacts	$97,403

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Net income as reported	$11,927	$4,035
Interest expense	861	1,054
(Benefit) provision for income tax	(6,057)	1,567
Depreciation and amortization	4,431	3,750
EBITDA	11,162	10,406
Stock-based compensation expense	797	789
Business development costs	19	247
Foreign currency (gain) loss	(12)	92
Adjusted EBITDA	$11,966	$11,534

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $1,594 to a balance of $24,725 at March 31, 2021 from December 31, 2020.

			2021 vs.
	Three Months Ended		2020
	March 31,		Variance
	2021	2020	$
Net cash provided by (used in) operating activities	$5,567	$(2,966)	$8,533
Net cash used in investing activities	(3,076)	(16,237)	13,161
Net cash (used in) provided by financing activities	(256)	26,322	(26,578)
Effect of foreign exchange rates on cash	(641)	(152)	(489)
Net increase in cash and cash equivalents	$1,594	$6,967	$(5,373)

During the three months ended March 31, 2021, the increase in cash provided by operating activities is primarily due to cash provided from working capital activity in 2021 compared to 2020 and net income adjusted for non-cash items. Working capital activity in the three months ended March 31, 2020, most notably inventory, were impacted by the push out of orders related to the COVID-19 pandemic, building inventory for new product launches and purchasing additional inventory in order to secure supply.

Cash used in investing activities in the three months ended March 31, 2021 relates entirely to purchases of property and equipment. Purchases of property and equipment were $3,076 during the three months ended March 31, 2021 compared to $1,696 during the three months ended March 31, 2020 reflecting continued commitments to capital expenditure projects supporting growth initiatives. Cash used in investing activities in the prior year period included a $14,541 outflow related to the acquisition of Dynamic Controls. Capital expenditures are expected to be between $12,000 and $15,000 for 2021.

The decrease in cash provided by financing activities in the three months ended March 31, 2021 from the three months ended March 31, 2020 reflects the Amended Revolving Facility borrowing for the acquisition of Dynamic Controls for approximately $26,000 in the first quarter of 2020. At March 31, 2021, we had $120,424 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage and total leverage ratio at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all or substantially all our assets. We were in compliance with all covenants at March 31, 2021.

As of March 31, 2021, the unused Amended Revolving Facility was $104,576. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the three months ended March 31, 2021 and 2020, respectively.

The Company declared dividends of $0.02 per share during the three months ended March 31, 2021 and 2020, respectively.

Although there is ongoing uncertainty related to the anticipated impact of the COVID-19 outbreak on our future results, we believe our diverse markets, and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility in the first quarter of 2020 leaves us well-positioned to manage our business through the crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada, Mexico, the United Kingdom and New Zealand which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar, Mexican pesos, British Pound Sterling and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,500 on our first quarter 2021 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2021 increased sales in comparison to quarter ended March 31, 2020 by $4,274.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustment was a loss of $4,007 and a loss of $2,428 for the first quarter of 2021 and 2020, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9,900 on our foreign net assets as of March 31, 2021. Beginning in the first quarter of 2021, we began entering into contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the first quarter of 2021, we recorded a $140 loss on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to a gain of $12 and a loss of $92 for the first quarter of 2021 and 2020, respectively.

Interest Rates

Borrowings under the Amended Revolving Facility bear interest at the LIBOR Rate plus a margin of 1.00% to 1.75% (1.625% at March 31, 2021) or the Prime Rate plus a margin of 0% to 0.75% (0.625% at March 31, 2021), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated trailing twelve-month EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of March 31, 2021, we had $120,424 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 9, Debt Obligations of the Notes to condensed consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $60,424 of unhedged floating rate debt outstanding at March 31, 2021 would have approximately a $150 impact on our interest expense for the first quarter of 2021.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2020, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2020 Annual Report and 10-K.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1) (2)	per Share (2)	Announced Plans or Programs	Under the Plans or Programs
01/01/21 to 01/31/21	4,553	$34.63	—	—
02/01/21 to 02/28/21	—	—	—	—
03/01/21 to 03/31/21	16,827	34.35	—	—
Total	21,380		$—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2021, the Company did not have an authorized stock repurchase plan in place.

(2)	Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on April 30, 2021.

Item 6. Other Information

None.

Item 7.  Exhibits

(a)	Exhibits

10.1

Third Amendment to Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala dated March 17, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 23, 2021.)

10.2

Form of Employment Agreement (Entered into with Michael R. Leach, Robert P. Maida, Ashish R. Bendre and Geoffrey C. Rondeau each dated March 17, 2021.) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 23, 2021.)

10.3

Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated December 3, 2016. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 23, 2021.)

10.4

First Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated March 12, 2018. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 23, 2021.)

10.5

Second Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated March 18, 2021. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed March 23, 2021.)

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

DATE:	May 5, 2021	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer