Form 10-Q
period 2021-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2021-08-04
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Number of Shares of the only class of Common Stock outstanding: 14,715,686 as of August 4, 2021

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,384	$23,131
Trade receivables, net of provision for credit losses of $505 and $382 at June 30, 2021 and December 31, 2020, respectively	52,090	47,377
Inventories	67,776	62,978
Prepaid expenses and other assets	8,516	8,728
Total current assets	151,766	142,214
Property, plant and equipment, net	55,153	55,428
Deferred income taxes	7,320	330
Intangible assets, net	62,412	65,859
Goodwill	61,114	61,860
Right of use assets	17,969	19,023
Other long-term assets	4,724	4,483
Total Assets	$360,458	$349,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,406	$27,668
Accrued liabilities	25,942	24,862
Total current liabilities	59,348	52,530
Long-term debt	112,391	120,079
Deferred income taxes	4,439	4,659
Pension and post-retirement obligations	5,096	5,340
Right of use liabilities	14,114	14,975
Other long-term liabilities	7,091	8,558
Total liabilities	202,479	206,141
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 14,716 and 14,632 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	42,590	41,278
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	120,964	105,065
Accumulated other comprehensive loss	(5,575)	(3,287)
Total stockholders’ equity	157,979	143,056
Total Liabilities and Stockholders’ Equity	$360,458	$349,197

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$101,537	$86,661	$203,214	$179,043
Cost of goods sold	70,320	60,201	141,929	124,541
Gross profit	31,217	26,460	61,285	54,502
Operating costs and expenses:
Selling	4,396	3,842	8,614	8,085
General and administrative	11,181	9,710	21,929	18,872
Engineering and development	7,240	6,197	14,199	12,431
Business development	155	177	174	424
Amortization of intangible assets	1,511	1,483	3,023	2,924
Total operating costs and expenses	24,483	21,409	47,939	42,736
Operating income	6,734	5,051	13,346	11,766
Other expense, net:
Interest expense	807	901	1,668	1,955
Other (income) expense, net	(10)	17	(129)	76
Total other expense, net	797	918	1,539	2,031
Income before income taxes	5,937	4,133	11,807	9,735
Income tax (provision) benefit	(1,303)	(1,237)	4,754	(2,804)
Net income	$4,634	$2,896	$16,561	$6,931
Basic earnings per share:
Earnings per share	$0.32	$0.20	$1.15	$0.49
Basic weighted average common shares	14,406	14,264	14,356	14,211
Diluted earnings per share:
Earnings per share	$0.32	$0.20	$1.14	$0.49
Diluted weighted average common shares	14,494	14,304	14,467	14,278
Net income	$4,634	$2,896	$16,561	$6,931
Other comprehensive income:
Foreign currency translation adjustment	955	1,932	(3,052)	(496)
Gain (loss) on derivatives	56	(329)	764	(1,417)
Comprehensive income	$5,645	$4,499	$14,273	$5,018

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2020	14,632	$47,085	$(5,807)	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988		988					988
Issuance of restricted stock, net of forfeitures	81	3,001	(2,872)	129					129
Stock-based compensation expense			797	797					797
Shares withheld for payment of employee payroll taxes	(21)	(256)		(256)					(256)
Comprehensive (loss) income						(4,007)	929		(3,078)
Tax effect of derivative transactions							(221)		(221)
Net income					11,927				11,927
Dividends to stockholders - $0.02					(294)				(294)
Balances, March 31, 2021	14,724	50,818	(7,882)	42,936	116,698	(4,223)	(730)	(1,633)	153,048
Issuance of restricted stock, net of forfeitures	15	472	(474)	(2)					(2)
Stock-based compensation expense			1,000	1,000					1,000
Shares withheld for payment of employee payroll taxes	(23)	(1,344)		(1,344)					(1,344)
Comprehensive income						955	74		1,029
Tax effect of derivative transactions							(18)		(18)
Net income					4,634				4,634
Dividends to stockholders - $0.025					(368)				(368)
Balances, June 30, 2021	14,716	$49,946	$(7,356)	$42,590	$120,964	$(3,268)	$(674)	$(1,633)	$157,979

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders'
	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2019	14,399	$41,642	$(4,506)	$37,136	$92,589	$(8,626)	$(277)	$(1,628)	$119,194
Stock transactions under employee benefit stock plans	48	1,252		1,252					1,252
Issuance of restricted stock, net of forfeitures	156	3,574	(3,089)	485					485
Stock-based compensation expense			789	789					789
Shares withheld for payment of employee payroll taxes	(36)	(256)		(256)					(256)
Comprehensive loss						(2,428)	(1,432)		(3,860)
Tax effect of derivative transactions							344		344
Net income					4,035				4,035
Dividends to stockholders - $0.02					(290)				(290)
Balances, March 31, 2020	14,567	46,212	(6,806)	39,406	96,334	(11,054)	(1,365)	(1,628)	121,693
Issuance of restricted stock, net of forfeitures	57	1,222	(1,222)	—					—
Stock compensation expense			921	921					921
Shares withheld for payment of employee payroll taxes	(8)	(541)		(541)					(541)
Comprehensive loss (income)						1,932	(433)		1,499
Tax effect of derivative transactions							104		104
Net income					2,896				2,896
Dividends to stockholders - $0.02					(292)				(292)
Balances, June 30, 2020	14,617	$46,893	$(7,107)	$39,786	$98,938	$(9,122)	$(1,694)	$(1,628)	$126,280

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$16,561	$6,931
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,890	7,627
Deferred income taxes	(7,316)	(841)
Stock-based compensation expense	1,797	1,720
Debt issue cost amortization recorded in interest expense	71	73
Other	1,028	885
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(5,381)	(1,178)
Inventories	(5,951)	(5,193)
Prepaid expenses and other assets	814	1,472
Accounts payable	5,651	(1,627)
Accrued liabilities	307	(3,270)
Net cash provided by operating activities	16,471	6,599

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,885)	(3,614)
Consideration paid for acquisitions, net of cash acquired	—	(14,728)
Net cash used in investing activities	(5,885)	(18,342)

Cash Flows From Financing Activities:
Borrowings on long term debt	—	26,979
Principal payments of long-term debt	(7,603)	(7,937)
Payment of debt issuance costs	—	(401)
Dividends paid to stockholders	(662)	(569)
Tax withholdings related to net share settlements of restricted stock	(1,600)	(797)
Net cash (used in) provided by financing activities	(9,865)	17,275
Effect of foreign exchange rate changes on cash	(468)	71
Net increase in cash and cash equivalents	253	5,603
Cash and cash equivalents at beginning of period	23,131	13,416
Cash and cash equivalents at end of period	$23,384	$19,019

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$967	$1,169

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of June 30, 2021.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2021	2020	2021	2020
Vehicle	$33,731	$18,584	$68,182	$46,639
Industrial	33,778	28,223	65,081	61,574
Medical	20,235	24,261	43,524	38,812
Aerospace & Defense	8,579	10,516	16,021	21,658
Other	5,214	5,077	10,406	10,360
Total	$101,537	$86,661	$203,214	$179,043

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2021	2020	2021	2020
United States	$61,705	$47,311	$118,347	$103,680
Europe	31,538	29,012	68,700	62,145
Asia-Pacific	8,294	10,338	16,167	13,218
Total	$101,537	$86,661	$203,214	$179,043

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Contract liabilities in accrued liabilities	$323	$898
Contract liabilities in other long-term liabilities	254	262
	$577	$1,160

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	June 30,	December 31,
	2021	2020
Parts and raw materials	$50,006	$44,750
Work-in-process	6,604	6,186
Finished goods	11,166	12,042
	$67,776	$62,978

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

		June 30,	December 31,
	Useful lives	2021	2020
Land		$991	$999
Building and improvements	5 - 39 years	14,171	14,169
Machinery, equipment, tools and dies	3 - 15 years	80,511	79,738
Construction work in progress		8,107	6,821
Furniture, fixtures and other	3 - 10 years	19,178	16,313
		122,958	118,040
Less accumulated depreciation		(67,805)	(62,612)
Property, plant and equipment, net		$55,153	$55,428

Depreciation expense was approximately $2,948 and $2,394 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $5,867 and $4,703, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2021 is as follows (in thousands):

June 30,
2021
Beginning balance	$61,860
Effect of foreign currency translation	(746)
Ending balance	$61,114

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2021			December 31, 2020
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	8 - 17 years	$69,489	$(25,611)	$43,878	$69,833	$(23,636)	$46,197
Trade name	10 - 19 years	13,951	(5,497)	8,454	14,055	(5,061)	8,994
Design and technologies	10 - 15 years	15,295	(5,225)	10,070	15,531	(4,874)	10,657
Patents	17 years	24	(14)	10	24	(13)	11
Total		$98,759	$(36,347)	$62,412	$99,443	$(33,584)	$65,859

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Amortization expense for intangible assets was $1,511 and $1,483 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $3,023 and $2,924, respectively.

Estimated future intangible asset amortization expense as of June 30, 2021 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2021	$3,011
2022	6,073
2023	6,087
2024	5,759
2025	5,741
2026	5,729
Thereafter	30,012
Total estimated amortization expense	$62,412

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2021, 108,476 shares of unvested restricted stock were awarded at a weighted average market value of $32.06. Of the restricted shares granted, 62,871 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2021:

Number of
shares
Outstanding at beginning of period	357,342
Awarded	108,476
Vested	(133,937)
Forfeited	(9,664)
Outstanding at end of period	322,217

Stock-based compensation expense, net of forfeitures, of $1,000 and $931 was recorded for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, stock based compensation expense, net of forfeitures, of $1,797 and $1,720 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Compensation and fringe benefits	$12,942	$11,184
Warranty reserve	2,265	1,571
Income taxes payable	1,862	1,459
Right of use liabilities	4,347	4,666
Other accrued expenses	4,526	5,982
	$25,942	$24,862

Changes in the Company’s reserve for product warranty claims for the six months ended June 30, 2021 were as follows (in thousands):

June 30,
2021
Beginning balance	$1,571
Provision	809
Warranty expenditures	(108)
Effect of foreign currency translation	(7)
Ending balance	$2,265

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Long-term Debt
Revolving Credit Facility, long-term (1)	$112,897	$120,656
Unamortized debt issuance costs	(506)	(577)
Long-term debt	$112,391	$120,079
(1)	The effective rate of the Amended Revolving Facility is 2.40% at June 30, 2021.

Amended Revolving Credit Facility

The First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) includes a $225 million revolving credit facility (the “Amended Revolving Facility”). The Amended Credit Agreement includes (i) a maximum principal amount of $225 million, (ii) a $75 million accordion amount, and (iii) a maturity date of February 2025.

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At June 30, 2021, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.50%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.175% at June 30, 2021) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, Total Leverage Ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. The Company was in compliance with all covenants at June 30, 2021.

As of June 30, 2021, the unused Amended Revolving Facility was $112,103. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility provides credit of $1,549 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There have been no borrowings during the six months ended June 30, 2021 or 2020, respectively, and there is no balance in the China Facility at June 30, 2021 and December 31, 2020.

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

Beginning in the first quarter of 2021, the Company began entering into contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $10,000 at June 30, 2021. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2021, the Company had gains of $74 and losses of $66, respectively, on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

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

The Company estimates that an additional $757 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2021	2020
Interest rate products	Accrued liabilities	$498	$—
Interest rate products	Other long-term liabilities	388	1,889
Foreign currency contracts	Accrued liabilities	51	—
		$937	$1,889

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Amount of pre-tax gain (loss) recognized		Amount of pre-tax gain (loss) recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest rate products	$(157)	$(588)	$547	$(2,051)

	Amount of pre-tax gain (loss) reclassified		Amount of pre-tax (loss) gain reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of (loss) gain reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2021	2020	2021	2020

Interest expense	$(231)	$(155)	$(456)	$(186)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2021	2020	2021	2020
Interest rate products	Interest Expense	$807	$901	$1,668	$1,955

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands):

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$937	$—	$937	$—	$—	$937

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,889	$—	$1,889	$—	$—	$1,889

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,948	$—	$—
Deferred compensation plan assets	4,563	—	—
Interest rate swaps	—	(886)	—
Foreign currency hedge contracts	—	(51)	—

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

The effective income tax rate was 21.9% and 29.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate includes a discrete tax benefit of (4.3%) and tax provision of 1.7%, respectively, related primarily to the recognition of excess tax provision and benefit for share-based payment awards. For the six months ended June 30, 2021 and 2020, the effective income tax rate was (40.3%) and 28.8%, respectively. The effective tax rate includes a discrete tax benefit of (67.1%) and provision of 0.9%, respectively. The discrete benefit in the six months ended June 30, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period, which changes our ability to use the carryforwards in future periods. The discrete tax provision for the six months ended June 30, 2020 related primarily to the recognition of excess tax provision for share-based payments.

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

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating leases	$2,679	$2,126
Right of use assets obtained in exchange for operating lease obligations	$1,640	$1,797

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2021 (in thousands):

Remainder of 2021	$2,479
2022	4,145
2023	3,087
2024	2,396
2025	2,201
2026	1,162
Thereafter	4,396
Total undiscounted cash flows	$19,866
Less: present value discount	(1,405)
Total lease liabilities	$18,461

As of June 30, 2021, the Company has entered into leases with future minimum lease payments of $13,700 that has not yet commenced.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company leases certain facilities from a company for which one of our executive officers is a part owner. In connection with such leases, the Company made payments to the lessor of $500 during the year ended December 31, 2020 and is obligated to make payments of $700 during the year ending December 31, 2021. Future minimum lease payments under the leases as of June 30, 2021 are $8,200.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the three months ended June 30, 2021 and 2020 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2021	$(1,633)	$(960)	$230	$(4,223)	$(6,586)
Unrealized loss on cash flow hedges	—	(157)	38	—	(119)
Amounts reclassified from AOCI	—	231	(56)	—	175
Foreign currency translation loss	—	—	—	955	955
At June 30, 2021	$(1,633)	$(886)	$212	$(3,268)	$(5,575)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2020	$(1,628)	$(1,795)	$430	$(11,054)	$(14,047)
Unrealized loss on cash flow hedges	—	(588)	140	—	(448)
Amounts reclassified from AOCI	—	155	(36)	—	119
Foreign currency translation loss	—	—	—	1,932	1,932
At June 30, 2020	$(1,628)	$(2,228)	$534	$(9,122)	$(12,444)

AOCI for the six months ended June 30, 2021 and 2020 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2020	$(1,633)	$(1,889)	$451	$(216)	$(3,287)
Unrealized gain on cash flow hedges	—	547	(129)	—	418
Amounts reclassified from AOCI	—	456	(110)	—	346
Foreign currency translation gain	—	—	—	(3,052)	(3,052)
At June 30, 2021	$(1,633)	$(886)	$212	$(3,268)	$(5,575)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2019	$(1,628)	$(363)	$86	$(8,626)	$(10,531)
Unrealized loss on cash flow hedges	—	(2,051)	491	—	(1,560)
Amounts reclassified from AOCI	—	186	(43)	—	143
Foreign currency translation loss	—	—	—	(496)	(496)
At June 30, 2020	$(1,628)	$(2,228)	$534	$(9,122)	$(12,444)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from accumulated other comprehensive income (loss) and included in interest expense in the condensed consolidated statements of income and comprehensive income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.02 and $0.025 per share in the first and second quarters of 2021, respectively. The Company declared a quarterly dividend of $0.02 per share in the first and second quarters of 2020. Total dividends declared and paid were $662 and $582 in the six months ended June 30, 2021 and 2020, respectively.

16.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	14,406	14,264	14,356	14,211
Dilutive effect of equity awards	88	40	111	67
Diluted weighted average shares outstanding	14,494	14,304	14,467	14,278

For the three and six months ended June 30, 2021 and 2020, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues derived from foreign subsidiaries	$39,832	$39,350	$84,867	$75,363

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are attributable to Europe and Asia-Pacific.

Identifiable foreign assets were $143,110 and $133,466 as of June 30, 2021 and December 31, 2020, respectively.

Sales to customers outside of the United States by all subsidiaries were $45,560 and $43,372 during the three months ended June 30, 2021 and 2020, respectively and $95,215 and $86,762 for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, one customer accounted for 16% and 11% of revenues, respectively and for the six months ended June 30, 2021 and 2020 for 16% and 12% of revenues, respectively. As of June 30, 2021 and December 31, 2020 this customer represented 18% and 22% of trade receivables, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

18.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, and clarifies existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021 on a prospective basis, as there were no relevant matters impacting the Company for which retrospective application was required, and the adoption did not have a material impact on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Environment

COVID-19

The outbreak of the novel strain of Coronavirus (“COVID-19”) and the impact of the Delta and other variants will create significant impacts and disruptions to the U.S. and global economies for the foreseeable future; continuing to adversely affect portions of our business, including our supply chain and operations. We experienced reductions in customer demand in several of our served markets during periods of 2020 and 2021 due to the impact of COVID-19, offset by rebounds in several served markets, resulting in a record level of total bookings in the second quarter of 2021. We have been impacted by reduced operational status of our suppliers which has impacted the predictability of our supply chain, and resulted in some increased costs to secure and place materials into production. During 2021, we expect the impact of COVID-19 on our operations will continue to challenge many aspects of our business, particularly our supply chain, while providing opportunities for increased revenue in certain markets.

In response to the worldwide outbreak, we have taken and will continue to take proactive, aggressive action to protect the health and safety of our employees, customers, partners, suppliers and communities. We enacted rigorous safety measures in all of our sites, including implementing social distancing protocols, incorporating a work from home environment at certain times for those employees that do not need to be physically present to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. These measures were implemented on a worldwide basis and have been adjusted prudently as requirements and conditions change. We will continue to monitor and act in accordance with government authorities requirements or recommendations and evolving best practices.

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

Global demand and capacity to produce ventilators increased significantly during portions of 2020, and we are a reliable supplier of the critical motion control components it requires. The Company rapidly deployed resources to increase production capacity to meet the surge in demand that has been experienced for certain types of medical products related to combatting the COVID-19 virus. While the demand for certain items, such as ventilators, has returned to normalized levels, we continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational during the outbreak while implementing the enhanced safety procedures.

We have taken actions since the beginning of the pandemic to strengthen our liquidity and financial condition. We renewed and increased our revolving credit facility to $225 million through February 2025 (refer to Note 9, Debt Obligations from our condensed consolidated financial statements). Through this amendment we lowered our cost of debt, and secured more favorable covenants. This liquidity preserves our financial flexibility during the pandemic and subsequent to it. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash and maximize operational efficiency while supporting growth plans, we continue to align variable costs with demand, maintaining and enhancing key engineering capabilities, and controlling discretionary spending. The Company continues to closely monitor events and conditions resulting from COVID-19 and the resulting impact on all forms of incentive compensation.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will continue to depend on future developments, including the duration and spread of the virus and variants, the potential for additional waves, its impact on our customers and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

Stock Split

On April 30, 2021, we effected a 3-for-2 stock split. References to numbers of shares of common stock and per share data have been adjusted to reflect the stock split on a retrospective basis. Refer to Note 1, Basis of Preparation and Presentation in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Cyber Breach

During the second quarter 2021, we were the subject of a cyber security breach. We discovered the issue fairly early and were able to implement our risk management playbook which entails bringing in forensic experts in this field. We were able to contain the issue and were able to get operations back up and running without a material impact to our results for the quarter. We have also since implemented additional security measures thus further safeguarding our systems. No ransom was paid related to this breach.

Recent Accounting Pronouncements

Refer to Note 18, Recent Accounting Pronouncements in the notes to condensed consolidated financial statements of Part 1, Item 1 of this Form 10-Q for information regarding recently adopted accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	For the three months ended		2021 vs. 2020
	June 30,		Variance
(Dollars in thousands, except per share data)	2021	2020	$	%
Revenues	$101,537	$86,661	$14,876	17%
Cost of goods sold	70,320	60,201	10,119	17%
Gross profit	31,217	26,460	4,757	18%
Gross margin percentage	30.7%	30.5%
Operating costs and expenses:
Selling	4,396	3,842	554	14%
General and administrative	11,181	9,710	1,471	15%
Engineering and development	7,240	6,197	1,043	17%
Business development	155	177	(22)	(12)%
Amortization of intangible assets	1,511	1,483	28	2%
Total operating costs and expenses	24,483	21,409	3,074	14%
Operating income	6,734	5,051	1,683	33%
Interest expense	807	901	(94)	(10)%
Other (income) expense, net	(10)	17	(27)	(159)%
Total other expense	797	918	(121)	(13)%
Income before income taxes	5,937	4,133	1,804	44%
Income tax provision	(1,303)	(1,237)	(66)	5%
Net income	$4,634	$2,896	$1,738	60%

Effective tax rate	21.9%	29.9%
Diluted earnings per share	$0.32	$0.20	$0.12	60%
Bookings	$118,974	$80,365	$38,609	48%
Backlog	$170,364	$127,701	$42,663	33%

REVENUES: For the quarter, the increase in revenues is primarily due to increases in our Vehicle and Industrial markets, which had experienced significant decreases in demand in the second quarter of 2020 due to COVID-19. Sales to our Medical market declined during the second quarter from the prior year as that market experienced COVID-19 related demand increases in the prior year period.

Sales to U.S. customers were 55% of total sales for the second quarter 2021 compared with 50% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 12.4% volume increase along with a 4.7% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: We experienced a record level of bookings during the second quarter of 2021. The increase in bookings in the second quarter of 2021 compared to the second quarter of 2020 is largely due to increases in our Vehicle and Industrial markets reflecting improvements in the general economy along with growth in our core businesses. The increase in backlog as of June 30, 2021, compared to at June 30, 2020, was related to these factors along with supply chain challenges we have been facing during the recovery.

GROSS PROFIT AND GROSS MARGIN: Gross margins were slightly higher at 30.7% for the second quarter of 2021, compared to 30.5% for the second quarter of 2020. The increase in gross margin percentage was driven by volume increases of higher margin products in our Vehicle market compared to lower volumes of certain Medical market products with lower margins. The margin expansion was somewhat muted by costs associated with our willingness to proactively address the challenging supply chain environment to meet the needs of our customers.

SELLING EXPENSES: Selling expenses increased 14% in the second quarter of 2021 compared to the same period of 2020. This is reflective of higher incentive compensation costs driven by the recovery of our sales activities, along with the cost control efforts related to the COVID-19 pandemic that were present in the second quarter of 2020. Selling expenses as a percentage of revenues in the second quarter of 2021 were flat to the same period last year at approximately 4%.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 15% in the second quarter 2021 from the second quarter 2020 due to increased costs from our incentive compensation programs which are aligned with our revenue and profit growth, along with cost control efforts that were present in the second quarter of 2020 due to COVID-19. As a percentage of revenues, general and administrative expenses were flat for the quarter ended June 30, 2021 compared to the same period in 2020 at approximately 11%.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 17% in the second quarter of 2021 compared to the same quarter last year. The increase is due to higher incentive compensation costs, the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were consistent at 7% for the quarter ended June 30, 2021 compared same period in 2020.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense was consistent in the current quarter compared to the same period in the prior year.

INTEREST EXPENSE: Interest expense decreased by 10% in the second quarter 2021 due to lower debt levels compared to the same period in 2020.

INCOME TAXES:  The effective income tax rate as a percentage of income before income taxes was 21.9% and 29.9% in the second quarter 2021 and 2020, respectively. The effective tax rate is net of a discrete tax benefit of (4.3%) and a discrete tax expense of 1.7%, for the second quarters of 2021 and 2020, respectively. The discrete benefit in the second quarter of 2021 and the discrete expense in the prior year period are both primarily due to share-based payments.

We are subject to tax laws in the U.S. at the federal and state levels and in numerous foreign jurisdictions. The new U.S. Presidential Administration and Congress are considering significant changes to the existing U.S. tax law, including an increase in the corporate tax rate and the tax rate on foreign earnings. If enacted into law, these proposed changes could substantially increase U.S. taxation on our operations both in and outside of the U.S. and could have a material impact on our effective tax rate in future periods. We will continue to monitor U.S., foreign, and state tax legislative developments.

On March 11, 2021, the American Rescue Plan of 2021 was enacted. The new law extends and enhances several current-law incentives for individuals and businesses in response to the COVID-19 pandemic. We do not expect any significant tax benefit from this new law.

NET INCOME: Net income increased during the second quarter 2021 compared to the second quarter 2020 reflecting the results of increased revenue, improved gross margins, as well as the lower effective tax rate, partially offset by increased operating costs and expenses.

EBITDA AND ADJUSTED EBITDA: EBITDA was $11,203 for the second quarter of 2021 compared to $8,911 for the same quarter last year. The increase in the second quarter of 2021 compared to the second quarter of 2020 is primarily due to higher gross profit driven by sales growth, partially offset by increased operating expenses. Adjusted EBITDA was $12,397 and $10,137 for the second quarters of 2021 and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, benefit (provision) for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss, and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	For the six months ended		2021 vs. 2020
	June 30,		Variance
(Dollars in thousands, except per share data)	2021	2020	$	%
Revenues	$203,214	$179,043	$24,171	14%
Cost of goods sold	141,929	124,541	17,388	14%
Gross profit	61,285	54,502	6,783	12%
Gross margin percentage	30.2%	30.4%
Operating costs and expenses:
Selling	8,614	8,085	529	7%
General and administrative	21,929	18,872	3,057	16%
Engineering and development	14,199	12,431	1,768	14%
Business development	174	424	(250)	(59)%
Amortization of intangible assets	3,023	2,924	99	3%
Total operating costs and expenses	47,939	42,736	5,203	12%
Operating income	13,346	11,766	1,580	13%
Interest expense	1,668	1,955	(287)	(15)%
Other (income) expense, net	(129)	76	(205)	(270)%
Total other expense, net	1,539	2,031	(492)	(24)%
Income before income taxes	11,807	9,735	2,072	21%
Income tax benefit (provision)	4,754	(2,804)	7,558	(270)%
Net income	$16,561	$6,931	$9,630	139%

Effective tax rate	(40.3)%	28.8%
Diluted earnings per share	$1.14	$0.49	$0.65	133%
Bookings	$233,618	$173,288	$60,330	35%
Backlog	$170,364	$127,701	$42,663	33%

REVENUES: For the year to date 2021, the increase in revenues reflects improved sales in certain markets we serve, specifically Vehicle and Industrial, as well as having Dynamic Controls for the full six months of 2021. The increase reflects the economic recovery and the increases in demand from our served markets.

Sales to U.S. customers were 53% of total sales for the year to date 2021 compared with 52% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 8.8% volume increase in addition to a 4.7% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The increase in bookings during 2021 compared to 2020 is largely due to increases in our Vehicle and Industrial markets reflecting improvements in the general economy along with growth in our core businesses. The increase in backlog as of June 30, 2021, compared to June 30, 2020 was related to these factors as well as supply chain challenges we have been facing during the recovery.

GROSS PROFIT AND GROSS MARGIN: Gross margins were slightly lower at 30.2% for year to date 2021, compared to 30.4% for the first half of 2020. The decrease in gross margin percentage was largely driven by increased costs resulting from the tight supply chain and our proactive decision to incur incremental costs to ensure on time deliveries to customers. Additionally, lower margin Medical market sales in the first quarter 2021 impacted our year to date results.

SELLING EXPENSES: Selling expenses increased 7% during the six months ended June 30, 2021 compared to the same period of 2020 primarily due to higher incentive compensation as well as having Dynamic Controls for the full six months of 2021. Cost control efforts related to the COVID-19 pandemic in 2020, specifically travel restrictions, resulted in lower than normal expense levels compared to 2021. Selling expenses as a percentage of revenues were comparable at approximately 4% during the first six months of 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 16% during the six months ended June 30, 2021 compared to the same period of 2020 due partly to the increased costs associated with our incentive compensation programs which are aligned with our revenue and profit growth, as well as having Dynamic Controls for the full six months of 2021. Also, the first half of 2020 was impacted heavily by the COVID-19 cost containment efforts. As a percentage of revenues, general and administrative expenses were consistent at 11% in each period.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 14% in the first half of 2021 compared to the same period last year. Part of the increase relates to the addition of Dynamic Controls for the full six months of 2021, whose focus is electronics and software engineering. The increase is also due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were comparable at approximately 7% for the six months ended June 30, 2021 and 2020, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 3% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the inclusion of a full six months of intangible amortization from the Dynamic Controls acquisition in 2020.

INTEREST EXPENSE: Interest expense decreased by 15% in the first half of 2021 due to lower interest rates and lower debt balances compared to the same period in 2020.

INCOME TAXES:  For the six months ended June 30, 2021 and 2020, the effective income tax rate was (40.3%) and 28.8%, respectively. The effective tax rate includes a discrete tax benefit of (67.1%) and provision of 0.9%, respectively. The discrete benefit in the six months ended June 30, 2021 is primarily related to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period. The remaining variance in 2021 and 2020 are both primarily due to share-based payments.

NET INCOME: Net income increased during the first half of 2021 compared to the first half of 2020 reflecting the results of increased revenue, as well as the effect of a $7,373 discrete tax benefit in the first quarter of 2021.

EBITDA AND ADJUSTED EBITDA: EBITDA was $22,365 for the six months ended June 30, 2021 compared to $19,317 for the six months ended June 30, 2020. The increase in 2021 compared to 2020 is primarily due to higher gross profit driven by sales growth, partially offset by increased operating expenses. Adjusted EBITDA was $24,363 and $21,671 for the first six months of 2021 and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, benefit (provision) for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss, and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Revenue excluding foreign currency exchange impacts, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under GAAP.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three and six months ended June 30, 2021 is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Revenue as reported	$101,537	$203,214
Currency impact (favorable) unfavorable	(4,104)	(8,378)
Revenue excluding foreign currency exchange impacts	$97,433	$194,836

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income as reported	$4,634	$2,896	$16,561	$6,931
Interest expense	807	901	1,668	1,955
Provision (benefit) for income tax	1,303	1,237	(4,754)	2,804
Depreciation and amortization	4,459	3,877	8,890	7,627
EBITDA	11,203	8,911	22,365	19,317
Stock-based compensation expense	1,000	931	1,797	1,720
Business development costs	155	177	174	424
Foreign currency loss	39	118	27	210
Adjusted EBITDA	$12,397	$10,137	$24,363	$21,671

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands except per share amounts):

	For the three months ended
	June 30,
		Per diluted		Per diluted
	2021	share	2020	share
Net income as reported	$4,634	$0.32	$2,896	$0.20
Non-GAAP adjustments, net of tax
Foreign currency loss - net	30	—	83	0.01
Business development costs - net	121	0.01	124	0.01
Non-GAAP adjusted net income and diluted earnings per share	$4,785	$0.33	$3,103	$0.22

	For the six months ended
	June 30,
		Per diluted		Per diluted
	2021	share	2020	share
Net income as reported	$16,561	$1.14	$6,931	$0.49
Non-GAAP adjustments, net of tax
Discrete income tax benefit	(7,373)	(0.51)	—	—
Foreign currency loss - net	21	—	150	0.01
Business development costs - net	135	0.01	302	0.02
Non-GAAP adjusted net income and diluted earnings per share	$9,344	$0.65	$7,383	$0.52

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $253 to a balance of $23,384 at June 30, 2021 from December 31, 2020.

			2021 vs.
	Six Months Ended		2020
	June 30,		Variance
	2021	2020	$
Net cash provided by operating activities	$16,471	$6,599	$9,872
Net cash used in investing activities	(5,885)	(18,342)	12,457
Net cash (used in) provided by financing activities	(9,865)	17,275	(27,140)
Effect of foreign exchange rates on cash	(468)	71	(539)
Net increase in cash and cash equivalents	$253	$5,603	$(5,350)

During the six months ended June 30, 2021, the increase in cash provided by operating activities is primarily due to net income adjusted for non-cash items and cash provided from working capital activity in 2021 compared to 2020.

Cash used in investing activities in the six months ended June 30, 2021 relates entirely to purchases of property and equipment. Purchases of property and equipment were $5,885 during the six months ended June 30, 2021 compared to $3,614 during the six months ended June 30, 2020 reflecting continued commitments to capital expenditure projects supporting customer and growth initiatives. Cash used in investing activities in the prior year period included a $14,728 outflow related to the acquisition of Dynamic Controls. Capital expenditures are expected to be between $12,000 and $15,000 for 2021.

The decrease in cash provided by financing activities in the six months ended June 30, 2021 from the six months ended June 30, 2020 is because the 2020 period included the acquisition of Dynamic Controls for approximately $14,700, net of cash received. At June 30, 2021, we had $112,897 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. We were in compliance with all covenants at June 30, 2021.

As of June 30, 2021, the unused Amended Revolving Facility was $112,103. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the six months ended June 30, 2021 and 2020, respectively.

The Company declared dividends of $0.045 and $0.040 per share during the six months ended June 30, 2021 and 2020, respectively.

Although there is ongoing uncertainty related to the anticipated impact of COVID-19 and variants on our future results, we believe our diverse markets, and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility in the second quarter of 2020 leaves us well-positioned to manage our business through the crisis as it continues to unfold. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada, Mexico, the United Kingdom and New Zealand which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar, Mexican pesos, British Pound Sterling and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,000 on our sales for the three months ended June 30, 2021 and $8,500 on our sales for the six months ended June 30, 2021. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended June 30, 2021 increased sales in comparison to the quarter ended June 30, 2020 by $4,104. For the six months ended June 30, 2021, we estimate that foreign currency exchange rate fluctuations increased sales $8,378 in 2021 compared to 2020.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustment was a gain of $955 and $1,932 for the three months ended June 30, 2021 and 2020, respectively. The translation adjustment was a loss of $3,052 and $496 for the six months ended June 30, 2021 and 2020, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately

$10,900 on our foreign net assets as of June 30, 2021. Beginning in the first quarter of 2021, we began entering into contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $10,000 at June 30, 2021. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2021, we recorded a gain of $74 and a loss of $66 on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to a loss of $39 and $118 for the three months ended June 30, 2021 and 2020, respectively. Net foreign currency transaction gains and losses included in other expense, net amounted to a loss of $27 and $210 for the six months ended June 30, 2021 and 2020, respectively.

Interest Rates

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate plus a margin of 1.00% to 1.75% (1.50% at June 30, 2021) or the Prime Rate plus a margin of 0% to 0.75% (0.50% at June 30, 2021), in each case depending on the Company’s Total Leverage Ratio. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of June 30, 2021, we had $112,897 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 9, Debt Obligations of the Notes to condensed consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $52,897 of unhedged floating rate debt outstanding at June 30, 2021 would have approximately a $130 and $265 impact on our interest expense for the three and six months ended June 30, 2021, respectively.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

Except as noted below and to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors, there have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2020. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2020 Annual Report and 10-K.

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers.

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in or necessary to conduct business. We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store, and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our technology systems and data. In addition, the laws and regulations governing security of data on IT systems is evolving and adding another layer of complexity in the form of new requirements. In the past, we have had cybersecurity incidents and we have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts to evaluate and test our systems, employee training and security policies for employees and third-party providers.

As of late, the frequency and the techniques used in these attacks has increased significantly and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect our IT systems and data will increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches (including ransomware, denial-of-service attacks, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data) and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, ransom payments, litigation and regulatory actions.

We are also subject to an increasing number of evolving data privacy and security laws and regulations. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. The European Union (“EU”) and United Kingdom’s General Data Protection Regulations and the EU’s pending ePrivacy Regulation could disrupt our ability to sell products and solutions or use and transfer data because such activities may not be in compliance with applicable laws. Additionally, cybersecurity incidents related to export control technology information of our Aerospace & Defense customers could subject us to additional reporting requirements, could disrupt our ability to sell products to those customers and could subject us to additional costs, penalties, and fines all of which may be material to our operating results.

The Audit Committee of the Board of Directors is responsible for information security oversight and is comprised entirely of independent directors. Additionally, two members of the Company’s Board of Directors have relevant information security and cybersecurity experience. As part of their oversight, senior leadership meets with the Audit Committee at least annually to discuss information security and cybersecurity matters.

Over the last three years, the Company has experienced one known information security breach, in connection with a ransomware incident that occurred in June 2021. Over the last three years, costs incurred related to information security breaches did not have a material adverse effect on our results of operations. However, as cybersecurity incidents continue to increase in scope and frequency, we may be unable to prevent a significant incident in the future which may materially impact our results of operations. Every two to three years, the Company is audited by an external security services provider to the National Institute of Standards and Technology (NIST) SP 800-171 standards and enhances its security framework based upon the results of those audits. For new associates, and on an annual basis, the Company requires associates to take security awareness training and has an on-going phishing recognition training and testing programs.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1) (2)	per Share (2)	Announced Plans or Programs	Under the Plans or Programs
04/01/21 to 04/30/21	22,985	$34.85	—	—
05/01/21 to 05/31/21			—	—
06/01/21 to 06/30/21			—	—
Total	22,985	$34.85	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At June 30, 2021, the Company did not have an authorized stock repurchase plan in place.

(2)	Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on April 30, 2021.

Item 6. Other Information

None.

Item 7.  Exhibits

(a)	Exhibits

10.1

Third Amendment to First Amended and Restated Credit Agreement dated as of June 17, 2021 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers (filed herewith).

	10.2*	Director Compensation Program, Stock Ownership Requirements and Stock-in-Lieu of Cash Retainer Plan (filed herewith.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 4, 2021	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Chief Financial Officer