Form 10-Q
period 2021-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2021-11-03
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

Number of Shares of the only class of Common Stock outstanding: 14,714,802 as of November 3, 2021

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,209	$23,131
Trade receivables, net of provision for credit losses of $545 and $382 at September 30, 2021 and December 31, 2020, respectively	55,723	47,377
Inventories	72,239	62,978
Prepaid expenses and other assets	10,365	8,728
Total current assets	157,536	142,214
Property, plant and equipment, net	55,215	55,428
Deferred income taxes	7,188	330
Intangible assets, net	60,643	65,859
Goodwill	60,583	61,860
Right of use assets	17,104	19,023
Other long-term assets	5,341	4,483
Total Assets	$363,610	$349,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,131	$27,668
Accrued liabilities	27,315	24,862
Total current liabilities	62,446	52,530
Long-term debt	109,312	120,079
Deferred income taxes	4,230	4,659
Pension and post-retirement obligations	5,139	5,340
Right of use liabilities	13,126	14,975
Other long-term liabilities	6,945	8,558
Total liabilities	201,198	206,141
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 14,715 and 14,632 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	43,792	41,278
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	126,568	105,065
Accumulated other comprehensive loss	(7,948)	(3,287)
Total stockholders’ equity	162,412	143,056
Total Liabilities and Stockholders’ Equity	$363,610	$349,197

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$103,509	$94,653	$306,723	$273,696
Cost of goods sold	71,488	66,513	213,417	191,054
Gross profit	32,021	28,140	93,306	82,642
Operating costs and expenses:
Selling	4,365	3,734	12,979	11,819
General and administrative	10,620	10,008	32,549	28,880
Engineering and development	6,768	6,434	20,967	18,865
Business development	94	8	268	432
Amortization of intangible assets	1,504	1,499	4,527	4,423
Total operating costs and expenses	23,351	21,683	71,290	64,419
Operating income	8,670	6,457	22,016	18,223
Other expense, net:
Interest expense	777	844	2,445	2,799
Other (income) expense, net	(29)	231	(158)	307
Total other expense, net	748	1,075	2,287	3,106
Income before income taxes	7,922	5,382	19,729	15,117
Income tax (provision) benefit	(1,950)	(1,369)	2,804	(4,173)
Net income	$5,972	$4,013	$22,533	$10,944
Basic earnings per share:
Earnings per share	$0.41	$0.28	$1.57	$0.77
Basic weighted average common shares	14,411	14,271	14,375	14,231
Diluted earnings per share:
Earnings per share	$0.41	$0.28	$1.56	$0.76
Diluted weighted average common shares	14,502	14,369	14,478	14,309
Net income	$5,972	$4,013	$22,533	$10,944
Other comprehensive income:
Foreign currency translation adjustment	(2,528)	3,433	(5,580)	2,937
Gain (loss) on derivatives	155	70	919	(1,347)
Comprehensive income	$3,599	$7,516	$17,872	$12,534

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2020	14,632	$47,085	$(5,807)	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988		988					988
Issuance of restricted stock, net of forfeitures	81	3,001	(2,872)	129					129
Stock-based compensation expense			797	797					797
Shares withheld for payment of employee payroll taxes	(21)	(256)		(256)					(256)
Comprehensive (loss) income						(4,007)	929		(3,078)
Tax effect of derivative transactions							(221)		(221)
Net income					11,927				11,927
Dividends to stockholders - $0.02					(294)				(294)
Balances, March 31, 2021	14,724	50,818	(7,882)	42,936	116,698	(4,223)	(730)	(1,633)	153,048
Issuance of restricted stock, net of forfeitures	15	472	(474)	(2)					(2)
Stock-based compensation expense			1,000	1,000					1,000
Shares withheld for payment of employee payroll taxes	(23)	(1,344)		(1,344)					(1,344)
Comprehensive income						955	74		1,029
Tax effect of derivative transactions							(18)		(18)
Net income					4,634				4,634
Dividends to stockholders - $0.025					(368)				(368)
Balances, June 30, 2021	14,716	49,946	(7,356)	42,590	120,964	(3,268)	(674)	(1,633)	157,979
Issuance of restricted stock, net of forfeitures	1	22	(23)	(1)					(1)
Stock-based compensation expense			1,303	1,303					1,303
Shares withheld for payment of employee payroll taxes	(2)	(100)		(100)					(100)
Comprehensive (loss) income						(2,528)	203		(2,325)
Tax effect of derivative transactions							(48)		(48)
Net income					5,972				5,972
Dividends to stockholders - $0.025					(368)				(368)
Balances, September 30, 2021	14,715	$49,868	$(6,076)	$43,792	$126,568	$(5,796)	$(519)	$(1,633)	$162,412

See accompanying notes to condensed consolidated financial statements.

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders'
	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2019	14,399	$41,642	$(4,506)	$37,136	$92,589	$(8,626)	$(277)	$(1,628)	$119,194
Stock transactions under employee benefit stock plans	48	1,252		1,252					1,252
Issuance of restricted stock, net of forfeitures	156	3,574	(3,089)	485					485
Stock-based compensation expense			789	789					789
Shares withheld for payment of employee payroll taxes	(36)	(256)		(256)					(256)
Comprehensive loss						(2,428)	(1,432)		(3,860)
Tax effect of derivative transactions							344		344
Net income					4,035				4,035
Dividends to stockholders - $0.02					(290)				(290)
Balances, March 31, 2020	14,567	46,212	(6,806)	39,406	96,334	(11,054)	(1,365)	(1,628)	121,693
Issuance of restricted stock, net of forfeitures	57	1,222	(1,222)	—					—
Stock-based compensation expense			921	921					921
Shares withheld for payment of employee payroll taxes	(8)	(541)		(541)					(541)
Comprehensive income (loss)						1,932	(433)		1,499
Tax effect of derivative transactions							104		104
Net income					2,896				2,896
Dividends to stockholders - $0.02					(292)				(292)
Balances, June 30, 2020	14,617	46,893	(7,107)	39,786	98,938	(9,122)	(1,694)	(1,628)	126,280
Issuance of restricted stock, net of forfeitures	21	555	(555)	—					—
Stock-based compensation expense			905	905					905
Shares withheld for payment of employee payroll taxes	(2)	(17)		(17)					(17)
Comprehensive income						3,433	91		3,524
Tax effect of derivative transactions							(21)		(21)
Net income					4,013				4,013
Dividends to stockholders - $0.02					(292)				(292)
Balances, September 30, 2020	14,636	$47,431	$(6,757)	$40,674	$102,659	$(5,689)	$(1,624)	$(1,628)	$134,392

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$22,533	$10,944
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,317	11,682
Deferred income taxes	(7,440)	(931)
Stock-based compensation expense	3,100	2,640
Debt issue cost amortization recorded in interest expense	106	109
Other	1,235	360
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(9,586)	(2,136)
Inventories	(11,747)	(4,575)
Prepaid expenses and other assets	(675)	(725)
Accounts payable	8,168	492
Accrued liabilities	909	(2,840)
Net cash provided by operating activities	19,920	15,020

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,761)	(6,560)
Consideration paid for acquisitions, net of cash acquired	—	(14,728)
Net cash used in investing activities	(9,761)	(21,288)

Cash Flows From Financing Activities:
Borrowings on long-term debt	819	26,979
Principal payments of long-term debt	(11,417)	(12,299)
Payment of debt issuance costs	—	(401)
Dividends paid to stockholders	(1,007)	(875)
Tax withholdings related to net share settlements of restricted stock	(1,700)	(814)
Net cash (used in) provided by financing activities	(13,305)	12,590
Effect of foreign exchange rate changes on cash	(776)	489
Net (decrease) increase in cash and cash equivalents	(3,922)	6,811
Cash and cash equivalents at beginning of period	23,131	13,416
Cash and cash equivalents at end of period	$19,209	$20,227

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$630	$398

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

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between the foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying condensed consolidated statements of stockholders’ equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the foreign subsidiaries are included in the results of operations as incurred in other (income) expense, net.

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

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $100 are included in business development on the condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2021 related to the consolidation of the Twinsburg facility. Costs incurred include accelerated depreciation, accelerated lease costs, severance and other payroll related costs.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of September 30, 2021.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2021	2020	2021	2020
Vehicle	$33,931	$32,378	$102,113	$79,017
Industrial	35,269	25,307	100,351	86,882
Medical	21,030	23,448	64,554	62,260
Aerospace & Defense	8,291	8,844	24,313	30,503
Other	4,988	4,676	15,392	15,034
Total	$103,509	$94,653	$306,723	$273,696

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2021	2020	2021	2020
United States	$64,326	$56,185	$182,673	$159,862
Europe	30,943	31,800	99,643	93,944
Asia-Pacific	8,240	6,668	24,407	19,890
Total	$103,509	$94,653	$306,723	$273,696

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Contract liabilities in accrued liabilities	$354	$898
Contract liabilities in other long-term liabilities	247	262
	$601	$1,160

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	September 30,	December 31,
	2021	2020
Parts and raw materials	$54,077	$44,750
Work-in-process	7,785	6,186
Finished goods	10,377	12,042
	$72,239	$62,978

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

		September 30,	December 31,
	Useful lives	2021	2020
Land		$984	$999
Building and improvements	5 - 39 years	14,297	14,169
Machinery, equipment, tools and dies	3 - 15 years	81,330	79,738
Construction work in progress		9,370	6,821
Furniture, fixtures and other	3 - 10 years	19,245	16,313
		125,226	118,040
Less accumulated depreciation		(70,011)	(62,612)
Property, plant and equipment, net		$55,215	$55,428

Depreciation expense was approximately $2,923 and $2,556 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $8,790 and $7,259, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2021 is as follows (in thousands):

September 30,
2021
Beginning balance	$61,860
Effect of foreign currency translation	(1,277)
Ending balance	$60,583

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		September 30, 2021			December 31, 2020
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	8 - 17 years	$69,237	$(26,558)	$42,679	$69,833	$(23,636)	$46,197
Trade name	10 - 19 years	13,888	(5,706)	8,182	14,055	(5,061)	8,994
Design and technologies	10 - 15 years	15,134	(5,362)	9,772	15,531	(4,874)	10,657
Patents	17 years	24	(14)	10	24	(13)	11
Total		$98,283	$(37,640)	$60,643	$99,443	$(33,584)	$65,859

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Amortization expense for intangible assets was $1,504 and $1,499 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $4,527 and $4,423, respectively.

Estimated future intangible asset amortization expense as of September 30, 2021 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2021	$1,500
2022	6,048
2023	6,060
2024	5,733
2025	5,715
2026	5,703
Thereafter	29,884
Total estimated amortization expense	$60,643

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2021, 109,462 shares of unvested restricted stock were awarded at a weighted average market value of $32.06. Of the restricted shares granted, 63,432 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2021:

Number of
shares
Outstanding at beginning of period	357,342
Awarded	109,462
Vested	(145,094)
Forfeited	(10,044)
Outstanding at end of period	311,666

Stock-based compensation expense, net of forfeitures, of $1,303 and $920 was recorded for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, stock based compensation expense, net of forfeitures, of $3,100 and $2,640 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and fringe benefits	$14,104	$11,184
Warranty reserve	1,963	1,571
Income taxes payable	2,127	1,459
Right of use liabilities	4,347	4,666
Other accrued expenses	4,774	5,982
	$27,315	$24,862

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Long-term Debt
Revolving Credit Facility, long-term (1)	$109,783	$120,656
Unamortized debt issuance costs	(471)	(577)
Long-term debt	$109,312	$120,079
(1)	The effective rate of the Amended Revolving Facility is 2.42% at September 30, 2021.

Amended Revolving Credit Facility

The First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) includes a $225 million revolving credit facility (the “Amended Revolving Facility”). The Amended Credit Agreement includes (i) a maximum principal amount of $225 million, (ii) a $75 million accordion amount, and (iii) a maturity date of February 2025.

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At September 30, 2021, the applicable margin for LIBOR Rate borrowings was 1.50% and the applicable margin for Prime Rate borrowings was 0.50%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.175% at September 30, 2021) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, Total Leverage Ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. The Company was in compliance with all covenants at September 30, 2021.

As of September 30, 2021, the unused Amended Revolving Facility was $115,217. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Other

The China Credit Facility provides credit of $1,547 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There have been no borrowings during the nine months ended September 30, 2021 or 2020, respectively, and there is no balance in the China Facility at September 30, 2021 and December 31, 2020.

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

Beginning in the first quarter of 2021, the Company began entering into contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $10,500 at September 30, 2021. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2021, the Company had losses of $82 and $149, respectively, on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net.

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

The Company estimates that an additional $657 will be reclassified as an increase to interest expense over the next twelve months related to its interest rate derivatives. Additionally, the Company does not use derivatives for trading or speculative purposes.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2021	2020
Interest rate products	Accrued liabilities	$313	$—
Interest rate products	Other long-term liabilities	370	1,889
Foreign currency contracts	Accrued liabilities	38	—
		$721	$1,889

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax gain (loss) recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest rate products	$(34)	$(133)	$513	$(2,184)

	Amount of pre-tax loss reclassified		Amount of pre-tax loss reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of (loss) gain reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2021	2020	2021	2020

Interest expense	$(237)	$(224)	$(693)	$(410)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2021	2020	2021	2020
Interest rate products	Interest Expense	$777	$844	$2,445	$2,799

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands):

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$738	$17	$721	$—	$—	$721

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,889	$—	$1,889	$—	$—	$1,889

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,765	$—	$—
Deferred compensation plan assets	4,458	—	—
Interest rate swaps	—	(683)	—
Foreign currency hedge contracts	—	(38)	—

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	December 31, 2020
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,347	$—	$—
Deferred compensation plan assets	5,386	—	—
Interest rate swaps	—	(1,889)	—

12.    INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws, settlements with taxing authorities and foreign currency fluctuations.

The effective income tax rate was 24.6% and 25.4% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate includes a discrete tax benefit of (2.9%) and (2.6%), respectively. For the three months ended September 30, 2021 the discrete tax benefit related primarily to the net amount recognized of Portuguese investment tax credits. For the three months ended September 30, 2020 the discrete tax benefit is primarily related to global intangible low-taxed income (GILTI) regulation changes. For the nine months ended September 30, 2021 and 2020, the effective income tax rate was (14.2%) and 27.6%, respectively. The effective tax rate includes a discrete tax benefit of (41.3%) and (0.3%), respectively. The discrete tax benefit for the nine months ended September 30, 2021 is primarily related to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period, which allows us to use the carryforwards in future periods. The discrete tax benefit for the nine months ended September 30, 2020 primarily related to GILTI regulation changes partially offset by share-based payment awards.

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

Supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating leases	$3,988	$3,341
Right of use assets obtained in exchange for operating lease obligations	$2,224	$2,395

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2021 (in thousands):

Remainder of 2021	$1,296
2022	4,389
2023	3,151
2024	2,379
2025	2,173
2026	1,143
Thereafter	4,229
Total undiscounted cash flows	$18,760
Less: present value discount	(1,287)
Total lease liabilities	$17,473

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

As of September 30, 2021, the Company has entered into leases with future minimum lease payments of $13,700 that has not yet commenced.

The Company leases certain facilities from a company for which one of our executive officers is a part owner. In connection with such leases, the Company made payments to the lessor of $500 during the year ended December 31, 2020 and is obligated to make payments of $700 during the year ending December 31, 2021. Future minimum lease payments under the leases as of September 30, 2021 are $7,827.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the three months ended September 30, 2021 and 2020 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2021	$(1,633)	$(886)	$212	$(3,268)	$(5,575)
Unrealized loss on cash flow hedges	—	(34)	8	—	(26)
Amounts reclassified from AOCI	—	237	(56)	—	181
Foreign currency translation loss	—	—	—	(2,528)	(2,528)
At September 30, 2021	$(1,633)	$(683)	$164	$(5,796)	$(7,948)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2020	$(1,628)	$(2,228)	$534	$(9,122)	$(12,444)
Unrealized loss on cash flow hedges	—	(133)	33	—	(100)
Amounts reclassified from AOCI	—	224	(54)	—	170
Foreign currency translation gain	—	—	—	3,433	3,433
At September 30, 2020	$(1,628)	$(2,137)	$513	$(5,689)	$(8,941)

AOCI for the nine months ended September 30, 2021 and 2020 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2020	$(1,633)	$(1,889)	$451	$(216)	$(3,287)
Unrealized gain on cash flow hedges	—	513	(121)	—	392
Amounts reclassified from AOCI	—	693	(166)	—	527
Foreign currency translation loss	—	—	—	(5,580)	(5,580)
At September 30, 2021	$(1,633)	$(683)	$164	$(5,796)	$(7,948)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2019	$(1,628)	$(363)	$86	$(8,626)	$(10,531)
Unrealized loss on cash flow hedges	—	(2,184)	524	—	(1,660)
Amounts reclassified from AOCI	—	410	(97)	—	313
Foreign currency translation gain	—	—	—	2,937	2,937
At September 30, 2020	$(1,628)	$(2,137)	$513	$(5,689)	$(8,941)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.02 in the first quarter of 2021 and $0.025 per share in the second and third quarters of 2021. The Company declared a quarterly dividend of $0.02 per share in each quarter of 2020. Total dividends declared were $1,030 and $874 in the nine months ended September 30, 2021 and 2020, respectively.

16.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	14,411	14,271	14,375	14,231
Dilutive effect of equity awards	91	98	103	78
Diluted weighted average shares outstanding	14,502	14,369	14,478	14,309

For the three and nine months ended September 30, 2021 and 2020, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues derived from foreign subsidiaries	$39,183	$38,468	$124,050	$113,834

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are attributable to Europe and Asia-Pacific.

Identifiable foreign fixed assets were $32,452 and $34,855 as of September 30, 2021 and December 31, 2020, respectively.

Sales to customers outside of the United States by all subsidiaries were $45,350 and $41,411 during the three months ended September 30, 2021 and 2020, respectively and $140,565 and $128,170 for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021 and 2020, one customer accounted for 16% and 20% of revenues, respectively and for the nine months ended September 30, 2021 and 2020 for 16% and 15% of revenues, respectively. As of September 30, 2021 and December 31, 2020 this customer represented 16% and 22% of trade receivables, respectively.

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

19.    SUBSEQUENT EVENTS

Acquisition

On November 2, 2021, the Company acquired 100% of the outstanding stock of ORMEC Systems Corp. (“ORMEC”), a New York developer and manufacturer of mission critical electro-mechanical automation solutions and motion control products including multi-axis controls, electronic drives and actuators for the automation and aerospace industries. In addition to its products, ORMEC designs and manufactures complete electro-mechanical and software solutions for custom automation applications. ORMEC strengthens the Company’s technical expertise and adds a higher level of precision motion control systems and solutions to our offerings.

The purchase price was approximately $9,000, comprised of $8,615 in cash and $385 in Company stock (10,685 shares at $36.07 closing stock price on November 1, 2021). The purchase price is subject to adjustments based on a determination of closing net working capital. The Company expects to determine the preliminary purchase price allocation during the fourth quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel, and in particular those who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially from the Company’s forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Environment

COVID-19

The outbreak of the novel strain of Coronavirus (“COVID-19”) and the impact of the Delta and other variants has created significant impacts and disruptions to the U.S. and global economies and are likely to do so for the foreseeable future. We expect that COVID-19 will continue to adversely affect portions of our business, including our global supply chain and manufacturing operations. We experienced reductions in customer demand in several of our served markets during periods of 2020 and 2021 due to the impact of COVID-19, offset by increases and rebounds in customer demand in several served markets, resulting in record levels of total bookings in the second and third quarters of 2021. The operational ability of our suppliers to provide the necessary quantity of materials on a timely basis has been reduced, which has impacted the predictability of our global supply chain, and resulted in some increased costs to secure and place materials into production and forced us to delay product shipments. During the remainder of 2021, we expect the impact of COVID-19 on our operations will continue to challenge certain aspects of our business, particularly our global supply chain and our ability to hire direct labor. Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business.

In response to COVID-19, we have taken and will continue to take proactive, aggressive action to protect the health and safety of our employees, customers, partners, suppliers and communities. We continue to follow rigorous safety measures in all of our sites, including social distancing protocols, incorporating a work from home model at certain times for those employees that do not need to be physically present to perform their work, limiting travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. These measures have been implemented on a worldwide basis and have been adjusted prudently as requirements and conditions change. We will continue to monitor and act in accordance with government authorities requirements or recommendations and evolving best practices.

Our Company provides essential and important products, including some that our customers rely on to address COVID-19. We manufacture and deliver critical motion control components, including electronic drives, motors and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including COVID-19. We are a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

Global demand and capacity to produce ventilators increased significantly during portions of 2020, and we supplied the critical motion control components for the ventilators. The Company rapidly deployed resources to increase production capacity to meet the surge in demand that has been experienced for certain types of medical products related to combatting the COVID-19 virus. While the demand for certain items, such as ventilators, has returned to normalized levels in 2021, we continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts.

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

To conserve cash and maximize operational efficiency while supporting growth plans, we continue to align variable costs with demand, maintain and enhance key engineering capabilities, and control discretionary spending. The Company continues to closely monitor events and conditions resulting from COVID-19.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will continue to depend on future developments, including the duration and spread of the virus and variants, the potential for additional waves, its impact on our customers, suppliers and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

China Energy Shortage

During the third quarter of 2021, certain regions of China experienced energy shortages which impacted our facilities. One of our China locations was shut down for one week as a result of the restrictions on energy usage imposed by the Chinese government. The impact was not material to our results for the third quarter of 2021, however, there continue to be uncertainties related to the energy shortages that may impact us in the fourth quarter and beyond. We have been able to proactively mitigate the impact of the restrictions on energy usage to date by managing our scheduling at the impacted facilities.

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $100 are included in business development on the condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2021 related to the consolidation of the Twinsburg facility. Total costs of approximately $1,000 are expected to be incurred in connection with this initiative and will include accelerated depreciation, accelerated lease costs, severance and other payroll related costs, legal costs, and costs to relocate inventory and machinery and equipment. This initiative is expected to be completed during the second quarter of 2022.

Stock Split

On April 30, 2021, we effected a 3-for-2 stock split. References to numbers of shares of common stock and per share data have been adjusted to reflect the stock split on a retrospective basis. Refer to Note 1, Basis of Preparation and Presentation in the notes to condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q for further information.

Cyber Breach

During the second quarter 2021, we were the subject of a cyber security breach. We discovered the issue soon after the intrusion and implemented our contingency and disaster recovery plans, including engaging legal, security and forensic experts in this field. We were able to contain the issue and were successful in getting our operations back up and running without a material impact to our results for the quarter. As a result of the lessons learned and in consultation with cybersecurity experts, we have implemented additional security measures that further safeguard our systems. No ransom was paid related to this breach.

Recent Accounting Pronouncements

Refer to Note 18, Recent Accounting Pronouncements in the notes to condensed consolidated financial statements of Part 1, Item 1 of this Form 10-Q for information regarding recently adopted accounting standards and their potential impact on our financial condition or results of operations.

Operating Results

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	For the three months ended		2021 vs. 2020
	September 30,		Variance
(Dollars in thousands, except per share data)	2021	2020	$	%
Revenues	$103,509	$94,653	$8,856	9%
Cost of goods sold	71,488	66,513	4,975	7%
Gross profit	32,021	28,140	3,881	14%
Gross margin percentage	30.9%	29.7%
Operating costs and expenses:
Selling	4,365	3,734	631	17%
General and administrative	10,620	10,008	612	6%
Engineering and development	6,768	6,434	334	5%
Business development	94	8	86	NM %
Amortization of intangible assets	1,504	1,499	5	0%
Total operating costs and expenses	23,351	21,683	1,668	8%
Operating income	8,670	6,457	2,213	34%
Interest expense	777	844	(67)	(8)%
Other (income) expense, net	(29)	231	(260)	(113)%
Total other expense	748	1,075	(327)	(30)%
Income before income taxes	7,922	5,382	2,540	47%
Income tax provision	(1,950)	(1,369)	(581)	42%
Net income	$5,972	$4,013	$1,959	49%

Effective tax rate	24.6%	25.4%
Diluted earnings per share	$0.41	$0.28	$0.13	46%
Bookings	$119,940	$88,958	$30,982	35%
Backlog	$185,561	$123,700	$61,861	50%

REVENUES: For the quarter, the increase in revenues is primarily due to increases in our Industrial market and our Vehicle market, as we continue to experience strong demand and recovery. Sales to our Medical market declined as compared to the prior year as COVID-19 related demand for ventilators and respirators normalized back to pre-pandemic levels.

Sales to U.S. customers were 56% of total sales for the third quarter 2021, which was consistent with the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 8.5% volume increase along with a 0.9% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: We experienced a record level of bookings during the third quarter of 2021. The increase in bookings in the third quarter of 2021 compared to the third quarter of 2020 is largely due to increases in our Industrial and Vehicle markets reflecting improvements in the general economy along with growth in our core businesses. The increase in backlog as of September 30, 2021, compared to September 30, 2020, was driven by these factors along with global supply chain challenges that continue to be present in the environments that we operate.

GROSS PROFIT AND GROSS MARGIN: Gross margins improved to 30.9% for the third quarter of 2021, compared to 29.7% for the third quarter of 2020. The increase in gross margin percentage was driven by volume increases of higher margin products in our Industrial and Vehicle markets compared to lower volumes of pandemic related Medical market products with lower margins. The margin expansion was somewhat muted by higher material and labor costs as well as costs associated with proactively addressing the challenging global supply chain environment to meet the needs of our customers.

SELLING EXPENSES: Selling expenses increased 17% in the third quarter of 2021 compared to the same period of 2020. This is reflective of higher incentive compensation tied to improved revenue and profitability, along with the cost control efforts related to the COVID-19 pandemic that were more impactful in the third quarter of 2020. Selling expenses as a percentage of revenues in the third quarter of 2021 were flat compared to the same period last year at approximately 4%.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 6% in the third quarter 2021 from the third quarter 2020 due to increased costs from our incentive compensation programs which are aligned with our revenue and profit growth, along with cost control efforts that were more impactful in the third quarter of 2020 due to COVID-19. As a percentage of revenues, general and administrative expenses were slightly lower for the quarter ended September 30, 2021 at 10% compared to 11% for the same period in 2020.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 5% in the third quarter of 2021 compared to the same quarter last year. The increase is due to the continued ramp up of development projects to meet the future needs of target markets and customer applications, as well as higher incentive compensation costs. As a percentage of revenues, engineering and development expenses were consistent at 7% for the quarter ended September 30, 2021 compared to the same period in 2020.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense was consistent in the current quarter compared to the same period in the prior year.

INTEREST EXPENSE: Interest expense decreased by 8% in the third quarter 2021 due to lower debt levels compared to the same period in 2020.

INCOME TAXES:  The effective income tax rate was 24.6% and 25.4% in the third quarter 2021 and 2020, respectively. The effective tax rate includes a discrete tax benefit of (2.9%) and (2.6%) for the third quarters of 2021 and 2020, respectively. The discrete tax benefit for the third quarter of 2021 is primarily related to the net amount recognized of Portuguese investment tax credits. The discrete tax benefit for the third quarter of 2020 is primarily related to GILTI regulation changes.

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

NET INCOME: Net income increased during the third quarter 2021 compared to the third quarter 2020 reflecting the results of increased revenue, improved gross margins, as well as the lower effective tax rate, partially offset by increased operating costs and expenses.

EBITDA AND ADJUSTED EBITDA: EBITDA was $13,126 for the third quarter of 2021 compared to $10,281 for the same quarter last year. The increase in the third quarter of 2021 compared to the third quarter of 2020 is primarily due to higher gross profit driven by sales growth and gross margin improvement, partially offset by increased operating expenses, most notably incentive compensation. Adjusted EBITDA was $14,454 and $11,492 for the third quarters of 2021 and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, benefit (provision) for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss, and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	For the nine months ended		2021 vs. 2020
	September 30,		Variance
(Dollars in thousands, except per share data)	2021	2020	$	%
Revenues	$306,723	$273,696	$33,027	12%
Cost of goods sold	213,417	191,054	22,363	12%
Gross profit	93,306	82,642	10,664	13%
Gross margin percentage	30.4%	30.2%
Operating costs and expenses:
Selling	12,979	11,819	1,160	10%
General and administrative	32,549	28,880	3,669	13%
Engineering and development	20,967	18,865	2,102	11%
Business development	268	432	(164)	(38)%
Amortization of intangible assets	4,527	4,423	104	2%
Total operating costs and expenses	71,290	64,419	6,871	11%
Operating income	22,016	18,223	3,793	21%
Interest expense	2,445	2,799	(354)	(13)%
Other (income) expense, net	(158)	307	(465)	(151)%
Total other expense, net	2,287	3,106	(819)	(26)%
Income before income taxes	19,729	15,117	4,612	31%
Income tax benefit (provision)	2,804	(4,173)	6,977	(167)%
Net income	$22,533	$10,944	$11,589	106%

Effective tax rate	(14.2)%	27.6%
Diluted earnings per share	$1.56	$0.76	$0.80	105%
Bookings	$353,558	$262,246	$91,312	35%
Backlog	$185,561	$123,700	$61,861	50%

REVENUES: For the year to date 2021, the increase in revenues reflects improved sales in certain markets we serve, specifically Vehicle and Industrial, as well as the inclusion of Dynamic Controls for the full nine months of 2021. The increase reflects the economic recovery and the increases in demand from our served markets, as certain markets were negatively affected in the prior year period due to the economic environment brought on by the COVID-19 pandemic.

Sales to U.S. customers were 54% of total sales for the year to date 2021 compared with 53% for the same period last year, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 8.7% volume increase in addition to a 3.4% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The increase in bookings during 2021 compared to 2020 is largely due to increases in our Vehicle and Industrial markets reflecting improvements in the general economy along with growth in our core businesses. The increase in backlog as of September 30, 2021, compared to September 30, 2020 was related to these factors as well as global supply chain challenges that continue to be present in the environments that we operate.

GROSS PROFIT AND GROSS MARGIN: Gross margins improved to 30.4% for year to date 2021, compared to 30.2% for the first nine months of 2020. The increase in gross margin percentage was largely driven by volume increases of higher margin products in our Industrial and Vehicle markets compared to lower volumes of pandemic related Medical market products with lower margins. The margin expansion was somewhat muted by higher material and labor costs as well as costs associated with addressing the challenging global supply chain environment to meet the needs of our customers.

SELLING EXPENSES: Selling expenses increased 10% during the nine months ended September 30, 2021 compared to the same period of 2020 primarily due to higher incentive compensation as well as the inclusion of Dynamic Controls for the full nine months of 2021. Cost control efforts related to the COVID-19 pandemic in 2020, specifically travel restrictions, resulted in lower than normal expense levels compared to 2021. Selling expenses as a percentage of revenues were comparable at approximately 4% during the first nine months of 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 13% during the nine months ended September 30, 2021 compared to the same period of 2020 due primarily to the increased costs associated with our incentive compensation programs which are aligned with our revenue and profit growth, as well as the inclusion of Dynamic Controls for the full nine months of 2021. Also, the first nine months of 2020 was favorably impacted by significant COVID-19 cost containment efforts. As a percentage of revenues, general and administrative expenses were consistent at 11% in each period.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 11% for the first nine months of 2021 compared to the same period last year. Part of the increase relates to the inclusion of Dynamic Controls, whose focus is electronics and software engineering, for the full nine months of 2021. The increase is also due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs and higher incentive compensation. As a percentage of revenues, engineering and development expenses were comparable at approximately 7% for the nine months ended September 30, 2021 and 2020, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization expense increased 2% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the inclusion of a full nine months of intangible amortization from the Dynamic Controls acquisition in 2020.

INTEREST EXPENSE: Interest expense decreased by 13% in the nine months ended September 30, 2021 due to lower interest rates and lower debt balances compared to the same period in 2020.

INCOME TAXES:  For the nine months ended September 30, 2021 and 2020, the effective income tax rate was (14.2%) and 27.6%, respectively. The effective tax rate includes a discrete tax benefit of (41.3%) and (0.3%), respectively, for the 2021 and 2020 periods. The discrete tax benefit for the nine months ended September 30, 2021 is primarily related to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period. The discrete tax benefit for the nine months ended September 30, 2020 is primarily due to GILTI regulation changes partially offset by share-based payment awards.

NET INCOME: Net income increased during the nine months ended September 30, 2021 compared to the same period in 2020 reflecting the impact of increased revenue, as well as the effect of a $7,373 discrete tax benefit in the first quarter of 2021.

EBITDA AND ADJUSTED EBITDA: EBITDA was $35,491 for the nine months ended September 30, 2021 compared to $29,598 for the nine months ended September 30, 2020. The increase in 2021 compared to 2020 is primarily due to higher gross profit driven by sales growth, partially offset by increased operating expenses. Adjusted EBITDA was $38,817 and $33,163 for the first nine months of 2021 and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measurements. EBITDA consists of income before interest expense, benefit (provision) for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss, business development, and certain other items. Refer to information included in “Non-GAAP Measures” below for a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three and nine months ended September 30, 2021 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Revenue as reported	$103,509	$306,723
Currency impact (favorable) unfavorable	(813)	(9,191)
Revenue excluding foreign currency exchange impacts	$102,696	$297,532

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income as reported	$5,972	$4,013	$22,533	$10,944
Interest expense	777	844	2,445	2,799
Provision (benefit) for income tax	1,950	1,369	(2,804)	4,173
Depreciation and amortization	4,427	4,055	13,317	11,682
EBITDA	13,126	10,281	35,491	29,598
Stock-based compensation expense	1,303	920	3,100	2,640
Business development costs	94	8	268	432
Foreign currency (gain) loss	(69)	283	(42)	493
Adjusted EBITDA	$14,454	$11,492	$38,817	$33,163

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands except per share amounts):

	For the three months ended
	September 30,
		Per diluted		Per diluted
	2021	share	2020	share
Net income as reported	$5,972	$0.41	$4,013	$0.28
Non-GAAP adjustments, net of tax
Foreign currency (gain) loss - net	(50)	—	211	0.01
Business development costs - net	72	—	6	—
Non-GAAP adjusted net income and diluted earnings per share	$5,994	$0.41	$4,230	$0.29

	For the nine months ended
	September 30,
		Per diluted		Per diluted
	2021	share	2020	share
Net income as reported	$22,533	$1.56	$10,944	$0.76
Non-GAAP adjustments, net of tax
Discrete income tax benefit	(7,373)	(0.51)	—	—
Foreign currency (gain) loss - net	(30)	—	357	0.02
Business development costs - net	205	0.01	313	0.02
Non-GAAP adjusted net income and diluted earnings per share	$15,335	$1.06	$11,614	$0.81

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $3,922 to a balance of $19,209 at September 30, 2021 from December 31, 2020.

			2021 vs.
	Nine Months Ended		2020
	September 30,		Variance
	2021	2020	$
Net cash provided by operating activities	$19,920	$15,020	$4,900
Net cash used in investing activities	(9,761)	(21,288)	11,527
Net cash (used in) provided by financing activities	(13,305)	12,590	(25,895)
Effect of foreign exchange rates on cash	(776)	489	(1,265)
Net (decrease) increase in cash and cash equivalents	$(3,922)	$6,811	$(10,733)

During the nine months ended September 30, 2021, the increase in cash provided by operating activities is primarily due to net income adjusted for non-cash items partially offset by increased cash used for working capital activity in 2021 compared to 2020.

Cash used in investing activities in the nine months ended September 30, 2021 relates to purchases of property and equipment. Purchases of property and equipment were $9,761 during the nine months ended September 30, 2021 compared to $6,560 during the nine months ended September 30, 2020 reflecting continued commitments to capital expenditure projects supporting customer and growth initiatives. Cash used in investing activities in the prior year period included a $14,728 outflow related to the acquisition of Dynamic Controls. Capital expenditures are expected to be between $12,000 and $15,000 for the full year 2021.

The change in cash provided by financing activities in the nine months ended September 30, 2021 from the nine months ended September 30, 2020 primarily is a result of a net paydown of debt of $10,598 in 2021 and the 2020 period including cash borrowed to fund the acquisition of Dynamic Controls which exceeded debt payments. At September 30, 2021, we had $109,783 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, Total Leverage Ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. We were in compliance with all covenants at September 30, 2021.

As of September 30, 2021, the unused Amended Revolving Facility was $115,217. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the nine months ended September 30, 2021 and 2020, respectively.

After assessing the strong capital and liquidity position of the Company, we declared dividends, in total, of $0.07 and $0.06 per share during the nine months ended September 30, 2021 and 2020, respectively.

Although there is ongoing uncertainty related to the anticipated impact of COVID-19 and variants on our future results, we believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility in the first quarter of 2020 leaves us well-positioned to manage our business through the crisis as it continues to unfold. We continually assess our liquidity and cash positions and have assessed the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have foreign operations in The Netherlands, Sweden, Germany, China, Portugal, Czech Republic, Canada, Mexico, the United Kingdom and New Zealand which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Czech Krona, Canadian dollar, Mexican pesos, British Pound Sterling and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,000 on our sales for the three months ended September 30, 2021 and $12,500 on our sales for the nine months ended September 30, 2021. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended September 30, 2021 increased sales in comparison to the quarter ended September 30, 2020 by $813. For the nine months ended September 30, 2021, we estimate that foreign currency exchange rate fluctuations increased sales $9,191 in 2021 compared to 2020.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustment was a loss of $2,528 and a gain of $3,433 for the three months ended September 30, 2021 and 2020, respectively. The translation adjustment was a loss of $5,580 and a gain of $2,937 for the nine months ended September 30, 2021 and 2020, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11,100 on our foreign net assets as of September 30, 2021. Beginning in the first quarter of 2021, we began entering into contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $10,500 at September 30, 2021. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2021, we recorded a loss of $82 and a loss of $149 on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other (income) expense, net amounted to a gain of $69 and a loss of $283 for the three months ended September 30, 2021 and 2020, respectively. Net foreign currency transaction gains and losses included in other (income) expense, net amounted to a gain of $42 and a loss of $493 for the nine months ended September 30, 2021 and 2020, respectively.

Interest Rates

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate plus a margin of 1.00% to 1.75% (1.50% at September 30, 2021) or the Prime Rate plus a margin of 0% to 0.75% (0.50% at September 30, 2021), in each case depending on the Company’s Total Leverage Ratio. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that mature in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of September 30, 2021, we had $109,783 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 9, Debt Obligations of the Notes to condensed consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $49,783 of unhedged floating rate debt outstanding at September 30, 2021 would have approximately a $125 and $375 impact on our interest expense for the three and nine months ended September 30, 2021, respectively.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1) (2)	per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/21 to 07/31/21	38	$35.35	—	—
08/01/21 to 08/31/21	—	—	—	—
09/01/21 to 09/30/21	2,330	34.65	—	—
Total	2,368		$—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2021, the Company did not have an authorized stock repurchase plan in place.

Item 6. Other Information

None.

Item 7.  Exhibits

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 3, 2021	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer