Form 10-K
period 2021-12-31
ALLIED MOTION TECHNOLOGIES INC
filed 2022-03-09
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $446,094,607.

Number of shares of the only class of Common Stock outstanding: 15,462,184 as of March 9, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated into Part III.

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel, and in particular those who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part II of this report and in the Company’s Annual Report in Form 10 K. Actual results, events and performance may differ materially from the Company’s forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. Business.

OVERVIEW

Allied Motion Technologies Inc. (“Allied Motion” or the “Company” or “we” or “our”) is a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries.  Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial. We are headquartered in Amherst, NY, and have global operations and sell to markets across the United States, Canada, South America, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. Our products include brush and brushless DC (BLDC) motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, mission critical electro-mechanical automation solutions, advanced linear and rotary motion systems for nano-precision applications, input/output (“I/O”) modules, industrial gateways, and other controlled motion-related products.

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

IMPACT OF COVID-19

The outbreak of the novel strain of Coronavirus (“COVID-19”) and the impact of the variants has created significant impacts and disruptions to the U.S. and global economies and are likely to do so for the foreseeable future. We expect that COVID-19 will continue to adversely affect portions of our business, including our global supply chain and manufacturing operations. We experienced reductions in customer demand in certain of our served markets and increases in demand in other of these markets during the periods of 2020 and 2021 due to the impact of COVID-19. The net result was a record level of total bookings in 2021. The operational ability of our suppliers to provide the necessary quantity of materials on a timely basis has been reduced, which has impacted the predictability of our global supply chain, and resulted in some increased costs to secure and place materials into production and forced us to delay product shipments. Throughout 2022, we expect the impact of COVID-19 on our operations will continue to challenge certain aspects of our business, particularly our global supply chain and our ability to hire direct labor. Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business.

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

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational throughout the outbreak while implementing the enhanced safety procedures.

We have taken actions since the beginning of the pandemic to strengthen our liquidity and financial condition. We renewed and increased our revolving credit facility to $225 million through February 2025 (refer to Note 7, Debt Obligations from our consolidated financial statements). Through this amendment we lowered our cost of debt, and secured more favorable covenants. This liquidity preserves our financial flexibility during the pandemic and subsequent to it. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

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

Recent Events

The current conflict in Ukraine has created general economic uncertainty with regard to energy prices, interest rates and our supply chain. We are monitoring the developments as they unfold in order to react accordingly. The impact of the conflict on our operational and financial performance will depend on future developments that cannot be predicted, the Company does not believe the impacts to be material at this time.

During the last half of 2021, certain regions of China experienced energy shortages which impacted our facilities. One of our China locations was shut down for one week as a result of the restrictions on energy usage imposed by the Chinese government. The impact was not material to our results during 2021, however, there continue to be uncertainties related to the energy shortages that may impact us in 2022 and beyond. We have been able to proactively mitigate the impact of the restrictions on energy usage to date by managing our scheduling at the impacted facilities.

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $545 are included in business development on the consolidated statement of income and comprehensive income for the year ended December 31, 2021 related to the consolidation of the Twinsburg facility. Total costs of approximately $1,000 are expected to be incurred in connection with this initiative and will include accelerated lease costs, severance and other payroll related costs, legal costs, accelerated depreciation, and costs to relocate inventory and machinery and equipment. This initiative is expected to be completed during the second quarter of 2022.

Stock Split

On April 30, 2021, we effected a 3-for-2 stock split. References to numbers of shares of common stock and per share data have been adjusted to reflect the stock split on a retrospective basis. Refer to Note 1, Business and Summary of Significant Accounting Policies in the notes the consolidated financial statements contained in Item 8 of this report for further information.

Cyber Breach

During the second quarter 2021, we were the subject of a cyber security breach. We discovered the issue soon after the intrusion and implemented our contingency and disaster recovery plans, including engaging legal, security and forensic experts in this field. We were able to contain the issue and were successful in getting our operations back up and running without a material impact to our results. We have implemented additional security measures that further safeguard our systems. No ransom was paid related to this breach.

ACQUISITIONS

Spectrum Controls: On December 30, 2021, we acquired Spectrum Controls, Inc. (“Spectrum Controls”), a Washington headquartered innovator and manufacturer of I/O and Universal Communications Gateway products. Spectrum Controls designs and manufactures a wide range of highly sophisticated I/O modules, marquee displays, and industrial gateways for broad industrial controls applications through partnerships with Programmable Logic Controller (“PLC”) manufacturers and distributors. This acquisition provides us with the opportunity to enhance our position as a value-added solutions supplier to the industrial automation and industrial controls market.

ALIO Industries: On November 4, 2021, we acquired ALIO Industries (“ALIO”), a Colorado headquartered innovator and manufacturer of advanced linear and rotary motion systems for nano-precision applications. ALIO designs, engineers, and manufactures nano technology motion systems for state-of-the-art applications in silicon photonics, micro assembly, digital pathology, genome sequencing, laser processing and microelectronics. ALIO is well recognized for their technology and expertise in nanometer level positioning. This expertise in high precision positioning and robotic technology solutions will enhance our portfolio of motion solution offerings.

ORMEC Systems Corp.: On November 2, 2021, the Company acquired ORMEC Systems Corp. (“ORMEC”), a New York headquartered developer and manufacturer of mission critical electro-mechanical automation solutions and motion control products including multi-axis controls, electronic drives and actuators for the automation and aerospace industries. In addition to its products, ORMEC designs and manufactures complete electro-mechanical and software solutions for custom automation applications. ORMEC strengthens the Company’s technical expertise and adds a higher level of precision motion control systems and solutions to its offerings.

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

MARKETS AND APPLICATIONS

One of the Company’s growth initiatives includes product line platform development to meet the emerging needs of its selected target markets.  The platform development emphasizes a combination of technologies to create increased value solutions for customers.  The emphasis on new opportunities has allowed the Company to evolve from being an individual component provider to becoming a solutions provider emphasizing the utilization of  multiple Company technologies in a system solution approach.  The Company believes this approach will allow it to provide increased value to its customers and improved margins for the Company.  Our strong financial condition, along with Allied Systematic Tools (“AST”) continuous improvement initiatives in quality, delivery, and cost provide a positive outlook for the continued long-term growth and profitability of the Company.

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

The Company sells its products into a subset of the following broad markets:

Vehicle: electronic power steering and drive-by-wire applications to electrically replace, or provide power-assist to, a variety of mechanical linkages, traction / drive systems and pumps, automated and remotely guided power steering systems, various high performance vehicle applications, actuation systems (e.g., lifts, slide-outs, covers, etc.), HVAC systems, solutions to improve energy efficiency of vehicles while idling and alternative fuel systems such as liquified petroleum gas (“LPG”), fuel cell and hybrid vehicles. Vehicle types include off- and on-road construction and agricultural equipment; trucks, buses, boats, utility, recreational (e.g., RVs, ATVs (all-terrain vehicles), specialty automotive, automated and remotely guided vehicles).

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

Industrial: products are used in factory automation, specialty equipment, material handling equipment, commercial grade floor polishers and cleaners, commercial building equipment such as welders, cable pullers and assembly tools, the handling, inspection, and testing of components and final products such as PCs, high definition printers, tunable lasers and spectrum analyzers for the fiber optic industry, test and processing equipment for the semiconductor manufacturing industry, power quality products to filter distortion caused by variable frequency drives and other power electronic equipment, nano technology motion systems in silicon photonics, micro assembly, digital pathology, genome sequencing, laser processing and microelectronics, PLC manufacturers and distributors.

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

Allied Motion Sales Organization:

The Company’s sales organization is focused on becoming the best sales and service force in its industry. Through the One Team approach for providing controlled motion solutions and components that best address customers’ needs, the Company has broadened the knowledge and skills of its direct sales force, while creating sales and service support in its Solution Centers. This enables the entire sales organization to be capable of selling all products designed, developed and produced by Allied Motion globally. The Company’s primary channels to market include the direct sales force and external authorized Sales Representatives, Agents and Distributors that provide field coverage in Asia-Pacific, Europe, Canada, Israel and the Americas. While the majority of the Company’s sales are directly to OEMs, it is working to expand its market reach through Distribution channels.

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

Sales Backlog:

Backlog as of December 31, 2021 was $249,927 compared with $141,344 as of December 31, 2020. Included in backlog as of December 31, 2021 is $47,934 from the acquisitions completed in the fourth quarter of 2021. The time to convert the majority of backlog to sales is approximately three to nine months. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales. We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame. There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Major Customer

Sales to one customer were 15% of total sales in 2021 and 2020. We believe the diversification of the target markets we serve reduces our exposure to negative developments with any single customer.

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

Availability and Prices of Parts and Raw Materials

We purchase critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials both internally and with our customers. We cannot quickly establish additional or replacement suppliers for these materials in some cases because of these rigid requirements. For these critical raw materials, we maintain minimum safety stock levels and partner with suppliers through contract to help ensure the continuity of supply. As a result of the COVID-19 pandemic and resulting economic and supply chain disruptions, we continue to face upward pricing pressure on parts and raw materials. This has also resulted in increased operational challenges from workplace disruptions and restrictions on the movement of raw materials and goods, both at our own facilities and at our customers and suppliers, leading to increases in prices and freight costs. As we seek to secure supply during these uncertain times, we have proactively increased the levels of certain inventories to put us in the position to meet the needs of our customers.

Patents, Trademarks, Licenses, Franchises and Concessions

We hold a number of patents and trademarks for components manufactured by our various subsidiaries, and we have several patents pending on new products recently developed, which are considered to be of significance.

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production. We consider the component parts of our different product lines to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs under normal conditions. As discussed herein, as a result of the COVID-19 pandemic and supply chain disruptions, we have experienced increased costs and have purposely increased certain inventories to deal with global supply chain issues.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used. Our engineering and development expenditures for the years ended December 31, 2021 and 2020 were $27,818 and $25,487, respectively, or 7% of sales in 2021 and 2020. We believe E&D is critical to our success and expect to continue to invest at these levels in the future. Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

Environmental Issues

No significant pollution or other types of hazardous emission result from the Company’s operations and it is not anticipated that our operations will be materially affected by Federal, State or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements are not material.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position. The board of directors provide oversight as part of their environmental, social and governance (“ESG”) initiatives and we will continue to monitor emerging developments and assess our performance in this area.

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

Human Capital

Employment

At December 31, 2021, we employed approximately 1,950 full-time employees worldwide. Of those, approximately 52% are located in North America, 37% are located in Europe and the remainder are located in Asia-Pacific. As of December 31, 2021, 19% of our total workforce were employed in engineering functions, demonstrating our commitment to invest significantly in engineering resources.

Employee Health and Safety

The Company complies in all respects with the national and local laws of the jurisdictions in which we operate regarding workers safety and health. The Company strives to continuously improve employee safety and health through consistent measurement and reporting on progress and leading indicators. It has programs that emphasize that each employee in the organization is responsible for safety in the workplace. The Company provides a comprehensive safety program that focuses on a zero-incident mindset by providing ongoing training opportunities and review of safety activities and initiative. This highly visible effort encourages employee engagement and active management and leadership involvement.

Human Capital Management

The Company believes that its workforce is one of the Company’s greatest assets, and it has a proactive human capital management and talent development program. The Human Capital and Compensation Committee recognizes human capital as a key driver of long-term value and is responsible for oversight of the Company’s human capital management and talent development programs.

●	Attraction: The Company competes within each world-wide market for a finite number of skilled and talented workers. The Company leverages its broad resources and reputation to deliver an outstanding career opportunity and workplace experience to its candidates and employees.
●	Engagement: The Company strives to provide engaging and meaningful career opportunities for its employees, so they can thrive and be satisfied in its technology and innovation-based culture.
●	Development: The Company strengthens its employees’ skills and experiences through diverse career development and learning opportunities, both internal and external. This emphasizes the Company’s key attribute as a compelling place to work and grow at all levels.
●	Retention: The Company supports a workplace that provides an environment of trust, personal and professional development and work-life balance which is vital to its successful retention of engaged, top-notch talent.

Diversity and Inclusion

The Company is committed to apply fair labor practices while respecting the national and local laws of the countries and communities where we have operations. The Company is also committed to providing equal opportunity in all aspects of employment. The Company does not engage in or tolerate unlawful conduct, including discrimination, intimidation, or harassment. The Company strives to establish relationships with key organizations and associations that foster diversity and inclusion initiatives in the communities where it is located. The Company is committed to identifying a talented and innovative workforce through a culture that promotes human equity and emphasizes the benefits of a diverse and inclusive workforce and pipeline of talent. The Human Capital and Compensation Committee is responsible for the setting the tone at the top and the oversight of the Company’s diversity and inclusion initiatives.

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

Operations-related risks: As a result of the COVID-19 pandemic, we have faced and are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at our customers and suppliers. For example, we have experienced and will continue to experience incremental operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to necessary components and supplies, and access to fundamental support services (such as shipping and transportation). The ultimate significance of these disruptions to our business, financial condition, results of operations, and cash flows will depend greatly on how long the disruptions continue. Any inability to operate at full capacity, and/or any similar delay with respect to resumption of operations by one or more of our key suppliers, would result in further challenges to our business and may negatively affect our business, financial condition, results of operations, and cash flows.

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

We do business around the world and are continuing our strategy of enhancing our global optimization. Our international sales are primarily to customers in Europe, Canada and Asia-Pacific. In addition, our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business includes growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; imposition of trade or foreign exchange restrictions, including in the U.S.; trade protection measures such as the imposition of or increase in tariffs and other trade barriers, including in the U.S.; unexpected changes in regulatory requirements, including in the U.S., prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.

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

STRATEGIC RISKS

Our strong organic growth has been and will continue to be enhanced by strategic acquisitions that complement, enhance or expand our business. We may not be able to find or complete these transactions, and, if completed, we may experience operational and financial risks in connection with our acquisitions that prevent us from realizing the anticipated benefits and may materially adversely affect our business, financial condition and operating results.

Acquisitions are part of our strategic growth plans. We may have difficulty finding these opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons including a failure to secure financing.

To the extent that we are able to complete the transactions (including our recent acquisitions of Dynamic Controls, ORMEC, ALIO and Spectrum Controls), we will face the operational and financial risks commonly encountered with an acquisition strategy. These risks include the challenge of integrating acquired businesses while managing the ongoing operations of each business, the challenge of combining the business cultures of each company, and the need to retain key personnel of our existing business and the acquired business. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the acquired business and our existing business. Members of our senior management may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our businesses, service existing customers, attract new customers and develop new products. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could be adversely affected.

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

Our competitiveness depends on successfully executing our growth initiatives and our global optimization strategies.

We continue to invest in initiatives to support future growth, such as the creation of a more effective corporate structure,

implementation of our enterprise resource planning system, launch of a new integrated website, implementation of a structured approach to identify target markets, and the expansion of our AST (continuous improvement initiatives in quality, delivery, and cost). The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition. Our global optimization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities. Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions and challenges to protect our intellectual property.

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

Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, pay dividends, acquire other businesses and impose various other restrictions. If we breach any of the covenants and do not obtain a waiver from the lenders, the outstanding indebtedness could be declared immediately due and payable. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and other expenses. Any such actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, certain of our variable rate debt uses London Interbank Offer Rate ("LIBOR") as a benchmark for establishing the interest rate, a portion of which is hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of proposals for reform, and is currently scheduled to be discontinued on June 30, 2023. While all of our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate when LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transition. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:  the timing of customer orders and the deferral or cancellation of orders previously received, the level of orders received which can be shipped in a quarter, fulfilling backlog on a timely basis, competitive pressures on selling prices, changes in the mix of products sold, the unavailability or delays in the receipt of critical inventories, the timing of investments in engineering and development, development of and response to new technologies, and delays in new product qualifications.

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

Failure of our internal controls over financial reporting could limit our ability to report our financial results accurately and timely or prevent fraud.

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

Our operating results depend in part on our ability to contain or reduce costs. There is substantial price competition in our industry and upward pressure on material and labor costs. Our success and profitability will depend on our ability to maintain a competitive cost and price structure.

Our efforts to maintain and improve profitability depend in part on our ability to maintain or reduce the costs of materials, components, supplies and labor, including establishing production capabilities at our low cost regional subcontractors. While the failure of any single cost containment effort by itself would most likely not significantly impact our results, we cannot give any assurances that we will be successful in controlling material and labor costs to maintain a competitive cost structure.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. We may have to reduce prices in the future to remain competitive. Also, our future profitability will depend in part upon our ability to continue to improve our manufacturing efficiencies and maintain a cost structure that will enable us to offer competitive prices in the face of upward pressure on material and labor costs. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

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

Our worldwide operations are subject to environmental laws and regulations that impose various environmental controls on the manufacturing, transportation, storage, use and disposal of hazardous chemicals and other materials used in, and hazardous waste produced by the manufacturing of our products. Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities. Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal or transportation of our products may be imposed that may result in higher costs or lower operating results. In addition, we cannot predict the affect that additional or modified environmental regulations may have on us or our customers.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2021, the Company occupies facilities as follows:

		Approximate
		Square	Owned
Description / Use	Location	Footage	Or Leased
Corporate headquarters	Amherst, New York	6,000	Leased
Office and manufacturing facility	Amherst, New York	6,000	Leased
Office and manufacturing facility	Arvada, Colorado	15,000	Leased
Office and manufacturing facility	Bellevue, Washington	30,000	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office	Christchurch, New Zealand	27,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office	Ferndown, Great Britain	1,000	Leased
Office and manufacturing facility	Germantown, Wisconsin	66,000	Leased
Office and manufacturing facilities	Kelheim, Germany	168,000	Leased
Office	Kidderminster, Great Britain	6,200	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office	Oakville, Ontario, Canada	3,500	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	53,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Rochester, New York	15,000	Leased
Office and manufacturing facility	Stockholm, Sweden	25,000	Leased
Office and manufacturing facility	Suzhou, China	41,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	33,000	Leased
Office and manufacturing facility	Twinsburg, Ohio	57,600	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allied Motion’s common stock is listed on the Nasdaq Global Market System and trades under the symbol AMOT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 9, 2022 was 217.

Dividends

During 2021 and 2020, we declared regular quarterly cash dividends on our common stock. We paid $0.02 in the first quarter of 2021 and $0.025 per quarter for the remainder of 2021. We paid $0.02 per quarter in 2020. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and the S&P Electrical Components and Equipment Index for a $100 investment made on December 31, 2016, including reinvestment of any dividends.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Allied Motion Technologies	$100.00	$155.45	$210.49	$229.19	$242.31	$260.25
NASDAQ (U.S.)	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
S&P Electrical Components & Equipment	$100.00	$127.31	$109.28	$151.38	$182.77	$240.09

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
10/01/21 to 10/31/21	273	$32.20	—	—
11/01/21 to 11/30/21	—	—	—	—
12/01/21 to 12/31/21	5,311	40.64	—	—
Total	5,584	$—	—	—

(1)   As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At December 31, 2021, the Company did not have an authorized stock repurchase plan in place.

Item 6. [Reserved]

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

Financial Overview

Highlights for our fiscal year ended December 31, 2021, include:

●	Revenue was $403,516 for 2021 compared with $366,694 in 2020. The increase in revenues reflects improved sales in certain markets we serve, specifically Vehicle and Industrial. The increase reflects the economic recovery and the increases in demand from many of our served markets, as certain markets were negatively affected in the prior year period due to the economic environment brought on by the COVID-19 pandemic. Sales to U.S. customers were 54% of total sales for 2021 and 53% for 2020, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific.
●	Gross profit was $121,056 for 2021, a 11% increase from $108,575 in 2020. As a percentage of revenue, gross margin increased 40 basis points to 30.0% in 2021 from 29.6% in 2020. The gross margin increase was largely driven by volume increases of higher margin products in our Industrial and Vehicle markets compared to lower volumes of pandemic related Medical market products with lower margins. The margin expansion was muted by higher material and labor costs as well as costs associated with addressing the challenging global supply chain environment to meet the needs of our customers.
●	Operating income was $26,026, or 6% of revenue, for 2021 compared with $22,994, or 6% of revenue, for 2020.
●	Net income was $24,094 for 2021, or $1.66 per diluted share, compared with $13,643, or $0.95 per diluted share, for 2020. Net income was 77% higher in 2021 compared to 2020, and earnings per diluted share increased by 75%. These increases reflect the impact of increased revenue along with the effect of a $7,373 discrete tax benefit in the first quarter of 2021.
●	Bookings were a record $468,449 for 2021 compared with $370,712 for 2020, an increase of 26%. Backlog as of December 31, 2021 was $249,927, an increase of 77% from $141,344 at year end 2020. Included in backlog as of December 31, 2021 is $47,934 contributed by 2021 business acquisitions.
●	Debt of $158,960, net of cash of $22,463, increased by $39,549 to $136,497 at December 31, 2021 from debt of $120,079, net of cash of $23,131 of $96,948 at December 31, 2020, primarily as a result of completing three acquisitions in the fourth quarter of 2021.
●	We declared and paid a dividend of $0.02 in the first quarter of 2021 and $0.025 per quarter for the remainder of 2021, and paid a dividend of $0.02 per quarter in 2020 pursuant to our quarterly dividend program. Dividends to shareholders for 2021 and 2020 were $0.095 and $0.08 per share, respectively. The dividend payout ratio was 6% and 8% for 2021 and 2020, respectively when compared with the diluted earnings per share of $1.66 and $0.95, respectively.

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

Our Strategy

Our growth strategy is focused on becoming a leading global controlled motion solution provider in our selected target markets by further developing our products and services platform to utilize multiple Allied Motion technologies which create increased value solutions for our customers. Our strategy further defines Allied Motion as being a “technology/know-how” driven company and to be successful, we continue to invest in our areas of excellence.

We have set growth targets for our Company and we will align and focus our resources to meet those targets. First and foremost, we invest in our people as we believe that attracting and retaining the right people is the most important element in our strategy. We will continue to invest significantly in applied and design engineering resources.

Our strategic focus is addressing the critical issues that we believe are necessary to meet the stated long-term goals and objectives of the Company. The majority of the critical issues are focused on growth and profitability initiatives for the Company.

One of these initiatives includes product line platform development to meet the emerging needs of our target markets. Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers. The emphasis with new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple Allied Motion technologies in a system solution approach. We believe this approach will allow us to provide increased value to our customers and improved margins for our Company, and are demonstrated in our acquisitions completed in the fourth quarter of 2021. Our strong financial condition, along with AST continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long-term growth of our Company.

Outlook for 2022

During 2021, we continued to navigate a difficult environment related to the COVID-19 pandemic, while advancing our strategic priorities and delivering solid results. We experienced record orders during 2021 reflecting increases in our Vehicle and Industrial markets. This demand, combined with supply chain constraints, resulted in some inefficiencies and unintended costs as our teams worked hard to support and meet customer demand and schedules.

While the economic outlook for 2022 remains uncertain and we expect continued upward pressure on material and labor costs, we believe we are in a strong operational, financial and reputational position. Our record level of backlog, diversified end market penetration and demonstrated agility position us well to perform across varied market trends and give us confidence that we can drive further efficiency, profitable growth and enhanced free cash flow while delivering long-term value for our shareholders.

In 2022, we will continue to focus on leveraging our resources to expand our business in our served markets. In addition, we will continue to execute the ongoing critical issues as defined by our board approved strategy.

The critical issues from that strategy include:

1)	Create and drive a long-term global optimization strategy, including acquisitions, to consolidate a fragmented market.
2)	Successfully integrate and realize the anticipated benefits from the three acquisitions completed in the fourth quarter of 2021.
3)	Pursue target (niche) markets where we can gain a leadership market position.
4)	Innovate leading edge products and solutions to meet the emerging needs of our target markets.
5)	Develop a lean culture by utilizing our lean tool kit to enhance and continuously improve company performance.
6)	Continuously develop talent throughout the organization through training and deployment of Allied Systematic Tools.

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

In addition to our strategy described above, time and resources have been spent during 2021 to further understand the ESG ecosystem and developments impacting stakeholder expectations and assess our performance. The Company has a number of initiatives focused on individual components of ESG, and, under the oversight of the board of directors is continuing to integrate ESG with our broader strategy and Enterprise Risk Management (ERM). The strategy will include looking to further enhance the Company’s ability to meet ongoing and emerging challenges, including the impacts of the COVID-19 pandemic.

Critical Accounting Policies and Estimates

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

The Company’s critical accounting policies and estimates include:

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

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2021, we have $89,733 of inventory recorded on our consolidated balance sheet, representing approximately 19% of total assets. A 1% write-down of our inventory would decrease our 2021 net income by approximately $627, or $0.04 per diluted share.

Evaluation of Goodwill for impairment

We test the reporting unit’s goodwill for impairment as of October 31st of each fiscal year and between annual tests if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying value. In conducting this annual impairment test, we may first perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If we determine that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed a qualitative assessment of our single reporting unit as of October 31, 2021. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of our reporting unit. The assessment indicated that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount, and as such, a quantitative assessment was not perfomed.

We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. As of December 31, 2021, we have $106,633 of goodwill recorded on our consolidated balance sheet, representing approximately 23% of total assets. A 1% write-down of our goodwill would decrease our 2021 net income approximately $745, or $0.05 per diluted share.

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

During the year ended December 31, 2021, we completed three business combinations for an aggregate purchase price of $102,169. We identified and assigned value to identifiable intangible assets of customer lists, technology, and trade names, and estimated the useful lives over which these intangible assets would be amortized. The estimates of fair values of these identifiable intangible assets were based upon discounted cash flow models, which include assumptions such as forecasted cash flows, customer attrition rates, discount rates, and royalty rates. The fair value estimates resulted in identifiable intangible assets, in the aggregate, of $45,000. The resulting goodwill, in the aggregate, from these three acquisitions was $46,431.

The contingent consideration fair value measurement, in connection with the acquisition of ALIO Industries (“ALIO”), of $4,900 is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated by ALIO during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis.

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

Operating Results

The following discussion is a comparison between fiscal year 2021 and fiscal year 2020 results. For a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 10, 2021.

Year 2021 compared to 2020

	For the year ended		2021 vs. 2020
	December 31,		Variance
(Dollars in thousands, except per share data)	2021	2020	$	%
Revenues	$403,516	$366,694	$36,822	10%
Cost of goods sold	282,460	258,119	24,341	9%
Gross profit	121,056	108,575	12,481	11%
Gross margin percentage	30.0%	29.6%
Operating costs and expenses:
Selling	17,249	15,392	1,857	12%
General and administrative	42,419	38,301	4,118	11%
Engineering and development	27,818	25,487	2,331	9%
Business development	1,299	473	826	175%
Amortization of intangible assets	6,245	5,928	317	5%
Total operating costs and expenses	95,030	85,581	9,449	11%
Operating income	26,026	22,994	3,032	13%
Interest expense	3,236	3,716	(480)	(13)%
Other (income) expense, net	(323)	502	(825)	(164)%
Total other expense	2,913	4,218	(1,305)	(31)%
Income before income taxes	23,113	18,776	4,337	23%
Income tax benefit (provision)	981	(5,133)	6,114	(119)%
Net income	$24,094	$13,643	$10,451	77%

Effective tax rate	(4.2)%	27.3%
Diluted earnings per share	$1.66	$0.95	$0.71	75%
Bookings	$468,449	$370,712	$97,737	26%
Backlog	$249,927	$141,344	$108,583	77%

REVENUES: The increase in revenues in 2021 reflects improved sales in certain markets we serve, specifically Vehicle and Industrial. The increase reflects the economic recovery and the increases in demand from many of our served markets, as certain markets were negatively affected in the prior year period due to the economic environment brought on by the COVID-19 pandemic. Our sales for 2021 were comprised of 54% to U.S. customers and 46% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to an 8% volume increase and a 2% favorable currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts. Incremental revenues for 2022 from the three acquisitions completed in the fourth quarter of 2021, collectively, are forecasted to be approximately $60,000.

ORDER BOOKINGS AND BACKLOG: The 26% increase in orders in 2021 compared to 2020 is due to a 24% increase in volume and a 2% favorable currency impact. The increase in bookings during 2021 compared to 2020 is largely due to increases in our Vehicle and Industrial markets reflecting improvements in the general economy along with growth in our core businesses. The increase in backlog as of December 31, 2021, compared to December 31, 2020 was related to these factors as well as incremental backlog of $47,934 from the three acquisitions that were completed during the fourth quarter 2021.

GROSS PROFIT AND GROSS MARGIN: Gross margins improved to 30.0% for 2021, compared to 29.6% for 2020. The increase in gross margin percentage was largely driven by volume increases of higher margin products in our Industrial and Vehicle markets compared to lower volumes of pandemic related Medical market products with lower margins. The margin expansion was muted by higher material and labor costs as well as costs associated with addressing the challenging global supply chain environment to meet the needs of our customers.

SELLING EXPENSES: Selling expenses increased 12% during 2021 compared to 2020 primarily due to higher incentive compensation which is tied to improved revenue and profitability. Cost control efforts related to the COVID-19 pandemic in 2020, specifically travel restrictions, resulted in lower than normal expense levels compared to 2021. Selling expenses as a percentage of revenues were comparable at 4% during 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 11% during 2021 compared to 2020 due primarily to increased costs associated with incentive compensation programs which are aligned with our revenue and profit growth. Also, 2020 was favorably impacted by significant COVID-19 cost containment efforts. As a percentage of revenues, general and administrative expenses were 11% and 10% in 2021 and 2020, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 9% in 2021 compared to 2020. The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets, as well as supporting growing customer application development needs and higher incentive compensation which is tied to improved revenue and profitability. As a percentage of revenues, engineering and development expenses were comparable at 7% for the year ended December 31, 2021 and 2020.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in 2021 compared to 2020 is due to additional acquisition related costs due to increased merger and acquisition activity, as well as $545 of costs in 2021 related to the Twinsburg plant consolidation.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased 5% in 2021 compared to 2020, due to the inclusion of Dynamic Controls for the full year 2021 and the incremental amortization from the 2021 acquisitions.

INTEREST EXPENSE: Interest expense decreased by 13% in 2021 compared to 2020 primarily due to a 27 basis point decrease in average interest rates paid during 2021 due to lower leverage, which decreases the Company’s margin under its credit facility, and the lower interest rate environment. Additionally, interest expense declined due to lower average debt levels in 2021 compared to 2020 .

INCOME TAXES: For 2021 and 2020, the effective income tax rate was (4.2%) and 27.3%, respectively. The effective tax rate for 2021 includes a tax benefit of 32.3% related to the recognition of net operating loss carryforwards primarily resulting from tax legislation enacted in New Zealand and 5.6% related to investment tax credits recorded in 2021. The effective rate for 2021 is partially offset by a 7.2% discrete tax provision related to a valuation allowance recorded on a foreign subsidiary’s deferred tax assets. The Company expects its income tax rate for the full year 2022 to be approximately 24% to 26%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during 2021 compared to 2020 reflecting the impact of increased revenue, as well as the effect of a $7,373 discrete income tax benefit in the first quarter of 2021.

Adjusted net income for the years ended December 31, 2021 and 2020 was $18,238 and $14,315, respectively. Adjusted diluted earnings per share for 2021 and 2020 were $1.26 and $1.00, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $44,456 for 2021 compared to $38,477 for 2020. Adjusted EBITDA was $49,937 and $43,111 for 2021 and 2020, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock-based compensation expense, as well as business development costs, foreign currency gains/losses on short-term assets and liabilities, and other items that are not indicative of the Company’s core operating performance. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP.

Management uses Adjusted net income and Adjusted diluted earnings per share to assess the Company’s consolidated financial and operating performance. Adjusted net income and Adjusted diluted earnings per share are provided for informational purposes only and are not a measure of financial performance under GAAP. These measures help management make decisions that are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. Adjusted net income provides management with a measure of financial performance of the Company based on operational factors as it removes the impact of certain non-routine items from the Company’s operating results. Adjusted diluted earnings per share provides management with an indication of how Adjusted net income would be reflected on a per share basis for comparison to the GAAP diluted earnings per share measure. Adjusted net income is a key metric used by senior management and the Company’s board of directors to review the consolidated financial performance of the business. This measure adjusts net income determined in accordance with GAAP to reflect changes in financial results associated with the highlighted expense and income items.

The Company’s calculation of revenue excluding foreign currency exchange impacts for 2021 is as follows (in thousands):

Year ended
December 31, 2021
Revenue as reported	$403,516
Currency impact (favorable) unfavorable	(8,332)
Revenue excluding foreign currency exchange impacts	$395,184

The Company’s calculation of EBITDA and Adjusted EBITDA for 2021 and 2020 is as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Net income as reported	$24,094	$13,643
Interest expense	3,236	3,716
Income tax (benefit) provision	(981)	5,133
Depreciation and amortization	18,107	15,985
EBITDA	44,456	38,477
Stock-based compensation expense	4,161	3,550
Business development costs	1,299	473
Foreign currency loss	21	1,035
Non income-based tax refund	—	(424)
Adjusted EBITDA	$49,937	$43,111

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2021 and 2020 is as follows (in thousands, except per share data):

	For the year ended
	December 31,
		Per diluted		Per diluted
	2021	share	2020	share
Net income as reported	$24,094	$1.66	$13,643	$0.95
Non-GAAP adjustments, net of tax
Discrete income tax benefit	(7,373)	(0.51)	—	—
Non income-based tax refund	—	—	(424)	(0.03)
Income tax valuation allowance	506	0.03	—	—
Foreign currency loss - net	16	—	752	0.05
Business development costs - net	995	0.07	344	0.02
Non-GAAP adjusted net income	$18,238	$1.26	$14,315	$1.00

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $668 to a balance of $22,463 at December 31, 2021 from 2020.

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$
Net cash provided by operating activities	$25,402	$24,838	$564
Net cash used in investing activities	(60,970)	(24,099)	(36,871)
Net cash provided by financing activities	35,832	7,489	28,343
Effect of foreign exchange rates on cash	(932)	1,487	(2,419)
Net (decrease) increase in cash and cash equivalents	$(668)	$9,715	$(10,383)

Of the $22,463 cash and cash equivalents on hand at December 31, 2021, $15,943 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During 2021, the cash provided by operating activities remained consistent with 2020 due to increased net income adjusted for non-cash items, offset by cash used for working capital (primarily inventory) required to support our customer base in the current supply chain environment.

The increased cash used in investing activities in 2021 relates to the $47,254 net cash consideration paid for the ORMEC, ALIO and Spectrum Controls acquisitions in the fourth quarter. Purchases of property and equipment were $13,716 during the 2021 compared to $9,371 during the year ended December 31, 2020 reflecting continued commitments to projects supporting growth initiatives. Cash used in investing activities in the prior year period included a $14,728 outflow related to the acquisition of Dynamic Controls. The Company expects 2022 capital expenditures to be approximately $15,000 to $20,000.

The increase in cash provided by financing activities in 2021 from 2020 includes Amended Revolving Facility borrowings of $50,500 to fund the three acquisitions in the fourth quarter of 2021. Debt payments of $12,248 were made during 2021. The cash provided by financing activities in 2020 reflects the Amended Revolving Facility borrowing for the acquisition of Dynamic Controls for approximately $26,000 in the first quarter of 2020, net of payments of $16,897 during the year. At December 31, 2021, we had $159,395 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. Under the provisions of the Amended Credit Agreement, we may elect to increase our Leverage Ratio to a 4.0 to 1.0 ratio (a “Leverage Increase”) during the fiscal quarter in which a Material Acquisition (as defined in the Amended Credit Agreement) takes place and for the next three fiscal quarters. If the Material Acquisition occurs within the last 45 days of any fiscal quarter, the Leverage Increase is applicable for the following four fiscal quarters. We qualified for and elected the Leverage Increase as a result of the Spectrum Controls acquisition. We were in compliance with all covenants at December 31, 2021.

As of December 31, 2021, the unused Amended Revolving Facility was $65,605. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during 2021 or 2020.

The Company declared dividends, in total, of $0.095 and $0.08 per share during 2021 and 2020, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement (refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for definition and terms).

Although there is ongoing uncertainty related to the anticipated impact of COVID-19 and variants on our future results, we believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and extending the maturity of our revolving credit facility in early 2020 leaves us well-positioned to manage our business through the crisis as it continues to unfold. We continually assess our liquidity and cash positions and have assessed the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $16,500 on our 2021 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations increased sales in 2021 compared to 2020 by approximately $8,332.

We translate all assets and liabilities of foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive income. The translation adjustment was a loss of $7,193 for 2021 and a gain of $8,410 for 2020. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11,000 and $10,000 on our foreign net assets as of December 31, 2021 and 2020, respectively.

Beginning in the first quarter of 2021, we began entering into contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $13,500 at December 31, 2021. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. During the year ended December 31, 2021, we recorded a loss of $170 on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in total other expense, net amounted to losses of $21 and $1,035 in 2021 and 2020, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on the LIBOR or EURIBOR plus a margin of 1.00% to 1.75% (1.375% at December 31, 2021) or the Prime Rate plus a margin of 0% to 0.75% (0.375% at December 31, 2021), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, we entered into three interest rate swaps with a combined notional amount of $40,000 that matures in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increases to $60,000 in March 2022 and matures in December 2024.

As of December 31, 2021, we had $159,395 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $60,000 is currently being hedged. Refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $99,395 of unhedged floating rate debt outstanding at December 31, 2021 would have an impact of approximately $994 on our interest expense for 2021. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $60,656 of unhedged floating rate debt outstanding at December 31, 2020 would have an impact of approximately $607 on our interest expense for 2020.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allied Motion Technologies Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories – Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventories are measured on a first-in, first-out basis at the lower of cost or net realizable value. The valuation of inventory requires the Company to estimate obsolete or excess inventory, as well as inventory that is not of saleable quality. The Company’s estimate of the appropriate amount of obsolete or excess inventory, as well as inventory that is not of saleable quality, uses certain inputs and involves judgment. Such inputs include data associated with historic trends, the demand forecast for inventory on-hand which includes customer orders, and item specific estimates about the timing or level of demand for a specific part. Inventories at December 31, 2021 totaled approximately $89.7 million.

We identified the estimate of obsolete or excess inventory, as well as inventory that is not of saleable quality, as a critical audit matter because of the significant amount of judgment required by management when evaluating the demand forecast for inventory on-hand and assumptions for item specific estimates about the timing or level of demand for a specific part. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the demand forecast for inventory on-hand and item specific estimates about the timing or level of demand for a specific part.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of obsolete or excess inventory, as well as inventory that is not of saleable quality, included the following, among others:

●	We tested the effectiveness of controls over management’s review of the periodic calculation of the valuation for obsolete or excess inventory, as well as inventory that is not of saleable quality.
●	We tested management’s process for determining the valuation of inventory, including:
o	We evaluated the appropriateness of specified inputs supporting management’s estimate, including the historic inventory trends and the demand forecasts.
o	We tested the demand forecast for inventory on-hand by obtaining documentation to support customer orders, historical and future sales used in the Company’s analysis.
o	We evaluated the appropriateness of management’s methodology and assumptions used in developing the estimate, including item specific estimates about the timing or level of demand for a specific part.
o	We evaluated management’s ability to accurately estimate obsolete or excess inventory, as well as inventory that is not of saleable quality by comparing actual results to management’s historical estimates.
o	We evaluated inventory write-offs subsequent to December 31, 2021 for indications that the estimate for obsolete or excess inventory, as well as inventory that is not of saleable quality may be understated.

Acquisitions — Spectrum Controls, Inc. — Customer Lists Intangible Asset — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Spectrum Controls, Inc. for approximately $68.7 million on December 30, 2021. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer lists intangible asset of approximately $21.0 million. The fair value determination of the customer lists intangible asset required management to make significant estimates and assumptions related to the selection of the discount rate.

We identified the selection of the discount rate used in the valuation of the customer lists intangible asset as a critical audit matter because of the significant estimates and assumptions used by the Company to determine the fair value of this asset. Auditing the estimates and assumptions related to the customer lists intangible asset required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s selection of the discount rate for the customer lists intangible asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate for the customer lists intangible asset included the following, among others:

●	We tested the effectiveness of controls over the valuation of the customer lists intangible asset, including management’s selection of the discount rate.
●	We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions, including the discount rate.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
o	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rate selected by management.
o	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to select the discount rate.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 9, 2022

We have served as the Company’s auditor since 2018.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,463	$23,131
Trade receivables, net of provision for credit losses of $506 and $382 at December 31, 2021 and December 31, 2020, respectively	51,239	47,377
Inventories	89,733	62,978
Prepaid expenses and other assets	12,522	8,728
Total current assets	175,957	142,214
Property, plant and equipment, net	56,983	55,428
Deferred income taxes	5,321	330
Intangible assets, net	103,786	65,859
Goodwill	106,633	61,860
Right of use assets	16,983	19,023
Other long-term assets	5,122	4,483
Total Assets	$470,785	$349,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,714	$27,668
Accrued liabilities	41,656	24,862
Total current liabilities	78,370	52,530
Long-term debt	158,960	120,079
Deferred income taxes	5,040	4,659
Pension and post-retirement obligations	3,932	5,340
Right of use liabilities	12,792	14,975
Other long-term liabilities	23,929	8,558
Total liabilities	283,023	206,141
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 15,361 and 14,632 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	68,097	41,278
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	127,757	105,065
Accumulated other comprehensive loss	(8,092)	(3,287)
Total stockholders’ equity	187,762	143,056
Total Liabilities and Stockholders’ Equity	$470,785	$349,197

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenues	$403,516	$366,694	$371,084
Cost of goods sold	282,460	258,119	258,500
Gross profit	121,056	108,575	112,584
Operating costs and expenses:
Selling	17,249	15,392	16,536
General and administrative	42,419	38,301	37,688
Engineering and development	27,818	25,487	23,086
Business development	1,299	473	113
Amortization of intangible assets	6,245	5,928	5,718
Total operating costs and expenses	95,030	85,581	83,141
Operating income	26,026	22,994	29,443
Other expense, net:
Interest expense	3,236	3,716	5,134
Other (income) expense, net	(323)	502	468
Total other expense, net	2,913	4,218	5,602
Income before income taxes	23,113	18,776	23,841
Income tax benefit (provision)	981	(5,133)	(6,819)
Net income	$24,094	$13,643	$17,022
Basic earnings per share:
Earnings per share	$1.67	$0.96	$1.21
Basic weighted average common shares	14,413	14,243	14,097
Diluted earnings per share:
Earnings per share	$1.66	$0.95	$1.20
Diluted weighted average common shares	14,517	14,333	14,192
Net income	$24,094	$13,643	$17,022
Foreign currency translation adjustment	(7,193)	8,410	(680)
Change in accumulated income (loss) on derivatives	1,618	(1,161)	(711)
Pension adjustments	770	(5)	(622)
Comprehensive income	$19,289	$20,887	$15,009

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Unamortized		Foreign Currency	Accumulated		Total
			Cost of Equity	Retained	Translation	income (loss) on	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Awards	Earnings	Adjustments	derivatives	Adjustments	Equity
Balances, December 31, 2018	14,228	$36,779	$(3,166)	$76,718	$(7,946)	$434	$(1,006)	$101,813
Stock transactions under employee benefit stock plans	40	1,089						1,089
Issuance of restricted stock, net of forfeitures	161	4,520	(4,191)					329
Stock-based compensation expense			2,851					2,851
Shares withheld for payment of employee payroll taxes	(30)	(746)						(746)
Comprehensive loss					(680)	(929)	(808)	(2,417)
Tax effect						218	186	404
Net income				17,022				17,022
Dividends to stockholders - $0.08 per share				(1,151)				(1,151)
Balances, December 31, 2019	14,399	41,642	(4,506)	92,589	(8,626)	(277)	(1,628)	119,194
Stock transactions under employee benefit stock plans	48	1,252						1,252
Issuance of restricted stock, net of forfeitures	231	5,223	(4,851)					372
Stock-based compensation expense			3,550					3,550
Shares withheld for payment of employee payroll taxes	(46)	(1,032)						(1,032)
Comprehensive income (loss)					8,410	(1,526)	(5)	6,879
Tax effect						365		365
Net income				13,643				13,643
Dividends to stockholders - $0.08 per share				(1,167)				(1,167)
Balances, December 31, 2020	14,632	47,085	(5,807)	105,065	(216)	(1,438)	(1,633)	143,056
Stock transactions under employee benefit stock plans	32	988						988
Issuance of restricted stock, net of forfeitures	96	3,465	(3,363)					102
Stock-based compensation expense			4,161					4,161
Shares withheld for payment of employee payroll taxes	(52)	(1,928)						(1,928)
Common stock issued in connection with acquisitions (Note 2)	653	23,496						23,496
Comprehensive (loss) income					(7,193)	2,110	997	(4,086)
Tax effect						(492)	(227)	(719)
Net income				24,094				24,094
Dividends to stockholders - $0.095 per share				(1,402)				(1,402)
Balances, December 31, 2021	15,361	$73,106	$(5,009)	$127,757	$(7,409)	$180	$(863)	$187,762

See accompanying notes to consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$24,094	$13,643	$17,022
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,107	15,985	14,857
Deferred income taxes	(6,135)	(519)	(112)
Provision for excess and obsolete inventory	534	1,106	408
Provision for warranty	543	34	210
Debt issue cost amortization recorded in interest expense	141	144	174
Stock-based compensation expense	4,161	3,550	3,203
Other	(128)	(333)	263
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(170)	2,711	(1,456)
Inventories	(22,874)	(4,686)	70
Prepaid expenses and other assets	(3,670)	(2,264)	(517)
Accounts payable	8,293	(1,874)	(1,809)
Accrued liabilities	2,506	(2,659)	2,217
Net cash provided by operating activities	25,402	24,838	34,530

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(47,254)	(14,728)	—
Purchase of property and equipment	(13,716)	(9,371)	(14,882)
Net cash used in investing activities	(60,970)	(24,099)	(14,882)

Cash Flows From Financing Activities:
Principal payments of long-term debt	(12,248)	(16,897)	(22,500)
Proceeds from issuance of long-term debt	51,379	26,979	9,639
Payment of debt issuance costs	—	(401)	—
Dividends paid to stockholders	(1,371)	(1,160)	(1,170)
Tax withholdings related to net share settlements of restricted stock	(1,928)	(1,032)	(746)
Net cash provided by (used in) financing activities	35,832	7,489	(14,777)
Effect of foreign exchange rate changes on cash	(932)	1,487	(128)
Net (decrease) increase in cash and cash equivalents	(668)	9,715	4,743
Cash and cash equivalents at beginning of period	23,131	13,416	8,673
Cash and cash equivalents at end of period	$22,463	$23,131	$13,416

Supplemental disclosure of cash flow information:
Interest paid	$3,055	$3,586	$5,342
Income taxes paid	$3,869	$8,563	$2,051

Supplemental non-cash investing and financing activities:
Accrued consideration for acquisitions	$24,364	$—	$—
Stock issued for acquisitions	$23,496	$—	$—
Contingent consideration for acquisition	$4,900	$—	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$835	$596	$378

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

For business combinations, net assets acquired and liabilities assumed are recorded at their estimated fair values.

Cash and Cash Equivalents

Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future. Activity in the provision for credit losses for 2021 and 2020 was as follows (in thousands):

	December 31,	December 31,
	2021	2020
Beginning balance	$382	$405
Additional reserves	174	91
Write-offs	(44)	(123)
Effect of foreign currency translation	(6)	9
Ending balance	$506	$382

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31,	December 31,
	2021	2020
Parts and raw materials	$65,223	$44,750
Work-in-process	9,529	6,186
Finished goods	14,981	12,042
	$89,733	$62,978

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

		December 31,	December 31,
	Useful lives	2021	2020
Land		$979	$999
Building and improvements	5 - 39 years	14,398	14,169
Machinery, equipment, tools and dies	3 - 15 years	82,898	79,738
Construction work in progress		9,582	6,821
Furniture, fixtures and other	3 - 10 years	21,794	16,313
		129,651	118,040
Less accumulated depreciation		(72,668)	(62,612)
Property, plant and equipment, net		$56,983	$55,428

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

Depreciation expense was $11,862, $10,057 and $9,139 in 2021, 2020 and 2019, respectively.

Intangible Assets

Intangible assets, other than goodwill, are initially recorded at fair value and are amortized over their estimated useful lives using an accelerated or straight-line method which approximates the pattern of expected cash flows over the remaining useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, on an annual basis and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are recorded at their carrying amounts if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets. The Company did not record any impairment charges for the years ended December 31, 2021, 2020 or 2019.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.

Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. The Company has defined one reporting unit that is the same as its operating segment. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than its carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill.

At October 31, 2021, the Company performed its annual goodwill impairment test and determined, after performing a qualitative test of the reporting unit, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed. The Company did not record any impairment charges for the years ended December 31, 2021, 2020 or 2019.

Other Long-Term Assets

Other long-term assets include securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company. These items are accounted for at fair value on a recurring basis. Any changes in value are included in net income in the Company’s consolidated statements of income and comprehensive income.

Warranty

The Company offers warranty coverage for its products. The length of the warranty period for its products is generally three months to two years and varies based on the product sold. The Company estimates the costs of repairing products under warranty based on the historical average cost of the repairs. The assumptions used to estimate warranty accruals are re-evaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Estimated warranty costs are recorded at the time of sale of the related product, and are considered a cost of goods sold.

Changes in the Company’s reserve for product warranty claims during 2021, 2020 and 2019 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2021	2020	2019
Warranty reserve at beginning of the year	$1,571	$1,075	$971
Warranty reserves acquired	15	465	—
Provision	543	34	210
Warranty expenditures	(204)	(97)	(101)
Effect of foreign currency translation	(56)	94	(5)
Warranty reserve at end of year	$1,869	$1,571	$1,075

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Compensation and fringe benefits	$14,666	$11,184
Accrued business acquisition consideration (Note 2)	12,388	—
Right of use liabilities	4,532	4,666
Warranty reserve	1,869	1,571
Income taxes payable	970	1,459
Other accrued expenses	7,231	5,982
	$41,656	$24,862

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the operating locations are included in the other (income) expense, net as incurred.

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

Basic and Diluted Earning per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the net income by the sum of: (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of potential common shares determined utilizing the treasury stock method.

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Basic weighted average shares outstanding	14,413	14,243	14,097
Dilutive effect of potential common shares	104	90	95
Diluted weighted average shares outstanding	14,517	14,333	14,192

For 2021, 2020 and 2019, the anti-dilutive common shares excluded from the calculation of diluted income per share were immaterial.

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,899	$—	$—
Deferred compensation plan assets	4,636	—	—
Foreign currency hedge contracts	—	39	—
Interest rate swaps, net	—	220	—
Contingent consideration (Note 2)	—	—	(4,900)

	December 31, 2020
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,347	$—	$—
Deferred compensation plan assets	5,386	—	—
Interest rate swaps	—	(1,889)	—

The contingent consideration fair value measurement in connection with the acquisition of ALIO Industries (“ALIO”) is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis.

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

Stock Split

On March 10, 2021, the Board of Directors approved a 3-for-2 common stock split to be paid in the form of a stock dividend to holders of record on April 16, 2021. The additional shares were issued on April 30, 2021. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the common stock on the record date. All share and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retrospective basis for all periods presented.

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $545 are included in business development on the consolidated statement of income and comprehensive income for the year ended December 31, 2021 related to the consolidation of the Twinsburg facility. Costs incurred include accelerated lease costs, severance and other payroll related costs, and accelerated depreciation.

Recently adopted accounting pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, and clarifies existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021 on a prospective basis, as there were no relevant matters impacting the Company for which retrospective application was required, and the adoption did not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted this ASU in the fourth quarter of 2021. The adoption did not have a material impact on its consolidated financial statements.

2. ACQUISITIONS

2021 Acquisitions

Spectrum Controls

On December 30, 2021, the Company acquired Spectrum Controls, Inc. (“Spectrum Controls”), a Washington headquartered innovator and manufacturer of industrial Input/Output (“I/O”) and universal communications gateway products. Spectrum Controls designs and manufactures a wide range of highly sophisticated I/O modules, marquee displays, and industrial gateways for broad industrial controls applications through partnerships with programmable logic controller (“PLC”) manufacturers and distributors. This acquisition provides the Company with the opportunity to enhance its position as a value-added solutions supplier to the industrial automation and industrial controls market.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The purchase price was $68,711, consisting of $44,046 paid at closing, $26,076 in cash funded through borrowings under the Amended Revolving Facility and $17,970 in Company stock (502,512 shares at $35.76 closing stock price on December 29, 2021). The remaining $24,665 of purchase price represents the acquisition date fair value of two remaining payments of $12,500 each to be paid in two equal installments no later than December 31, 2022 and December 31, 2023, respectively, comprised of 50% cash and 50% in Company stock. As of December 31, 2021, $12,388 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the consolidated balance sheet. The purchase price allocation is subject to adjustments based on a determination of closing net working capital and certain tax matters.

The Company incurred $93 of transaction costs related to the acquisition of Spectrum Controls in 2021, which are included in business development on the consolidated statements of income and comprehensive income.

The preliminary allocation of the purchase price paid for Spectrum Controls is based on estimated fair values of the assets acquired and liabilities assumed of Spectrum Controls as of December 30, 2021 and is as follows (in thousands):

Cash and cash equivalents	$96
Trade receivables	3,612
Inventories	4,127
Other assets, net	560
Property, plant and equipment	278
Intangible assets	34,800
Goodwill	26,453
Current liabilities	(1,215)
Net purchase price	$68,711

The intangible assets acquired consist of customer lists of $21,000, technology of $13,500, and a trade name of $300, which are being amortized over 18, 10 and 10 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other operations and Spectrum Controls that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize Spectrum Controls’ management knowledge in providing complementary product offerings to the Company’s customers.

The operating results of this acquisition are included in the consolidated financial statements beginning on the date of the acquisition. Revenue and earnings related to Spectrum Controls included within the consolidated statement of income and comprehensive income for the year ended December 31, 2021 were inconsequential.

The goodwill resulting from the Spectrum Controls acquisition is tax deductible.

ORMEC & ALIO

On November 2, 2021, the Company acquired 100% of the outstanding stock of ORMEC Systems Corp. (“ORMEC”), a New York headquartered developer and manufacturer of mission critical electro-mechanical automation solutions and motion control products including multi-axis controls, electronic drives and actuators for the automation and aerospace industries. In addition to its products, ORMEC designs and manufactures complete electro-mechanical and software solutions for custom automation applications. ORMEC strengthens the Company’s technical expertise and adds a higher level of precision motion control systems and solutions to its offerings.

On November 4, 2021, the Company acquired 100% of ALIO Industries (“ALIO”), a Colorado headquartered innovator and manufacturer of advanced linear and rotary motion systems for nano-precision applications. ALIO designs, engineers, and manufactures nano technology motion systems for state-of-the-art applications in silicon photonics, micro

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

assembly, digital pathology, genome sequencing, laser processing and microelectronics. ALIO is well recognized for their technology and expertise in nanometer level positioning. This expertise in high precision positioning and robotic technology solutions is expected to enhance the Company’s portfolio of motion solution offerings.

The purchase price, collectively, for ORMEC and ALIO was $33,458, comprised of $23,333 in cash funded through borrowings under the Amended Revolving Credit Facility, $5,526 in Company stock (150,038 shares at a weighted average stock price of $36.83), and the fair value of contingent consideration of $4,900, offset by a $301 estimated working capital provision. These purchase price allocations are subject to adjustments based on a determination of closing net working capital and certain tax matters.

The Company incurred $409 of transaction costs related to these acquisitions in 2021, which is included in business development on the consolidated statements of income and comprehensive income.

The preliminary allocation of the purchase price paid is based on estimated fair values of the assets acquired and liabilities assumed as of November 2, 2021 for ORMEC and November 4, 2021 for ALIO and is, collectively, as follows (in thousands):

Cash and cash equivalents	$2,059
Trade receivables	1,416
Inventories	2,802
Other assets, net	50
Property, plant and equipment	699
Right of use assets	1,005
Intangible assets	10,200
Goodwill	19,978
Other current liabilities	(1,028)
Deferred revenue	(2,063)
Lease liabilities	(1,005)
Net deferred income tax liabilities	(655)
Net purchase price	$33,458

The intangible assets acquired consist of technology of $5,700, customer lists of $4,000, and trade names of $500, which are being amortized over weighted average useful lives of 11, 6 and 10 years, respectively. Goodwill generated in these acquisitions is related to the assembled workforce, synergies with Allied Motion’s other operations that are expected to occur as a result of the combined engineering knowledge, the ability of the operations to integrate products into more fully integrated system solutions and Allied Motion’s ability to utilize ORMEC and ALIO’s management knowledge in providing complementary product offerings to the Company’s customers.

The operating results of these acquisitions are included in the consolidated financial statements beginning on the date of the acquisition. Revenue included within the consolidated statement of income and comprehensive income for the year ended December 31, 2021, related to ORMEC and ALIO, collectively, was $2,063 and earnings were not material. As of December 31, 2021, the fair value of contingent consideration of $4,900 is included in other long-term liabilities on the consolidated balance sheet. The contingent consideration represents the estimated fair value of the Company’s obligations, under a purchase agreement, to make additional payments if certain earnings goals are met through 2024. There were no changes to the contingent consideration fair value during 2021.

The goodwill resulting from the ORMEC acquisition is not tax deductible. The goodwill resulting from the ALIO acquisition is tax deductible.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2020 Acquisitions

Dynamic Controls

On March 7, 2020, the Company acquired 100% of the issued and outstanding share capital of the Dynamic Controls Group (“Dynamic Controls”), a wholly owned subsidiary of Invacare Corporation, a market-leading designer and manufacturer of equipment for the medical mobility and rehabilitation markets. The purchase price was funded using borrowings under the Amended Revolving Facility. The purchase price was subject to adjustments based on a determination of closing net working capital.

Dynamic Controls brings strong leadership and a very experienced electronics and software engineering design team, providing market leading electronic control solutions and products that will further strengthen the Company’s medical market position, as well as enable it to further develop higher level solutions with embedded electronics across our other major served markets.

The Company incurred $473 of transaction costs related to the acquisition of Dynamic Controls in 2020, which are included in business development on the consolidated statements of income and comprehensive income.

The allocation of the purchase price paid for Dynamic Controls is based on fair values of the assets acquired and liabilities assumed of Dynamic Controls as of March 7, 2020 and is as follows (in thousands):

Cash and cash equivalents	$11,437
Trade receivables	4,129
Inventories	3,329
Other assets, net	769
Property, plant and equipment	1,185
Right of use assets	2,735
Intangible assets	7,800
Goodwill	6,629
Current liabilities	(7,354)
Lease liabilities	(2,739)
Net deferred income tax liabilities	(1,755)
Net purchase price	$26,165

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

The operating results of this acquisition are included in the consolidated financial statements beginning on the date of the acquisition. Included within the consolidated statement of income and comprehensive income for the year ended December 31, 2020, revenues and earnings related to Dynamic Controls were $24,124 and $945, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The goodwill resulting from the Dynamic Controls acquisition is not tax deductible.

Pro Forma Financial Information

Unaudited pro forma revenue is $443,010 and $415,577 for 2021 and 2020, respectively. Unaudited pro forma earnings for 2021 and 2020 is not materially different from reported earnings, primarily due to incremental amortization and interest expense. The unaudited pro forma financial information represents the combined results of operations if the Dynamic Controls acquisition had occurred as of January 1, 2019 and the ORMEC, ALIO and Spectrum Controls acquisitions had occurred as of January 1, 2020.

The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of these acquisitions. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of December 31, 2021.

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

The revenues by geography in the table below are revenues derived from the Company’s foreign subsidiaries as provided in Note 13. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 13. The Company’s disaggregated revenues are as follows (in thousands):

	Year ended December 31,
Target Market	2021	2020	2019
Vehicle	$129,835	$110,365	$126,811
Industrial	135,440	114,143	124,196
Medical	86,129	83,191	51,586
Aerospace & Defense	31,746	39,711	47,748
Other	20,366	19,284	20,743
Total	$403,516	$366,694	$371,084

	Year ended December 31,
Geography	2021	2020	2019
United States	$239,528	$214,203	$244,347
Europe	129,414	126,985	124,914
Asia-Pacific	34,574	25,506	1,823
Total	$403,516	$366,694	$371,084

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

The opening and closing balances of the Company’s contract liability are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Contract liabilities in accrued liabilities	$2,425	$898
Contract liabilities in other long-term liabilities	242	262
	$2,667	$1,160

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment as well as balances assumed in acquisitions.

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

4. GOODWILL

The change in the carrying amount of goodwill for 2021 and 2020 is as follows (in thousands):

	2021	2020
Beginning balance	$61,860	$52,935
Goodwill acquired (Note 2)	46,431	6,629
Effect of foreign currency translation	(1,658)	2,296
Ending balance	$106,633	$61,860

The purchase price allocations for ORMEC, ALIO and Spectrum Controls are not final as of December 31, 2021. Adjustments to these allocations may result in changes to the amounts recorded for goodwill in future periods. The purchase price allocation was finalized for the Dynamic Controls acquisition during the fourth quarter of 2020.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5. INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

		December 31, 2021			December 31, 2020
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	amortization	Value	Amount	amortization	Value
Customer lists	5 - 18 years	$94,079	$(27,639)	$66,440	$69,833	$(23,636)	$46,197
Trade name	10 - 19 years	14,649	(5,927)	8,722	14,055	(5,061)	8,994
Design and technologies	10 - 15 years	34,241	(5,617)	28,624	15,555	(4,887)	10,668
Total		$142,969	$(39,183)	$103,786	$99,443	$(33,584)	$65,859

Intangible assets resulting from the 2021 acquisitions of ORMEC, ALIO and Spectrum Controls were $45,000 (Note 2). The intangible assets acquired consist of customer lists, technology, and trade names.

Total amortization expense for intangible assets for the years 2021, 2020 and 2019 was $6,245, $5,928 and $5,718, respectively.

Estimated amortization expense for intangible assets is as follows (in thousands):

Estimated
Amortization Expense
2022	$9,848
2023	9,860
2024	9,532
2025	9,515
2026	9,417
Thereafter	55,614
Total estimated amortization expense	$103,786

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2021, the Company had 1,031,128 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

			Awards with
	Unvested	Weighted average	performance
	restricted stock	grant date fair	vesting
For the year ended December 31,	awards	value	requirements
2021	109,462	$32.06	63,432
2020	240,656	$22.34	150,605
2019	164,295	$27.97	115,316

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

The following is a summary of restricted stock activity during years 2021, 2020 and 2019:

Number of
shares
Balance, December 31, 2018	233,613
Awarded	164,295
Vested	(113,106)
Forfeited	(4,749)
Balance, December 31, 2019	280,053
Awarded	240,656
Vested	(159,698)
Forfeited	(3,669)
Balance, December 31, 2020	357,342
Awarded	109,462
Vested	(162,419)
Forfeited	(10,808)
Balance, December 31, 2021	293,577

The following is a summary of performance based restricted stock activity during years 2021, 2020 and 2019:

Performance
grants
Outstanding, December 31, 2018	—
Awarded	115,316
Performance criteria met	(76,278)
Forfeited	(824)
Outstanding, December 31, 2019	38,214
Awarded	150,605
Performance criteria met	(96,576)
Forfeited	(3,233)
Outstanding, December 31, 2020	89,010
Awarded	63,432
Performance criteria met	(42,290)
Forfeited	(10,229)
Outstanding, December 31, 2021	99,923

The performance criteria and forfeitures in the above table did not occur until the Board of Directors approved them during the March 2022, March 2021 and February 2020 meetings.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Share-Based Compensation Expense

During 2021, 2020 and 2019 compensation expense net of forfeitures of $4,161, $3,550 and $3,203 was recorded, respectively. As of December 31, 2021, there was $6,555 of total unrecognized compensation expense related to restricted stock awards, of which approximately $5,155 is expected to be recognized in 2022.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of: i) the Board established percentage of pretax income before the contribution (5% in 2021, 2020 and 2019) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP. Company contributions to the Plan accrued for 2021, 2020 and 2019, were $1,206, $988 and $1,189, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allied Motion 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2021, 2020 and 2019 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $1,672, $1,774 and $1,362 in 2021, 2020 and 2019, respectively.

Dividends

For the years ended December 31, 2021, 2020 and 2019 a total of $0.095, $0.08 and $0.08 per share on all outstanding shares was declared and paid, respectively. Total dividends paid for the years ended December 31, 2021, 2020 and 2019 were $1,371, $1,160 and $1,170, respectively. Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

7. DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Long-term Debt
Revolving Credit Facility, long-term (1)	$159,395	$120,656
Unamortized debt issuance costs	(435)	(577)
Long-term debt	$158,960	$120,079
(1)	The effective rate of the Revolving Credit Facility is 2.41% at December 31, 2021 including the impact of the Company's interest rate swaps.

Amended Revolving Credit Facility

The First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) includes a $225 million revolving credit facility (the “Amended Revolving Facility”). The Amended Credit Agreement includes: (i) a maximum principal amount of $225 million, (ii) a $75 million accordion amount, and (iii) a maturity date of February 2025.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At December 31, 2021, the applicable margin for LIBOR Rate borrowings was 1.375% and the applicable margin for Prime Rate borrowings was 0.375%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.150% at December 31, 2021) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, Total Leverage Ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. Under the provisions of the Amended Credit Agreement, the Company may elect to increase its Leverage Ratio to a 4.0 to 1.0 ratio (a “Leverage Increase”) during the fiscal quarter in which a Material Acquisition (as defined in the Amended Credit Agreement) takes place, and for the next three fiscal quarters. If the Material Acquisition occurs within the last 45 days of any fiscal quarter, the Leverage Increase is applicable for the following four fiscal quarters. The Company qualified for, and elected, the Leverage Increase as a result of the Spectrum Controls acquisition. The Company was in compliance with all covenants at December 31, 2021.

As of December 31, 2021, the unused Amended Revolving Facility was $65,605. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility provides credit of $1,574 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during 2021 or 2020.

Deferred Financing Fees

Deferred financing costs net of accumulated amortization were $435 as of December 31, 2021. These costs will be amortized over the term of the Amended Credit Facility.

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

Beginning in the first quarter of 2021, the Company began entering into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $13,500 at December 31, 2021. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. During the year ended December 31, 2021, the Company had losses of $170 on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net.

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

The Company estimates that an additional $342 will be reclassified as an increase to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,
hedging instruments	Location	2021	2020
Foreign currency contracts	Prepaid expenses and other assets	$39	$—
Interest rate products	Other long-term assets	340	—
		$379	$—

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,
hedging instruments	Location	2021	2020
Interest rate products	Accrued liabilities	$120	$—
Interest rate products	Other long-term liabilities	—	1,889
		$120	$1,889

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The table below presents the effect of cash flow hedge accounting on other comprehensive income (loss) (OCI) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Amount of pre-tax gain (loss)
	recognized in OCI on derivatives
Derivatives in cash flow hedging relationships	Year ended December 31,
	2021	2020
Interest rate products	$1,180	$(2,163)

	Amount of pre-tax (loss) gain reclassified
Location of (loss) gain reclassified	from accumulated OCI into income
from accumulated OCI into income	Year ended December 31,
	2021	2020	2019
Interest expense	$(929)	$(637)	$113

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		Total amounts of income and expense line items presented
		that reflect the effects of cash flow hedges recorded
		Year ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2021	2020	2019
Interest rate products	Interest Expense	$3,236	$3,716	$5,134

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands).

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$387	$8	$379	$—	$—	$379

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$120	$—	$120	$—	$—	$120

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2020	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,889	$—	$1,889	$—	$—	$1,889

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

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Domestic	$10,642	$8,478	$17,188
Foreign	12,471	10,298	6,653
Income before income taxes	$23,113	$18,776	$23,841

Components of the total income tax (benefit) provision are as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Current provision
Domestic	$1,866	$2,167	$4,313
Foreign	3,288	3,485	2,618
Total current provision	5,154	5,652	6,931
Deferred (benefit) provision
Domestic	649	288	199
Foreign	(6,784)	(807)	(311)
Total deferred (benefit) provision	(6,135)	(519)	(112)
Income tax (benefit) provision	$(981)	$5,133	$6,819

The (benefit) provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Tax provision, computed at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal impact	2.2%	4.2%	4.5%
Change in valuation allowance	7.2%	0.0%	0.3%
Effect of foreign tax rate differences	3.9%	4.3%	1.5%
Permanent items, other	0.2%	(0.2)%	1.4%
Section 162(m) compensation	3.0%	2.2%	1.1%
R&D tax credits	(2.8)%	(3.6)%	(2.5)%
Effect of Tax Cuts and Jobs Act	1.2%	(1.3)%	(0.4)%
Subpart F income	(1.0)%	1.3%	0.0%
Tax examinations	0.0%	0.0%	1.8%
Investment tax credits	(5.6)%	0.0%	0.0%
Net operating loss carryforwards	(37.2)%	0.0%	0.0%
Unrecognized tax benefits	4.9%	0.0%	0.0%
Other	(1.2)%	(0.6)%	(0.1)%
Income tax (benefit) provision	(4.2)%	27.3%	28.6%

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Noncurrent deferred tax assets:
Employee benefit plans	$2,085	$2,500
Net operating loss and tax credit carryforwards	9,802	2,217
Accrued expenses and reserves	915	969
Other	218	697
Total noncurrent deferred tax assets	13,020	6,383
Valuation allowance	(2,896)	(1,176)
Net noncurrent deferred tax assets:	$10,124	$5,207

Net noncurrent deferred tax liabilities:
Property and equipment	$3,238	$3,448
Goodwill and intangibles	6,484	5,629
Other	121	459
Total noncurrent deferred tax liabilities	$9,843	$9,536

Net deferred tax asset/(deferred tax liability)	$281	$(4,329)

Presented as follows:
Noncurrent deferred income tax assets	$5,321	$330
Noncurrent deferred income tax liabilities	(5,040)	(4,659)
Net deferred tax asset (liability)	$281	$(4,329)

As of December 31, 2021, the Company has the following gross carryforwards available (in thousands):

		Amount
Jurisdiction	Tax Attribute	(in thousands)	Begin to expire
U.S. State	Net Operating Losses (1)	$4,812	2025
International	Net Operating Losses (1)	$1,678	2025
International	Net Operating Losses - Unlimited Carryforward (1)	$22,886	No expiration
U.S. Federal	Foreign Tax Credits	$1,003	2027
International	R&D Tax Credits	$513	2026
(1)	Net operating losses (NOL’s) are presented as pre-tax amounts.

Realization of the Company’s recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from utilization of net operating losses and tax credit carryforwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company generated excess foreign tax credits in 2017 due to the one-time transition tax required by enactment of the Tax Cuts and Jobs Act in the amount of $910 and foreign tax credits were generated in the amount of $92 as a result of a dividend paid from Canada. The Company determined it is more likely than not that it will not realize a tax benefit from these credits. The Company has incurred net operating losses in certain states with a tax effected benefit of $201 that it is more likely than not will not be realized. Additionally, the Company has carryforwards of net operating losses

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

and tax credits generated in foreign jurisdictions and has determined it is more likely than not it would not realize a tax benefit of $1,692. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2021.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2018. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for tax periods prior to 2016.

Due to a New Zealand tax legislation change in 2021 allowing for the use of pre-acquisition net operating loss carryforwards to be utilized on the acquirer's future period tax returns, the Company recognized $8,328 of net operating loss carryforwards generated in pre-acquisition periods by the Dynamic Controls New Zealand entities. The net operating loss carryforwards are now available for use by the Company beginning with the New Zealand tax returns filed for the 2020 tax period. The Company evaluated the tax legislation and considered the tax periods open for adjustment by the tax authorities which include the 2016-2020 tax years and has determined it is more likely than not it will not realize a benefit on $1,125 of the net operating loss carryforwards. The Company reduced the unrecognized tax benefit in 2021 as a result of the seller filing its 2020 New Zealand tax return and utilizing $68 of the net operating loss carryforwards. The Company will adjust this unrecognized tax benefit in light of changing facts and circumstances and with the lapse of the statute of limitations. The lapse of the statute of limitations would be recorded as an adjustment to the provision for income taxes in the period of the statute closure.

The summary of changes to the unrecognized tax benefit for the year ended December 31, 2021 is as follows (in thousands):

December 31,
2021 (1)
Beginning balance	$—
Additions from tax legislation changes for net operating loss carryforwards	1,125
Reductions related to net operating loss usage on 2020 tax returns	(68)
Ending balance	$1,057
___________________________
(1) No other unrecognized tax benefits were recognized in periods prior to the year ended December 31, 2021 that, if recognized, would reduce the effective tax rate.

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company records uncertain tax positions in accordance with ASC 740. No interest or penalties related to income tax liabilities were recognized for the years ended December 31, 2021, 2020 and 2019.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States. In 2021, the Company distributed a portion of these foreign earnings which have been previously taxed in the United States and remitted $236 of foreign withholding taxes.

In 2021, the Company made distributions between its German subsidiaries and remitted $1,493 of foreign withholding taxes. No deferred tax liabilities have been recorded for these distributions as the foreign withholding taxes are refundable on the German income tax return anticipated to be filed in 2022. No further withholding taxes are anticipated to be paid in future years related to this distribution and it is not anticipated to be remitted to the United States.

The Company does not intend to distribute the remaining previously taxed earnings resulting from the one-time

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

transition tax under the Tax Cuts and Jobs Act or capital in foreign subsidiaries, and has not recorded any deferred taxes related to such amounts. The remaining excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is permanently reinvested, and the determination of any deferred tax liability on this amount is not practicable.

10. LEASES

The Company has operating leases for office space, manufacturing facilities and equipment, computer equipment and automobiles. The Company did not have any finance leases in 2021 or 2020. Many leases include one or more options to renew, some of which include options to extend the leases for a long-term period, and some leases include options to terminate the leases within 30 days. In certain of the Company's lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes.

For the years ended December 31, 2021 and 2020, the components of operating lease expense were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Fixed operating lease expense	$5,105	$4,548
Variable operating lease expense	$707	$547
Short-term lease expense	$237	$234

Supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating leases	$5,321	$4,601
Right of use ("ROU") assets obtained in exchange for operating lease obligations	$2,482	$3,626
ROU assets obtained in acquisitions (Note 2)	$1,005	$2,735

The following table presents weighted average remaining lease term and discount rates related to the Company’s operating leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted average remaining lease term (in years)	6.41	6.83
Weighted average discount rate	2.28%	2.25%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

2022	$4,846
2023	3,537
2024	2,690
2025	2,149
2026	1,123
Thereafter	4,178
Total undiscounted cash flows	$18,523
Less: present value discount	(1,199)
Total lease liabilities	$17,324

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2021, the Company has entered into leases for building renewal and expansion, with future minimum lease payments of $13,700 that have not yet commenced.

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made payments to the lessor of $700 and $500 during the years ended December 31, 2021 and 2020, respectively. Future minimum lease payments under these leases as of December 31, 2021 are $8,200.

11. COMMITMENTS AND CONTINGENCIES

Severance Benefit Agreements

As of December 31, 2021, the Company has annually renewable employment agreements with certain of its executive officers. Among other things, the agreements provide for payments and other benefits if the employee’s employment terminates under certain circumstances, including the employee’s death, disability, voluntary resignation with good reason and involuntary termination without cause, as well as voluntary resignation with good reason and involuntary termination without cause within 90 days prior to or 24 months following a change in control of the Company.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

12. DEFERRED COMPENSATION ARRANGEMENTS

The Company has a deferred compensation arrangement with its Chief Executive Officer. This arrangement provides the Board and its committees with another mechanism to provide pay for performance based incentive compensation. It also allows for the Chief Executive Officer to make certain deferrals into the plan. The amount of the liability is comprised of liabilities from previous contributions. Amounts accrued relating to previous periods are $4,636 and $5,386 as of December 31, 2021 and 2020, respectively, of which $4,636 and $4,329 are included in other long-term liabilities in the consolidated balance sheets at December 31, 2021 and 2020 and $1,057 is included within accrued liabilities as of December 31, 2020, relating to amounts that were paid in 2021.

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2021	2020	2019
Revenues derived from foreign subsidiaries	$163,988	$152,491	$126,737

Identifiable foreign fixed assets were $32,807 and $34,855 as of December 31, 2021 and 2020, respectively.

ALLIED MOTION TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe, China, Mexico and New Zealand.

Sales to customers outside of the United States by all subsidiaries were $185,288, $171,847 and $159,365 during 2021, 2020 and 2019, respectively.

For 2021, 2020 and 2019 one customer accounted for 15%, 15% and 16% of revenues, respectively, and as of December 31, 2021 and 2020 for 10% and 22% of trade receivables, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In making our assessment of the Company’s internal control over financial reporting as of December 31, 2021, we excluded from our assessment the internal control over financial reporting at ORMEC Systems Corp., which was acquired on November 2, 2021, ALIO Industries, which was acquired on November 4, 2021, and Spectrum Controls, Inc., which was acquired on December 30, 2021 and whose financial statements collectively constitute 55% and 23% of net and total assets, respectively, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allied Motion Technologies Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allied Motion Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 9, 2022 expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ORMEC Systems Corp. (“ORMEC”), which was acquired on November 2, 2021, ALIO Industries (“ALIO”), which was acquired on November 4, 2021, and Spectrum Controls, Inc. (“Spectrum Controls”), which was acquired on December 30, 2021 and whose financial statements collectively constitute 55% and 23% of net and total assets, respectively, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at ORMEC, ALIO, or Spectrum Controls.

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

March 9, 2022

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2021:

Number of securities
remaining available for
future issuance under equity
Plan category	compensation plans
Equity compensation plans approved by security holders	1,031,128

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Report:
1.	Consolidated Financial Statements
a)	Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.
b)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
c)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019.
d)	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
e)	Notes to Consolidated Financial Statements.
f)	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
2.	Financial Statement Schedules

Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

3.   Exhibits

Exhibit No.	Subject
2.1

Share Purchase Agreement, dated as of December 30, 2021 by and among Allied Motion Technologies Inc. and the shareholders of Spectrum Controls, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed January 4, 2022.)

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

Exhibit No.	Subject
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

10.7*

Third Amendment to Employment Agreement for Richard S. Warzala dated and effective as of March 17, 2021 between Allied Motion Technologies Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021.)

10.8*	Deferred Compensation Plan, as Amended and Restated, effective May 31, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011.)

10.9*

Form of Employment Agreement (Entered into with Michael R. Leach, Robert P. Maida, Ashish R. Bendre and Geoffrey C. Rondeau each dated March 17, 2021.) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 23, 2021.)

10.10*

Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated December 3, 2016. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 23, 2021.)

10.11*

First Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated March 12, 2018. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 23, 2021.)

10.12*

Second Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated March 18, 2021. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed March 23, 2021.)

10.13*

Director Compensation Program, Stock Ownership Requirements and Stock-in-Lieu of Cash Retainer Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2021.)

10.14

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

10.15

First Amendment to First Amended and Restated Credit Agreement dated as of March 6, 2020 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2020).

Exhibit No.	Subject
10.16

Second Amendment to First Amended and Restated Credit Agreement dated as of February 1, 2021 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2020).

10.17

Third Amendment to First Amended and Restated Credit Agreement dated as of June 17, 2021 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent and The Other Lenders Party thereto, and HSBC Securities (USA) Inc., KeyBank National Association, Wells Fargo Bank, National Association and Citizens Bank, N.A., as Joint Lead Arrangers (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2021.)

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

ALLIED MOTION TECHNOLOGIES INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach
Senior Vice President & Chief Financial Officer
Date:	March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 9, 2022
Richard S. Warzala

/s/ MICHAEL R. LEACH	Senior Vice President & Chief Financial Officer	March 9, 2022
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 9, 2022
Richard D. Federico

/s/ ROBERT B. ENGEL	Director	March 9, 2022
Robert B. Engel

/s/ STEVEN C. FINCH	Director	March 9, 2022
Steven C. Finch

/s/ JAMES J. TANOUS	Director	March 9, 2022
James J. Tanous

/s/ NICOLE R. TZETZO	Director	March 9, 2022
Nicole R. Tzetzo

/s/ MICHAEL R. WINTER	Director	March 9, 2022
Michael R. Winter