Form 10-Q
period 2022-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2022-05-04
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Number of Shares of the only class of Common Stock outstanding: 15,501,430 as of May 4, 2022

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,919	$22,463
Trade receivables, net of provision for credit losses of $581 and $506 at March 31, 2022 and December 31, 2021, respectively	68,600	51,239
Inventories	97,165	89,733
Prepaid expenses and other assets	11,243	12,522
Total current assets	193,927	175,957
Property, plant and equipment, net	65,513	56,983
Deferred income taxes	5,336	5,321
Intangible assets, net	101,344	103,786
Goodwill	106,568	106,633
Operating lease assets	13,607	16,983
Other long-term assets	8,167	5,122
Total Assets	$494,462	$470,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,792	$36,714
Accrued liabilities	39,975	41,656
Total current liabilities	78,767	78,370
Long-term debt	178,619	158,960
Deferred income taxes	5,781	5,040
Pension and post-retirement obligations	3,886	3,932
Operating lease liabilities	10,060	12,792
Other long-term liabilities	23,678	23,929
Total liabilities	300,791	283,023
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 15,534 and 15,361 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	70,522	68,097
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	129,873	127,757
Accumulated other comprehensive loss	(6,724)	(8,092)
Total stockholders’ equity	193,671	187,762
Total Liabilities and Stockholders’ Equity	$494,462	$470,785

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues	$114,785	$101,677
Cost of goods sold	81,325	71,609
Gross profit	33,460	30,068
Operating costs and expenses:
Selling	5,031	4,218
General and administrative	11,496	10,748
Engineering and development	9,385	6,959
Business development	848	19
Amortization of intangible assets	2,434	1,512
Total operating costs and expenses	29,194	23,456
Operating income	4,266	6,612
Other expense, net:
Interest expense	1,038	861
Other expense (income), net	45	(119)
Total other expense, net	1,083	742
Income before income taxes	3,183	5,870
Income tax (provision) benefit	(679)	6,057
Net income	$2,504	$11,927
Basic earnings per share:
Earnings per share	$0.17	$0.83
Basic weighted average common shares	15,096	14,306
Diluted earnings per share:
Earnings per share	$0.16	$0.83
Diluted weighted average common shares	15,599	14,438
Net income	$2,504	$11,927
Other comprehensive income:
Foreign currency translation adjustment	(1,233)	(4,007)
Gain on derivatives	2,601	708
Comprehensive income	$3,872	$8,628

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders’
(In thousands except per share data)	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2021	15,361	$73,106	$(5,009)	$68,097	$127,757	$(7,409)	$180	$(863)	$187,762
Stock transactions under employee benefit stock plans	36	1,217		1,217					1,217
Issuance of restricted stock, net of forfeitures	141	5,140	(5,144)	(4)					(4)
Stock-based compensation expense			1,349	1,349					1,349
Shares withheld for payment of employee payroll taxes	(4)	(137)		(137)					(137)
Comprehensive (loss) income						(1,233)	3,423		2,190
Tax effect of derivative transactions							(822)		(822)
Net income					2,504				2,504
Dividends to stockholders - $0.025					(388)				(388)
Balances, March 31, 2022	15,534	$79,326	$(8,804)	$70,522	$129,873	$(8,642)	$2,781	$(863)	$193,671

	Common Stock					Accumulated Other Comprehensive Income (Loss)
						Foreign
			Unamortized	Common Stock		Currency	Accumulated		Total
			Cost of Equity	and Paid-in	Retained	Translation	income (loss)	Pension	Stockholders’
	Shares	Amount	Awards	Capital	Earnings	Adjustments	on derivatives	adjustments	Equity
Balances, December 31, 2020	14,632	$47,085	$(5,807)	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988		988					988
Issuance of restricted stock, net of forfeitures	81	3,001	(2,872)	129					129
Stock-based compensation expense			797	797					797
Shares withheld for payment of employee payroll taxes	(21)	(256)		(256)					(256)
Comprehensive (loss) income						(4,007)	929		(3,078)
Tax effect of derivative transactions							(221)		(221)
Net income					11,927				11,927
Dividends to stockholders - $0.02					(294)				(294)
Balances, March 31, 2021	14,724	$50,818	$(7,882)	$42,936	$116,698	$(4,223)	$(730)	$(1,633)	$153,048

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$2,504	$11,927
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	5,657	4,431
Deferred income taxes	826	(7,029)
Stock-based compensation expense	1,349	797
Debt issue cost amortization recorded in interest expense	35	35
Other	530	890
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(17,648)	(9,912)
Inventories	(8,713)	56
Prepaid expenses and other assets	1,407	1,862
Accounts payable	2,113	4,994
Accrued liabilities	(1,456)	(2,484)
Net cash (used in) provided by operating activities	(13,396)	5,567

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,478)	(3,076)
Acquisitions	185	—
Net cash used in investing activities	(2,293)	(3,076)

Cash Flows From Financing Activities:
Principal payments of long-term debt and finance lease obligations	(3,316)	—
Proceeds from issuance of long-term debt	13,674	—
Tax withholdings related to net share settlements of restricted stock	(137)	(256)
Net cash provided by (used in) financing activities	10,221	(256)
Effect of foreign exchange rate changes on cash	(76)	(641)
Net (decrease) increase in cash and cash equivalents	(5,544)	1,594
Cash and cash equivalents at beginning of period	22,463	23,131
Cash and cash equivalents at end of period	$16,919	$24,725

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$338	$793

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 that was previously filed by the Company.

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $488 are included in business development on the condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2022 related to the consolidation of the Twinsburg facility. Costs incurred include accelerated lease costs, severance and other payroll related costs.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of March 31, 2022.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted below in Note 17, Segment Information, the Company’s business consists of one reportable segment. Revenue by geographic region is based on point of shipment origin.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below (in thousands):

	Three months ended
	March 31,
Target Market	2022	2021
Vehicle	$32,582	$34,451
Industrial	45,776	31,303
Medical	21,319	23,289
Aerospace & Defense	9,444	7,442
Other	5,664	5,192
Total	$114,785	$101,677

	Three months ended
	March 31,
Geography	2022	2021
North America (primarily U.S.)	$72,378	$56,642
Europe	33,749	37,162
Asia-Pacific	8,658	7,873
Total	$114,785	$101,677

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Contract liabilities in accrued liabilities	$7,647	$2,425
Contract liabilities in other long-term liabilities	238	242
	$7,885	$2,667

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the three months ended March 31, 2022, the Company recognized revenue of $1,078 that was included in the opening contract liabilities balance.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	March 31,	December 31,
	2022	2021
Parts and raw materials	$74,623	$65,223
Work-in-process	9,750	9,529
Finished goods	12,792	14,981
	$97,165	$89,733

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

		March 31,	December 31,
	Useful lives	2022	2021
Land		$974	$979
Building and improvements	5 - 39 years	23,883	14,398
Machinery, equipment, tools and dies	3 - 15 years	83,523	82,898
Construction work in progress		10,774	9,582
Furniture, fixtures and other	3 - 10 years	21,849	21,794
		141,003	129,651
Less accumulated depreciation		(75,490)	(72,668)
Property, plant and equipment, net		$65,513	$56,983

Depreciation expense was approximately $3,223 and $2,919 for the three months ended March 31, 2022 and 2021, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2022 is as follows (in thousands):

March 31,
2022
Beginning balance	$106,633
Impact of measurement period adjustments of 2021 acquisitions	175
Effect of foreign currency translation	(240)
Ending balance	$106,568

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

The initial purchase price, collectively, for ORMEC and ALIO was $33,458, and the initial purchase price of Spectrum Controls was $68,711. During the three months ended March 31, 2022, measurement period adjustments to the preliminary purchase price allocations, collectively, resulted in an increase in purchase price of $119 and an increase in goodwill of $175. During the three

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

months ended March 31, 2022, a settlement of certain closing working capital amounts resulted in a cash inflow of $185. The purchase price allocations for each of the three 2021 acquisitions remain preliminary and are subject to adjustments based on a determination of closing net working capital and/or certain tax matters.

The acquisition of ALIO includes contingent consideration initially measured at a fair value of $4,900. There were no changes to the estimated fair value of contingent consideration during the three months ended March 31, 2022, and the contingent consideration of $4,900 as of March 31, 2022 is included in other long-term liabilities on the condensed consolidated balance sheet. The Spectrum Controls acquisition includes two remaining payments of $12,500 each to be paid in two equal installments no later than December 31, 2022 and December 31, 2023, respectively, comprised of 50% cash and 50% in Company stock. As of March 31, 2022, $12,416 is included in accrued liabilities and $12,305 is included in other long-term liabilities on the condensed consolidated balance sheet. As of December 31, 2021, $12,388 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the condensed consolidated balance sheet.

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		March 31, 2022			December 31, 2021
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	5-18 years	$93,997	$(29,071)	$64,926	$94,079	$(27,639)	$66,440
Trade name	10 - 19 years	14,645	(6,162)	8,483	14,649	(5,927)	8,722
Design and technologies	10 - 15 years	34,177	(6,242)	27,935	34,241	(5,617)	28,624
Total		$142,819	$(41,475)	$101,344	$142,969	$(39,183)	$103,786

Amortization expense for intangible assets was $2,434 and $1,512 for the three months ended March 31, 2022 and 2021, respectively.

Estimated future intangible asset amortization expense as of March 31, 2022 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2022	$7,382
2023	9,856
2024	9,528
2025	9,510
2026	9,412
2027	8,966
Thereafter	46,690
Total estimated amortization expense	$101,344

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Restricted Stock

For the three months ended March 31, 2022, 150,054 shares of unvested restricted stock were awarded at a weighted average market value of $34.29. Of the restricted shares granted, 104,946 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2022:

Number of
shares
Outstanding at beginning of period	293,577
Awarded	150,054
Vested	(9,557)
Forfeited	(4,267)
Outstanding at end of period	429,807

Stock-based compensation expense, net of forfeitures, of $1,349 and $797 was recorded for the three months ended March 31, 2022 and 2021, respectively.

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and fringe benefits	$8,255	$14,666
Accrued business acquisition consideration	12,416	12,388
Warranty reserve	1,946	1,869
Income taxes payable	1,015	970
Operating lease liabilities - current	3,759	4,532
Finance lease obligations - current	318	—
Deferred revenue	7,647	2,425
Other accrued expenses	4,619	4,806
	$39,975	$41,656

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Long-term Debt
Revolving Credit Facility, long-term (1)	$169,716	$159,395
Unamortized debt issuance costs	(400)	(435)
Finance lease obligations - noncurrent	9,303	—
Long-term debt	$178,619	$158,960
(1)	The effective rate of the Amended Revolving Facility is 2.26% at March 31, 2022.

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

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 0.75%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At March 31, 2022, the applicable margin for LIBOR Rate borrowings was 1.625% and the applicable margin for Prime Rate borrowings was 0.625%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.20% at March 31, 2022) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, Total Leverage Ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. Under the provisions of the Amended Credit Agreement, the Company may elect to increase its Leverage Ratio to a 4.0 to 1.0 ratio (a “Leverage Increase”) during the fiscal quarter in which a Material Acquisition (as defined in the Amended Credit Agreement) takes place, and for the next three fiscal quarters. If the Material Acquisition occurs within the last 45 days of any fiscal quarter, the Leverage Increase is applicable for the following four fiscal quarters. The Company qualified for, and elected, the Leverage Increase as a result of the Spectrum Controls acquisition. The Company was in compliance with all covenants at March 31, 2022.

As of March 31, 2022, the unused Amended Revolving Facility was $55,284. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility provides credit of $1,577 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during the three months ended March 31, 2022 or 2021, respectively.

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

Beginning in the first quarter of 2021, the Company began entering into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $12,656 at March 31, 2022. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

consolidated statements of income and comprehensive income. During three months ended March 31, 2022, the Company had gains of $54 on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that $516 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. Additionally, the Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2022	2021
Foreign currency contracts	Prepaid expenses and other assets	$22	$39
Interest rate products	Other long-term assets	3,643	340
		$3,665	$379

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2022	2021
Interest rate products	Accrued liabilities	$—	$120
		$—	$120

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2022 and 2021 (in thousands):

	Amount of pre-tax gain recognized
	in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2022	2021
Interest rate products	$3,237	$704

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Amount of pre-tax loss reclassified
	from accumulated OCI into income
Location of (loss) gain reclassified	Three months ended March 31,
from accumulated OCI into income	2022	2021

Interest expense	$(186)	$(225)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2022 and 2021 (in thousands):

		Total amounts of income and expense
		line items presented that reflect the
		effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2022	2021
Interest rate products	Interest Expense	$1,038	$861

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands):

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$3,678	$(13)	$3,665	$—	$—	$3,665

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$387	$(8)	$379	$—	$—	$379

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$120	$—	$120	$—	$—	$120

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,194	$—	$—
Deferred compensation plan assets	4,385	—	—
Foreign currency hedge contracts	—	22	—
Interest rate swaps, net	—	3,643	—
Contingent consideration	—	—	(4,900)

	December 31, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,899	$—	$—
Deferred compensation plan assets	4,636	—	—
Foreign currency hedge contracts	—	39	—
Interest rate swaps, net	—	220	—
Contingent consideration	—	—	(4,900)

The contingent consideration fair value measurement in connection with the acquisition of ALIO Industries in the fourth quarter of 2021 is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis. There were no changes to the estimated fair value of contingent consideration during the three months ended March 31, 2022.

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

The effective income tax rate was 21.3% and (103.2%) for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 includes discrete tax benefit of (7.2%) and (130.5%), respectively. For the three months ended March 31, 2022 the discrete tax benefits related primarily to the reversal of uncertain tax positions. The discrete benefit in the three months ended March 31, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period which changes our ability to use the carryforwards in future periods.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating leases	$1,185	$1,339
Cash paid for amounts included in the measurement of finance lease obligations	$73	$—
Right of use assets obtained in exchange for operating lease obligations	$875	$1,553
Right of use assets obtained in exchange for finance lease obligations	$9,471	$—

The Company’s finance lease obligations relate to a manufacturing facility. As of March 31, 2022, finance lease assets of $9,313 are included in property, plant and equipment, net, finance lease obligations of $318 are included in accrued liabilities, and $9,303 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2022 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$3,184	$551
2023	2,776	799
2024	2,302	815
2025	1,495	831
2026	877	848
2027	669	867
Thereafter	3,376	8,771
Total undiscounted cash flows	$14,679	$13,482
Less: present value discount	(860)	(3,861)
Total lease liabilities	$13,819	$9,621

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

As of March 31, 2022, the Company has entered into leases with future minimum lease payments of $7,300 that has not yet commenced.

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $167 during the three months ended March 31, 2022 and is obligated to make payments of $904 during the remainder of 2022. Future fixed minimum lease payments under these leases as of March 31, 2022 are $7,793.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the three months ended March 31, 2022 and 2021 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain on cash flow hedges	—	3,237	(777)	—	2,460
Amounts reclassified from AOCI	—	186	(45)	—	141
Foreign currency translation loss	—	—	—	(1,233)	(1,233)
At March 31, 2022	$(863)	$3,644	$(863)	$(8,642)	$(6,724)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2020	$(1,633)	$(1,889)	$451	$(216)	$(3,287)
Unrealized gain on cash flow hedges	—	704	(167)	—	537
Amounts reclassified from AOCI	—	225	(54)	—	171
Foreign currency translation loss	—	—	—	(4,007)	(4,007)
At March 31, 2021	$(1,633)	$(960)	$230	$(4,223)	$(6,586)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 and $0.02 per share in the three months ended March 31, 2022 and 2021, respectively. Total dividends declared were $378 and $294 in the three months ended March 31, 2022 and 2021, respectively. The declared dividends were paid in April 2022 and 2021, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Basic weighted average shares outstanding	15,096	14,306
Dilutive effect of potential common shares	503	132
Diluted weighted average shares outstanding	15,599	14,438

For the three months ended March 31, 2022 and 2021, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenues for the three months ended March 31, 2022 was comprised of 56% shipped to U.S. customers and 44% shipped to foreign customers, primarily in Europe, Canada and Asia-Pacific.

Identifiable foreign fixed assets were $32,614 and $32,807 as of March 31, 2022 and December 31, 2021, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico and Asia-Pacific.

For the three months ended March 31, 2022 and 2021, one customer accounted for 12% and 16% of revenues, respectively. As of March 31, 2022 and December 31, 2021 this customer represented 11% and 10% of trade receivables, respectively.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty controlled motion products and solutions used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include brush and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products.

Business Environment

COVID-19

The ongoing impact of Coronavirus (“COVID-19”) and its variants has created significant impacts and disruptions to the U.S. and global economies and are likely to do so for the foreseeable future. We expect that COVID-19 will continue to adversely affect portions of our business, including our global supply chain and manufacturing operations. We experienced reductions in customer demand in certain of our served markets and increases in demand in other of these markets during the first quarter of 2022 due to COVID-19. The operational ability of our suppliers to provide the necessary quantity of materials on a timely basis has been reduced, which has impacted the predictability of our global supply chain, and resulted in some increased costs to secure and place materials into production and forced us to delay product shipments. Throughout 2022, we expect the impact of COVID-19 on our operations will continue to challenge certain aspects of our business, particularly our global supply chain and our ability to hire direct labor. Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business.

In response to COVID-19, we have taken and will continue to take proactive, aggressive action to protect the health and safety of our employees, customers, partners, suppliers and communities. We continue to follow rigorous safety measures in all of our sites, including social distancing protocols, incorporating a work from home model at certain times for those employees that do not need to be physically present to perform their work, limiting travel, implementing temperature checks at the entrances to our facilities where required, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. These measures have been implemented on a worldwide basis and have been adjusted prudently as requirements and conditions change. We will continue to monitor and act in accordance with government authorities requirements or recommendations and evolving best practices.

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

While demand for certain items, such as ventilators, has returned to normalized levels in 2022, we continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds and mobile equipment carts.

Our worldwide locations are considered to be essential suppliers to our customers and therefore most of our locations have remained substantially operational throughout the outbreak while implementing the enhanced safety procedures.

There have been recent COVID-19 related lockdowns in certain areas of China that have generally impacted the timing of shipments into and out of certain ports. These lockdowns have not significantly impacted our production facilities, however we are continuing to monitor the situation.

Our Amended Credit Agreement includes a $225 million revolving credit facility through February 2025. Through this amendment we have lowered our cost of debt, and have secured more favorable covenants. This liquidity preserves our financial flexibility during the pandemic and subsequent to it. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

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

Recent Events

The current conflict in Ukraine has created general economic uncertainty with regard to energy and other commodity prices, interest rates, markets served, and our supply chain. The conflict has resulted in increased energy and component costs in our European locations, as well as extending the time for component shipments between Europe and Asia-Pacific. We continue to monitor developments as they unfold in order to react accordingly. The impact of the conflict on our operational and financial performance will depend on future developments that cannot be predicted, however, the Company does not believe the impacts to be material at this time.

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $488 are included in business development in the condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2021 related to this consolidation. Costs incurred in connection with this initiative have included accelerated lease costs, severance and other payroll related costs, legal costs, accelerated depreciation, and costs to relocate inventory and machinery and equipment. This initiative is expected to be completed during the second quarter of 2022.

Operating Results

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	For the three months ended		2022 vs. 2021
	March 31,		Variance
(Dollars in thousands, except per share data)	2022	2021	$	%
Revenues	$114,785	$101,677	$13,108	13%
Cost of goods sold	81,325	71,609	9,716	14%
Gross profit	33,460	30,068	3,392	11%
Gross margin percentage	29.2%	29.6%
Operating costs and expenses:
Selling	5,031	4,218	813	19%
General and administrative	11,496	10,748	748	7%
Engineering and development	9,385	6,959	2,426	35%
Business development	848	19	829	NM
Amortization of intangible assets	2,434	1,512	922	61%
Total operating costs and expenses	29,194	23,456	5,738	24%
Operating income	4,266	6,612	(2,346)	(35)%
Interest expense	1,038	861	177	21%
Other expense (income), net	45	(119)	164	(138)%
Total other expense	1,083	742	341	46%
Income before income taxes	3,183	5,870	(2,687)	(46)%
Income tax (provision) benefit	(679)	6,057	(6,736)	(111)%
Net income	$2,504	$11,927	$(9,423)	(79)%

Effective tax rate	21.3%	(103.2)%
Diluted earnings per share	$0.16	$0.83	$(0.67)	(81)%
Bookings	$155,295	$114,644	$40,651	35%
Backlog	$289,295	$152,262	$137,033	90%

REVENUES: The increase in revenues during the first quarter 2022 reflects increases in our Industrial and A&D served markets and includes the impact of the three acquisitions that were completed in the fourth quarter of 2021. Our sales for the period ended March 31, 2022 were comprised of 56% to U.S. customers and 44% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 16% volume increase offset partially by a 3% unfavorable currency impact. Organic growth was 5.3% during the first quarter 2022. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 35% increase in orders in the first quarter 2022 compared to 2021 is due to a 39% increase in volume, offset partially by a 4% unfavorable currency impact. The increase in bookings during the first quarter 2022 compared to 2021 is impacted by the three acquisitions completed during the fourth quarter 2021 along with organic growth notably in our Industrial markets.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $33,460 in the first quarter of 2022 from $30,068 in the first quarter of 2021 driven by higher sales volume, including the recently completed acquisitions, however gross margins declined to 29.2% for 2022, compared to 29.6% for 2021. The decrease in gross margin percentage was largely driven by acquisition inventory step-up amortization of $778, higher material and labor costs including costs associated with addressing the disruptions in the global supply chain environment to meet the needs of our customers.

SELLING EXPENSES: Selling expenses increased 19% during the first quarter 2022 compared to 2021 primarily due to increased costs in connection with our recently completed acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were comparable at 4% during 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 7% during the first quarter 2022 compared to 2021 due primarily to increased costs related to the inclusion of our recent acquisitions. As a percentage of revenues, general and administrative expenses were 10% and 11% in 2022 and 2021, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 35% in the first quarter of 2022 compared to 2021. The increase is due primarily to the inclusion and nature of our recent acquisitions along with our continued investment in new product development. As a percentage of revenues, engineering and development expenses were 8% for the three months ended March 31, 2022 compared to 7% for the three months ended March 31, 2021.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in the first quarter 2022 compared to 2021 is due to increased costs related to acquisition-related activities, as well as costs related to the Twinsburg plant consolidation.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased in the first quarter 2022 compared to 2021 due to incremental intangible amortization attributable to the three business acquisitions completed in the fourth quarter of 2021.

INTEREST EXPENSE: Interest expense increased by 21% in the first quarter of 2022 compared to 2021 primarily due to an increase in average debt levels.

INCOME TAXES: For the three months ended March 31, 2022 and 2021, the effective income tax rate was 21.3% and (103.2%), respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 includes a discrete tax benefit of (7.2%) and (130.5%), respectively. For the three months ended March 31, 2022 the discrete tax benefit related primarily to the reversal of uncertain tax positions. The discrete benefit in the three months ended March 31, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period which changed our ability to use the carryforwards in future periods . The Company expects its income tax rate for the full year 2022 to be approximately 24% to 26%.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during the first quarter of 2022 compared to 2021 primarily due to the effect of a $7,373 discrete income tax benefit in the first quarter of 2021 that was not present in the first quarter of 2022 as well as incremental business development costs and amortization of intangible assets of $829 and $922, respectively, due to acquisition-related activity.

Adjusted net income for the quarters ended March 31, 2022 and 2021 was $3,788 and $4,560, respectively. Adjusted diluted earnings per share for the first quarter of 2022 and 2021 were $0.24 and $0.32, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $10,656 for the first quarter 2022 compared to $11,162 for the first quarter 2021. Adjusted EBITDA was $12,903 and $11,966 for the first quarters of 2022 and 2021, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three months ended March 31, 2022 is as follows (in thousands):

Three months ended
March 31, 2022
Revenue as reported	$114,785
Currency impact unfavorable (favorable)	3,229
Revenue excluding foreign currency exchange impacts	$118,014

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Net income as reported	$2,504	$11,927
Interest expense	1,038	861
Provision (benefit) for income tax	679	(6,057)
Depreciation and amortization	6,435	4,431
EBITDA	10,656	11,162
Stock-based compensation expense	1,349	797
Business development costs	848	19
Foreign currency loss (gain)	50	(12)
Adjusted EBITDA	$12,903	$11,966

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three months ended March 31, 2022 and 2021 is as follows (in thousands except per share amounts):

	For the three months ended
	March 31,
		Per diluted		Per diluted
	2022	share	2021	share
Net income as reported	$2,504	$0.16	$11,927	$0.83
Non-GAAP adjustments, net of tax
Discrete income tax benefit	—	—	(7,373)	(0.51)
Acquisition inventory step-up amortization - net	596	0.04	—	—
Foreign currency loss (gain) - net	38	—	(9)	—
Business development costs - net	650	0.04	15	—
Non-GAAP adjusted net income and diluted earnings per share	$3,788	$0.24	$4,560	$0.32

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $5,544 to a balance of $16,919 at March 31, 2022 from December 31, 2021.

			2022 vs.
	Three Months Ended		2021
	March 31,		Variance
	2022	2021	$
Net cash (used in) provided by operating activities	$(13,396)	$5,567	$(18,963)
Net cash used in investing activities	(2,293)	(3,076)	783
Net cash provided by (used in) financing activities	10,221	(256)	10,477
Effect of foreign exchange rates on cash	(76)	(641)	565
Net (decrease) increase in cash and cash equivalents	$(5,544)	$1,594	$(7,138)

Of the $16,919 of cash and cash equivalents at March 31, 2022, $13,404 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the three months ended March 31, 2022, the decrease in cash used in operating activities is primarily due to working capital needs, primarily for inventories and trade receivables. Cash used for inventories is primarily due to strategic decisions to secure critical components given the current supply chain environment.

Cash used in investing activities in the three months ended March 31, 2022 includes $2,478 for purchases of property and equipment compared to $3,076 during the three months ended March 31, 2021. Capital expenditures are expected to be between $15,000 and $20,000 for the full year 2022.

The increase in cash provided by financing activities in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily a result of increased borrowings to fund working capital needs. At March 31, 2022, we had $169,716 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. Under the provisions of the Amended Credit Agreement, we may elect to increase our Leverage Ratio to a 4.0 to 1.0 ratio (a “Leverage Increase”) during the fiscal quarter in which a Material Acquisition (as defined in the Amended Credit Agreement) takes place and for the next three fiscal quarters. If the Material Acquisition occurs within the last 45 days of any fiscal quarter, the Leverage Increase is applicable for the following four fiscal quarters. We qualified for and elected the Leverage Increase as a result of the Spectrum Controls acquisition in the fourth quarter of 2021. We were in compliance with all covenants at March 31, 2022.

As of March 31, 2022, the unused Amended Revolving Facility was $55,284. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the three months ended March 31, 2022 and 2021, respectively.

The Company declared dividends of $0.025 and $0.02 per share during the first quarter 2022 and 2021, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

Although there is ongoing uncertainty related to the anticipated impact of COVID-19 and variants on our future results, we believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet leaves us well-positioned to manage our business through the crisis as it continues to unfold. We continually assess our liquidity and cash positions and have assessed the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,200 on our first quarter 2021 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the quarter ended March 31, 2022 decreased sales compared to the quarter ended March 31, 2021 by approximately $3,229.

We translate all assets and liabilities of foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive income. The translation adjustments were losses of $1,233 and $4,007 for the first quarter of 2022 and 2021, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11,000 on our foreign net assets as of March 31, 2022.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $12,656 at March 31, 2022. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive income. During the quarter ended March 31, 2021, we recorded gains of $54 on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net. Net foreign currency transaction gains and losses included in total other expense, net amounted to a loss of $50 and a gain of $12 for the first quarter of 2022 and 2021, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on the LIBOR or EURIBOR plus a margin of 1.00% to 1.75% (1.625% at March 31, 2021) or the Prime Rate plus a margin of 0% to 0.75% (0.625% at December 31, 2021), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of March 31, 2022, we had $169,716 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $99,716 of unhedged floating rate debt outstanding at March 31, 2021 would have an impact of approximately $249 on our interest expense for the first quarter of 2022.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2021, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2021 Annual Report and 10-K.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
01/01/22 to 01/31/22	1,110	$36.88	—	—
02/01/22 to 02/28/22	—	—	—	—
03/01/22 to 03/31/22	2,831	33.85	—	—
Total	3,941	$34.70	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2022, the Company did not have an authorized stock repurchase plan in place.

Item 6. Other Information

None.

Item 7.  Exhibits

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 4, 2022	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer