Form 10-Q
period 2022-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2022-08-03
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Number of Shares of the only class of Common Stock outstanding: 15,978,261 as of August 3, 2022

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,846	$22,463
Trade receivables, net of provision for credit losses of $586 and $506 at June 30, 2022 and December 31, 2021, respectively	69,806	51,239
Inventories	112,255	89,733
Prepaid expenses and other assets	11,403	12,522
Total current assets	222,310	175,957
Property, plant and equipment, net	65,945	56,983
Deferred income taxes	4,427	5,321
Intangible assets, net	125,943	103,786
Goodwill	125,006	106,633
Operating lease assets	23,550	16,983
Other long-term assets	8,934	5,122
Total Assets	$576,115	$470,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,129	$36,714
Accrued liabilities	46,295	41,656
Total current liabilities	93,424	78,370
Long-term debt	228,901	158,960
Deferred income taxes	8,263	5,040
Pension and post-retirement obligations	3,841	3,932
Operating lease liabilities	18,854	12,792
Other long-term liabilities	21,553	23,929
Total liabilities	374,836	283,023
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 15,978 and 15,361 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	81,662	68,097
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	134,066	127,757
Accumulated other comprehensive loss	(14,449)	(8,092)
Total stockholders’ equity	201,279	187,762
Total Liabilities and Stockholders’ Equity	$576,115	$470,785

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$122,722	$101,537	$237,507	$203,214
Cost of goods sold	82,948	70,320	164,273	141,929
Gross profit	39,774	31,217	73,234	61,285
Operating costs and expenses:
Selling	5,808	4,396	10,839	8,614
General and administrative	12,595	11,181	24,091	21,929
Engineering and development	9,791	7,240	19,177	14,199
Business development	1,417	155	2,265	174
Amortization of intangible assets	2,645	1,511	5,079	3,023
Total operating costs and expenses	32,256	24,483	61,451	47,939
Operating income	7,518	6,734	11,783	13,346
Other expense, net:
Interest expense	1,525	807	2,563	1,668
Other (income) expense, net	(279)	(10)	(234)	(129)
Total other expense, net	1,246	797	2,329	1,539
Income before income taxes	6,272	5,937	9,454	11,807
Income tax (provision) benefit	(1,691)	(1,303)	(2,370)	4,754
Net income	$4,581	$4,634	$7,084	$16,561
Basic earnings per share:
Earnings per share	$0.30	$0.32	$0.47	$1.15
Basic weighted average common shares	15,355	14,406	15,226	14,356
Diluted earnings per share:
Earnings per share	$0.29	$0.32	$0.45	$1.14
Diluted weighted average common shares	15,932	14,494	15,752	14,467
Net income	$4,581	$4,634	$7,084	$16,561
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,699)	955	(9,932)	(3,052)
Gain on derivatives	974	56	3,576	764
Comprehensive (loss) income	$(3,144)	$5,645	$728	$14,273

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2021	15,361	$73,106	$(5,009)	$68,097	$127,757	$(7,409)	$180	$(863)	$187,762
Stock transactions under employee benefit stock plans	36	1,217		1,217					1,217
Issuance of restricted stock, net of forfeitures	141	5,140	(5,144)	(4)					(4)
Stock-based compensation expense			1,349	1,349					1,349
Shares withheld for payment of employee payroll taxes	(4)	(137)		(137)					(137)
Comprehensive (loss) income						(1,233)	3,423		2,190
Tax effect of derivative transactions							(822)		(822)
Net income					2,504				2,504
Dividends to stockholders - $0.025					(388)				(388)
Balances, March 31, 2022	15,534	$79,326	$(8,804)	$70,522	$129,873	$(8,642)	$2,781	$(863)	$193,671
Issuance of restricted stock, net of forfeitures	16	313	(314)	(1)					(1)
Share issuance in connection with acquisitions	463	11,103		11,103					11,103
Stock-based compensation expense			1,141	1,141					1,141
Shares withheld for payment of employee payroll taxes	(35)	(1,103)		(1,103)					(1,103)
Comprehensive (loss) income						(8,699)	1,284		(7,415)
Tax effect of derivative transactions							(310)		(310)
Net income					4,581				4,581
Dividends to stockholders - $0.025					(388)				(388)
Balances, June 30, 2022	15,978	$89,639	$(7,977)	$81,662	$134,066	$(17,341)	$3,755	$(863)	$201,279

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2020	14,632	$47,085	$(5,807)	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988		988					988
Issuance of restricted stock, net of forfeitures	81	3,001	(2,872)	129					129
Stock-based compensation expense			797	797					797
Shares withheld for payment of employee payroll taxes	(21)	(256)		(256)					(256)
Comprehensive (loss) income						(4,007)	929		(3,078)
Tax effect of derivative transactions							(221)		(221)
Net income					11,927				11,927
Dividends to stockholders - $0.02					(294)				(294)
Balances, March 31, 2021	14,724	$50,818	$(7,882)	$42,936	$116,698	$(4,223)	$(730)	$(1,633)	$153,048
Issuance of restricted stock, net of forfeitures	15	472	(474)	(2)					(2)
Stock-based compensation expense			1,000	1,000					1,000
Shares withheld for payment of employee payroll taxes	(23)	(1,344)		(1,344)					(1,344)
Comprehensive income						955	74		1,029
Tax effect of derivative transactions							(18)		(18)
Net income					4,634				4,634
Dividends to stockholders - $0.025					(368)				(368)
Balances, June 30, 2021	14,716	$49,946	$(7,356)	$42,590	$120,964	$(3,268)	$(674)	$(1,633)	$157,979

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$7,084	$16,561
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	12,531	8,890
Deferred income taxes	1,222	(7,316)
Stock-based compensation expense	2,490	1,797
Debt issue cost amortization recorded in interest expense	71	71
Other	793	1,028
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(15,407)	(5,381)
Inventories	(22,003)	(5,951)
Prepaid expenses and other assets	1,601	814
Accounts payable	9,850	5,651
Accrued liabilities	1,478	307
Net cash (used in) provided by operating activities	(290)	16,471

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(44,569)	—
Purchase of property and equipment	(6,354)	(5,885)
Net cash used in investing activities	(50,923)	(5,885)

Cash Flows From Financing Activities:
Principal payments of long-term debt and finance lease obligations	(3,406)	(7,603)
Proceeds from issuance of long-term debt	64,203	—
Dividends paid to stockholders	(776)	(662)
Tax withholdings related to net share settlements of restricted stock	(1,240)	(1,600)
Net cash provided by (used in) financing activities	58,781	(9,865)
Effect of foreign exchange rate changes on cash	(1,185)	(468)
Net increase in cash and cash equivalents	6,383	253
Cash and cash equivalents at beginning of period	22,463	23,131
Cash and cash equivalents at end of period	$28,846	$23,384

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$11,103	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$1,444	$967

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

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Such consolidation has been substantially completed by June 30, 2022. Costs of $4 and $344 are included in business development on the condensed consolidated statement of income and comprehensive (loss) income for the three and six months ended June 30, 2022, respectively, related to the consolidation of the Twinsburg facility. Costs incurred include accelerated lease costs, severance and other payroll related costs.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2.    ACQUISITIONS

FPH Group

On May 30, 2022, the Company acquired 100% of the direct and indirect legal and beneficial ownership of the shares of FPH Group Inc., a corporation incorporated pursuant to the laws of the Province of Ontario and the membership interests of Transtar International, LLC, a Michigan limited liability company, collectively “FPH”. FPH is an Ontario, Canada headquartered industry leader in the development of technically advanced, reliable and cost-effective electrical drive systems which provide high torque and precision motion for the defense industry, as well as light weighting technologies for existing and future ground-based vehicles in the defense industry. FPH provides concept engineering, prototyping, validation and production. FPH also develops composites, advanced materials and hybrid products and systems that achieve significant weight reduction and higher strength. This acquisition provides the Company with a deeper penetration within defense applications including the necessary manufacturing licenses and certifications.

The purchase price was $42,159 consisting of cash of $39,359 funded through borrowings under the Amended Revolving Facility, $550 in Company stock (22,886 shares at $24.01 closing stock price on May 27, 2022), and $2,250 in the form of 93,728 exchangeable shares (based on the closing price of an equivalent share of the Company’s common stock) of an indirect wholly-owned subsidiary of the Company, each of which is initially exchangeable into one share of Company common stock, subject to adjustment, in accordance with a Support Agreement entered into concurrently with the closing of the transaction. The purchase price allocation is subject to adjustments based on a final determination of closing net working capital and certain tax matters.

The Company incurred $710 of transaction costs related to the acquisition of FPH, which are included in business development on the condensed consolidated statements of income and comprehensive (loss) income.

The preliminary allocation of the purchase price paid for FPH is based on estimated fair values of the assets acquired and liabilities assumed of FPH as of May 30, 2022 and is as follows (in thousands):

Cash and cash equivalents	$1,755
Trade receivables	3,161
Inventories	4,576
Other assets, net	174
Property, plant and equipment	624
Right of use assets	4,165
Intangible assets	22,611
Goodwill	13,314
Other current liabilities	(956)
Deferred revenue	(776)
Lease liabilities	(4,165)
Net deferred income tax liabilities	(2,324)
Net purchase price	$42,159

The intangible assets acquired consist of customer lists of $16,173, technology of $5,731, and a trade name of $707, which are being amortized over 12, 10 and 10 years, respectively. Goodwill generated in the acquisition is related to the assembled workforce, synergies between Allied Motion’s other operations and FPH that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to integrate each other’s products into more fully integrated system solutions and Allied Motion’s ability to utilize FPH’s management knowledge in providing complementary product offerings to the Company’s customers.

The operating results of this acquisition are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue of FPH included within the condensed consolidated statement of income and comprehensive (loss) income for the three and six months ended June 30, 2022 was $1,925 and earnings were $247.

The goodwill resulting from the FPH acquisition is tax deductible.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

ThinGap and Airex

On May 24, 2022, the Company acquired 100% of the outstanding stock of ThinGap, Inc. (“ThinGap”), a privately-owned California headquartered developer and manufacturer of high performance, zero clogging slotless motors for use in aerospace, defense and medical applications that require precise performance in a compact, yet high-torque-to-volume solutions. ThinGap designs, engineers and manufactures low profile, brushless DC motor kits and assemblies that utilize a proprietary wave-wound stator architecture and highly optimized rotors. ThinGap expands the Company’s precision motion capabilities and advances its strategy to provide integrated motion solutions in the robotics, semiconductor and instrumentation markets.

On June 17, 2022, the Company acquired 100% of the membership interests of Airex, LLC (“Airex”), a privately-owned New Hampshire headquartered developer of high precision electromagnetic components and solutions for the aerospace and defense, life sciences, semiconductor and commercial industrial applications. Airex combines its patented winding technology with robotic manufacturing to produce linear motors – ironless and iron core, rotary motors, voice coils, wound electromagnetic components and sub-components. Airex expands the Company’s motor offerings as well as enhances its quality systems to support broad mission critical defense programs, as well as other high demanding industries.

The purchase price, collectively, for ThinGap and Airex was $16,527, comprised of $8,224 in cash funded through borrowings under the Amended Revolving Credit Facility and $8,303 in Company stock (376,500 shares, of which 29,631 shares are subject to an indemnification holdback, at a weighted average stock price of $22.05). These purchase price allocations are subject to adjustments based on a final determination of closing net working capital and certain tax matters.

The Company incurred $179 of transaction costs related to these acquisitions in 2022, which are included in business development on the condensed consolidated statements of income and comprehensive (loss) income.

The preliminary allocation of the purchase price paid is based on estimated fair values of the assets acquired and liabilities assumed as of May 24, 2022 for ThinGap and June 17, 2022 for Airex and is, collectively, as follows (in thousands):

Cash and cash equivalents	$1,074
Trade receivables	1,295
Inventories	1,686
Other assets, net	636
Property, plant and equipment	202
Right of use assets	888
Intangible assets	6,000
Goodwill	6,800
Other current liabilities	(574)
Deferred revenue	(245)
Lease liabilities	(888)
Net deferred income tax liabilities	(347)
Net purchase price	$16,527

The intangible assets acquired consist of customer lists of $3,800, technology of $2,000 and trade names of $200, which are being amortized over weighted average useful lives of 10, 12.5 and 10 years, respectively. Goodwill generated in these acquisitions is related to the assembled workforce, synergies with Allied Motion’s other operations that are expected to occur as a result of the combined engineering knowledge, the ability of the operations to integrate products into more fully integrated system solutions and Allied Motion’s ability to utilize ThinGap and Airex management knowledge in providing complementary product offerings to the Company’s customers.

The operating results of these acquisitions are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue included within the condensed consolidated statement of income and comprehensive (loss) income for the three and six months ended June 30, 2022, related to ThinGap and Airex, collectively, was $408 and earnings were not material.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The goodwill resulting from the ThinGap acquisition is not tax deductible. The goodwill resulting from the Airex acquisition is tax deductible.

2021 Acquisitions

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

The initial purchase price, collectively, for ORMEC and ALIO was $33,458, and the initial purchase price of Spectrum Controls was $68,711. During the three months ended March 31, 2022, measurement period adjustments to the preliminary purchase price allocations, collectively, resulted in an increase in purchase price of $119 and an increase in goodwill of $175. There were no measurement period adjustments during the three months ended June 30, 2022. During the three months ended March 31, 2022, a settlement of certain closing working capital amounts resulted in a cash inflow of $185. There were no additional closing working capital settlements during the three months ended June 30, 2022. The purchase price allocations for each of the three 2021 acquisitions remain preliminary and are subject to adjustments based on a determination of closing net working capital and/or certain tax matters.

The acquisition of ALIO includes contingent consideration initially measured at a fair value of $4,900. There were no changes to the estimated fair value of contingent consideration during the three months or six months ended June 30, 2022. Contingent consideration of $1,125 is included in accrued liabilities and $3,775 is included in other long-term liabilities as of June 30, 2022 on the condensed consolidated balance sheet. The Spectrum Controls acquisition includes two remaining payments of $12,500 each to be paid in two equal installments no later than December 31, 2022 and December 31, 2023, respectively, comprised of 50% cash and 50% in Company stock. As of June 30, 2022, $12,444 is included in accrued liabilities and $12,333 is included in other long-term liabilities on the condensed consolidated balance sheet. As of December 31, 2021, $12,388 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the condensed consolidated balance sheet.

Proforma information

The following pro forma financial information presents the combined results of operations if the FPH, ThinGap and Airex acquisitions had occurred as of January 1, 2021 and Spectrum Controls, ORMEC, and ALIO as of January 1, 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$127,492	$118,398	$248,322	$236,600
Income before income taxes	$8,225	$7,422	$12,943	$10,561

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for monetary consideration from the customer. The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgment as the contract with the customer. For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer. For a limited number of contracts, the Company recognizes revenue over time in proportion to costs incurred.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of June 30, 2022.

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

A disaggregation of revenue by target market and geography is provided below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2022	2021	2022	2021
Vehicle	$32,555	$33,731	$65,137	$68,182
Industrial	47,135	33,778	92,911	65,081
Medical	20,194	20,235	41,513	43,524
Aerospace & Defense	17,149	8,579	26,593	16,021
Other	5,689	5,214	11,353	10,406
Total	$122,722	$101,537	$237,507	$203,214

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2022	2021	2022	2021
North America (primarily U.S.)	$84,052	$61,705	$156,430	$118,347
Europe	32,122	31,538	65,871	68,700
Asia-Pacific	6,548	8,294	15,206	16,167
Total	$122,722	$101,537	$237,507	$203,214

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

The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Contract liabilities in accrued liabilities	$6,977	$2,425
Contract liabilities in other long-term liabilities	222	242
	$7,199	$2,667

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the six months ended June 30, 2022, the Company recognized revenue of $1,865 that was included in the opening contract liabilities balance.

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

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	June 30,	December 31,
	2022	2021
Parts and raw materials	$86,142	$65,223
Work-in-process	10,905	9,529
Finished goods	15,208	14,981
	$112,255	$89,733

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is classified as follows (in thousands):

		June 30,	December 31,
	Useful lives	2022	2021
Land		$959	$979
Building and improvements	5 - 39 years	24,413	14,398
Machinery, equipment, tools and dies	3 - 15 years	82,958	82,898
Construction work in progress		12,175	9,582
Furniture, fixtures and other	3 - 10 years	21,870	21,794
		142,375	129,651
Less accumulated depreciation		(76,430)	(72,668)
Property, plant and equipment, net		$65,945	$56,983

Depreciation expense was approximately $3,181 and $2,948 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was approximately $6,404 and $5,867, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2022 is as follows (in thousands):

June 30,
2022
Beginning balance	$106,633
Goodwill acquired (Note 2)	20,114
Impact of measurement period adjustments of 2021 acquisitions (Note 2)	175
Effect of foreign currency translation	(1,916)
Ending balance	$125,006

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following (in thousands):

		June 30, 2022			December 31, 2021
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	5-18 years	$112,875	$(30,446)	$82,429	$94,079	$(27,639)	$66,440
Trade name	10 - 19 years	15,287	(6,347)	8,940	14,649	(5,927)	8,722
Design and technologies	10 - 15 years	41,312	(6,738)	34,574	34,241	(5,617)	28,624
Total		$169,474	$(43,531)	$125,943	$142,969	$(39,183)	$103,786

Intangible assets resulting from the acquisition of FPH, ThinGap and Airex were $28,611 (Note 2). The intangible assets acquired consist of customer lists, technology and tradenames.

Amortization expense for intangible assets was $2,645 and $1,511 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $5,079 and $3,023, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of June 30, 2022 is as follows (in thousands):

Estimated
Amortization Expense
Remainder of 2022	$6,133
2023	12,269
2024	11,944
2025	11,928
2026	11,831
2027	11,388
Thereafter	60,450
Total estimated amortization expense	$125,943

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2022, 166,650 shares of unvested restricted stock were awarded at a weighted average market value of $33.47. Of the restricted shares granted, 104,946 shares have performance-based vesting conditions. The value of the shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2022:

Number of
shares
Outstanding at beginning of period	293,577
Awarded	166,650
Vested	(116,638)
Forfeited	(8,312)
Outstanding at end of period	335,277

Stock-based compensation expense, net of forfeitures, of $1,141 and $1,000 was recorded for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, stock based compensation expense, net of forfeitures, of $2,490 and $1,797 was recorded, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and fringe benefits	$11,317	$14,666
Accrued business acquisition consideration	12,559	12,388
Warranty reserve	2,038	1,869
Operating lease liabilities - current	5,035	4,532
Finance lease obligations - current	338	—
Deferred revenue	6,977	2,425
Other accrued expenses	8,031	5,776
	$46,295	$41,656

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Long-term Debt
Revolving Credit Facility, long-term (1)	$220,056	$159,395
Unamortized debt issuance costs	(365)	(435)
Finance lease obligations - noncurrent	9,210	—
Long-term debt	$228,901	$158,960
(1)	The effective rate of the Amended Revolving Facility is 2.92% at June 30, 2022.

Amended Revolving Credit Facility

The First Amended and Restated Credit Agreement (the “Amended Credit Agreement”) includes a $225 million revolving credit facility (the “Amended Revolving Facility”). The Amended Credit Agreement includes (i) a maximum principal amount of $225 million, (ii) a $75 million accordion amount, and (iii) a maturity date of February 2025.

Borrowings under the Amended Revolving Facility bear interest at the LIBOR or EURIBOR Rate (as defined in the Amended Credit Agreement) plus a margin of 1.00% to 1.75% or the Prime Rate (as defined in the Amended Credit Agreement) plus a margin of 0% to 1.25%, in each case depending on the Company’s ratio of total funded indebtedness (as defined in the Amended Credit Agreement) to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At June 30, 2022, the applicable margin for LIBOR Rate borrowings was 1.75% and the applicable margin for Prime Rate borrowings was 1.25%. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.225% quarterly (0.225% at June 30, 2022) on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, Total Leverage Ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the Company’s ability to merge or sell all, or substantially all, of its assets. Under the provisions of the Amended Credit Agreement, the Company may elect to increase its Leverage Ratio to a 4.0 to 1.0 ratio (a “Leverage Increase”) during the fiscal quarter in which a Material Acquisition (as defined in the Amended Credit Agreement) takes place, and for the next three fiscal quarters. If the Material Acquisition occurs within the last 45 days of any fiscal quarter, the Leverage Increase is applicable for the following four fiscal quarters. The Company qualified for, and elected, the Leverage Increase as a result of the Spectrum Controls acquisition in the fourth quarter of 2021. The Company was in compliance with all covenants at June 30, 2022.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

As of June 30, 2022, the unused Amended Revolving Facility was $4,944. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility provides credit of $1,492 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during the three and six months ended June 30, 2022 or 2021, respectively.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $16,000 at June 30, 2022. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and six months ended June 30, 2022, the Company had gains of $253 and $203, respectively on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net. During the three and six months ended June 30, 2021, the Company had losses of $39 and $27, respectively.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that $1,804 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. Additionally, the Company does not use derivatives for trading or speculative purposes.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2022	2021
Foreign currency contracts	Prepaid expenses and other assets	$—	$39
Interest rate products	Other long-term assets	4,928	340
		$4,928	$379

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2022	2021
Foreign currency contracts	Accrued liabilities	$33	$—
Interest rate products	Accrued liabilities	—	120
		$33	$120

The tables below present the effect of cash flow hedge accounting on other comprehensive (loss) income (“OCI”) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax (loss) gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest rate products	$1,182	$(157)	$4,419	$547

	Amount of pre-tax loss reclassified		Amount of pre-tax loss reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of (loss) gain reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2022	2021	2022	2021
Interest expense	$(102)	$(231)	$(288)	$(456)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2022	2021	2022	2021
Interest rate products	Interest Expense	$1,525	$807	$2,563	$1,668

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands):

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$4,928	$—	$4,928	$—	$—	$4,928

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$387	$(8)	$379	$—	$—	$379

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$39	$(6)	$33	$—	$—	$33

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$120	$—	$120	$—	$—	$120

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,270	$—	$—
Deferred compensation plan assets	3,868	—	—
Foreign currency hedge contracts	—	(33)	—
Interest rate swaps, net	—	4,928	—
Contingent consideration	—	—	(4,900)

	December 31, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,899	$—	$—
Deferred compensation plan assets	4,636	—	—
Foreign currency hedge contracts	—	39	—
Interest rate swaps, net	—	220	—
Contingent consideration	—	—	(4,900)

The contingent consideration fair value measurement in connection with the acquisition of ALIO Industries in the fourth quarter of 2021 is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis. There were no changes to the estimated fair value of contingent consideration during the three and six months ended June 30, 2022.

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

The effective income tax rate was 27.0% and 21.9% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 includes discrete tax benefit of (1.6%) and (4.3%), respectively, related primarily to share-based payment awards. For the six months ended June 30, 2022 and 2021, the effective income tax rate was 25.1% and (40.3%), respectively. The effective tax rate includes a discrete tax benefit of (3.5%) and (67.1%), respectively. The discrete benefit in the six months ended June 30 2022 is primarily related to the reversal of uncertain tax positions. The discrete benefit in the six months ended June 30, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period, which changes our ability to use the carryforwards in future periods changes our ability to use the carryforwards in future periods.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating leases	$2,290	$2,679
Cash paid for amounts included in the measurement of finance lease obligations	$368	$—
Right of use ("ROU") assets obtained in exchange for operating lease obligations	$2,770	$1,640
ROU assets obtained in acquisitions (Note 2)	$5,053	$—
ROU assets obtained in exchange for finance lease obligations	$9,471	$—

The Company’s finance lease obligations relate to a manufacturing facility. As of June 30, 2022, finance lease assets of $9,155 are included in property, plant and equipment, net, finance lease obligations of $338 are included in accrued liabilities, and $9,210 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$3,112	$368
2023	4,699	799
2024	4,030	815
2025	3,269	831
2026	2,689	848
2027	2,525	867
Thereafter	6,506	8,769
Total undiscounted cash flows	$26,830	$13,297
Less: present value discount	(2,862)	(3,750)
Total lease liabilities	$23,968	$9,547

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $319 and $486 during the three and six months ended June 30, 2022 and is obligated to make payments of $430 during the remainder of 2022. Future fixed minimum lease payments under these leases as of June 30, 2022 are $7,117.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended June 30, 2022 and 2021 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2022	$(863)	$3,644	$(863)	$(8,642)	$(6,724)
Unrealized gain on cash flow hedges	—	1,182	(285)	—	897
Amounts reclassified from AOCI	—	102	(25)	—	77
Foreign currency translation loss	—	—	—	(8,699)	(8,699)
At June 30, 2022	$(863)	$4,928	$(1,173)	$(17,341)	$(14,449)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2021	$(1,633)	$(960)	$230	$(4,223)	$(6,586)
Unrealized gain on cash flow hedges	—	(157)	38	—	(119)
Amounts reclassified from AOCI	—	231	(56)	—	175
Foreign currency translation loss	—	—	—	955	955
At June 30, 2021	$(1,633)	$(886)	$212	$(3,268)	$(5,575)

AOCI for the six months ended June 30, 2022 and 2021 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain on cash flow hedges	—	4,419	(1,062)	—	3,357
Amounts reclassified from AOCI	—	288	(70)	—	218
Foreign currency translation loss	—	—	—	(9,932)	(9,932)
At June 30, 2022	$(863)	$4,928	$(1,173)	$(17,341)	$(14,449)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2020	$(1,633)	$(1,889)	$451	$(216)	$(3,287)
Unrealized loss on cash flow hedges	—	547	(129)	—	418
Amounts reclassified from AOCI	—	456	(110)	—	346
Foreign currency translation gain	—	—	—	(3,052)	(3,052)
At June 30, 2021	$(1,633)	$(886)	$212	$(3,268)	$(5,575)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive (loss) income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in the first and second quarters of 2022. The Company declared a quarterly dividend of $0.02 and $0.025 in the first and second quarters of 2021, respectively. Total dividends declared and paid were $776 and $662 in the six months ended June 30, 2022 and 2021, respectively.

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	15,355	14,406	15,226	14,356
Dilutive effect of potential common shares	577	88	526	111
Diluted weighted average shares outstanding	15,932	14,494	15,752	14,467

For the three months ended June 30, 2022 and 2021, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenues for the three months ended June 30, 2022 and 2021 was comprised of 58% and 55% shipped to U.S. customers, respectively. For the six months ended June 30, 2022 and 2021, revenues was comprised of 57% and 53% shipped to U.S. customers, respectively. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada and Asia-Pacific.

Identifiable foreign fixed assets were $33,246 and $32,807 as of June 30, 2022 and December 31, 2021, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico and Asia-Pacific.

For the three months ended June 30, 2022 and 2021, one customer accounted for 11% and 16% of revenues, respectively. For the six months ended June 30, 2022 and 2021, one customer accounted for 12% and 16% of revenues, respectively. As of June 30, 2022 and December 31, 2021 this customer represented 11% and 10% of trade receivables, respectively.

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

Overview

We are a global company that designs, manufactures and sells precision and specialty controlled motion products and solutions used in a broad range of industries. Our target markets include Vehicle, Medical, Aerospace & Defense (A&D), and Industrial. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Its products include nano precision positioning systems, servo control systems, motion controllers, digital servo amplifiers and drives, brushless servo, torque, and coreless motors, brush motors, integrated motor-drives, gear motors, gearing, incremental and absolute optical encoders, active (electronic) and passive (magnetic) filters for power quality and harmonic issues, Industrial safety rated input/output Modules, Universal Industrial Communications Gateways and other controlled motion-related products.

Business Environment

Recent Events

During 2022, interest rate increases and inflation in the U.S. continues to impact our input costs and pricing, primarily for labor and materials. Gross domestic product is forecasted to slow throughout 2022 largely due to the widespread impacts of more restrictive financial conditions. Supply chain disruptions, labor shortages, and global inflation remain persistent in 2022, along with elevated geopolitical instability.

The ongoing Ukraine conflict has created general economic uncertainty with regard to energy and other commodity prices, interest rates, and our supply chain. The conflict has resulted in increased energy and component costs, especially within in our European locations, as well as extending the time for component shipments between Europe and Asia-Pacific. We continue to monitor developments as they unfold in order to react accordingly. The impact of the conflict on our operational and financial performance will depend on future developments that cannot be predicted, including the availability of oil and the potential impact on our production in Europe.

Acquisitions

The Company completed three acquisitions during the second quarter 2022 (“2022 acquisitions”) and three acquisitions during the fourth quarter of 2021 (“2021 acquisitions”). These acquisitions had a significant impact on the quarter and year to date results as described below. These acquisitions are important to executing on the Company’s strategic plan, and our focus in the near term will be on successfully integrating these acquisitions and leveraging the synergies that will be important drivers of our future growth and profitability.

COVID-19

The ongoing impact of Coronavirus (“COVID-19”) and its variants has created significant impacts and disruptions to the U.S. and global economies and are likely to do so for the foreseeable future. We expect that COVID-19 will continue to adversely affect portions of our business, including our global supply chain and manufacturing operations. We experienced reductions in customer demand in certain of our served markets and increases in demand in other of these markets during the first and second quarters of 2022 due to COVID-19. The operational ability of our suppliers to provide the necessary quantity of materials on a timely basis has been reduced, which has impacted the predictability of our global supply chain, and resulted in some increased costs to secure and place materials into production and forced us to delay product shipments. Throughout 2022, we expect the impact of COVID-19 on our operations will continue to challenge certain aspects of our business, particularly our global supply chain and our ability to hire direct labor. Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business.

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

Our Amended Credit Agreement includes a $225 million revolving credit facility through February 2025. Through this amendment we have lowered our cost of debt, and have secured more favorable covenants. This availability of liquidity preserves our financial flexibility. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

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

Twinsburg Consolidation

In September 2021, the Company announced its plans to consolidate its manufacturing facility in Twinsburg, Ohio with its Watertown, New York and Reynosa, Mexico facilities in 2022. Costs of $4 and $344, respectively are included in business development in the condensed consolidated statement of income and comprehensive (loss) income for the three and six months ended June 30, 2022, respectively, related to this consolidation. Costs incurred in connection with this initiative have included accelerated lease costs, severance and other payroll related costs, legal costs, accelerated depreciation, and costs to relocate inventory and machinery and equipment. This initiative is substantially complete as of June 30, 2022.

Operating Results

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	For the three months ended		2022 vs. 2021
	June 30,		Variance
(Dollars in thousands, except per share data)	2022	2021	$	%
Revenues	$122,722	$101,537	$21,185	21%
Cost of goods sold	82,948	70,320	12,628	18%
Gross profit	39,774	31,217	8,557	27%
Gross margin percentage	32.4%	30.7%
Operating costs and expenses:
Selling	5,808	4,396	1,412	32%
General and administrative	12,595	11,181	1,414	13%
Engineering and development	9,791	7,240	2,551	35%
Business development	1,417	155	1,262	814%
Amortization of intangible assets	2,645	1,511	1,134	75%
Total operating costs and expenses	32,256	24,483	7,773	32%
Operating income	7,518	6,734	784	12%
Interest expense	1,525	807	718	89%
Other income, net	(279)	(10)	(269)	NM %
Total other expense	1,246	797	449	56%
Income before income taxes	6,272	5,937	335	6%
Income tax provision	(1,691)	(1,303)	(388)	30%
Net income	$4,581	$4,634	$(53)	(1)%

Effective tax rate	27.0%	21.9%
Diluted earnings per share	$0.29	$0.32	$(0.03)	(10)%
Bookings	$139,209	$118,974	$20,235	17%
Backlog	$323,873	$170,364	$153,509	90%

REVENUES: The increase in revenues during the second quarter 2022 reflects increases in our Industrial and A&D served markets and includes a full quarter of the impact of the 2021 acquisitions. Our revenue for the period ended June 30, 2022 was comprised of 58% to U.S. customers and 42% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 26% volume increase offset partially by a 5% unfavorable currency impact. Organic growth was 9.9% during the second quarter 2022. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 17% increase in orders in the second quarter 2022 compared to 2021 is due to a 22% increase in volume, offset partially by a 5% unfavorable currency impact. The increase in bookings during the second quarter 2022 compared to 2021 is impacted by the three acquisitions completed during the fourth quarter 2021 and the three acquisitions completed during the second quarter 2022 along with organic growth notably in our Industrial market.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $39,774 in the second quarter of 2022 from $31,217 in the second quarter of 2021 driven by higher sales volume, including the recently completed acquisitions, and gross margins increased to 32.4% for 2022, compared to 30.7% for 2021. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from accretive acquisitions.

SELLING EXPENSES: Selling expenses increased 32% during the second quarter 2022 compared to 2021 primarily due to increased costs in connection with our recently completed acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were 5% and 4% during the second quarter of 2022 and 2021, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 13% during the second quarter 2022 compared to 2021 due primarily to increased costs related to the inclusion of our recent acquisitions. As a percentage of revenues, general and administrative expenses were 10% and 11% in 2022 and 2021, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 35% in the second quarter of 2022 compared to 2021. The increase is primarily due to the inclusion of our recent acquisitions along with our continued investment in new product development. As a percentage of revenues, engineering and development expenses were 8% for the three months ended June 30, 2022 compared to 7% for the three months ended June 30, 2021.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in the second quarter 2022 compared to 2021 is due to increased costs related to the 2022 acquisition activities.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased in the second quarter 2022 compared to 2021 due to incremental intangible amortization attributable to the 2021 and 2022 acquisitions.

INTEREST EXPENSE: Interest expense increased in the second quarter of 2022 compared to 2021 due to a combination of increased average debt levels due to funding of acquisition activity, and to a lesser extent, higher interest rates, offset in part by interest rate swaps.

INCOME TAXES: The effective income tax rate was 27.0% and 21.9% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 includes discrete tax benefit of (1.6%) and (4.3%), respectively, related primarily to share-based payment awards. The Company expects its income tax rate for the full year 2022 to be approximately 25% to 27%.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during the second quarter of 2022 compared to 2021, despite increased gross profit, primarily due to the effect of incremental business development costs and amortization of intangible assets of $1,262 and $1,134, respectively, due to acquisition-related activity, as well as higher interest expense, and a higher effective tax rate.

Adjusted net income for the quarters ended June 30, 2022 and 2021 was $5,679 and $4,785, respectively. Adjusted diluted earnings per share for the second quarter of 2022 and 2021 were $0.36 and $0.33, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $13,893 for the second quarter 2022 compared to $11,203 for the second quarter 2021. Adjusted EBITDA was $16,197 and $12,397 for the second quarters of 2022 and 2021, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	For the six months ended		2022 vs. 2021
	June 30,		Variance
(Dollars in thousands, except per share data)	2022	2021	$	%
Revenues	$237,507	$203,214	$34,293	17%
Cost of goods sold	164,273	141,929	22,344	16%
Gross profit	73,234	61,285	11,949	19%
Gross margin percentage	30.8%	30.2%
Operating costs and expenses:
Selling	10,839	8,614	2,225	26%
General and administrative	24,091	21,929	2,162	10%
Engineering and development	19,177	14,199	4,978	35%
Business development	2,265	174	2,091	NM %
Amortization of intangible assets	5,079	3,023	2,056	68%
Total operating costs and expenses	61,451	47,939	13,512	28%
Operating income	11,783	13,346	(1,563)	(12)%
Interest expense	2,563	1,668	895	54%
Other income, net	(234)	(129)	(105)	81%
Total other expense, net	2,329	1,539	790	51%
Income before income taxes	9,454	11,807	(2,353)	(20)%
Income tax (provision) benefit	(2,370)	4,754	(7,124)	(150)%
Net income	$7,084	$16,561	$(9,477)	(57)%

Effective tax rate	25.1%	(40.3)%
Diluted earnings per share	$0.45	$1.14	$(0.7)	(61)%
Bookings	$294,505	$233,618	$60,887	26%
Backlog	$323,873	$170,364	$153,509	90%

REVENUES: The increase in revenues for the year to date 2022 reflects increases in our Industrial and A&D served markets and includes the impact of the 2022 and 2021 acquisitions. Our revenues for the period ended June 30, 2022 was comprised of 57% to U.S. customers and 43% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 21% volume increase offset partially by a 4% unfavorable currency impact. Organic growth was 7.6% during the year to date 2022. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 26% increase in orders for the year to date 2022 compared to 2021 is due to a 30% increase in volume, offset partially by a 4% unfavorable currency impact. The increase in bookings during year to date 2022 compared to 2021 is impacted by the six acquisitions completed between the fourth quarter of 2021 and the second quarter of 2022 along with organic growth notably in our Industrial market.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $73,234 for year to date 2022 from $61,285 in 2021 driven by higher sales volume, including the recently completed acquisitions, and gross margins increased to 30.8% for 2022, compared to 30.2% for 2021. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from accretive acquisitions.

SELLING EXPENSES: Selling expenses increased 26% during year to date 2022 compared to 2021 primarily due to increased costs in connection with our recently completed acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were comparable at 5% and 4% during year to date 2022 and 2021, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 10% during the six months ended June 30, 2022 compared to the same period of 2021 due primarily to increased costs related to the inclusion of our 2022 and 2021 acquisitions. As a percentage of revenues, general and administrative expenses were 10% and 11% in 2022 and 2021, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 35% during the year to date 2022 compared to 2021. The increase is due primarily to the inclusion and nature of our recent acquisitions along with our continued investment in new product development. As a percentage of revenues, engineering and development expenses were 8% for the six months ended June 30, 2022 compared to 7% for the six months ended June 30, 2021.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs for year to date 2022 compared to 2021 is due to increased costs related to the 2022 acquisition activities.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year to date 2022 compared to 2021 due to incremental intangible amortization attributable to the 2021 and 2022 acquisitions.

INTEREST EXPENSE: Interest expense increased by 54% for the year to date 2022 compared to 2021 primarily due to an increase in average debt levels to fund acquisitions combined, to a lesser extent, with increased interest rates, offset in part by interest rate swaps.

INCOME TAXES: For the six months ended June 30, 2022 and 2021, the effective income tax rate was 25.1% and (40.3%), respectively. The effective tax rate includes a discrete tax benefit of (3.5%) and (67.1%), respectively. The discrete benefit in the six months ended June 30 2022 is primarily related to the reversal of uncertain tax positions and share-based payment awards. The discrete benefit in the six months ended June 30, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period, which changes our ability to use the carryforwards in future periods.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during year to date 2022 compared to 2021, despite increased gross profit, primarily due to the effect of a $7,373 discrete income tax benefit in the first quarter of 2021 that was not present in year to date 2022, as well as incremental business development costs and amortization of intangible assets of $2,091 and $2,056, respectively, due to acquisition-related activity, as well as higher interest expense.

Adjusted net income for the six month periods ended June 30, 2022 and 2021 was $9,466 and $9,344, respectively. Adjusted diluted earnings per share for year to date 2022 and 2021 were $0.60 and $0.65, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $24,548 for year to date 2022 compared to $22,365 for year to date 2021. Adjusted EBITDA was $29,100 and $24,363 for year to date 2022 and 2021, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three months ended June 30, 2022 is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Revenue as reported	$122,722	$237,507
Currency impact unfavorable (favorable)	5,174	8,403
Revenue excluding foreign currency exchange impacts	$127,896	$245,910

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income as reported	$4,581	$4,634	$7,084	$16,561
Interest expense	1,525	807	2,563	1,668
Provision (benefit) for income tax	1,691	1,303	2,370	(4,754)
Depreciation and amortization	6,096	4,459	12,531	8,890
EBITDA	13,893	11,203	24,548	22,365
Stock-based compensation expense	1,141	1,000	2,490	1,797
Business development costs	1,417	155	2,265	174
Foreign currency (gain) loss	(254)	39	(203)	27
Adjusted EBITDA	$16,197	$12,397	$29,100	$24,363

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands except per share amounts):

	For the three months ended
	June 30,
		Per diluted		Per diluted
	2022	share	2021	share
Net income as reported	$4,581	$0.29	$4,634	$0.32
Non-GAAP adjustments, net of tax
Acquisition inventory step-up amortization - net	207	0.01	—	—
Foreign currency (gain) loss - net	(194)	(0.01)	30	—
Business development costs - net	1,085	0.07	121	0.01
Non-GAAP adjusted net income and diluted earnings per share	$5,679	$0.36	$4,785	$0.33

	For the six months ended
	June 30,
		Per diluted		Per diluted
	2022	share	2021	share
Net income as reported	$7,084	$0.45	$16,561	$1.14
Non-GAAP adjustments, net of tax
Discrete income tax benefit	—	—	(7,373)	(0.51)
Acquisition inventory step-up amortization - net	802	0.05	—	—
Foreign currency (gain) loss - net	(155)	(0.01)	21	0.00
Business development costs - net	1,735	0.11	135	0.01
Non-GAAP adjusted net income and diluted earnings per share	$9,466	$0.60	$9,344	$0.65

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $6,383 to a balance of $28,846 at June 30, 2022 from December 31, 2021.

			2022 vs.
	Six Months Ended		2021
	June 30,		Variance
	2022	2021	$
Net cash (used in) provided by operating activities	$(290)	$16,471	$(16,761)
Net cash used in investing activities	(50,923)	(5,885)	(45,038)
Net cash provided by (used in) financing activities	58,781	(9,865)	68,646
Effect of foreign exchange rates on cash	(1,185)	(468)	(717)
Net increase in cash and cash equivalents	$6,383	$253	$6,130

Of the $28,846 of cash and cash equivalents at June 30, 2022, $16,521 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the six months ended June 30, 2022, the increase in cash used in operating activities is primarily due to working capital needs, primarily for inventories due to strategic decisions to secure critical components given the current supply chain environment.

The increase in cash used in investing activities in 2022 relates to the $44,569 net cash consideration paid for the ThinGap, FPH and Airex acquisitions in the second quarter. Cash used in investing activities in the six months ended June 30, 2022 includes $6,354 for purchases of property and equipment compared to $5,885 during the three months ended June 30, 2021. Capital expenditures are expected to be between $15,000 and $20,000 for the full year 2022.

The increase in cash provided by financing activities during the six months ended June 30, 2022 includes Amended Revolving Facility borrowings of $47,583 to fund the three acquisitions in the second quarter of 2022. Debt payments of $3,406 were made during the six months ended June 30, 2022. At June 30, 2022, we had $220,057 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. Under the provisions of the Amended Credit Agreement, we may elect to increase our Leverage Ratio to a 4.0 to 1.0 ratio (a “Leverage Increase”) during the fiscal quarter in which a Material Acquisition (as defined in the Amended Credit Agreement) takes place and for the next three fiscal quarters. If the Material Acquisition occurs within the last 45 days of any fiscal quarter, the Leverage Increase is applicable for the following four fiscal quarters. We qualified for and elected the Leverage Increase as a result of the Spectrum Controls acquisition in the fourth quarter of 2021. We were in compliance with all covenants at June 30, 2022.

As of June 30, 2022, the unused Amended Revolving Facility was $4,944. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the three months ended June 30, 2022 and 2021, respectively.

The Company declared dividends of $0.050 and $0.045 per share during the six months ended June 30, 2022 and 2021, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

Although there is ongoing uncertainty related to the current conflict in Ukraine and the continued impact of COVID-19 and variants on our future results, we believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet leaves us well-positioned to manage our business through the crisis as it continues to unfold. We continually assess our liquidity and cash positions and have assessed the impact of COVID-19 on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,013 on our sales for the three months ended June 30, 2022 and $8,253 on our sales for the six months ended June 30, 2022. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended June 30, 2022 increased revenues in comparison to the quarter ended June 30, 2021 by $5,174. For the six months ended June 30, 2022, we estimate that foreign currency exchange rate fluctuations increased revenues $8,403 in 2022 compared to 2021.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustment was a loss of $8,699 and a gain of $955 for the three months ended June 30, 2022 and 2021, respectively. The translation adjustment was a loss of $9,932 and $3,052 for the six months ended June 30, 2022 and 2021, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11,152 on our foreign net assets as of June 30, 2022.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $16,000 at June 30, 2022. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and six months ended June 30, 2022, we recorded a gains of $253 and $203, respectively, on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to a gain of $253 and loss of $39 for the three months ended June 30, 2022 and 2021, respectively. Net foreign currency transaction gains and losses included in other expense, net amounted to a gain of $203 and a loss of $27 for the six months ended June 30, 2022 and 2021, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on the LIBOR or EURIBOR plus a margin of 1.00% to 1.75% (1.75% at June 30, 2022) or the Prime Rate plus a margin of 0% to 1.25% (1.25% at June 30, 2022), in each case depending on the Company’s ratio of total funded indebtedness to Consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of June 30, 2022, we had $220,056 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $120,057 of unhedged floating rate debt outstanding at June 30, 2022 would approximately a $300 and $600 impact on our interest expense for the three and six months ended June 30, 2022, respectively.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Unregistered Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
04/01/22 to 04/30/22	34,929	$29.77	—	—
05/01/22 to 05/31/22	356	27.54	—	—
06/01/22 to 06/30/22	—	—	—	—
Total	35,285	$29.75	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At June 30, 2022, the Company did not have an authorized stock repurchase plan in place.

Recent Sales of Unregistered Securities

On June 17, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of Airex, LLC from Airex Merger Holdco, LLC (the “Seller”). Under the Purchase Agreement, a portion of the purchase price was in the form of equity consisting of 80,000 shares of Company common stock. The securities issued in connection with this transaction were issued by the Company to the Seller in reliance upon on Section 4(a)(2) of the Securities Act. The Seller represented that it was an “accredited investor” and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

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

DATE:	August 3, 2022	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer