Form 10-Q
period 2022-09-30
ALLIED MOTION TECHNOLOGIES INC
filed 2022-11-02
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Number of Shares of the only class of Common Stock outstanding: 15,889,801 as of November 2, 2022

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,705	$22,463
Trade receivables, net of provision for credit losses of $790 and $506 at September 30, 2022 and December 31, 2021, respectively	79,894	51,239
Inventories	112,130	89,733
Prepaid expenses and other assets	15,426	12,522
Total current assets	227,155	175,957
Property, plant, and equipment, net	65,617	56,983
Deferred income taxes	3,460	5,321
Intangible assets, net	120,773	103,786
Goodwill	122,404	106,633
Operating lease assets	21,623	16,983
Other long-term assets	11,488	5,122
Total Assets	$572,520	$470,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,955	$36,714
Accrued liabilities	46,135	41,656
Total current liabilities	88,090	78,370
Long-term debt	231,647	158,960
Deferred income taxes	8,910	5,040
Pension and post-retirement obligations	3,523	3,932
Operating lease liabilities	17,644	12,792
Other long-term liabilities	21,609	23,929
Total liabilities	371,423	283,023
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 15,982 and 15,361 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	82,830	68,097
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	140,277	127,757
Accumulated other comprehensive loss	(22,010)	(8,092)
Total stockholders’ equity	201,097	187,762
Total Liabilities and Stockholders’ Equity	$572,520	$470,785

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$134,405	$103,509	$371,912	$306,723
Cost of goods sold	91,108	71,488	255,381	213,417
Gross profit	43,297	32,021	116,531	93,306
Operating costs and expenses:
Selling	5,497	4,365	16,336	12,979
General and administrative	13,148	10,620	37,239	32,549
Engineering and development	9,702	6,768	28,879	20,967
Business development	199	94	2,464	268
Amortization of intangible assets	3,054	1,504	8,133	4,527
Total operating costs and expenses	31,600	23,351	93,051	71,290
Operating income	11,697	8,670	23,480	22,016
Other expense, net:
Interest expense	2,337	777	4,900	2,445
Other expense (income), net	243	(29)	9	(158)
Total other expense, net	2,580	748	4,909	2,287
Income before income taxes	9,117	7,922	18,571	19,729
Income tax (provision) benefit	(2,508)	(1,950)	(4,878)	2,804
Net income	$6,609	$5,972	$13,693	$22,533
Basic earnings per share:
Earnings per share	$0.42	$0.41	$0.89	$1.57
Basic weighted average common shares	15,661	14,411	15,373	14,375
Diluted earnings per share:
Earnings per share	$0.41	$0.41	$0.86	$1.56
Diluted weighted average common shares	16,169	14,502	15,929	14,478
Net income	$6,609	$5,972	$13,693	$22,533
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,603)	(2,528)	(19,535)	(5,580)
Gain on derivatives	2,042	155	5,617	919
Comprehensive (loss) income	$(952)	$3,599	$(225)	$17,872

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2021	15,361	$73,106	$(5,009)	$68,097	$127,757	$(7,409)	$180	$(863)	$187,762
Stock transactions under employee benefit stock plans	36	1,217		1,217					1,217
Issuance of restricted stock, net of forfeitures	141	5,140	(5,144)	(4)					(4)
Stock-based compensation expense			1,349	1,349					1,349
Shares withheld for payment of employee payroll taxes	(4)	(137)		(137)					(137)
Comprehensive (loss) income						(1,233)	3,423		2,190
Tax effect of derivative transactions							(822)		(822)
Net income					2,504				2,504
Dividends to stockholders - $0.025					(388)				(388)
Balances, March 31, 2022	15,534	$79,326	$(8,804)	$70,522	$129,873	$(8,642)	$2,781	$(863)	$193,671
Issuance of restricted stock, net of forfeitures	16	313	(314)	(1)					(1)
Share issuance in connection with acquisitions	463	11,103		11,103					11,103
Stock-based compensation expense			1,141	1,141					1,141
Shares withheld for payment of employee payroll taxes	(35)	(1,103)		(1,103)					(1,103)
Comprehensive (loss) income						(8,699)	1,284		(7,415)
Tax effect of derivative transactions							(310)		(310)
Net income					4,581				4,581
Dividends to stockholders - $0.025					(388)				(388)
Balances, June 30, 2022	15,978	$89,639	$(7,977)	$81,662	$134,066	$(17,341)	$3,755	$(863)	$201,279
Issuance of restricted stock, net of forfeitures	7	208	(208)	—					—
Stock-based compensation expense			1,262	1,262					1,262
Shares withheld for payment of employee payroll taxes	(3)	(94)		(94)					(94)
Comprehensive (loss) income						(9,603)	2,687		(6,916)
Tax effect of derivative transactions							(645)		(645)
Net income					6,609				6,609
Dividends to stockholders - $0.025					(398)				(398)
Balances, September 30, 2022	15,982	$89,753	$(6,923)	$82,830	$140,277	$(26,944)	$5,797	$(863)	$201,097

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2020	14,632	$47,085	$(5,807)	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988		988					988
Issuance of restricted stock, net of forfeitures	81	3,001	(2,872)	129					129
Stock-based compensation expense			797	797					797
Shares withheld for payment of employee payroll taxes	(21)	(256)		(256)					(256)
Comprehensive (loss) income						(4,007)	929		(3,078)
Tax effect of derivative transactions							(221)		(221)
Net income					11,927				11,927
Dividends to stockholders - $0.02					(294)				(294)
Balances, March 31, 2021	14,724	$50,818	$(7,882)	$42,936	$116,698	$(4,223)	$(730)	$(1,633)	$153,048
Issuance of restricted stock, net of forfeitures	15	472	(474)	(2)					(2)
Stock-based compensation expense			1,000	1,000					1,000
Shares withheld for payment of employee payroll taxes	(23)	(1,344)		(1,344)					(1,344)
Comprehensive income						955	74		1,029
Tax effect of derivative transactions							(18)		(18)
Net income					4,634				4,634
Dividends to stockholders - $0.025					(368)				(368)
Balances, June 30, 2021	14,716	$49,946	$(7,356)	$42,590	$120,964	$(3,268)	$(674)	$(1,633)	$157,979
Issuance of restricted stock, net of forfeitures	1	22	(23)	(1)					(1)
Stock-based compensation expense			1,303	1,303					1,303
Shares withheld for payment of employee payroll taxes	(2)	(100)		(100)					(100)
Comprehensive (loss) income						(2,528)	203		(2,325)
Tax effect of derivative transactions							(48)		(48)
Net income					5,972				5,972
Dividends to stockholders - $0.025					(368)				(368)
Balances, September 30, 2021	14,715	$49,868	$(6,076)	$43,792	$126,568	$(5,796)	$(519)	$(1,633)	$162,412

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$13,693	$22,533
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	19,222	13,317
Deferred income taxes	2,775	(7,440)
Stock-based compensation expense	3,752	3,100
Debt issue cost amortization recorded in interest expense	127	106
Other	785	1,235
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(27,560)	(9,586)
Inventories	(25,782)	(11,747)
Prepaid expenses and other assets	(3,133)	(675)
Accounts payable	6,501	8,168
Accrued liabilities	3,796	909
Net cash (used in) provided by operating activities	(5,824)	19,920

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(44,596)	—
Purchase of property and equipment	(11,026)	(9,761)
Net cash used in investing activities	(55,622)	(9,761)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	69,952	819
Principal payments of long-term debt and finance lease obligations	(6,514)	(11,417)
Dividends paid to stockholders	(1,147)	(1,007)
Tax withholdings related to net share settlements of restricted stock	(1,334)	(1,700)
Net cash provided by (used in) financing activities	60,957	(13,305)
Effect of foreign exchange rate changes on cash	(2,269)	(776)
Net decrease in cash and cash equivalents	(2,758)	(3,922)
Cash and cash equivalents at beginning of period	22,463	23,131
Cash and cash equivalents at end of period	$19,705	$19,209

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$11,103	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$719	$630

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    BASIS OF PREPARATION AND PRESENTATION

Allied Motion Technologies Inc. (“Allied Motion” or the “Company”) is engaged in the business of designing, manufacturing, and selling precision and specialty-controlled motion components and systems, which include integrated system solutions as well as individual controlled motion products, to a broad spectrum of customers throughout the world primarily for the vehicle, medical, aerospace and defense, and industrial markets.

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

2.    ACQUISITIONS

FPH Group

On May 30, 2022, the Company acquired 100% of the direct and indirect legal and beneficial ownership of the shares of FPH Group Inc., a corporation incorporated pursuant to the laws of the Province of Ontario and the membership interests of Transtar International, LLC, a Michigan limited liability company, collectively “FPH”. FPH is an Ontario, Canada headquartered industry leader in the development of technically advanced, reliable and cost-effective electrical drive systems which provide high torque and precision motion for the defense industry, as well as light weighting technologies for existing and future ground-based vehicles in the defense industry. FPH provides concept engineering, prototyping, validation, and production. FPH also develops composites, advanced materials and hybrid products and systems that achieve significant weight reduction and higher strength. This acquisition provides the Company with a deeper penetration within defense applications including the necessary manufacturing licenses and certifications.

The initial purchase price was $42,159 consisting of cash of $39,359 funded through borrowings under the Amended Revolving Facility, $550 in Company stock (22,886 shares at $24.01 closing stock price on May 27, 2022), and $2,250 in the form of 93,728 exchangeable shares (based on the closing price of an equivalent share of the Company’s common stock) of an indirect wholly-owned subsidiary of the Company, each of which is initially exchangeable into one share of Company common stock, subject to adjustment, in accordance with a Support Agreement entered into concurrently with the closing of the transaction. During the three months ended

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

September 30, 2022, measurement period adjustments to the initial purchase price allocation due to an adjustment to closing working capital that resulted in a decrease of the purchase price of $713 and a decrease to goodwill of $713. The purchase price allocation is subject to adjustments based on a final determination of closing net working capital and certain tax matters.

The Company incurred $1,057 of transaction costs related to the acquisition of FPH, which are included in business development on the condensed consolidated statements of income and comprehensive (loss) income.

The preliminary allocation of the purchase price paid for FPH is based on estimated fair values of the assets acquired and liabilities assumed of FPH as of May 30, 2022, and is as follows (in thousands):

Cash and cash equivalents	$1,755
Trade receivables	3,161
Inventories	4,576
Other assets, net	174
Property, plant, and equipment	624
Right of use assets	4,165
Intangible assets	22,611
Goodwill	12,601
Other current liabilities	(956)
Deferred revenue	(776)
Lease liabilities	(4,165)
Net deferred income tax liabilities	(2,324)
Net purchase price	$41,446

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

The operating results of this acquisition are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue of FPH included within the condensed consolidated statements of income and comprehensive (loss) income for the three and nine months ended September 30, 2022 was $4,459 and $6,384, respectively. Earnings were $60 and $382 inclusive of $716 and $959 of intangible amortization in the three and nine months ended September 30, 2022, respectively.

The goodwill resulting from the FPH acquisition is tax deductible.

ThinGap and Airex

On May 24, 2022, the Company acquired 100% of the outstanding stock of ThinGap, Inc. (“ThinGap”), a privately-owned California headquartered developer and manufacturer of high performance, zero clogging slotless motors for use in aerospace, defense, and medical applications that require precise performance in a compact, yet high-torque-to-volume solutions. ThinGap designs, engineers, and manufactures low profile, brushless DC motor kits and assemblies that utilize a proprietary wave-wound stator architecture and highly optimized rotors. ThinGap expands the Company’s precision motion capabilities and advances its strategy to provide integrated motion solutions in the robotics, semiconductor, and instrumentation markets.

On June 17, 2022, the Company acquired 100% of the membership interests of Airex, LLC (“Airex”), a privately-owned New Hampshire headquartered developer of high precision electromagnetic components and solutions for the aerospace and defense, life sciences, semiconductor, and commercial industrial applications. Airex combines its patented winding technology with robotic manufacturing to produce linear motors – ironless and iron core, rotary motors, voice coils, wound electromagnetic components and sub-components. Airex expands the Company’s motor offerings as well as enhances its quality systems to support broad mission critical defense programs, as well as other high demanding industries.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The purchase price, collectively, for ThinGap and Airex was $16,527, comprised of $8,224 in cash funded through borrowings under the Amended Revolving Credit Facility and $8,303 in Company stock (376,500 shares, of which 29,631 shares are subject to an indemnification holdback, at a weighted average stock price of $22.05). During the three months ended September 30, 2022, measurement period adjustments to the initial purchase price allocation due to an adjustment to closing working capital resulted in an increase of deferred revenue of $181 and an increase to goodwill of $181. These purchase price allocations are subject to adjustments based on a final determination of closing net working capital and certain tax matters.

The Company incurred $208 of transaction costs related to these acquisitions in 2022, which are included in business development on the condensed consolidated statements of income and comprehensive (loss) income.

The preliminary allocation of the purchase price paid is based on estimated fair values of the assets acquired and liabilities assumed as of May 24, 2022 for ThinGap and June 17, 2022 for Airex and is, collectively, as follows:

Cash and cash equivalents	$1,074
Trade receivables	1,295
Inventories	1,686
Other assets, net	636
Property, plant, and equipment	202
Right of use assets	888
Intangible assets	6,000
Goodwill	6,981
Other current liabilities	(574)
Deferred revenue	(426)
Lease liabilities	(888)
Net deferred income tax liabilities	(347)
Net purchase price	$16,527

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

The operating results of these acquisitions are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue included within the condensed consolidated statement of income and comprehensive (loss) income for the three and nine months ended September 30, 2022, related to ThinGap and Airex, collectively, was $2,154 and $2,562, respectively. Earnings were $268 and $167 inclusive of $409 and $424 of intangible amortization for the three and nine months ended September 30, 2022, respectively.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The initial purchase price, collectively, for ORMEC and ALIO was $33,458, and the initial purchase price of Spectrum Controls was $68,711. During the three months ended March 31, 2022, measurement period adjustments to the preliminary purchase price allocations, collectively, resulted in an increase in purchase price of $119 and an increase in goodwill of $175. There were no measurement period adjustments during the three months ended June 30, 2022 or September 30, 2022. During the three months ended March 31, 2022, a settlement of certain closing working capital amounts resulted in a cash inflow of $185. There were no additional closing working capital settlements during the three months ended June 30, 2022 or September 30, 2022. The purchase price allocations for each of the three 2021 acquisitions are final.

The acquisition of ALIO includes contingent consideration initially measured at a fair value of $4,900. This consideration was reduced by $800 during the three months ended September 30, 2022, based upon fair valuation of the contingent consideration, and due to an anticipated shift in the timing of the earnings of the acquired entity, largely reflecting supply chain issues experienced within the industry. A further explanation of the valuation process is disclosed in Note 12, Fair Value. Contingent consideration of $4,100 is included in other long-term liabilities as of September 30, 2022 on the condensed consolidated balance sheet. The Spectrum Controls acquisition includes two remaining payments of $12,500 each to be paid in two equal installments no later than December 31, 2022 and December 31, 2023, respectively, comprised of 50% cash and 50% in Company stock. As of September 30, 2022, $12,472 is included in accrued liabilities and $12,361 is included in other long-term liabilities on the condensed consolidated balance sheet. As of December 31, 2021, $12,388 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the condensed consolidated balance sheet.

Proforma information

The following pro forma financial information presents the combined results of operations if the FPH, ThinGap and Airex acquisitions had occurred as of January 1, 2021 and Spectrum Controls, ORMEC, and ALIO as of January 1, 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$134,405	$124,930	$382,727	$361,239
Income before income taxes	$9,693	$9,384	$22,766	$21,601

The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies the Company may achieve as a result of these acquisitions. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Nature of Goods and Services

The Company sells component and integrated controlled motion solutions to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors. The Company’s products include brushed and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products. The Company’s target markets include Vehicle, Medical, Aerospace & Defense, and Industrial.

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of September 30, 2022.

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

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2022	2021	2022	2021
Industrial	$49,134	$35,269	$142,044	$100,351
Vehicle	35,342	33,931	100,479	102,113
Medical	21,958	21,030	63,471	64,554
Aerospace & Defense	21,510	8,291	48,103	24,313
Other	6,461	4,988	17,815	15,392
Total	$134,405	$103,509	$371,912	$306,723

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2022	2021	2022	2021
North America (primarily U.S.)	$92,896	$64,326	$249,329	$182,673
Europe	31,901	30,943	97,771	99,643
Asia-Pacific	9,608	8,240	24,812	24,407
Total	$134,405	$103,509	$371,912	$306,723

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The opening and closing balances of the Company’s contract liabilities are as follows:

	September 30,	December 31,
	2022	2021
Contract liabilities in accrued liabilities	$5,309	$2,425
Contract liabilities in other long-term liabilities	31	242
	$5,340	$2,667

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the nine months ended September 30, 2022, the Company recognized revenue of $2,217 that was included in the opening contract liabilities balance.

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

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	September 30,	December 31,
	2022	2021
Parts and raw materials	$85,492	$65,223
Work-in-process	10,864	9,529
Finished goods	15,774	14,981
	$112,130	$89,733

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		September 30,	December 31,
	Useful lives	2022	2021
Land		$946	$979
Building and improvements	5 - 39 years	24,393	14,398
Machinery, equipment, tools and dies	3 - 15 years	84,128	82,898
Construction work in progress		12,096	9,582
Furniture, fixtures and other	3 - 10 years	21,976	21,794
		143,539	129,651
Less accumulated depreciation		(77,922)	(72,668)
Property, plant, and equipment, net		$65,617	$56,983

Depreciation expense was approximately $3,135 and $2,923 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was approximately $9,539 and $8,790, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2022 is as follows:

September 30,
2022
Beginning balance	$106,633
Goodwill acquired (Note 2)	19,582
Impact of measurement period adjustments of acquisitions (Note 2)	205
Effect of foreign currency translation	(4,016)
Ending balance	$122,404

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

		September 30, 2022			December 31, 2021
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	5 - 18 years	$111,200	$(32,104)	$79,096	$94,079	$(27,639)	$66,440
Trade name	10 - 19 years	15,040	(6,549)	8,491	14,649	(5,927)	8,722
Design and technologies	10 - 15 years	40,543	(7,357)	33,186	34,241	(5,617)	28,624
Total		$166,783	$(46,010)	$120,773	$142,969	$(39,183)	$103,786

Intangible assets resulting from the acquisition of FPH, ThinGap and Airex were $28,611 (Note 2). The intangible assets acquired consist of customer lists, technology, and tradenames.

Amortization expense for intangible assets was $3,054 and $1,504 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $8,133 and $4,527, respectively.

Estimated future intangible asset amortization expense as of September 30, 2022 is as follows:

Estimated
Amortization Expense
Remainder of 2022	$3,030
2023	12,115
2024	11,792
2025	11,777
2026	11,681
2027	11,238
Thereafter	59,140
Total estimated amortization expense	$120,773

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2022, 177,150 shares of unvested restricted stock were awarded at a weighted average market value of $33.23. Of the restricted shares granted, 110,946 shares have performance-based vesting conditions. The value of the

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

shares is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2022:

Number of
shares
Outstanding at beginning of period	293,577
Awarded	177,150
Vested	(131,202)
Forfeited	(11,438)
Outstanding at end of period	328,087

Stock-based compensation expense, net of forfeitures, of $1,262 and $1,303 was recorded for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense, net of forfeitures, of $3,752 and $3,100 was recorded, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Compensation and fringe benefits	$14,329	$14,666
Accrued business acquisition consideration	12,522	12,388
Warranty reserve	2,086	1,869
Operating lease liabilities - current	4,389	4,532
Finance lease obligations - current	263	—
Deferred revenue	5,309	2,425
Other accrued expenses	7,237	5,776
	$46,135	$41,656

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	December 31,
	2022	2021
Long-term Debt
Revolving Credit Facility, long-term (1)	$223,132	$159,395
Unamortized debt issuance costs	(700)	(435)
Finance lease obligations - noncurrent	9,215	—
Long-term debt	$231,647	$158,960
(1)	The effective rate of the Amended Revolving Facility is 3.92% at September 30, 2022.

Amended Revolving Credit Facility

The Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), dated as of August 23, 2022, includes a $280 million revolving credit facility (the “Amended Revolving Facility”), increased from $225 million in the previous credit agreement, under which comparative periods are reported. Additionally, the referenced index was amended to be the Term Standard Overnight Financing Rate (“SOFR”), whereas the previous credit agreement utilized the London Interbank Offering Rate (LIBOR) as the referenced interest rate. The Amended Credit Agreement eliminates the previous $75 million accordion feature and maintains the original maturity date of February 2025.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Borrowings under the Amended Revolving Facility bear interest at an annual rate equal to the Adjusted SOFR (as defined in the Amended Credit Agreement) which is subject to a floor of 0.00% plus an appicable rate ranging from 1.00% to 2.25% based on the Company’s ratio of total funded indebtedness to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At September 30, 2022, the applicable SOFR-based borrowing rate was 2.25%. A credit spread adjustment of 0.10% to 0.275% is also carried on the Amended Revolving Facility. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.275% annually on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of September 30, 2022.

As of September 30, 2022, the unused Amended Revolving Facility was $56,868. The amount available to borrow may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility (“the China Facility”) provides credit of $1,405 (Chinese Renminbi 10,000). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during the three and nine months ended September 30, 2022 or 2021, respectively.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $17,250 at September 30, 2022. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and nine months ended September 30, 2022, the Company had losses of $257 and $54, respectively on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net. During the three and nine months ended September 30, 2021, the Company had losses of $82 and $149, respectively.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2022	2021
Foreign currency contracts	Prepaid expenses and other assets	$33	$39
Interest rate products	Other long-term assets	7,614	340
		$7,647	$379

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2022	2021
Foreign currency contracts	Accrued liabilities	$141	$—
Interest rate products	Accrued liabilities	—	120
		$141	$120

The tables below present the effect of cash flow hedge accounting on other comprehensive (loss) income (“OCI”) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Amount of pre-tax gain (loss) recognized		Amount of pre-tax gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest rate products	$2,916	$(34)	$7,335	$513

	Amount of pre-tax gain (loss) reclassified		Amount of pre-tax loss reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain (loss) reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2022	2021	2022	2021
Interest expense	$229	$(237)	$(59)	$(693)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2022	2021	2022	2021
Interest rate products	Interest Expense	$2,337	$777	$4,900	$2,445

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets (in thousands):

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$7,647	$—	$7,647	$—	$—	$7,647

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$387	$(8)	$379	$—	$—	$379

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$141	$—	$141	$—	$—	$141

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2021	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$120	$—	$120	$—	$—	$120

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,101	$—	$—
Deferred compensation plan assets	3,746	—	—
Foreign currency hedge contracts	—	(108)	—
Interest rate swaps, net	—	7,614	—
Contingent consideration	—	—	(4,100)

	December 31, 2021
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,899	$—	$—
Deferred compensation plan assets	4,636	—	—
Foreign currency hedge contracts	—	39	—
Interest rate swaps, net	—	220	—
Contingent consideration	—	—	(4,900)

The contingent consideration fair value measurement in connection with the acquisition of ALIO Industries in the fourth quarter of 2021 is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis. The reduction of $800 of the estimated fair value of contingent consideration during the three and nine months ended September 30, 2022, based on the modeling described above, represents an anticipated shift in the timing of the earnings of the acquired entity, largely reflecting supply chain challenges.

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

The effective income tax rate was 27.5% and 24.6% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 does not include any significant discrete tax items and for the three

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

months ended September 30, 2021 includes a discrete tax benefit of (2.9%), respectively, related primarily to share-based payment awards. For the nine months ended September 30, 2022 and 2021, the effective income tax rate was 26.3% and (14.2%), respectively. The effective tax rate includes a discrete tax benefit of (1.7%) and (41.3%), respectively. The discrete benefit in the nine months ended September 30, 2022 is primarily related to the reversal of uncertain tax positions. The discrete benefit in the nine months ended September 30, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period, which changes our ability to use the carryforwards in future periods changes our ability to use the carryforwards in future periods.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating leases	$3,884	$3,988
Cash paid for amounts included in the measurement of finance lease obligations	$562	$—
Right of use ("ROU") assets obtained in exchange for operating lease obligations	$8,133	$2,224
ROU assets obtained in acquisitions for operating lease obligations (Note 2)	$5,053	$—
ROU assets obtained in exchange for finance lease obligations	$9,471	$—

The Company’s finance lease obligations relate to a manufacturing facility. As of September 30, 2022, finance lease assets of $8,997 are included in property, plant and equipment, net, finance lease obligations of $263 are included in accrued liabilities, and $9,215 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,513	$184
2023	4,663	799
2024	3,951	815
2025	3,179	831
2026	2,608	848
2027	2,456	867
Thereafter	6,253	8,769
Total undiscounted cash flows	$24,623	$13,113
Less: present value discount	(2,590)	(3,635)
Total lease liabilities	$22,033	$9,478

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $208 and $694 during the three and nine months ended September 30, 2022 and is obligated to make payments of $205 during the remainder of 2022. Future fixed minimum lease payments under these leases as of September 30, 2022 are $6,508.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended September 30, 2022 and 2021 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2022	$(863)	$4,928	$(1,173)	$(17,341)	$(14,449)
Unrealized gain (loss) on cash flow hedges	—	2,916	(700)	—	2,216
Amounts reclassified from AOCI	—	(229)	55	—	(174)
Foreign currency translation loss	—	—	—	(9,603)	(9,603)
At September 30, 2022	$(863)	$7,615	$(1,818)	$(26,944)	$(22,010)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2021	$(1,633)	$(886)	$212	$(3,268)	$(5,575)
Unrealized gain (loss) on cash flow hedges	—	(34)	8	—	(26)
Amounts reclassified from AOCI	—	237	(56)	—	181
Foreign currency translation loss	—	—	—	(2,528)	(2,528)
At September 30, 2021	$(1,633)	$(683)	$164	$(5,796)	$(7,948)

AOCI for the nine months ended September 30, 2022 and 2021 is comprised of the following (in thousands):

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain (loss) on cash flow hedges	—	7,335	(1,762)	—	5,573
Amounts reclassified from AOCI	—	59	(15)	—	44
Foreign currency translation loss	—	—	—	(19,535)	(19,535)
At September 30, 2022	$(863)	$7,615	$(1,818)	$(26,944)	$(22,010)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2020	$(1,633)	$(1,889)	$451	$(216)	$(3,287)
Unrealized gain (loss) on cash flow hedges	—	513	(121)	—	392
Amounts reclassified from AOCI	—	693	(166)	—	527
Foreign currency translation gain	—	—	—	(5,580)	(5,580)
At September 30, 2021	$(1,633)	$(683)	$164	$(5,796)	$(7,948)

The realized losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive (loss) income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in each of the first, second, and third quarters of 2022. The Company declared a quarterly dividend of $0.02 in the first quarter and $0.025 in the second and third quarters of 2021. Total dividends declared and paid were $1,174 and $1,030 in the nine months ended September 30, 2022 and 2021, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	15,661	14,411	15,373	14,375
Dilutive effect of potential common shares	508	91	556	103
Diluted weighted average shares outstanding	16,169	14,502	15,929	14,478

For the three months ended September 30, 2022 and 2021, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenues for the three months ended September 30, 2022 and 2021 was comprised of 59% and 56% shipped to U.S. customers, respectively. For the nine months ended September 30, 2022 and 2021, revenues were comprised of 58% and 53% shipped to U.S. customers, respectively. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $32,792 and $32,807 as of September 30, 2022 and December 31, 2021, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended September 30, 2022 and 2021, one customer accounted for 11% and 16% of revenues, respectively. For the nine months ended September 30, 2022 and 2021, one customer accounted for 12% and 16% of revenues, respectively. As of September 30, 2022 and December 31, 2021 this customer represented 9% and 10% of trade receivables, respectively.

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

New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company’s expectations, beliefs and projections are believed to have a reasonable basis; however, the Company makes no assurance that expectations, beliefs, or projections will be achieved.

Overview

We are a global company that designs, manufactures, and sells precision and specialty-controlled motion products and solutions used in a broad range of industries. Our target markets include Industrial, Vehicle, Medical, and Aerospace & Defense (A&D). We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe, and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical, and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include nano precision positioning systems, servo control systems, motion controllers, digital servo amplifiers and drives, brushless servo, torque, and coreless motors, brush motors, integrated motor-drives, gear motors, gearing, incremental and absolute optical encoders, active (electronic) and passive (magnetic) filters for power quality and harmonic issues, Industrial safety rated input/output Modules, Universal Industrial Communications Gateways, light-weighting technologies, and other controlled motion-related products.

Business Environment

Recent Events

During 2022, inflation continued to impact our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also began to experience the effect of a higher interest rate environment. Gross domestic product is forecasted to slow throughout 2022 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. Supply chain disruptions, labor shortages, and global inflation remain persistent in 2022, along with elevated geopolitical instability.

The ongoing Ukraine conflict has created general economic uncertainty with regard to energy and other commodity prices, interest rates, and our supply chain. The conflict has resulted in increased energy and component costs, especially within our European locations, as well as extending the time for component shipments between Europe and Asia-Pacific. We continue to monitor developments as they unfold in order to react accordingly. The impact of the conflict on our operational and financial performance will depend on future developments that cannot be predicted, including the availability of oil, the potential impact on our production in Europe, and customer ordering prioritization in our A&D markets.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law in August 2022. The IRA is federal legislation designed to raise revenue from lowering of prescription drug prices and imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives, subsidizing the Affordable Care Act, and enacting of certain tax reforms. Management continues to monitor any potential impact of the IRA on our results. No immediate or direct effect from the legislation is anticipated to have a material impact on our results at this time.

The CHIPS and Science Act (“CHIPS”) was signed into law in August 2022. CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. No immediate or direct material effect from the legislation is anticipated to have a material impact on our results at this time.

Acquisitions

The Company completed three acquisitions during the second quarter 2022 (“2022 acquisitions”) and three acquisitions during the fourth quarter of 2021 (“2021 acquisitions”), (collectively the “recent acquisitions”). These acquisitions had a significant impact on the quarter and year to date results as described below. These acquisitions are important to executing on the Company’s strategic plan, and our focus in the near term will be on successfully integrating these acquisitions and leveraging the synergies that will be important drivers of our future growth and profitability.

COVID-19

The ongoing impact of Coronavirus (“COVID-19”) and its variants has created significant impacts and disruptions to the U.S. and global economies and are likely to do so for the foreseeable future. We expect that COVID-19 will continue to adversely affect portions of our business, including our global supply chain and manufacturing operations. We experienced reductions in customer demand in certain of our served markets and increases in demand in other of these markets during the first, second, and third quarters of 2022 due to COVID-19. The operational ability of our suppliers to provide the necessary quantity of materials on a timely basis has been reduced, which has impacted the predictability of our global supply chain, and resulted in some increased costs to secure and place materials into production and forced us to delay product shipments. Throughout 2022, we expect the impact of COVID-19 on our operations will continue to challenge certain aspects of our business, particularly our global supply chain and our ability to hire direct labor. Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business.

In response to COVID-19, we have taken and will continue to take proactive, aggressive action to protect the health and safety of our employees, customers, partners, suppliers, and communities. We continue to follow rigorous safety measures in all of our sites, including social distancing protocols, incorporating a work from home model at certain times for those employees that do not need to be physically present to perform their work, limiting travel, implementing temperature checks at the entrances to our facilities where required, extensively and frequently disinfecting our workspaces and providing masks and other protective equipment to those employees who must be physically present. These measures have been implemented on a worldwide basis and have been adjusted prudently as requirements and conditions change. We will continue to monitor and act in accordance with government authorities’ requirements or recommendations and evolving best practices.

Our Company provides essential and important products, including some that our customers rely on to address COVID-19. We manufacture and deliver critical motion control components, including electronic drives, motors, and control assemblies to manufacturers of medical equipment including respirators, ventilators, infusion pumps, medical fluid pumps and other breathing assist equipment required to care for patients with respiratory issues including COVID-19. We are a long-term, qualified supplier to leading medical device manufacturers of ventilators and respirators around the world.

While demand for certain items, such as ventilators, has returned to normalized levels in 2022, we continue to provide solutions to suppliers of other types of medical equipment, including surgical tools and equipment, surgical robots, diagnostic equipment, test equipment, patient mobility and rehabilitation equipment, hospital beds, and mobile equipment carts.

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

Our Amended Credit Agreement includes a $280 million revolving credit facility through February 2025. Through this amendment we have potentially lowered our cost of debt and have secured more favorable covenants. This availability of liquidity preserves our financial flexibility. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

To conserve cash and maximize operational efficiency while supporting growth plans, we continue to align variable costs with demand, maintain and enhance key engineering capabilities, and control discretionary spending. The Company continues to closely monitor events and conditions resulting from COVID-19.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will continue to depend on future developments, including the duration and spread of the virus and variants, the potential for additional waves, its impact on our customers, suppliers, and the range of governmental reactions to the pandemic, which cannot be predicted at this time. We will continue to proactively respond to the situation and will take further actions as warranted to alter our business operations as necessary.

Operating Results

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	For the three months ended		2022 vs. 2021
	September 30,		Variance
(Dollars in thousands, except per share data)	2022	2021	$	%
Revenues	$134,405	$103,509	$30,896	30%
Cost of goods sold	91,108	71,488	19,620	27%
Gross profit	43,297	32,021	11,276	35%
Gross margin percentage	32.2%	30.9%
Operating costs and expenses:
Selling	5,497	4,365	1,132	26%
General and administrative	13,148	10,620	2,528	24%
Engineering and development	9,702	6,768	2,934	43%
Business development	199	94	105	112%
Amortization of intangible assets	3,054	1,504	1,550	103%
Total operating costs and expenses	31,600	23,351	8,249	35%
Operating income	11,697	8,670	3,027	35%
Interest expense	2,337	777	1,560	201%
Other expense (income), net	243	(29)	272	NM %
Total other expense	2,580	748	1,832	245%
Income before income taxes	9,117	7,922	1,195	15%
Income tax provision	(2,508)	(1,950)	(558)	29%
Net income	$6,609	$5,972	$637	11%

Effective tax rate	27.5%	24.6%
Diluted earnings per share	$0.41	$0.41	$(0.00)	—%
Bookings	$126,158	$119,940	$6,218	5%
Backlog	$310,186	$185,561	$124,625	67%

REVENUES: The increase in revenues during the third quarter 2022 reflects increases in each of our served markets, most notably within A&D and Industrial, and includes a full quarter of the impact of the recent acquisitions. Our revenue for the period ended September 30, 2022 was comprised of 59% to U.S. customers and 41% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was due to a 37% volume increase offset partially by a 7% unfavorable currency impact. Organic growth was 15% during the third quarter 2022. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 5% increase in orders in the third quarter 2022 compared to 2021 is due to a 11% increase in volume, offset partially by a 6% unfavorable currency impact. The increase in bookings during the third quarter 2022 compared to 2021 is impacted by the recent acquisitions along with organic growth notably in our A&D and Industrial markets.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $43,297 in the third quarter of 2022 from $32,021 in the third quarter of 2021 driven by higher sales volume, including the recent acquisitions, and gross margins increased to 32.2% for 2022, compared to 30.9% for 2021. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from recent acquisitions.

SELLING EXPENSES: Selling expenses increased 26% during the third quarter 2022 compared to 2021 primarily due to increased costs in connection with our recent acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were 4% in the three months ended September 30, 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 23% during the third quarter 2022 compared to 2021 due primarily to increased costs related to the inclusion of our recent acquisitions. As a percentage of revenues, general and administrative expenses were 10% in the three months ended September 30, 2022 and 2021.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 43% in the third quarter of 2022 compared to 2021. The increase is primarily due to the inclusion of our recent acquisitions along with our continued

investment in new product development. As a percentage of revenues, engineering and development expenses were 7% for the three months ended September 30, 2022 and 2021.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in the third quarter 2022 compared to 2021 is largely due to increased costs related to the recent acquisition activities and manufacturing footprint rationalization, offset by a reduction to acquisition contingent consideration of $800, as described in Note 12, Fair Value, of the notes to condensed consolidated financial statements as of September 30, 2022.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased in the third quarter 2022 compared to 2021 due to incremental intangible amortization attributable to the recent acquisitions.

INTEREST EXPENSE: Interest expense increased in the third quarter of 2022 compared to 2021 due to a combination of increased average debt levels due to funding of acquisition activity, and to a lesser extent, higher interest rates, offset in part by interest rate swaps.

INCOME TAXES: The effective income tax rate was 27.5% and 24.6% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 does not include significant discrete tax items, and the three months ended September 30, 2021 includes a discrete tax benefit of (2.9%). The discrete tax benefit for the third quarter of 2021 is primarily related to the net amount recognized of Portuguese investment tax credits. The Company expects its income tax rate for the full year 2022 to be approximately 25% to 27%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the third quarter of 2022 compared to 2021, due in large part to organic growth as well as the recent acquisitions, as reflected primarily in our gross profit increase, and partially offset by subsequent increases to intangible amortization as well as an increase in interest expense.

Adjusted net income for the quarters ended September 30, 2022 and 2021 was $9,683 and $7,146, respectively. Adjusted diluted earnings per share for the third quarter of 2022 and 2021 were $0.60 and $0.49, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $18,146 for the third quarter 2022 compared to $13,126 for the third quarter 2021. Adjusted EBITDA was $19,864 and $14,454 for the third quarters of 2022 and 2021, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	For the nine months ended		2022 vs. 2021
	September 30,		Variance
(Dollars in thousands, except per share data)	2022	2021	$	%
Revenues	$371,912	$306,723	$65,189	21%
Cost of goods sold	255,381	213,417	41,964	20%
Gross profit	116,531	93,306	23,225	25%
Gross margin percentage	31.3%	30.4%
Operating costs and expenses:
Selling	16,336	12,979	3,357	26%
General and administrative	37,239	32,549	4,690	14%
Engineering and development	28,879	20,967	7,912	38%
Business development	2,464	268	2,196	NM %
Amortization of intangible assets	8,133	4,527	3,606	80%
Total operating costs and expenses	93,051	71,290	21,761	31%
Operating income	23,480	22,016	1,464	7%
Interest expense	4,900	2,445	2,455	100%
Other expense (income), net	9	(158)	167	(106)%
Total other expense, net	4,909	2,287	2,622	115%
Income before income taxes	18,571	19,729	(1,158)	(6)%
Income tax (provision) benefit	(4,878)	2,804	(7,682)	(274)%
Net income	$13,693	$22,533	$(8,840)	(39)%

Effective tax rate	26.3%	(14.2)%
Diluted earnings per share	$0.86	$1.56	$(0.70)	(45)%
Bookings	$420,662	$353,558	$67,104	19%
Backlog	$310,186	$185,561	$124,625	67%

REVENUES: The increase in revenues for the year-to-date 2022 reflects increases in our Industrial and A&D served markets and includes the impact of the recent acquisitions. Our revenues for the period ended September 30, 2022 were comprised of 58% to U.S. customers and 42% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was due to a 26% volume increase offset partially by a 5% unfavorable currency impact. Organic growth was 10% during the year-to-date 2022. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 19% increase in orders for the year-to-date 2022 compared to 2021 is due to a 24% increase in volume, offset partially by a 5% unfavorable currency impact. The increase in bookings during year-to-date 2022 compared to 2021 is impacted by the recent acquisitions along with organic growth notably in our A&D and Industrial markets.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $116,641 for year-to-date 2022 from $93,306 in 2021 driven by higher sales volume, including the recent acquisitions, and gross margins increased to 31.3% for 2022, compared to 30.4% for 2021. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from recent acquisitions.

SELLING EXPENSES: Selling expenses increased 26% during year-to-date 2022 compared to 2021 primarily due to increased costs in connection with our recent acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were comparable at 4% during year-to-date 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 14% during the nine months ended September 30, 2022 compared to the same period of 2021 due primarily to increased costs related to the inclusion of our recent acquisitions. As a percentage of revenues, general and administrative expenses were 10% and 11% in 2022 and 2021, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 38% during the year-to-date 2022 compared to 2021. The increase is due primarily to the inclusion and nature of our recent acquisitions along with our continued investment in new product development. As a percentage of revenues, engineering and development expenses were 8% for the nine months ended September 30, 2022 compared to 7% for the nine months ended September 30, 2021.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs for year-to-date 2022 compared to 2021 is due to increased costs related to the recent acquisition activities and manufacturing footprint rationalization, offset by a reduction to acquisition contingent consideration of $800.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year-to-date 2022 compared to 2021 due to incremental intangible amortization attributable to the recent acquisitions.

INTEREST EXPENSE: The increase in interest expense for the year-to-date 2022 compared to 2021 is primarily due to an increase in average debt levels to fund acquisitions combined, to a lesser extent, with increased interest rates, offset in part by interest rate swaps.

INCOME TAXES: For the nine months ended September 30, 2022 and 2021, the effective income tax rate was 26.3% and (14.2%), respectively. The effective tax rate includes a discrete tax benefit of (1.7%) and (41.3%), respectively. The discrete benefit in the nine months ended September 30, 2022 is primarily related to the reversal of uncertain tax positions and share-based payment awards. The discrete benefit in the nine months ended September 30, 2021 is related primarily to the recognition of net operating loss carryforwards resulting from tax legislation enacted in New Zealand during the period, which changes our ability to use the carryforwards in future periods.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during year-to-date 2022 compared to 2021, despite increased gross profit, primarily due to the effect of a $7,373 discrete income tax benefit in the first quarter of 2021 that was not present in year-to-date 2022, as well as incremental business development costs and amortization of intangible assets of $2,196 and $3,606, respectively, due to acquisition-related activity, as well as higher interest expense.

Adjusted net income for the nine-month periods ended September 30, 2022 and 2021 was $23,039 and $18,803, respectively. Adjusted diluted earnings per share for year-to-date 2022 and 2021 were $1.45 and $1.30, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $42,693 for year-to-date 2022 compared to $35,491 for year-to-date 2021. Adjusted EBITDA was $48,963 and $38,817 for year-to-date 2022 and 2021, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three months ended September 30, 2022 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Revenue as reported	$134,405	$371,912
Currency impact unfavorable (favorable)	7,173	15,577
Revenue excluding foreign currency exchange impacts	$141,578	$387,489

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income as reported	$6,609	$5,972	$13,693	$22,533
Interest expense	2,337	777	4,900	2,445
Provision (benefit) for income tax	2,508	1,950	4,878	(2,804)
Depreciation and amortization	6,692	4,427	19,222	13,317
EBITDA	18,146	13,126	42,693	35,491
Stock-based compensation expense	1,262	1,303	3,752	3,100
Business development costs	199	94	2,464	268
Foreign currency loss (gain)	257	(69)	54	(42)
Adjusted EBITDA	$19,864	$14,454	$48,963	$38,817

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands except per share amounts):

	For the three months ended
	September 30,
		Per diluted		Per diluted
	2022	share	2021	share
Net income as reported	$6,609	$0.41	$5,972	$0.41
Non-GAAP adjustments, net of tax
Amortization of intangible assets - net	2,725	0.17	1,152	0.08
Foreign currency loss (gain) - net	197	0.01	(50)	—
Business development costs - net	152	0.01	72	—
Non-GAAP adjusted net income and diluted earnings per share	$9,683	$0.60	$7,146	$0.49

	For the nine months ended
	September 30,
		Per diluted		Per diluted
	2022	share	2021	share
Net income as reported	$13,693	$0.86	$22,533	$1.56
Non-GAAP adjustments, net of tax
Discrete income tax benefit	—	—	(7,373)	(0.51)
Amortization of intangible assets - net	7,417	0.47	3,468	0.24
Foreign currency loss (gain) - net	41	—	(30)	—
Business development costs - net	1,887	0.12	205	0.01
Non-GAAP adjusted net income and diluted earnings per share	$23,038	$1.45	$18,803	$1.30

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $2,758 to a balance of $19,705 at September 30, 2022 from December 31, 2021.

			2022 vs.
	Nine Months Ended		2021
	September 30,		Variance
	2022	2021	$
Net cash (used in) provided by operating activities	$(5,824)	$19,920	$(25,744)
Net cash used in investing activities	(55,622)	(9,761)	(45,861)
Net cash provided by (used in) financing activities	60,957	(13,305)	74,262
Effect of foreign exchange rates on cash	(2,269)	(776)	(1,493)
Net decrease in cash and cash equivalents	$(2,758)	$(3,922)	$1,164

Of the $19,705 of cash and cash equivalents at September 30, 2022, $15,336 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the nine months ended September 30, 2022, the increase in cash used in operating activities is primarily due to working capital needs, primarily for inventories due to strategic decisions to secure critical components given the current supply chain environment.

The increase in cash used in investing activities in 2022 relates to the $44,569 net cash consideration paid for the ThinGap, FPH and Airex acquisitions in the second quarter. Cash used in investing activities in the nine months ended September 30, 2022 includes $11,026 for purchases of property and equipment compared to $9,761 during the nine months ended September 30, 2021. Capital expenditures are expected to be between $15,000 and $20,000 for the full year 2022.

The increase in cash provided by financing activities during the nine months ended September 30, 2022 includes Amended Revolving Facility borrowings of $47,583 to fund the three acquisitions in the second quarter of 2022. Debt payments of $6,514 were made during the nine months ended September 30, 2022. At September 30, 2022, we had $223,132 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of September 30, 2022.

As of September 30, 2022, the unused Amended Revolving Facility was $56,863. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the nine months ended September 30, 2022 and 2021, respectively.

The Company declared dividends of $0.075 and $0.07 per share during the nine months ended September 30, 2022 and 2021, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,507 on our sales for the three months ended September 30, 2022 and $12,760 on our sales for the nine months ended September 30, 2022. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended September 30, 2022 increased revenues in comparison to the quarter ended September 30, 2021 by $7,173. For the nine months ended September 30, 2022, we estimate that foreign currency exchange rate fluctuations increased revenues $15,577 in 2022 compared to 2021.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustment were losses of $9,603 and $2,528 for the three months ended September 30, 2022 and 2021, respectively. The translation adjustment were losses of $19,535 and $5,580 for the nine months ended September 30, 2022 and 2021, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $13,895 on our foreign net assets as of September 30, 2022.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $17,250 at September 30, 2022. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and nine months ended September 30, 2022, we recorded losses of $1,031 and $1,728, respectively, on foreign currency contracts which are included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to a loss of $257 and a gain of $69 for the three months ended September 30, 2022 and 2021, respectively. Net foreign currency transaction gains and losses included in other expense, net amounted to a loss of $54 and gain of $42 for the nine months ended September 30, 2022 and 2021, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on Term SOFR plus a margin of 1.00% to 2.25% (2.25% at September 30, 2022), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of September 30, 2022, we had $223,132 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $123,132 of unhedged floating rate debt outstanding at September 30, 2022 would have approximately a $300 and $900 impact on our interest expense for the three and nine months ended September 30, 2022, respectively.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Unregistered Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/22 to 07/31/22	190	$27.23	—	—
08/01/22 to 08/31/22			—	—
09/01/22 to 09/30/22	2,411	32.97	—	—
Total	2,601	$32.55	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2022, the Company did not have an authorized stock repurchase plan in place.

Item 6.  Exhibits

(a)	Exhibits
10.1

Second Amended and Restated Credit Agreement dated as of August 23, 2022 among Allied Motion Technologies Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent, the lenders from time to time party thereto, and HSBC Bank USA, National Association, KeyBank National Association, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 29, 2022).

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 2, 2022	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer