Form 10-Q
period 2023-03-31
ALLIED MOTION TECHNOLOGIES INC
filed 2023-05-03
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

Number of Shares of the only class of Common Stock outstanding: 16,165,144 as of May 3, 2023

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,145	$30,614
Trade receivables, net of provision for credit losses of $1,122 and $1,192 at March 31, 2023 and December 31, 2022, respectively	87,043	76,213
Inventories	116,229	117,108
Prepaid expenses and other assets	13,432	12,072
Total current assets	241,849	236,007
Property, plant, and equipment, net	69,127	68,640
Deferred income taxes	3,984	4,199
Intangible assets, net	116,027	119,075
Goodwill	126,567	126,366
Operating lease assets	23,432	22,807
Other long-term assets	9,947	11,253
Total Assets	$590,933	$588,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,151	$39,467
Accrued liabilities	45,722	48,121
Total current liabilities	86,873	87,588
Long-term debt	236,506	235,454
Deferred income taxes	5,817	6,262
Pension and post-retirement obligations	2,823	3,009
Operating lease liabilities	19,186	18,795
Other long-term liabilities	9,547	21,774
Total liabilities	360,752	372,882
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,293 and 15,978 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	92,435	83,852
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	149,488	143,576
Accumulated other comprehensive loss	(11,742)	(11,963)
Total stockholders’ equity	230,181	215,465
Total Liabilities and Stockholders’ Equity	$590,933	$588,347

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenues	$145,549	$114,785
Cost of goods sold	99,715	81,325
Gross profit	45,834	33,460
Operating costs and expenses:
Selling	6,032	5,031
General and administrative	14,820	11,496
Engineering and development	10,387	9,385
Business development	197	848
Amortization of intangible assets	3,009	2,434
Total operating costs and expenses	34,445	29,194
Operating income	11,389	4,266
Other expense, net:
Interest expense	2,983	1,038
Other expense, net	187	45
Total other expense, net	3,170	1,083
Income before income taxes	8,219	3,183
Income tax provision	(1,904)	(679)
Net income	$6,315	$2,504
Basic earnings per share:
Earnings per share	$0.40	$0.17
Basic weighted average common shares	15,872	15,096
Diluted earnings per share:
Earnings per share	$0.39	$0.16
Diluted weighted average common shares	16,137	15,599
Net income	$6,315	$2,504
Other comprehensive income:
Foreign currency translation adjustment	1,354	(1,233)
(Loss) gain on derivatives, net of tax	(1,133)	2,601
Comprehensive income	$6,536	$3,872

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2022	15,978	$89,522	$(5,670)	$83,852	$143,576	$(16,925)	$5,556	$(594)	$215,465
Stock transactions under employee benefit stock plans	31	1,246		1,246					1,246
Issuance of restricted stock, net of forfeitures	103	4,621	(4,655)	(34)					(34)
Share issuance in connection with acquisition	185		6,250	6,250					6,250
Stock-based compensation expense			1,267	1,267					1,267
Shares withheld for payment of employee payroll taxes	(4)	(146)		(146)					(146)
Comprehensive income (loss)						1,354	(1,565)		(211)
Tax effect of derivative transactions							432		432
Net income					6,315				6,315
Dividends to stockholders - $0.025					(403)				(403)
Balances, March 31, 2023	16,293	$95,243	$(2,808)	$92,435	$149,488	$(15,571)	$4,423	$(594)	$230,181

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2021	15,361	$73,106	$(5,009)	$68,097	$127,757	$(7,409)	$180	$(863)	$187,762
Stock transactions under employee benefit stock plans	36	1,217		1,217					1,217
Issuance of restricted stock, net of forfeitures	141	5,140	(5,144)	(4)					(4)
Stock-based compensation expense			1,349	1,349					1,349
Shares withheld for payment of employee payroll taxes	(4)	(137)		(137)					(137)
Comprehensive (loss) income						(1,233)	3,423		2,190
Tax effect of derivative transactions							(822)		(822)
Net income					2,504				2,504
Dividends to stockholders - $0.025					(388)				(388)
Balances, March 31, 2022	15,534	$79,326	$(8,804)	$70,522	$129,873	$(8,642)	$2,781	$(863)	$193,671

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$6,315	$2,504
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,145	5,657
Deferred income taxes	(290)	826
Stock-based compensation expense	1,267	1,349
Debt issue cost amortization recorded in interest expense	75	35
Other	395	530
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(10,587)	(17,648)
Inventories	1,340	(8,713)
Prepaid expenses and other assets	(1,115)	1,407
Accounts payable	1,548	2,113
Accrued liabilities	(1,507)	(1,456)
Net cash provided by (used in) operating activities	3,586	(13,396)

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(6,250)	185
Purchase of property and equipment	(3,554)	(2,478)
Net cash used in investing activities	(9,804)	(2,293)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	4,000	13,674
Principal payments of long-term debt and finance lease obligations	(3,116)	(3,316)
Tax withholdings related to net share settlements of restricted stock	(146)	(137)
Net cash provided by financing activities	738	10,221
Effect of foreign exchange rate changes on cash	11	(76)
Net decrease in cash and cash equivalents	(5,469)	(5,544)
Cash and cash equivalents at beginning of period	30,614	22,463
Cash and cash equivalents at end of period	$25,145	$16,919

Supplemental disclosure of cash flow information:
Stock issued for acquisition	$6,250	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$554	$338

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 that was previously filed by the Company.

2.    REVENUE RECOGNITION

Performance Obligations

The Company considers control of most products to transfer at a single point in time when control is transferred to the customer, generally when the products are shipped in accordance with an agreement and/or purchase order. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product.

The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for monetary consideration from the customer. The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgment as the contract with the customer. For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer. For a limited number of contracts, for which revenue derived is not material in the periods presented, the Company recognizes revenue over time in proportion to costs incurred.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of March 31, 2023.

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

A disaggregation of revenue by target market and geography is provided below:

	Three months ended
	March 31,
Target Market	2023	2022
Industrial	$63,256	$45,776
Vehicle	30,831	32,582
Medical	23,674	21,319
Aerospace & Defense	21,287	9,444
Other	6,501	5,664
Total	$145,549	$114,785

	Three months ended
	March 31,
Geography	2023	2022
North America (primarily U.S.)	$97,367	$72,378
Europe	39,897	33,749
Asia-Pacific	8,285	8,658
Total	$145,549	$114,785

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The opening and closing balances of the Company’s contract liabilities are as follows:

	March 31,	December 31,
	2023	2022
Contract liabilities in accrued liabilities	$4,610	$4,807
Contract liabilities in other long-term liabilities	17	19
	$4,627	$4,826

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the three months ended March 31, 2023 and 2022, the Company recognized revenue of $2,283 and $1,078, respectively, that was included in the opening contract liabilities balance.

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

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	March 31,	December 31,
	2023	2022
Parts and raw materials	$87,335	$89,100
Work-in-process	11,570	11,686
Finished goods	17,324	16,322
	$116,229	$117,108

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

	March 31,	December 31,
	2023	2022
Land	$969	$965
Building and improvements	24,966	25,093
Machinery, equipment, tools and dies	91,467	89,144
Construction work in progress	15,525	14,197
Furniture, fixtures and other	22,637	22,461
	155,564	151,860
Less accumulated depreciation	(86,437)	(83,220)
Property, plant, and equipment, net	$69,127	$68,640

Depreciation expense was approximately $3,136 and $3,223 for the three months ended March 31, 2023 and 2022, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5.    GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2023 is as follows:

March 31,
2023
Beginning balance	$126,366
Effect of foreign currency translation	201
Ending balance	$126,567

On May 24, 2022, the Company acquired 100% of the outstanding stock of ThinGap, Inc. (“ThinGap”), a privately-owned California headquartered developer and manufacturer of high performance, zero cogging slotless motors for use in aerospace, defense, and medical applications that require precise performance in a compact, yet high-torque-to-volume solutions.

On June 17, 2022, the Company acquired 100% of the membership interests of Airex, LLC (“Airex”), a privately-owned New Hampshire headquartered developer of high precision electromagnetic components and solutions for the aerospace and defense, life sciences, semiconductor, and commercial industrial applications. The purchase price, collectively, for ThinGap and Airex was $16,618.

On May 30, 2022, the Company acquired 100% of the direct and indirect legal and beneficial ownership of the shares of FPH Group Inc., a corporation incorporated pursuant to the laws of the Province of Ontario and the membership interests of Transtar International, LLC, a Michigan limited liability company, collectively “FPH”. The purchase price for FPH was $41,040.

There were no measurement period adjustments during the three months ended March 31, 2023. The purchase price allocations of each of these acquisitions are subject to adjustments based on a final determination of certain tax matters.

The December 30, 2021 acquisition of Spectrum Controls, Inc. (“Spectrum Controls”) included two deferred acquisition payments of which $12,500 (comprised of 50% cash and 50% Company stock) was paid in January 2023. One remaining payment of $12,500 is to be paid no later than January 3, 2024, comprising 50% cash and 50% in Company stock. As of March 31, 2023, $12,416 is included in accrued liabilities on the condensed consolidated balance sheet. As of December 31, 2022, $12,500 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the condensed consolidated balance sheet.

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

		March 31, 2023			December 31, 2022
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	5 - 18 years	$112,437	$(36,318)	$76,119	$112,378	$(34,377)	$78,001
Trade name	10 - 19 years	15,322	(7,176)	8,146	15,320	(6,900)	8,420
Design and technologies	10 - 15 years	41,266	(9,504)	31,762	41,212	(8,558)	32,654
Total		$169,025	$(52,998)	$116,027	$168,910	$(49,835)	$119,075

Amortization expense for intangible assets was $3,009 and $2,434 for the three months ended March 31, 2023 and 2022, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of March 31, 2023 is as follows:

Estimated
Amortization Expense

Remainder of 2023	$9,205
2024	11,881
2025	11,865
2026	11,767
2027	11,323
Thereafter	59,986
Total estimated amortization expense	$116,027

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2023, 109,789 shares of unvested restricted stock were awarded at a weighted average market value of $42.40. Of the restricted shares granted, 74,495 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2023:

Number of
shares
Outstanding at beginning of period	304,947
Awarded	109,789
Vested	(9,552)
Forfeited	(1,210)
Outstanding at end of period	403,974

Stock-based compensation expense, net of forfeitures, of $1,267 and $1,349 was recorded for the three months ended March 31, 2023 and 2022, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Compensation and fringe benefits	$11,305	$15,818
Accrued business acquisition consideration	12,416	12,500
Warranty reserve	2,326	2,160
Income taxes payable	4,737	3,934
Operating lease liabilities - current	4,525	4,224
Finance lease obligations - current	386	377
Contract liabilities	4,610	4,807
Other accrued expenses	5,417	4,301
	$45,722	$48,121

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	March 31,	December 31,
	2023	2022
Long-term Debt
Revolving Credit Facility, long-term (1)	$228,138	$227,060
Unamortized debt issuance costs	(550)	(625)
Finance lease obligations - noncurrent	8,918	9,019
Long-term debt	$236,506	$235,454
(1)	The effective rate of the Amended Revolving Facility is 4.93% at March 31, 2023.

Amended Revolving Credit Facility

The Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), effective August 23, 2022, includes a $280 million revolving credit facility (the “Amended Revolving Facility”). In the Amended Credit Agreement, the referenced index was amended to the Term Standard Overnight Financing Rate (“SOFR”), whereas the previous credit agreement utilized the London Interbank Offering Rate (LIBOR) as the referenced interest rate. The Amended Credit Agreement has a maturity date of February 2025.

Borrowings under the Amended Revolving Facility bear interest at an annual rate equal to the Adjusted SOFR (as defined in the Amended Credit Agreement) which is subject to a floor of 0.00% plus an appicable rate ranging from 1.00% to 2.25% based on the Company’s ratio of total funded indebtedness to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). At March 31, 2023, the applicable SOFR-based borrowing rate was 1.75%. A credit spread adjustment of 0.10% to 0.275% is also carried on the Amended Revolving Facility. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.275% annually on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of March 31, 2023.

As of March 31, 2023, the unused Amended Revolving Facility was $51,862. The amount available to borrow may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility (“the China Facility”) provides credit of $1,455 (Chinese Renminbi 10,000). The China Facility is a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term is annual and may be cancelled at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during the three months ended March 31, 2023 or 2022, respectively.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $18,870 at March 31, 2023. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2023 and 2022, the Company had gains of $11 and $54, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026. In March 2023, the Company executed amendments to the existing swaps to amend the index on the interest rate derivatives from LIBOR to SOFR, in line with the existing Amended Revolving Facility. These amendments had no material financial impact to the Company’s operations or financial position.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that $3,328 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2023	2022
Foreign currency contracts	Prepaid expenses and other assets	$31	$48
Interest rate swaps	Other long-term assets	5,745	7,236
		$5,776	$7,284

The tables below present the effect of cash flow hedge accounting on other comprehensive income (“OCI”) for the three months ended March 31, 2023 and 2022:

	Amount of pre-tax (loss) gain recognized
	in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2023	2022
Interest rate swaps	$(746)	$3,237

	Amount of pre-tax gain (loss) reclassified
	from accumulated OCI into income
Location of gain (loss) reclassified	Three months ended March 31,
from accumulated OCI into income	2023	2022

Interest expense	$819	$(186)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022:

		Total amounts of income and expense
		line items presented that reflect the
		effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2023	2022
Interest rate swaps	Interest Expense	$2,983	$1,038

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$5,776	$—	$5,776	$—	$—	$5,776

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$7,284	$—	$7,284	$—	$—	$7,284

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively, by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,576	$—	$—
Deferred compensation plan assets	4,048	—	—
Foreign currency hedge contracts	—	31	—
Interest rate swaps, net	—	5,745	—
Contingent consideration	—	—	(4,100)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	December 31, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,324	$—	$—
Deferred compensation plan assets	3,870	—	—
Foreign currency hedge contracts	—	48	—
Interest rate swaps, net	—	7,236	—
Contingent consideration	—	—	(4,100)

The contingent consideration fair value measurement in connection with the acquisition of ALIO Industries (“ALIO”) is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn-out period using management’s best estimates, or a probability-weighted discounted cash flow analysis. There were no change to the estimated fair value of contingent consideration during the three months ended March 31, 2023, and the contingent consideration of $4,100 as of March 31, 2023 is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The effective income tax rate was 23.2% and 21.3% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 includes discrete tax benefits of (2.8%) and (7.2%), respectively, related primarily to the reversal of uncertain tax positions.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2023 and 2022 was as follows:

	March 31,
	2023	2022
Cash paid for operating leases	$1,407	$1,185
Cash paid for interest on finance lease obligations	$108	$73
Assets acquired under operating leases	$1,591	$875
Assets acquired under finance leases	$—	$9,471

The Company’s finance lease obligations relate to a manufacturing facility. As of March 31, 2023, finance lease assets of $8,681 are included in property, plant and equipment, net, finance lease obligations of $386 are included in accrued liabilities, and $8,918 are included in long-term debt on the condensed consolidated balance sheet.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2023:

	Operating Leases	Finance Leases
Remainder of 2023	4,048	599
2024	5,008	815
2025	4,105	831
2026	3,561	848
2027	3,022	867
Thereafter	6,830	8,771
Total undiscounted cash flows	$26,574	$12,731
Less: present value discount	(2,863)	(3,427)
Total lease liabilities	$23,711	$9,304

The Company has operating leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $385 during the three months ended March 31, 2023 and is obligated to make payments of $1,161 during the remainder of 2023. Future fixed minimum lease payments under these leases as of March 31, 2023 are $14,489.

14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended March 31, 2023 and 2022 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized (loss) gain on cash flow hedges	—	(746)	202	—	(544)
Amounts reclassified from AOCI	—	(819)	230	—	(589)
Foreign currency translation loss	—	—	—	1,354	1,354
At March 31, 2023	$(594)	$5,745	$(1,322)	$(15,571)	$(11,742)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain (loss) on cash flow hedges	—	3,237	(777)	—	2,460
Amounts reclassified from AOCI	—	186	(45)	—	141
Foreign currency translation loss	—	—	—	(1,233)	(1,233)
At March 31, 2022	$(863)	$3,644	$(863)	$(8,642)	$(6,724)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.025 per share in each of the three months ended March 31, 2023 and 2022. Total dividends declared were $403 and $378 in the three months ended March 31, 2023 and 2022, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended
	March 31,
	2023	2022
Basic weighted average shares outstanding	15,872	15,096
Dilutive effect of potential common shares	265	503
Diluted weighted average shares outstanding	16,137	15,599

For the three months ended March 31, 2023 and 2022, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenues for both the three months ended March 31, 2023 and 2022 was comprised of 56% shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $34,984 and $34,879 as of March 31, 2023 and December 31, 2022, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended March 31, 2023 and 2022, one customer accounted for 9% and 12% of revenues, respectively.

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

During 2022 and into the first quarter of 2023, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also began to experience the effect of a higher interest rate environment. Gross domestic product growth slowed throughout 2022 and continuing into 2023 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. Supply chain disruptions, labor shortages, and global inflation remain persistent, along with elevated geopolitical instability.

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

In 2022, certain regions of China have experienced energy shortages which have, for brief periods of time, impacted our facilities. The impact was not material to our results, however there continue to be uncertainties related to the energy shortages that may impact us in the future. We have been able to proactively mitigate the impact of the restrictions on energy usage to date by managing our scheduling at the impacted facilities.

The Company completed three acquisitions during the second quarter 2022 and three acquisitions during the fourth quarter of 2021, (collectively the “recent acquisitions”). These recent acquisitions are important to executing on the Company’s strategic plan, and our focus in the near term will be on successfully integrating these acquisitions and leveraging the synergies that will be important drivers of our future growth and profitability.

Operating Results

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	For the three months ended		2023 vs. 2022
	March 31,		Variance
(Dollars in thousands, except per share data)	2023	2022	$	%
Revenues	$145,549	$114,785	$30,764	27%
Cost of goods sold	99,715	81,325	18,390	23%
Gross profit	45,834	33,460	12,374	37%
Gross margin percentage	31.5%	29.2%
Operating costs and expenses:
Selling	6,032	5,031	1,001	20%
General and administrative	14,820	11,496	3,324	29%
Engineering and development	10,387	9,385	1,002	11%
Business development	197	848	(651)	(77)%
Amortization of intangible assets	3,009	2,434	575	24%
Total operating costs and expenses	34,445	29,194	5,251	18%
Operating income	11,389	4,266	7,123	167%
Interest expense	2,983	1,038	1,945	187%
Other expense (income), net	187	45	142	316%
Total other expense	3,170	1,083	2,087	193%
Income before income taxes	8,219	3,183	5,036	158%
Income tax (provision) benefit	(1,904)	(679)	(1,225)	NM %
Net income	$6,315	$2,504	$3,811	152%

Effective tax rate	23.2%	21.3%
Diluted earnings per share	$0.39	$0.16	$0.23	145%
Bookings	$123,198	$155,295	$(32,097)	(21)%
Backlog	$308,635	$289,295	$19,340	7%

REVENUES: The increase in revenues during the first quarter 2023 reflects increases primarily within Industrial and A&D, and includes a full quarter of the impact of the recent acquisitions. Our revenue for the period ended March 31, 2023 was comprised of 56% to U.S. customers and 44% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was due to a 30% volume increase, partially offset by a 3% unfavorable currency impact. Organic growth was 25% during the first quarter 2023. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 21% decrease in bookings in the first quarter 2023 compared to 2022 is due to a 19% decrease in volume and a 2% unfavorable currency impact. The decrease in bookings during the first quarter 2023 compared to 2022 is primarily due to more normalization of order patterns due to supply-chain constraints and longer lead times in prior periods.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $45,834 in the first quarter of 2023 from $33,460 in the first quarter of 2022 driven by higher sales volume, including the recent acquisitions, and gross margins increased to 31.5% for 2023, compared to 29.2% for 2022. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from the recent acquisitions.

SELLING EXPENSES: Selling expenses increased 20% during the first quarter 2023 compared to 2022 primarily due to increased costs in connection with our recent acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were 4% in the three months ended March 31, 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 29% during the first quarter 2023 compared to 2022 due primarily to increased costs related to the inclusion of our recent acquisitions. As a percentage of revenues, general and administrative expenses were 10% in the three months ended March 31, 2023 and 2022.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 11% in the first quarter 2023 compared to 2022. The increase is primarily due to the inclusion of our recent acquisitions along with the continued ramp up of development projects to meet the future needs of our target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 7% and 8% for the three months ended March 31, 2023 and 2022, respectively.

BUSINESS DEVELOPMENT COSTS: The decrease in business development costs in the first quarter 2023 compared to 2022 is largely due costs recognized in the prior year related to the recent acquisition activities and manufacturing footprint rationalization.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased in the first quarter 2023 compared to 2022 due to incremental intangible amortization attributable to the recent acquisitions.

INTEREST EXPENSE: Interest expense increased in the first quarter of 2023 compared to 2022 due to a combination of increased average debt levels due to funding of acquisition activity and higher interest rates. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 23.2% and 21.3% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 includes discrete tax benefit of (2.8%) and (7.2%), respectively, primarily related to the reversal of uncertain tax positions. The Company expects its income tax rate for the full year 2023 to be approximately 25% to 27%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the first quarter of 2023 compared to 2022, due in large part to organic growth as well as from the recent acquisitions, as reflected primarily in our gross profit increase, and partially offset by higher operating expenses and costs driven by the recent acquisitions, inflationary pressures, subsequent increases to intangible amortization as well as an increase in interest expense.

Adjusted net income for the quarters ended March 31, 2023 and 2022 was $8,935 and $5,652, respectively. Adjusted diluted earnings per share for the first quarter of 2023 and 2022 were $0.55 and $0.36, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $17,347 for the first quarter 2023 compared to $10,656 for the first quarter 2022. Adjusted EBITDA was $19,025 and $12,903 for the first quarters of 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three months ended March 31, 2023 is as follows (in thousands):

Three months ended
March 31, 2023
Revenue as reported	$145,549
Currency impact unfavorable (favorable)	3,252
Revenue excluding foreign currency exchange impacts	$148,801

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Net income as reported	$6,315	$2,504
Interest expense	2,983	1,038
Provision for income tax	1,904	679
Depreciation and amortization	6,145	6,435
EBITDA	17,347	10,656
Stock-based compensation expense	1,267	1,349
Business development costs	197	848
Foreign currency loss	214	50
Adjusted EBITDA	$19,025	$12,903

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three months ended March 31, 2023 and 2022 is as follows (in thousands except per share amounts):

	For the three months ended
	March 31,
		Per diluted		Per diluted
	2023	share	2022	share
Net income as reported	$6,315	$0.39	$2,504	$0.16
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,305	0.14	2,460	0.16
Foreign currency loss – net	164	0.01	38	—
Business development costs – net	151	0.01	650	0.04
Non-GAAP adjusted net income and adjusted diluted earnings per share	$8,935	$0.55	$5,652	$0.36
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $5,469 to a balance of $25,145 at March 31, 2023 from December 31, 2022.

			2023 vs.
	Three Months Ended		2022
	March 31,		Variance
(in thousands):	2023	2022	$
Net cash provided by (used in) operating activities	$3,586	$(13,396)	$16,982
Net cash used in investing activities	(9,804)	(2,293)	(7,511)
Net cash provided by financing activities	738	10,221	(9,483)
Effect of foreign exchange rates on cash	11	(76)	87
Net decrease in cash and cash equivalents	$(5,469)	$(5,544)	$75

Of the $25,145 of cash and cash equivalents at March 31, 2023, $19,311 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the three months ended March 31, 2023, the increase in cash provided by operating activities is primarily due to increased sales, as well as working capital needs in the prior year period, primarily for inventories due to strategic decisions to secure critical components.

The increase in cash used in investing activities in 2023 relates primarily to the $6,250 cash consideration paid relating to the Spectrum acquisition in the first quarter. Cash used in investing activities in the three months ended March 31, 2023 includes $3,554 for purchases of property and equipment compared to $2,478 during the three months ended March 31, 2022. Capital expenditures are expected to be between $18,000 and $23,000 for the full year 2023.

The decrease in cash provided by financing activities during the three months ended March 31, 2023 is primarily due to increased Amended Revolving Facility borrowings in the first quarter of 2022 to support working capital needs, primarily inventory. Debt payments of $3,116 were made during the three months ended March 31, 2023. At March 31, 2023, we had $228,138 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of March 31, 2023.

As of March 31, 2023, the unused Amended Revolving Facility was $51,862. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the three months ended March 31, 2023 and 2022, respectively.

The Company declared dividends of $0.025 per share during each of the three months ended March 31, 2023 and 2022, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $5,102 on our sales for the three months ended March 31, 2023. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended March 31, 2023 decreased revenues in comparison to the quarter ended March 31, 2022 by $3,252.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustment were gains of $1,354 and losses of $1,233 for the three months ended March 31, 2023 and 2022, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $15,551 on our foreign net assets as of March 31, 2023.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $18,870 at March 31, 2023. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. During the three months ended March 31, 2023, we recorded losses of $212 on foreign currency contracts which are included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to gains of $214 and $54 for the three months ended March 31, 2023 and 2022, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on Term SOFR plus a margin of 1.00% to 2.25% (1.75% at March 31, 2023), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of March 31, 2023, we had $228,138 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 9, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $128,138 of unhedged floating rate debt outstanding at March 31, 2023 would have approximately a $300 impact on our interest expense for the three months ended March 31, 2023.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2022, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2022 Annual Report and 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Unregistered Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
01/01/23 to 01/31/23	1,105	$39.26	—	—
02/01/23 to 02/28/23	—	—	—	—
03/01/23 to 03/31/23	3,115	43.16	—	—
Total	4,220	$42.14	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2023, the Company did not have an authorized stock repurchase plan in place.

Item 6.  Exhibits

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 3, 2023	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer