Form 10-Q
period 2023-06-30
ALLIED MOTION TECHNOLOGIES INC
filed 2023-08-02
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

Number of Shares of the only class of Common Stock outstanding: 16,180,170 as of August 2, 2023

ALLIED MOTION TECHNOLOGIES INC.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,120	$30,614
Trade receivables, net of provision for credit losses of $1,155 and $1,192 at June 30, 2023 and December 31, 2022, respectively	87,245	76,213
Inventories	116,098	117,108
Prepaid expenses and other assets	11,781	12,072
Total current assets	239,244	236,007
Property, plant, and equipment, net	68,518	68,640
Deferred income taxes	3,765	4,199
Intangible assets, net	113,160	119,075
Goodwill	127,987	126,366
Operating lease assets	21,852	22,807
Other long-term assets	10,968	11,253
Total Assets	$585,494	$588,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,368	$39,467
Accrued liabilities	45,389	48,121
Total current liabilities	87,757	87,588
Long-term debt	227,106	235,454
Deferred income taxes	6,024	6,262
Pension and post-retirement obligations	2,861	3,009
Operating lease liabilities	17,557	18,795
Other long-term liabilities	7,395	21,774
Total liabilities	348,700	372,882
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,268 and 15,978 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	92,483	83,852
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	155,772	143,576
Accumulated other comprehensive loss	(11,461)	(11,963)
Total stockholders’ equity	236,794	215,465
Total Liabilities and Stockholders’ Equity	$585,494	$588,347

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$146,769	$122,722	$292,318	$237,507
Cost of goods sold	100,792	82,948	200,507	164,273
Gross profit	45,977	39,774	91,811	73,234
Operating costs and expenses:
Selling	6,301	5,808	12,333	10,839
General and administrative	14,162	12,595	28,982	24,091
Engineering and development	9,952	9,791	20,339	19,177
Business development	400	1,417	597	2,265
Amortization of intangible assets	3,142	2,645	6,151	5,079
Total operating costs and expenses	33,957	32,256	68,402	61,451
Operating income	12,020	7,518	23,409	11,783
Other expense, net:
Interest expense	3,162	1,525	6,145	2,563
Other (income) expense, net	(42)	(279)	145	(234)
Total other expense, net	3,120	1,246	6,290	2,329
Income before income taxes	8,900	6,272	17,119	9,454
Income tax provision	(2,131)	(1,691)	(4,035)	(2,370)
Net income	$6,769	$4,581	$13,084	$7,084
Basic earnings per share:
Earnings per share	$0.42	$0.30	$0.82	$0.47
Basic weighted average common shares	15,969	15,355	15,921	15,226
Diluted earnings per share:
Earnings per share	$0.42	$0.29	$0.81	$0.45
Diluted weighted average common shares	16,219	15,932	16,178	15,752
Net income	$6,769	$4,581	$13,084	$7,084
Other comprehensive income (loss):
Foreign currency translation adjustment	(426)	(8,699)	928	(9,932)
Gain (loss) on derivatives, net of tax	707	974	(426)	3,576
Comprehensive income (loss)	$7,050	$(3,144)	$13,586	$728

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2022	15,978	$89,522	$(5,670)	$83,852	$143,576	$(16,925)	$5,556	$(594)	$215,465
Stock transactions under employee benefit stock plans	31	1,246		1,246					1,246
Issuance of restricted stock, net of forfeitures	103	4,621	(4,655)	(34)					(34)
Share issuance in connection with acquisition	185		6,250	6,250					6,250
Stock-based compensation expense			1,267	1,267					1,267
Shares withheld for payment of employee payroll taxes	(4)	(146)		(146)					(146)
Comprehensive income (loss)						1,354	(1,565)		(211)
Tax effect of derivative transactions							432		432
Net income					6,315				6,315
Dividends to stockholders - $0.025					(403)				(403)
Balances, March 31, 2023	16,293	$95,243	$(2,808)	$92,435	$149,488	$(15,571)	$4,423	$(594)	$230,181
Issuance of restricted stock, net of forfeitures	14	455	(444)	11					11
Stock-based compensation expense			1,544	1,544					1,544
Shares withheld for payment of employee payroll taxes	(39)	(1,507)		(1,507)					(1,507)
Comprehensive (loss) income						(426)	930		504
Tax effect of derivative transactions							(223)		(223)
Net income					6,769				6,769
Dividends to stockholders - $0.03					(485)				(485)
Balances, June 30, 2023	16,268	$94,191	$(1,708)	$92,483	$155,772	$(15,997)	$5,130	$(594)	$236,794

	Common Stock					Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Unamortized Cost of Equity Awards	Common Stock and Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2021	15,361	$73,106	$(5,009)	$68,097	$127,757	$(7,409)	$180	$(863)	$187,762
Stock transactions under employee benefit stock plans	36	1,217		1,217					1,217
Issuance of restricted stock, net of forfeitures	141	5,140	(5,144)	(4)					(4)
Stock-based compensation expense			1,349	1,349					1,349
Shares withheld for payment of employee payroll taxes	(4)	(137)		(137)					(137)
Comprehensive (loss) income						(1,233)	3,423		2,190
Tax effect of derivative transactions							(822)		(822)
Net income					2,504				2,504
Dividends to stockholders - $0.025					(388)				(388)
Balances, March 31, 2022	15,534	$79,326	$(8,804)	$70,522	$129,873	$(8,642)	$2,781	$(863)	$193,671
Issuance of restricted stock, net of forfeitures	16	313	(314)	(1)					(1)
Share issuance in connection with acquisitions	463	11,103		11,103					11,103
Stock-based compensation expense			1,141	1,141					1,141
Shares withheld for payment of employee payroll taxes	(35)	(1,103)		(1,103)					(1,103)
Comprehensive (loss) income						(8,699)	1,284		(7,415)
Tax effect of derivative transactions							(310)		(310)
Net income					4,581				4,581
Dividends to stockholders - $0.025					(388)				(388)
Balances, June 30, 2022	15,978	$89,639	$(7,977)	$81,662	$134,066	$(17,341)	$3,755	$(863)	$201,279

See accompanying notes to condensed consolidated financial statements.

ALLIED MOTION TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$13,084	$7,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	12,535	12,531
Deferred income taxes	(14)	1,222
Stock-based compensation expense	2,811	2,490
Debt issue cost amortization recorded in interest expense	150	71
Other	685	793
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(11,151)	(15,407)
Inventories	832	(22,003)
Prepaid expenses and other assets	287	1,601
Accounts payable	2,822	9,850
Accrued liabilities	(4,768)	1,478
Net cash provided by (used in) operating activities	17,273	(290)

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(6,250)	(44,569)
Purchase of property and equipment	(6,118)	(6,354)
Net cash used in investing activities	(12,368)	(50,923)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	4,000	64,203
Principal payments of long-term debt and finance lease obligations	(12,567)	(3,406)
Dividends paid to stockholders	(872)	(776)
Tax withholdings related to net share settlements of restricted stock	(1,653)	(1,240)
Net cash (used in) provided by financing activities	(11,092)	58,781
Effect of foreign exchange rate changes on cash	(307)	(1,185)
Net (decrease) increase in cash and cash equivalents	(6,494)	6,383
Cash and cash equivalents at beginning of period	30,614	22,463
Cash and cash equivalents at end of period	$24,120	$28,846

Supplemental disclosure of cash flow information:
Stock issued for acquisition	$6,250	$11,103
Property, plant and equipment purchases in accounts payable or accrued expenses	$660	$1,444

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

On May 30, 2022, the Company acquired 100% of the direct and indirect legal and beneficial ownership of the shares of FPH Group Inc., a corporation incorporated pursuant to the laws of the Province of Ontario and the membership interests of Transtar International, LLC, a Michigan limited liability company, collectively “FPH”. The final purchase price for FPH was $41,316, including a measurement period adjustment during the three months ended June 30, 2023, resulting in a decrease to inventories of $1,080 an increase to purchase price of $276, and an increase to goodwill of $1,356. The final allocation of the purchase price paid for FPH is based on fair values of the assets acquired and liabilities assumed of FPH and is as follows (in thousands):

Cash and cash equivalents	$1,755
Trade receivables	3,100
Inventories	3,496
Other assets, net	174
Property, plant, and equipment	624
Right of use assets	4,165
Intangible assets	22,611
Goodwill	15,840
Other current liabilities	(1,577)
Deferred revenue	(776)
Lease liabilities	(4,165)
Net deferred income tax liabilities	(3,931)
Net purchase price	$41,316

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

There were no additional measurement period adjustments during the six months ended June 30, 2023 related to the ThinGap and Airex acquisitions. The purchase price allocations of each of these acquisitions are final.

The December 30, 2021 acquisition of Spectrum Controls, Inc. (“Spectrum Controls”) included two deferred acquisition payments of which $12,500 (comprised of 50% cash and 50% Company stock) was paid in January 2023. One remaining payment of $12,500 is to be paid no later than January 3, 2024, comprised 50% cash and 50% in Company stock. As of June 30, 2023, $12,444 is included in accrued liabilities on the condensed consolidated balance sheet. As of December 31, 2022, $12,500 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the condensed consolidated balance sheet.

The following pro forma financial information presents the combined resulted of operations if the FPH, ThinGap, and Airex acquisitions had occurred as of January 1, 2021:

	Three months ended	Six months ended
	June 30,	June 30,
	2022	2022
Revenues	$127,492	$248,322
Income before income taxes	$8,225	$12,943

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies that the Company expected to or has subsequently achieved as a result of these acquisitions. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for future periods.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of June 30, 2023 and December 31, 2022.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2023	2022	2023	2022
Industrial	$65,588	$47,135	$128,845	$92,911
Vehicle	34,739	32,555	65,570	65,137
Medical	20,887	20,194	44,562	41,513
Aerospace & Defense	18,979	17,149	40,266	26,593
Distribution and Other	6,576	5,689	13,075	11,353
Total	$146,769	$122,722	$292,318	$237,507

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2023	2022	2023	2022
North America (primarily U.S.)	$100,965	$84,052	$198,332	$156,430
Europe	38,326	32,122	78,223	65,871
Asia-Pacific	7,478	6,548	15,763	15,206
Total	$146,769	$122,722	$292,318	$237,507

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	June 30,	December 31,
	2023	2022
Contract liabilities in accrued liabilities	$3,620	$4,807
Contract liabilities in other long-term liabilities	14	19
	$3,634	$4,826

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the six months ended June 30, 2023 and 2022, the Company recognized revenue of $3,414 and $1,865, respectively, that was included in the opening contract liabilities balance.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	June 30,	December 31,
	2023	2022
Parts and raw materials	$85,742	$89,100
Work-in-process	13,387	11,686
Finished goods	16,969	16,322
	$116,098	$117,108

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

	June 30,	December 31,
	2023	2022
Land	$969	$965
Building and improvements	25,539	25,093
Machinery, equipment, tools and dies	92,580	89,144
Construction work in progress	15,290	14,197
Furniture, fixtures and other	22,339	22,461
	156,717	151,860
Less accumulated depreciation	(88,199)	(83,220)
Property, plant, and equipment, net	$68,518	$68,640

Depreciation expense was approximately $3,248 and $3,181 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was approximately $6,384 and $6,404, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2023 is as follows:

June 30,
2023
Beginning balance	$126,366
Impact of measurement period adjustments of acquisitions (Note 2)	1,356
Effect of foreign currency translation	265
Ending balance	$127,987

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

		June 30, 2023			December 31, 2022
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	5 - 18 years	$112,676	$(38,336)	$74,340	$112,378	$(34,377)	$78,001
Trade name	10 - 19 years	15,295	(7,435)	7,860	15,320	(6,900)	8,420
Design and technologies	10 - 15 years	41,327	(10,367)	30,960	41,212	(8,558)	32,654
Total		$169,298	$(56,138)	$113,160	$168,910	$(49,835)	$119,075

Amortization expense for intangible assets was $3,142 and $2,645 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $6,151 and $5,079, respectively.

Estimated future intangible asset amortization expense as of June 30, 2023 is as follows:

Estimated
Amortization Expense

Remainder of 2023	$6,073
2024	11,908
2025	11,892
2026	11,795
2027	11,352
Thereafter	60,140
Total estimated amortization expense	$113,160

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2023, 123,601 shares of unvested restricted stock were awarded at a weighted average market value of $41.53. Of the restricted shares granted, 74,495 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the six months ended June 30, 2023:

Number of
shares
Outstanding at beginning of period	403,974
Awarded	123,601
Vested	(114,261)
Forfeited	(1,498)
Outstanding at end of period	411,816

Stock-based compensation expense, net of forfeitures, of $1,544 and $1,141 was recorded for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, stock based compensation expense, net of forfeitures, of $2,811 and $2,490 was recorded, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Compensation and fringe benefits	$13,292	$15,818
Accrued business acquisition consideration	12,444	12,500
Warranty reserve	2,225	2,160
Income taxes payable	1,710	3,934
Operating lease liabilities - current	4,575	4,224
Finance lease obligations - current	394	377
Contract liabilities	3,620	4,807
Other accrued expenses	7,129	4,301
	$45,389	$48,121

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	June 30,	December 31,
	2023	2022
Long-term Debt
Revolving Credit Facility, long-term (1)	$218,766	$227,060
Unamortized debt issuance costs	(475)	(625)
Finance lease obligations - noncurrent	8,815	9,019
Long-term debt	$227,106	$235,454
(1)	The effective rate of the Amended Revolving Facility is 5.06% at June 30, 2023.

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Borrowings under the Amended Revolving Facility bear interest at an annual rate equal to the Adjusted SOFR (as defined in the Amended Credit Agreement) which is subject to a floor of 0.00% plus an applicable margin spread ranging from 1.00% to 2.25% (1.75% at June 30, 2023) based on the Company’s ratio of total funded indebtedness to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.10% and 0.275% annually on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of June 30, 2023.

As of June 30, 2023, the unused Amended Revolving Facility was $61,234. The amount available to borrow may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility (“the China Facility”) provided credit of $1,444 (Chinese Renminbi 10,000). The China Facility was a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. The term was annual and cancelleable at the bank’s discretion. The interest rate shall be agreed upon by the Lender and the Borrower before the Utilization Date (as defined in the China Facility) and shall be specified in the Utilization Request (as defined in the China Facility). Collateral for the facility is a guarantee issued by the Company. There were no borrowings under the China Facility during the three and six months ended June 30, 2023 or 2022, respectively, and the Company closed the China Facility during the three months ended June 30, 2023.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $17,872 and $18,891 at June 30, 2023 and December 31, 2022, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2023, the Company had losses of $90 and $96, respectively, and during the three and six months ended June 30, 2022, the Company had losses of $750 and $696, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

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

The Company estimates that $3,930 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2023	2022
Foreign currency contracts	Prepaid expenses and other assets	$30	$48
Interest rate swaps	Other long-term assets	6,675	7,236
		$6,705	$7,284

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2023	2022
Foreign currency contracts	Accrued liabilities	$27	$—

The tables below present the effect of cash flow hedge accounting on other comprehensive income (“OCI”) for the three and six months ended June 30, 2023 and 2022:

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax (loss) gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$1,877	$1,182	$1,131	$4,419

	Amount of pre-tax gain (loss) reclassified		Amount of pre-tax gain (loss) reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain (loss) reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2023	2022	2023	2022

Interest expense	$947	$(102)	$1,766	$(288)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2023	2022	2023	2022
Interest rate swaps	Interest Expense	$3,162	$1,525	$6,145	$2,563

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$6,705	$—	$6,705	$—	$—	$6,705

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$7,284	$—	$7,284	$—	$—	$7,284

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively, by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,730	$—	$—
Deferred compensation plan assets	4,141	—	—
Foreign currency hedge contract assets	—	30	—
Foreign currency hedge contract liabilities	—	(27)	—
Interest rate swaps, net	—	6,675	—
Contingent consideration	—	—	(4,100)

	December 31, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,324	$—	$—
Deferred compensation plan assets	3,870	—	—
Foreign currency hedge contracts	—	48	—
Interest rate swaps, net	—	7,236	—
Contingent consideration	—	—	(4,100)

The contingent consideration fair value measurement in connection with the acquisition of ALIO Industries (“ALIO”) is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn-out period using management’s best estimates, or a probability-weighted discounted cash flow analysis. There were no change to the estimated fair value of contingent consideration during the three and six months ended June 30, 2023, and the contingent consideration of $4,100 as of June 30, 2023 is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The effective income tax rate was 23.9% and 27.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for both the three months ended June 30, 2023 and June 30, 2022 includes discrete tax benefits of (1.6%), related primarily to share-based awards. For the six months ended June 30, 2023 and 2022, the effective income tax rate was 23.6% and 25.1%, respectively. The effective tax rate for the six months ended June 30, 2023 and June 30, 2022 includes discrete tax benefits of (2.2%) and (3.5%), respectively, related primarily to share-based awards and the reversal in prior years of uncertain tax positions.

14.    LEASES

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

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2023 and 2022 was as follows:

	June 30,
	2023	2022
Cash paid for operating leases	$2,796	$2,290
Cash paid for interest on finance lease obligations	$214	$368
Assets acquired under operating leases	$1,888	$2,770
Assets acquired under finance leases	$—	$9,471
ROU assets obtained in acquisitions	$—	$5,053

The Company’s finance lease obligations relate to a manufacturing facility. As of June 30, 2023, finance lease assets of $8,524 are included in property, plant and equipment, net, finance lease obligations of $394 are included in accrued liabilities, and $8,815 are included in long-term debt on the condensed consolidated balance sheet. During the three months ended June 30, 2023, the Company entered into a lease amendement for one manufacturing facility which modified the term of the lease, resulting in a reduction of both the ROU asset and lease liability of $700.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2023:

	Operating Leases	Finance Leases
Remainder of 2023	2,705	399
2024	5,028	815
2025	4,067	831
2026	3,487	848
2027	2,908	867
Thereafter	6,488	8,751
Total undiscounted cash flows	$24,683	$12,511
Less: present value discount	(2,551)	(3,302)
Total lease liabilities	$22,132	$9,209

The Company has operating leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $220 and $441 during the three and six months ended June 30, 2023 and is obligated to make payments of $517 during the remainder of 2023. Future fixed minimum lease payments under these leases as of June 30, 2023 are $15,668.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended June 30, 2023 and 2022 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2023	$(594)	$5,745	$(1,322)	$(15,571)	$(11,742)
Unrealized (loss) gain on cash flow hedges	—	1,877	(450)	—	1,427
Amounts reclassified from AOCI	—	(947)	227	—	(720)
Foreign currency translation loss	—	—	—	(426)	(426)
At June 30, 2023	$(594)	$6,675	$(1,545)	$(15,997)	$(11,461)

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2022	$(863)	$3,644	$(863)	$(8,642)	$(6,724)
Unrealized gain (loss) on cash flow hedges	—	1,182	(285)	—	897
Amounts reclassified from AOCI	—	102	(25)	—	77
Foreign currency translation loss	—	—	—	(8,699)	(8,699)
At June 30, 2022	$(863)	$4,928	$(1,173)	$(17,341)	$(14,449)

AOCI for the six months ended June 30, 2023 and 2022 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized gain (loss) on cash flow hedges	—	1,131	(248)	—	883
Amounts reclassified from AOCI	—	(1,766)	457	—	(1,309)
Foreign currency translation loss	—	—	—	928	928
At June 30, 2023	$(594)	$6,675	$(1,545)	$(15,997)	$(11,461)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain (loss) on cash flow hedges	—	4,419	(1,062)	—	3,357
Amounts reclassified from AOCI	—	288	(70)	—	218
Foreign currency translation gain	—	—	—	(9,932)	(9,932)
At June 30, 2022	$(863)	$4,928	$(1,173)	$(17,341)	$(14,449)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the second quarter of 2023 and $0.025 per share in first quarter of 2023 and the first and second quarters of 2022. Total dividends declared were $879 and $776 in the six months ended June 30, 2023 and 2022, respectively.

ALLIED MOTION TECHNOLOGIES INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	15,969	15,355	15,921	15,226
Dilutive effect of potential common shares	250	577	257	526
Diluted weighted average shares outstanding	16,219	15,932	16,178	15,752

For the three and six months ended June 30, 2023 and 2022, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenue for each of the three months ended June 30, 2023 and 2022 was comprised of 58% shipped to U.S. customers. For each of the six months ended June 30, 2023 and 2022, revenues was comprised of 57% shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $36,391 and $34,879 as of June 30, 2023 and December 31, 2022, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended June 30, 2023, one customer (Customer A) accounted for 12% of revenues and one customer (Customer B) accounted for 10% of revenues. Both Customer A and Customer B accounted for 10% of revenues for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, Customer B accounted for 11% and 12% of revenues, respectively. As of June 30, 2023, Customer A represented 16% of trade receivables.

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

Business Environment

Recent Events

The ongoing threat of COVID-19 has and will likely continue to create uncertainties and disruptions to the Company as well as the global economy. This has resulted in operational and financial challenges and risks. In response, we have implemented extensive additional health and safety protocols from time to time in keeping with governmental requirements and best practices. As a result of the continued threat of variants of the virus, and related global impacts, there are likely to be ongoing disruptions to certain supply chains as well as impacts on customer demand that may present additional challenges and volatility to our business.

During 2022 and into the first half of 2023, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also began to experience the effect of a higher interest rate environment. Gross domestic product growth slowed throughout 2022 and continuing into 2023 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. Supply chain disruptions, labor shortages, and global inflation remain persistent, along with elevated geopolitical instability.

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

The Company completed three acquisitions during the second quarter 2022 and three acquisitions during the fourth quarter of 2021, (collectively the “recent acquisitions”). These recent acquisitions are important to executing on the Company’s strategic plan, and we remain focused in the near term will be on successfully integrating these acquisitions and leveraging the synergies that will be important drivers of our future growth and profitability.

Operating Results

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	For the three months ended		2023 vs. 2022
	June 30,		Variance
(Dollars in thousands, except per share data)	2023	2022	$	%
Revenues	$146,769	$122,722	$24,047	20%
Cost of goods sold	100,792	82,948	17,844	22%
Gross profit	45,977	39,774	6,203	16%
Gross margin percentage	31.3%	32.4%
Operating costs and expenses:
Selling	6,301	5,808	493	8%
General and administrative	14,162	12,595	1,567	12%
Engineering and development	9,952	9,791	161	2%
Business development	400	1,417	(1,017)	(72)%
Amortization of intangible assets	3,142	2,645	497	19%
Total operating costs and expenses	33,957	32,256	1,701	5%
Operating income	12,020	7,518	4,502	60%
Interest expense	3,162	1,525	1,637	107%
Other (income) expense, net	(42)	(279)	237	(85)%
Total other expense	3,120	1,246	1,874	150%
Income before income taxes	8,900	6,272	2,628	42%
Income tax provision	(2,131)	(1,691)	(440)	26%
Net income	$6,769	$4,581	$2,188	48%

Effective tax rate	23.9%	27.0%
Diluted earnings per share	$0.42	$0.29	$0.13	45%
Bookings	$137,008	$139,209	$(2,201)	(2)%
Backlog	$298,695	$323,873	$(25,178)	(8)%

REVENUES: The increase in revenues during the second quarter 2023 reflects increases primarily within Industrial and, to a lesser extent, A&D and Vehicle, and includes a full quarter of the impact of the recent acquisitions. Our revenue for the second quarter of 2023 was comprised of 58% to U.S. customers and 42% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was due to a 20% volume increase, partially offset by a minimal unfavorable currency impact. Organic growth was 17% during the second quarter 2023. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 2% decrease in bookings in the second quarter 2023 compared to 2022 is due primarily to a decrease in volume as the unfavorable currency impact was minimal. The decrease in bookings during the second quarter 2023 compared to 2022 is primarily due to more normalization of order patterns as supply-chain constraints and longer lead times had a greater impact in the prior year period.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $45,977 in the second quarter of 2023 from $39,774 in the second quarter of 2022 driven by higher sales volume, including the recent acquisitions, and gross margins decreased to 31.3% for 2023, compared to 32.4% for 2022. The decrease in gross margin percentage was driven by unfavorable mix and continued raw material pricing increases.

SELLING EXPENSES: Selling expenses increased 8% during the second quarter of 2023 compared to 2022 primarily due to increased costs in connection with our recent acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were 4% in the six months ended June 30, 2023 and 5% in the six months ended June 30, 2022.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 12% during the second quarter 2023 compared to 2022 due primarily to increased costs related to the inclusion of our recent acquisitions. As a percentage of revenues, general and administrative expenses were 10% in the six months ended June 30, 2023 and 2022.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 2% in the second quarter 2023 compared to 2022. The increase is primarily due to the inclusion of our recent acquisitions along with the continued ramp up of development projects to meet the future needs of our target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 7% and 8% for the six months ended June 30, 2023 and 2022, respectively.

BUSINESS DEVELOPMENT COSTS: The decrease in business development costs in the second quarter of 2023 compared to 2022 is largely due costs recognized in the prior year related to the recent acquisition activities and manufacturing footprint rationalization.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased in the second quarter 2023 compared to 2022 due to incremental intangible amortization attributable to the recent acquisitions.

INTEREST EXPENSE: Interest expense increased in the second quarter of 2023 compared to 2022 due to a combination of increased average debt levels due to funding of acquisition activity as well as capital expenditures and higher interest rates. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 23.9% and 27.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for each of the three months ended June 30, 2023 and 2022 includes discrete tax benefit of (1.6%), primarily related to share-based payment awards. The Company expects its income tax rate for the full year 2023 to be approximately 24% to 26%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the second quarter of 2023 compared to 2022, due in large part to organic growth as well as from the recent acquisitions, as reflected primarily in our gross profit increase, and partially offset by higher operating expenses and costs driven by the recent acquisitions, inflationary pressures, subsequent increases to intangible amortization as well as an increase in interest expense.

Adjusted net income for the quarters ended June 30, 2023 and 2022 was $9,471 and $7,705, respectively. Adjusted diluted earnings per share for the second quarter of 2023 and 2022 were $0.58 and $0.48, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $18,452 for the second quarter of 2023 compared to $13,893 for the second quarter of 2022. Adjusted EBITDA was $20,381 and $16,197 for the second quarters of 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	For the six months ended		2023 vs. 2022
	June 30,		Variance
(Dollars in thousands, except per share data)	2023	2022	$	%
Revenues	$292,318	$237,507	$54,811	23%
Cost of goods sold	200,507	164,273	36,234	22%
Gross profit	91,811	73,234	18,577	25%
Gross margin percentage	31.4%	30.8%
Operating costs and expenses:
Selling	12,333	10,839	1,494	14%
General and administrative	28,982	24,091	4,891	20%
Engineering and development	20,339	19,177	1,162	6%
Business development	597	2,265	(1,668)	(74)%
Amortization of intangible assets	6,151	5,079	1,072	21%
Total operating costs and expenses	68,402	61,451	6,951	11%
Operating income	23,409	11,783	11,626	99%
Interest expense	6,145	2,563	3,582	140%
Other expense (income), net	145	(234)	379	(162)%
Total other expense, net	6,290	2,329	3,961	170%
Income before income taxes	17,119	9,454	7,665	81%
Income tax (provision) benefit	(4,035)	(2,370)	(1,665)	70%
Net income	$13,084	$7,084	$6,000	85%

Effective tax rate	23.6%	25.1%
Diluted earnings per share	$0.81	$0.45	$0.360	80%
Bookings	$260,206	$294,505	$(34,299)	(12)%
Backlog	$298,695	$323,873	$(25,178)	(8)%

REVENUES: The increase in revenues for the year to date 2023 reflects increases in our Industrial and A&D served markets and includes the full impact of the 2022 acquisitions. Our revenues for the period ended June 30, 2023 was comprised of 57% to U.S. customers and 43% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 25% volume increase offset partially by a 2% unfavorable currency impact. Organic growth was 21% during the year to date 2023. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 12% decrease in orders for the year to date 2023 compared to 2022 is due to a 10% decrease in volume and a 2% unfavorable currency impact. The decrease in bookings during year to date 2023 compared to 2022 is primarily due to more normalization of order patterns as supply-chain constraints and longer lead times had a greater impact in the prior year period.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $91,811 for year to date 2023 from $73,234 in 2022 driven by higher sales volume, including the full period impact from the 2022 acquisitions, and gross margins increased to 31.4% for 2023, compared to 30.8% for 2022. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from accretive acquisitions, when comparing the year to date periods.

SELLING EXPENSES: Selling expenses increased 14% during year to date 2023 compared to 2022 primarily due to increased costs in connection with our recently completed acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were comparable at 4% and 5% during year to date 2023 and 2022, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 20% during the six months ended June 30, 2023 compared to the same period of 2022 due primarily to increased costs related to the inclusion of our 2022 acquisitions and increased incentive compensation driven by higher revenue and profitability. As a percentage of revenues, general and administrative expenses were 10% in 2023 and 2022.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 6% during the year to date 2023 compared to 2022. The increase is due primarily to the inclusion and nature of our recent acquisitions along with our continued investment in new product development. As a percentage of revenues, engineering and development expenses were 7% for the six months ended June 30, 2023 compared to 8% for the six months ended June 30, 2022.

BUSINESS DEVELOPMENT COSTS: The decrease in business development costs for year to date 2023 compared to 2022 is due to increased costs in the prior year related to the 2022 acquisition activities.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year to date 2023 compared to 2022 due to incremental intangible amortization attributable to the 2022 acquisitions.

INTEREST EXPENSE: Interest expense increased by 140% for the year to date 2023 compared to 2022 primarily due to an increase in average debt levels to fund acquisitions as well as capital expenditures combined, to a lesser extent, with increased interest rates, offset in part by interest rate swaps.

INCOME TAXES: For the six months ended June 30, 2023 and 2022, the effective income tax rate was 23.6% and 25.1, respectively. The effective tax rate includes a discrete tax benefit of (2.2%) and (3.5%), respectively, primarily related to the reversal of uncertain tax positions and share-based payment awards.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during year to date 2023 compared to 2022, due in large part to organic growth as well as from the recent acquisitions, as reflected primarily in our gross profit increase, and partially offset by higher operating expenses and costs driven by the recent acquisitions, inflationary pressures, subsequent increases to intangible amortization as well as an increase in interest expense.

Adjusted net income for the six month periods ended June 30, 2023 and 2022 was $18,405 and $13,357, respectively. Adjusted diluted earnings per share for year to date 2023 and 2022 were $1.14 and $0.85, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $35,799 for year to date 2023 compared to $24,548 for year to date 2022. Adjusted EBITDA was $39,406 and $29,100 for year to date 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three and six months ended June 30, 2023 is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Revenue as reported	$146,769	$292,318
Currency impact unfavorable (favorable)	410	3,662
Revenue excluding foreign currency exchange impacts	$147,179	$295,980

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income as reported	$6,769	$4,581	$13,084	$7,084
Interest expense	3,162	1,525	6,145	2,563
Provision for income tax	2,131	1,691	4,035	2,370
Depreciation and amortization	6,390	6,096	12,535	12,531
EBITDA	18,452	13,893	35,799	24,548
Stock-based compensation expense	1,544	1,141	2,811	2,490
Business development costs	400	1,417	597	2,265
Foreign currency (loss) gain	(15)	(254)	199	(203)
Adjusted EBITDA	$20,381	$16,197	$39,406	$29,100

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands except per share amounts):

	For the three months ended
	June 30,
		Per diluted		Per diluted
	2023	share	2022	share
Net income as reported	$6,769	$0.42	$4,581	$0.29
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,407	0.14	2,233	0.14
Foreign currency gain – net	(11)	-	(194)	(0.01)
Business development costs – net	306	0.02	1,085	0.06
Non-GAAP adjusted net income and adjusted diluted earnings per share	$9,471	$0.58	$7,705	$0.48
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

	For the six months ended
	June 30,
		Per diluted		Per diluted
	2023	share	2022	share
Net income as reported	$13,084	$0.81	$7,084	$0.45
Non-GAAP adjustments, net of tax
Amortization of intangible assets – net	4,712	0.29	4,693	0.30
Foreign currency loss (gain) - net	152	0.01	(155)	(0.01)
Business development costs - net	457	0.03	1,735	0.11
Non-GAAP adjusted net income and adjusted diluted earnings per share	$18,405	$1.14	$13,357	$0.85
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $6,494 to a balance of $24,120 at June 30, 2023 from December 31, 2022.

			2023 vs.
	Six Months Ended		2022
	June 30,		Variance
(in thousands):	2023	2022	$
Net cash provided by (used in) operating activities	$17,273	$(290)	$17,563
Net cash used in investing activities	(12,368)	(50,923)	38,555
Net cash (used in) provided by financing activities	(11,092)	58,781	(69,873)
Effect of foreign exchange rates on cash	(307)	(1,185)	878
Net (decrease) increase in cash and cash equivalents	$(6,494)	$6,383	$(12,877)

Of the $24,120 of cash and cash equivalents at June 30, 2023, $21,314 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the six months ended June 30, 2023, the increase in cash provided by operating activities is primarily due to increased sales and more efficient conversion of working capital with the easing of supply chain constraints.

The decrease in cash used in investing activities in 2023 relates primarily to the $44,569 cash considerations paid in the second quarter of 2022 for the ThinGap, FPH, and Airex acquisitions, offset in part by the $6,250 cash consideration paid relating to the Spectrum acquisition in the first quarter of 2023. Cash used in investing activities in the six months ended June 30, 2023 includes $6,118 for purchases of property and equipment compared to $6,354 during the six months ended June 30, 2022. Capital expenditures are expected to be between $16,000 and $20,000 for the full year 2023.

The decrease in cash provided by financing activities during the six months ended June 30, 2023 is primarily due to Amended Revolving Facility borrowings of $47,583 to fund the three acquisitions in the second quarter of 2022. Debt payments of $12,567 were made during the six months ended June 30, 2023 compared to $3,406 made during the six months ended June 30, 2022. At June 30, 2023 and 2022, we had $218,766 and $220,057, respectively, of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of June 30, 2023.

As of June 30, 2023, the unused Amended Revolving Facility was $61,234. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the six months ended June 30, 2023 and 2022, respectively. The Company closed the China Facility during the three months ended June 30, 2023.

The Company declared dividends of $0.055 and $0.050 per share during the six months ended June 30, 2023 and 2022, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

Although there is ongoing uncertainty related to the current conflict in Ukraine and the continued threat of COVID-19 and variants on our future results, we believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet leaves us well-positioned to manage our business through the crisis as it continues to unfold. We continually assess our liquidity and cash positions and have assessed the impact of global events on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,914 on our sales for the three months ended June 30, 2023 and $10,016 on our sales for the six months ended June 30, 2023. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended June 30, 2023 decreased revenues in comparison to the quarter ended June 30, 2022 by $410. For the six months ended June 30, 2023, we estimate that foreign currency exchange rate fluctuations decreased revenues $3,662 in 2023 compared to 2022

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustment were losses of $426 and $8,699 for the three months ended June 30, 2023 and 2022, respectively. The translation adjustment were gains of $928 and losses of $9,932 for the six months ended June 30, 2023 and 2022, respectively Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $15,735 on our foreign net assets as of June 30, 2023.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $17,872 at June 30, 2023. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and six months ended June 30, 2023, we recorded losses of $90 and $96, respectively, on foreign currency contracts which are included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to a loss of $199 and a gain of $203 for the six months ended June 30, 2023 and 2022, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on Term SOFR plus a margin of 1.00% to 2.25% (1.75% at June 30, 2023), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of June 30, 2023, we had $218,766 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $118,766 of unhedged floating rate debt outstanding at June 30, 2023 would have approximately a $300 and $600 impact on our interest expense for the three and six months ended June 30, 2023.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Unregistered Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
04/01/23 to 04/30/23	38,774	$38.65	—	—
05/01/23 to 05/31/23	233	35.37	—	—
06/01/23 to 06/30/23	—	—	—	—
Total	39,007	$38.63	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At June 30, 2023, the Company did not have an authorized stock repurchase plan in place.

Item 6.  Exhibits

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 2, 2023	ALLIED MOTION TECHNOLOGIES INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer