Form 10-Q
period 2023-09-30
ALLIENT INC
filed 2023-11-01
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to _________________________

Commission file number 0-04041

ALLIENT INC.

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Commerce Drive, Amherst, New York (Address of principal executive offices)	14228 (Zip Code)

(716) 242-8634

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	ALNT	NASDAQ

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

Number of Shares of the only class of Common Stock outstanding: 16,211,259 as of November 1, 2023

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,836	$30,614
Trade receivables, net of provision for credit losses of $1,220 and $1,192 at September 30, 2023 and December 31, 2022, respectively	90,631	76,213
Inventories	117,291	117,108
Prepaid expenses and other assets	13,045	12,072
Total current assets	244,803	236,007
Property, plant, and equipment, net	67,895	68,640
Deferred income taxes	3,447	4,199
Intangible assets, net	113,791	119,075
Goodwill	130,298	126,366
Operating lease assets	24,977	22,807
Other long-term assets	11,380	11,253
Total Assets	$596,591	$588,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,470	$39,467
Accrued liabilities	52,237	48,121
Total current liabilities	94,707	87,588
Long-term debt	224,364	235,454
Deferred income taxes	5,804	6,262
Pension and post-retirement obligations	2,893	3,009
Operating lease liabilities	20,291	18,795
Other long-term liabilities	6,391	21,774
Total liabilities	354,450	372,882
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,280 and 15,978 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	94,742	83,852
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	161,953	143,576
Accumulated other comprehensive loss	(14,554)	(11,963)
Total stockholders’ equity	242,141	215,465
Total Liabilities and Stockholders’ Equity	$596,591	$588,347

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$145,319	$134,405	$437,637	$371,912
Cost of goods sold	97,821	91,108	298,328	255,381
Gross profit	47,498	43,297	139,309	116,531
Operating costs and expenses:
Selling	6,021	5,497	18,354	16,336
General and administrative	14,642	13,148	43,624	37,239
Engineering and development	10,702	9,702	31,041	28,879
Business development	1,194	199	1,791	2,464
Amortization of intangible assets	3,075	3,054	9,226	8,133
Total operating costs and expenses	35,634	31,600	104,036	93,051
Operating income	11,864	11,697	35,273	23,480
Other expense, net:
Interest expense	3,164	2,337	9,309	4,900
Other expense, net	42	243	187	9
Total other expense, net	3,206	2,580	9,496	4,909
Income before income taxes	8,658	9,117	25,777	18,571
Income tax provision	(1,992)	(2,508)	(6,027)	(4,878)
Net income	$6,666	$6,609	$19,750	$13,693
Basic earnings per share:
Earnings per share	$0.42	$0.42	$1.24	$0.89
Basic weighted average common shares	15,979	15,661	15,940	15,373
Diluted earnings per share:
Earnings per share	$0.41	$0.41	$1.22	$0.86
Diluted weighted average common shares	16,237	16,169	16,198	15,929
Net income	$6,666	$6,609	$19,750	$13,693
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,923)	(9,603)	(1,995)	(19,535)
(Loss) gain on derivatives, net of tax	(170)	2,042	(596)	5,617
Comprehensive income (loss)	$3,573	$(952)	$17,159	$(225)

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2022	15,978	$83,852	$143,576	$(16,925)	$5,556	$(594)	$215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	103	(34)					(34)
Share issuance in connection with acquisition	185	6,250					6,250
Stock-based compensation expense		1,267					1,267
Shares withheld for payment of employee payroll taxes	(4)	(146)					(146)
Comprehensive income (loss)				1,354	(1,565)		(211)
Tax effect of derivative transactions					432		432
Net income			6,315				6,315
Dividends to stockholders - $0.025			(403)				(403)
Balances, March 31, 2023	16,293	$92,435	$149,488	$(15,571)	$4,423	$(594)	$230,181
Issuance of restricted stock, net of forfeitures	14	11					11
Stock-based compensation expense		1,544					1,544
Shares withheld for payment of employee payroll taxes	(39)	(1,507)					(1,507)
Comprehensive (loss) income				(426)	930		504
Tax effect of derivative transactions					(223)		(223)
Net income			6,769				6,769
Dividends to stockholders - $0.03			(485)				(485)
Balances, June 30, 2023	16,268	$92,483	$155,772	$(15,997)	$5,130	$(594)	$236,794
Issuance of restricted stock, net of forfeitures	(18)						—
Share issuance in connection with acquisitions	35	1,079					1,079
Stock-based compensation expense		1,354					1,354
Shares withheld for payment of employee payroll taxes	(5)	(174)					(174)
Comprehensive (loss) income				(2,923)	(224)		(3,147)
Tax effect of derivative transactions					54		54
Net income			6,666				6,666
Dividends to stockholders - $0.03			(485)				(485)
Balances, September 30, 2023	16,280	$94,742	$161,953	$(18,920)	$4,960	$(594)	$242,141

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2021	15,361	$68,097	$127,757	$(7,409)	$180	$(863)	$187,762
Stock transactions under employee benefit stock plans	36	1,217					1,217
Issuance of restricted stock, net of forfeitures	141	(4)					(4)
Stock-based compensation expense		1,349					1,349
Shares withheld for payment of employee payroll taxes	(4)	(137)					(137)
Comprehensive (loss) income				(1,233)	3,423		2,190
Tax effect of derivative transactions					(822)		(822)
Net income			2,504				2,504
Dividends to stockholders - $0.025			(388)				(388)
Balances, March 31, 2022	15,534	$70,522	$129,873	$(8,642)	$2,781	$(863)	$193,671
Issuance of restricted stock, net of forfeitures	16	(1)					(1)
Share issuance in connection with acquisitions	463	11,103					11,103
Stock-based compensation expense		1,141					1,141
Shares withheld for payment of employee payroll taxes	(35)	(1,103)					(1,103)
Comprehensive (loss) income				(8,699)	1,284		(7,415)
Tax effect of derivative transactions					(310)		(310)
Net income			4,581				4,581
Dividends to stockholders - $0.025			(388)				(388)
Balances, June 30, 2022	15,978	$81,662	$134,066	$(17,341)	$3,755	$(863)	$201,279
Issuance of restricted stock, net of forfeitures	7	—					—
Stock-based compensation expense		1,262					1,262
Shares withheld for payment of employee payroll taxes	(3)	(94)					(94)
Comprehensive (loss) income				(9,603)	2,687		(6,916)
Tax effect of derivative transactions					(645)		(645)
Net income			6,609				6,609
Dividends to stockholders - $0.025			(398)				(398)
Balances, September 30, 2022	15,982	$82,830	$140,277	$(26,944)	$5,797	$(863)	$201,097

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$19,750	$13,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	18,956	19,222
Deferred income taxes	122	2,775
Stock-based compensation expense	4,165	3,752
Debt issue cost amortization recorded in interest expense	225	127
Other	987	785
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(14,358)	(27,560)
Inventories	(1,344)	(25,782)
Prepaid expenses and other assets	(1,553)	(3,133)
Accounts payable	2,871	6,501
Accrued liabilities	(2,689)	3,796
Net cash provided by (used in) operating activities	27,132	(5,824)

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(11,004)	(44,596)
Purchase of property and equipment	(7,850)	(11,026)
Net cash used in investing activities	(18,854)	(55,622)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	11,000	69,952
Principal payments of long-term debt and finance lease obligations	(22,325)	(6,514)
Dividends paid to stockholders	(1,348)	(1,147)
Tax withholdings related to net share settlements of restricted stock	(1,827)	(1,334)
Net cash (used in) provided by financing activities	(14,500)	60,957
Effect of foreign exchange rate changes on cash	(556)	(2,269)
Net decrease in cash and cash equivalents	(6,778)	(2,758)
Cash and cash equivalents at beginning of period	30,614	22,463
Cash and cash equivalents at end of period	$23,836	$19,705

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$7,329	$11,103
Property, plant and equipment purchases in accounts payable or accrued expenses	$1,960	$719
Accrued consideration for acquisition	$185	$—

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    BASIS OF PREPARATION AND PRESENTATION

Effective August 23, 2023, Allied Motion Technologies Inc. (“Allied Motion”) changed its name to Allient Inc. (“Allient” or the “Company”). In conjunction with the name change, Allient’s ticker symbol has changed from “AMOT” to “ALNT”. The name change reflects the Company’s evolution of its business to transform from a products-based business in motion control to a solutions-oriented company that addresses its customers’ requirements for Motion, Controls and Power technologies for a multitude of applications.

Allient is engaged in the business of designing, manufacturing, and selling precision motion, control, power and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between the foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying condensed consolidated statements of stockholders’ equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the foreign subsidiaries are included in the results of operations as incurred in other expense, net.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2.	ACQUISITIONS

On September 22, 2023, the Company acquired 100% of the ownership interest in Sierramotion Inc. (“Sierramotion”), a company headquartered in California, that specializes in designing and engineering turn-key motion components and mechatronic solutions for robotic, medical, industrial, defense, semiconductor, and other precision applications. The preliminary purchase price for Sierramotion of $8.4 million includes contingent consideration payable (Note 12) and at closing consisted of a combination of cash and Company stock. The intangible assets and goodwill are expected to be deductible for tax purposes. The preliminary purchase price allocation is subject to adjustments based on a determination of closing net working capital and certain tax matters. Transaction costs for the acquisition were not material. The operating results of this acquisition are included in the condensed consolidated financial statements beginning on the acquisition date and the revenue and earnings in the current year interim periods presented are not material.

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

The December 30, 2021 acquisition of Spectrum Controls, Inc. (“Spectrum Controls”) included two deferred acquisition payments of which $12,500 (comprised of 50% cash and 50% Company stock) was paid in January 2023. One remaining payment of $12,500 is to be paid no later than January 3, 2024, comprised 50% cash and 50% in Company stock. As of September 30, 2023, $12,472 is included in accrued liabilities on the condensed consolidated balance sheet. As of December 31, 2022, $12,500 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the condensed consolidated balance sheet.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following pro forma financial information presents the combined resulted of operations if the FPH, ThinGap, and Airex acquisitions had occurred as of January 1, 2021:

	Three months ended	Nine months ended
	September 30,	September 30,
	2022	2022
Revenues	$134,405	$382,727
Income before income taxes	$9,693	$22,766

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

Nature of Goods and Services

The Company designs, manufactures, and sells precision motion, control, power, and structural components to provide integrated system solutions as well as individual products to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors. The Company’s products include brushed and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, and other controlled motion-related products. The Company’s target markets include Industrial, Vehicle, Medical, and Aerospace & Defense.

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of September 30, 2023 and December 31, 2022.

ALLIENT INC.

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

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2023	2022	2023	2022
Industrial	$64,921	$49,134	$193,766	$142,044
Vehicle	32,989	35,342	98,559	100,479
Medical	21,693	21,958	66,254	63,471
Aerospace & Defense	19,972	21,510	60,237	48,103
Distribution and Other	5,744	6,461	18,821	17,815
Total	$145,319	$134,405	$437,637	$371,912

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2023	2022	2023	2022
North America (primarily U.S.)	$102,502	$92,896	$300,834	$249,329
Europe	35,456	31,901	113,679	97,771
Asia-Pacific	7,361	9,608	23,124	24,812
Total	$145,319	$134,405	$437,637	$371,912

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	September 30,	December 31,
	2023	2022
Contract liabilities in accrued liabilities	$2,701	$4,807
Contract liabilities in other long-term liabilities	11	19
	$2,712	$4,826

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $4,053 and $2,217, respectively, that was included in the opening contract liabilities balance.

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

ALLIENT INC.

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

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	September 30,	December 31,
	2023	2022
Parts and raw materials	$85,633	$89,100
Work-in-process	11,678	11,686
Finished goods	19,980	16,322
	$117,291	$117,108

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

	September 30,	December 31,
	2023	2022
Land	$963	$965
Building and improvements	25,689	25,093
Machinery, equipment, tools and dies	96,682	89,144
Construction work in progress	11,253	14,197
Furniture, fixtures and other	24,234	22,461
	158,821	151,860
Less accumulated depreciation	(90,926)	(83,220)
Property, plant, and equipment, net	$67,895	$68,640

Depreciation expense was $3,346 and $3,135 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $9,730 and $9,539, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2023 is as follows:

September 30,
2023
Beginning balance	$126,366
Goodwill acquired	2,923
Impact of measurement period adjustments of acquisitions (Note 2)	1,356
Effect of foreign currency translation	(347)
Ending balance	$130,298

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

		September 30, 2023			December 31, 2022
		Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	5 – 18 years	$116,184	$(40,156)	$76,028	$112,378	$(34,377)	$78,001
Trade name	10 – 19 years	15,441	(7,676)	7,765	15,320	(6,900)	8,420
Design and technologies	10 – 15 years	41,129	(11,131)	29,998	41,212	(8,558)	32,654
Total		$172,754	$(58,963)	$113,791	$168,910	$(49,835)	$119,075

Amortization expense for intangible assets was $3,075 and $3,054 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was $9,226 and $8,133, respectively.

Estimated future intangible asset amortization expense as of September 30, 2023 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2023	$3,044
2024	12,144
2025	12,129
2026	12,032
2027	11,589
Thereafter	62,853
Total estimated amortization expense	$113,791

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2023, 123,601 shares of unvested restricted stock were awarded at a weighted average market value of $41.53. Of the restricted shares granted, 74,495 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2023:

Number of
shares
Outstanding at beginning of period	403,974
Awarded	123,601
Vested	(129,541)
Forfeited	(21,034)
Outstanding at end of period	377,000

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock-based compensation expense, net of forfeitures, was $1,354 and $1,262 was recorded for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, stock based compensation expense, net of forfeitures, was $4,165 and $3,752, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Compensation and fringe benefits	$15,396	$15,818
Accrued business acquisition consideration	12,657	12,500
Warranty reserve	2,284	2,160
Income taxes payable	1,454	3,934
Operating lease liabilities – current	5,100	4,224
Finance lease obligations – current	403	377
Contract liabilities	2,701	4,807
Contingent consideration	4,960	—
Other accrued expenses	7,282	4,301
	$52,237	$48,121

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	December 31,
	2023	2022
Long-term Debt
Revolving Credit Facility, long-term (1)	$216,052	$227,060
Unamortized debt issuance costs	(400)	(625)
Finance lease obligations – noncurrent	8,712	9,019
Long-term debt	$224,364	$235,454
(1)	The effective rate of the Amended Revolving Facility is 5.10% at September 30, 2023.

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

Borrowings under the Amended Revolving Facility bear interest at an annual rate equal to the Adjusted SOFR (as defined in the Amended Credit Agreement) which is subject to a floor of 0.00% plus an applicable margin spread ranging from 1.00% to 2.25% (1.625% at September 30, 2023) based on the Company’s ratio of total funded indebtedness to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.10% and 0.275% annually on the unused portion of the Amended Revolving Facility, also based on the Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of September 30, 2023.

As of September 30, 2023, the unused Amended Revolving Facility was $63,948. The amount available to borrow may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $20,851 and $18,891 at September 30, 2023 and December 31, 2022, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income (loss). During the three and nine months ended September 30, 2023, the Company had losses of $174 and $270, respectively, and during the three and nine months ended September 30, 2022, the Company had losses of $82 and $149, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026. In March 2023, the Company executed amendments to the existing swaps to amend the index on the interest rate derivatives from LIBOR to SOFR, in line with the existing Amended Revolving Facility. These amendments had no material financial impact to the Company’s operations or financial position.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Company estimates that $4,008 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2023	2022
Foreign currency contracts	Prepaid expenses and other assets	$25	$48
Interest rate swaps	Other long-term assets	6,452	7,236
		$6,477	$7,284

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2023	2022
Foreign currency contracts	Accrued liabilities	$7	$—

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2023 and 2022:

	Amount of pre-tax gain recognized		Amount of pre-tax gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$790	$2,916	$1,995	$7,335

	Amount of pre-tax gain (loss) reclassified		Amount of pre-tax gain (loss) reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain (loss) reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2023	2022	2023	2022

Interest expense	$1,014	$229	$2,854	$(59)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2023	2022	2023	2022
Interest rate swaps	Interest Expense	$3,164	$2,337	$9,309	$4,900

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$6,477	$—	$6,477	$—	$—	$6,477

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$7,284	$—	$7,284	$—	$—	$7,284

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$—	$—	$7	$—	$—	$7

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2022	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$—	$—	$—	$—	$—	$—

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

These two types of inputs create the following three – level fair value hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model – derived valuations whose inputs or significant value drivers are observable.

Level 3:	Significant inputs to the valuation model that are unobservable.

ALLIENT INC.

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively, by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,431	$—	$—
Deferred compensation plan assets	3,989	—	—
Foreign currency hedge contract assets	—	25	—
Foreign currency hedge contract liabilities	—	(7)	—
Interest rate swaps, net	—	6,452	—
Contingent consideration	—	—	(5,930)

	December 31, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,324	$—	$—
Deferred compensation plan assets	3,870	—	—
Foreign currency hedge contracts	—	48	—
Interest rate swaps, net	—	7,236	—
Contingent consideration	—	—	(4,100)

The contingent consideration fair value measurement represents amounts in connection with the acquisitions of Sierramotion, which has a maximum amount of $2,000 and ALIO Industries (“ALIO”), which does not have a maximum amount. The measurements are based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn-out period using management’s best estimates, or a probability-weighted discounted cash flow analysis. The contingent consideration for the acquisition of Sierramotion consists of Company stock and, if earned, would be settled in the first half of 2024. The contingent consideration of ALIO is settled 50% in Company stock and 50% cash, the current portion of which is expected to be settled in the first half of 2024. Changes to contingent consideration since December 31, 2022 include a $1,960 increase due to current period acquisition activity and a reduction of $130 of the estimated fair value of contingent consideration during the three and nine months ended September 30, 2023 related to updated inputs to the timing of anticipated earnings of the acquired entity. Of the total contingent consideration, $4,960 is payable, if earned, within the next twelve months and is included in accrued liabilities and $970 is payable, if earned, in the first half of 2025 and included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2023. Contingent consideration of $4,100 is included in other long-term liabilities as of December 31, 2022.

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

The effective income tax rate was 23.1% and 27.5% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for both the three months ended September 30, 2023 and 2022 does not include any discrete tax items that had a significant impact on tax rates. For the nine months ended September 30, 2023 and 2022, the effective income tax rate was 23.4% and 26.3%, respectively. The effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 includes discrete

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

tax benefits of (1.5%) and (1.7%), respectively, related primarily to share-based awards and the reversal of prior year uncertain tax positions.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2023 and 2022 was as follows:

	September 30,
	2023	2022
Cash paid for operating leases	$4,195	$3,884
Cash paid for interest on finance lease obligations	$318	$329
Assets acquired under operating leases	$6,578	$8,133
Assets acquired under finance leases	$—	$5,053
ROU assets obtained in acquisitions	$224	$9,471

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $8,366 and $8,839 as of September 30, 2023 and December 31, 2022, respectively, are included in property, plant and equipment, net. As of September 30, 2023, finance lease obligations of $403 are included in accrued liabilities and $8,712 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2022, finance lease obligations of $377 are included in accrued liabilities and $9,019 are included in long-term debt on the condensed consolidated balance sheet

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2023:

	Operating Leases	Finance Leases
Remainder of 2023	1,561	266
2024	5,878	815
2025	4,860	831
2026	4,280	848
2027	3,675	867
Thereafter	8,493	8,770
Total undiscounted cash flows	$28,747	$12,397
Less: present value discount	(3,356)	(3,216)
Total lease liabilities	$25,391	$9,181

The Company has operating leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $242 and $706 during the three and nine months ended September 30, 2023 and is obligated to make payments of $404 during the remainder of 2023. Future fixed minimum lease payments under these leases as of September 30, 2023 are $11,433.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended September 30, 2023 and 2022 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2023	$(594)	$6,675	$(1,545)	$(15,997)	$(11,461)
Unrealized gain (loss) on cash flow hedges	—	790	(189)	—	601
Amounts reclassified from AOCI	—	(1,014)	243	—	(771)
Foreign currency translation loss	—	—	—	(2,923)	(2,923)
At September 30, 2023	$(594)	$6,451	$(1,491)	$(18,920)	$(14,554)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2022	$(863)	$4,928	$(1,173)	$(17,341)	$(14,449)
Unrealized gain (loss) on cash flow hedges	—	2,916	(700)	—	2,216
Amounts reclassified from AOCI	—	(229)	55	—	(174)
Foreign currency translation loss	—	—	—	(9,603)	(9,603)
At September 30, 2022	$(863)	$7,615	$(1,818)	$(26,944)	$(22,010)

AOCI for the nine months ended September 30, 2023 and 2022 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized gain (loss) on cash flow hedges	—	1,995	(455)	—	1,540
Amounts reclassified from AOCI	—	(2,854)	718	—	(2,136)
Foreign currency translation loss	—	—	—	(1,995)	(1,995)
At September 30, 2023	$(594)	$6,451	$(1,491)	$(18,920)	$(14,554)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain (loss) on cash flow hedges	—	7,335	(1,762)	—	5,573
Amounts reclassified from AOCI	—	59	(15)	—	44
Foreign currency translation loss	—	—	—	(19,535)	(19,535)
At September 30, 2022	$(863)	$7,615	$(1,818)	$(26,944)	$(22,010)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the third and second quarters of 2023 and $0.025 per share in first quarter of 2023 and each of the first, second, and third quarters of 2022. Total dividends declared were $1,373 and $1,174 in the nine months ended September 30, 2023 and 2022, respectively.

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	15,979	15,661	15,940	15,373
Dilutive effect of potential common shares	258	508	258	556
Diluted weighted average shares outstanding	16,237	16,169	16,198	15,929

For the three and nine months ended September 30, 2023 and 2022, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

18.    SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of specialty-controlled motion products and solutions for end user and OEM applications. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services in which the entity holds material assets and reports revenue.

Revenue for the three months ended September 30, 2023 and 2022 was comprised of 61% and 59%, respectively, shipped to U.S. customers. For each of the nine months ended September 30, 2023 and 2022, revenues was comprised of 58% shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $35,708 and $34,879 as of September 30, 2023 and December 31, 2022, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended September 30, 2023, one customer (Customer A) accounted for 14% of revenues and one customer (Customer B) accounted for 10% of revenues. Customer A and Customer B accounted for 11% and 10% of revenues, respectively, for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, Customer B accounted for 11% and 12% of revenues, respectively. As of September 30, 2023, Customer A represented 18% of trade receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the impact of COVID-19, including impacts from businesses’ and governments’ responses to the ongoing impact on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which COVID-19 and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the geopolitical conflicts and their ability to create instability and economic uncertainty; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel, and in particular those who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially from the Company’s forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Effective August 23, 2023, Allied Motion Technologies Inc. (“Allied Motion”) changed its name to Allient Inc. (“Allient” or the “Company”). In conjunction with the name change, Allient’s ticker symbol has changed from “AMOT” to “ALNT”. The name change reflects the Company’s evolution of its business to transform from a products-based business in motion control to a solutions-oriented company that addresses its customers’ requirements for Motion, Controls and Power technology for a multitude of applications.

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

During 2022 and into the first three quarters of 2023, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers are also experiencing the effect of a higher interest rate environment. Gross domestic product growth slowed throughout 2022 and continued into 2023 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. Supply chain disruptions, labor shortages, and global inflation remain persistent, as the level of geopolitical instability is elevating.

Specifically, the current geopolitical conflicts are creating higher levels of economic uncertainty and volatility with regard to energy prices, interest rates, our supply chain, and certain customer ordering patterns. We are closely monitoring the developments as they unfold in order to react accordingly. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted. The Company does not believe the impact on our results to be material at this time.

The Company completed an acquisition of Sierramotion in the third quarter of 2023. Additionally, we completed three acquisitions during the second quarter 2022 and three acquisitions during the fourth quarter of 2021, (collectively the “recent acquisitions”). These recent acquisitions are important to executing on the Company’s strategic plan, and we remain focused in the near term will be on successfully integrating these acquisitions and leveraging the synergies that will be important drivers of our future growth and profitability.

Operating Results

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	For the three months ended		2023 vs. 2022
	September 30,		Variance
(Dollars in thousands, except per share data)	2023	2022	$	%
Revenues	$145,319	$134,405	$10,914	8%
Cost of goods sold	97,821	91,108	6,713	7%
Gross profit	47,498	43,297	4,201	10%
Gross margin percentage	32.7%	32.2%
Operating costs and expenses:
Selling	6,021	5,497	524	10%
General and administrative	14,642	13,148	1,494	11%
Engineering and development	10,702	9,702	1,000	10%
Business development	1,194	199	995	NM %
Amortization of intangible assets	3,075	3,054	21	1%
Total operating costs and expenses	35,634	31,600	4,034	13%
Operating income	11,864	11,697	167	1%
Interest expense	3,164	2,337	827	35%
Other expense, net	42	243	(201)	(83)%
Total other expense	3,206	2,580	626	24%
Income before income taxes	8,658	9,117	(459)	(5)%
Income tax provision	(1,992)	(2,508)	516	(21)%
Net income	$6,666	$6,609	$57	1%

Effective tax rate	23.0%	27.5%
Diluted earnings per share	$0.41	$0.41	$—	—%
Bookings	$154,908	$126,158	$28,750	23%
Backlog	$309,636	$310,186	$(550)	—%

REVENUES: The increase in revenues during the third quarter 2023 reflects increases primarily within Industrial markets. Our revenue for the third quarter of 2023 was comprised of 61% to U.S. customers and 39% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was due to a 7% volume increase as well as a 1% favorable currency impact. Organic growth was 7% during the third quarter 2023. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 23% increase in bookings in the third quarter 2023 compared to 2022 is due primarily to a 22% increase in volume and a 1% favorable currency impact. The increase in bookings during the third quarter 2023 compared to 2022 is primarily due to timing on orders in the A&D markets.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $47,498 in the third quarter of 2023 from $43,297 in the third quarter of 2022 driven by higher sales volume, and gross margins increased to 32.7% for 2023, compared to 32.2% for 2022. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from accretive acquisitions, when comparing the year to date periods.

SELLING EXPENSES: Selling expenses increased 10% during the third quarter of 2023 compared to 2022 primarily due to increased employee compensation related costs as well as sales commissions related to the increased revenue. Selling expenses as a percentage of revenues were 4% in each of the three months ended September 30, 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 11% during the third quarter 2023 compared to 2022 due primarily to employee compensation related costs. As a percentage of revenues, general and administrative expenses were 10% in the three months ended September 30, 2023 and 2022.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 10% in the third quarter 2023 compared to 2022. The increase is primarily due to the continued ramp up of development projects to meet the future needs of our target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 7% for the three months ended September 30, 2023 and 2022.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in the third quarter of 2023 compared to 2022 is largely due to manufacturing footprint rationalization, as well as costs incurred due to current period acquisition activities.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets was largely flat in the third quarter 2023 compared to 2022.

INTEREST EXPENSE: Interest expense increased in the third quarter of 2023 compared to 2022 is substantially all due to higher interest rates. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 23.0% and 27.5% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for each of the three months ended September 30, 2023 and 2022 does not include any significant discrete tax items. The lower effective tax rate in the third quarter of 2023 as compared to the third quarter of 2022 is primarily due to estimates of tax credits, the impacts of non-deductible transaction costs in the prior year period, and earnings mix. The Company expects its income tax rate for the full year 2023 to be approximately 23% to 25%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the third quarter of 2023 compared to 2022, primarily reflecting our gross profit increase, and partially offset by inflationary pressures as well as an increase in interest expense.

ADJUSTED NET INCOME: For the quarters ended September 30, 2023 and 2022 was $9,980 and $9,683, respectively. Adjusted diluted earnings per share for the third quarter of 2023 and 2022 were $0.61 and $0.60, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $18,243 for the third quarter of 2023 compared to $18,146 for the third quarter of 2022. Adjusted EBITDA was $20,849 and $19,864 for the third quarters of 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	For the nine months ended		2023 vs. 2022
	September 30,		Variance
(Dollars in thousands, except per share data)	2023	2022	$	%
Revenues	$437,637	$371,912	$65,725	18%
Cost of goods sold	298,328	255,381	42,947	17%
Gross profit	139,309	116,531	22,778	20%
Gross margin percentage	31.8%	31.3%
Operating costs and expenses:
Selling	18,354	16,336	2,018	12%
General and administrative	43,624	37,239	6,385	17%
Engineering and development	31,041	28,879	2,162	7%
Business development	1,791	2,464	(673)	(27)%
Amortization of intangible assets	9,226	8,133	1,093	13%
Total operating costs and expenses	104,036	93,051	10,985	12%
Operating income	35,273	23,480	11,793	50%
Interest expense	9,309	4,900	4,409	90%
Other expense, net	187	9	178	NM %
Total other expense, net	9,496	4,909	4,587	93%
Income before income taxes	25,777	18,571	7,206	39%
Income tax provision	(6,027)	(4,878)	(1,149)	24%
Net income	$19,750	$13,693	$6,057	44%

Effective tax rate	23.4%	26.3%
Diluted earnings per share	$1.22	$0.86	$0.36	42%
Bookings	$415,113	$420,662	$(5,549)	(1)%
Backlog	$309,636	$310,186	$(550)	—%

REVENUES: The increase in revenues for the year to date 2023 reflects increases in our Industrial and A&D served markets and includes the full year impact of the 2022 acquisitions. Our revenues for the period ended September 30, 2023 was comprised of 58% to U.S. customers and 42% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 18% volume increase as currency impact was insignificant. Organic growth was 16% during the year to date 2023. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: Orders for the year to date 2023 compared to 2022 decreased 1%. This is primarily due to more normalization to pre COVID-19 order patterns in most served markets, offset by increases in A&D due to program timing.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $139,309 for year to date 2023 from $116,531 in 2022 driven by higher sales volume, including the full period impact from the 2022 acquisitions, and gross margins increased to 31.8% for 2023, compared to 31.3% for 2022. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, notably from accretive acquisitions, when comparing the year to date periods.

SELLING EXPENSES: Selling expenses increased 12% during year to date 2023 compared to 2022 primarily due to increased costs in connection with our recently completed acquisitions as well as sales commissions related to the increased revenue growth. Selling expenses as a percentage of revenues were comparable at 4% during year to date 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 17% during the nine months ended September 30, 2023 compared to the same period of 2022 due primarily to increased costs related to the inclusion of our 2022 acquisitions and increased incentive compensation driven by higher revenue and profitability. As a percentage of revenues, general and administrative expenses were 10% in 2023 and 2022.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 7% during the year to date 2023 compared to 2022. The increase is due primarily to the inclusion and nature of our recent acquisitions along with our continued investment in new product development. As a percentage of revenues, engineering and development expenses were 7% for the nine months ended September 30, 2023 and 2022.

BUSINESS DEVELOPMENT COSTS: The decrease in business development costs for year to date 2023 compared to 2022 is due to increased costs in the prior year due to the number of acquisitions completed in 2022 vs. 2023 and lower current period costs of manufacturing footprint rationalization.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year to date 2023 compared to 2022 due to incremental intangible amortization attributable to the 2022 acquisitions.

INTEREST EXPENSE: Interest expense increased by 90% (or $4.4 million) for the year to date 2023 compared to 2022 primarily due to higher interest rates (contributing to $3.1 million of the increase), with the remainder due to higher average debt balances.

INCOME TAXES: For the nine months ended September 30, 2023 and 2022, the effective income tax rate was 23.4% and 26.3%, respectively. The effective tax rate includes a discrete tax benefit of (1.5%) and (1.7%), respectively, primarily related to the reversal of uncertain tax positions and share-based payment awards. The lower effective tax rate for year to date 2023 as compared to year to date 2022 is primarily due to estimates of tax credits, the impacts of non-deductible transaction costs in the prior year period, and earnings mix

NET INCOME AND ADJUSTED NET INCOME: Net income increased during year to date 2023 compared to 2022, due in large part to organic growth as well as from the recent acquisitions, as reflected primarily in our gross profit increase, and partially offset by higher operating expenses and costs driven by the recent acquisitions, inflationary pressures, subsequent increases to intangible amortization as well as an increase in interest expense.

Adjusted net income for the nine month periods ended September 30, 2023 and 2022 was $28,386 and $23,038, respectively. Adjusted diluted earnings per share for year to date 2023 and 2022 were $1.75 and $1.45, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $54,042 for year to date 2023 compared to $42,693 for year to date 2022. Adjusted EBITDA was $60,255 and $48,963 for year to date 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Revenue excluding foreign currency exchange impacts, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under GAAP. Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results. In particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for revenue and net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP. Organic growth is reported revenues adjusted for the impact of foreign currency and the revenue contribution from acquisitions.

The Company believes that revenue excluding foreign currency exchange impacts is a useful measure in analyzing sales results. The Company excludes the effect of currency translation from revenue for this measure because currency translation is not fully under management’s control, is subject to volatility and can obscure underlying business trends. The portion of revenue attributable to currency translation is calculated as the difference between the current period revenue and the current period revenue after applying foreign exchange rates from the prior period.

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

The Company’s calculation of revenues excluding foreign currency exchange impacts for the three and nine months ended September 30, 2023 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Revenue as reported	$145,319	$437,637
Currency impact (favorable) unfavorable	(1,793)	1,869
Revenue excluding foreign currency exchange impacts	$143,526	$439,506

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income as reported	$6,666	$6,609	$19,750	$13,693
Interest expense	3,164	2,337	9,309	4,900
Provision for income tax	1,992	2,508	6,027	4,878
Depreciation and amortization	6,421	6,692	18,956	19,222
EBITDA	18,243	18,146	54,042	42,693
Stock-based compensation expense	1,354	1,262	4,165	3,752
Business development costs	1,194	199	1,791	2,464
Foreign currency loss	58	257	257	54
Adjusted EBITDA	$20,849	$19,864	$60,255	$48,963

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands except per share amounts):

	For the three months ended
	September 30,
		Per diluted		Per diluted
	2023	share	2022	share
Net income as reported	$6,666	$0.41	$6,609	$0.41
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,355	0.14	2,725	0.17
Foreign currency loss – net	44	-	197	0.01
Business development costs – net	915	0.06	152	0.01
Non-GAAP adjusted net income and adjusted diluted earnings per share	$9,980	$0.61	$9,683	$0.60
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

	For the nine months ended
	September 30,
		Per diluted		Per diluted
	2023	share	2022	share
Net income as reported	$19,750	$1.22	$13,693	$0.86
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	7,067	0.44	7,417	0.47
Foreign currency loss – net	197	0.01	41	-
Business development costs – net	1,372	0.08	1,887	0.12
Non-GAAP adjusted net income and adjusted diluted earnings per share	$28,386	$1.75	$23,038	$1.45
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $6,778 to a balance of $23,836 at September 30, 2023 from December 31, 2022.

			2023 vs.
	Nine Months Ended		2022
	September 30,		Variance
(in thousands):	2023	2022	$
Net cash provided by (used in) operating activities	$27,132	$(5,824)	$32,956
Net cash used in investing activities	(18,854)	(55,622)	36,768
Net cash (used in) provided by financing activities	(14,500)	60,957	(75,457)
Effect of foreign exchange rates on cash	(556)	(2,269)	1,713
Net decrease in cash and cash equivalents	$(6,778)	$(2,758)	$(4,020)

Of the $23,836 of cash and cash equivalents at September 30, 2023, $20,194 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the nine months ended September 30, 2023, the increase in cash provided by operating activities is primarily due to increased sales and more efficient conversion of working capital with the easing of supply chain constraints.

The decrease in cash used in investing activities in 2023 relates to increased acquisition payments in the prior year, consisting of $44,596 cash considerations paid in the second quarter of 2022 for the ThinGap, FPH, and Airex acquisitions, offset in part by the cash consideration paid in 2023 relating to remaining payments on prior period acquisitions and closing consideration on the current year acquisition. Cash used in investing activities in the nine months ended September 30, 2023 includes $7,850 for purchases of property and equipment compared to $11,026 during the nine months ended September 30, 2022. Capital expenditures are expected to be between $12,000 and $15,000 for the full year 2023.

The decrease in cash provided by financing activities during the nine months ended September 30, 2023 is primarily due to Amended Revolving Facility borrowings of $47,583 to fund the three acquisitions in the second quarter of 2022. Debt payments of $22,325 were made during the nine months ended September 30, 2023 compared to $6,514 made during the nine months ended September 30, 2022 due primarily to improved operating cash flow generation in the current year. As of September 30, 2023 and 2022, we had $216,052 and $223,132, respectively, of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement contains certain financial covenants related to minimum interest coverage, total leverage ratio, and non-material subsidiaries assets to consolidated total assets at the end of each quarter. The Amended Credit Agreement also includes other covenants and restrictions, including limits on the amount of additional indebtedness, and restrictions on the ability to merge, consolidate or sell all, or substantially all, of our assets. The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.0 to 1.0 ratio (reduced to 3.5:1.0 for quarters ending on or after December 31, 2023); provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants as of September 30, 2023.

As of September 30, 2023, the unused Amended Revolving Facility was $63,948. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during the nine months ended September 30, 2023 and 2022, respectively. The Company closed the China Facility during the three months ended June 30, 2023.

The Company declared dividends of $0.085 and $0.075 per share during the nine months ended September 30, 2023 and 2022, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

Although there is ongoing uncertainty related to the current geopolitical conflicts, as well as the residual impacts of COVID-19 and variants on our future results, we believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet leaves us well-positioned to manage our business through these crises as they continues to unfold. We continually assess our liquidity and cash positions and have assessed the impact of global events on our Company. Based on our analysis, we believe our existing balances of cash, the flexibility of our Amended Credit Agreement and our currently anticipated operating cash flows will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,666 on our sales for the three months ended September 30, 2023 and $14,682 on our sales for the nine months ended September 30, 2023. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended September 30, 2023 increased revenues in comparison to the quarter ended September 30, 2022 by $1,793. For the nine months ended September 30, 2023, we estimate that foreign currency exchange rate fluctuations decreased revenues $1,869 in 2023 compared to 2022.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustment were losses of $2,923 and $9,603 for the three months ended September 30, 2023 and 2022, respectively. The translation adjustment were losses of $1,995 and $19,535 for the nine months ended September 30, 2023 and 2022, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $15,635 on our foreign net assets as of September 30, 2023.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income (loss). To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $20,851 at September 30, 2023. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income (loss). During the three and nine months ended September 30, 2023, we recorded losses of $174 and $270, respectively, on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to losses of $257 and $54 for the nine months ended September 30, 2023 and 2022, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on Term SOFR plus a margin of 1.00% to 2.25% (1.625% at September 30, 2023), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of September 30, 2023, we had $216,052 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $116,052 of unhedged floating rate debt outstanding at September 30, 2023 would have approximately a $300 and $900 impact on our interest expense for the three and nine months ended September 30, 2023.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 22, 2023, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders (the “Sellers”) of Sierramotion Inc. pursuant to which the Company acquired all of the outstanding shares of Sierramotion Inc. Under the Purchase Agreement, a portion of the purchase price was in the form of equity consisting of 35,380 shares of Company common stock. The securities issued in connection with this transaction were issued by the Company to the Sellers in reliance upon on Section 4(a)(2) of the Securities Act. Each Seller represented that they are an “accredited investor” and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/23 to 07/31/23	—	$—	—	—
08/01/23 to 08/31/23	—	—	—	—
09/01/23 to 09/30/23	4,562	35.83	—	—
Total	4,562	$35.83	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2023, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended September 30, 2023.

Item 6. Exhibits

(a)	Exhibits

	3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)
	3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 23, 2023.)
	3.3	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed August 23, 2023.)
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 1, 2023	ALLIENT INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer