Form 10-K
period 2023-12-31
ALLIENT INC
filed 2024-03-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $546,737,334.

Number of shares of the only class of Common Stock outstanding: 16,593,329 as of March 5, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated into Part III.

Disclosure Regarding Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of weather, natural disaster, or pandemic-related events, including impacts of businesses’ and governments’ responses to such events on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel, and in particular those who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and the additional risk factors discussed under “Item 1A. Risk Factors” in Part I of this report. Actual results, events and performance may differ materially from the Company’s forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. Business.

OVERVIEW

Effective August 23, 2023, Allied Motion Technologies Inc. (“Allied Motion”) changed its name to Allient Inc. (“Allient” or the “Company”). In conjunction with the name change, Allient’s ticker symbol has changed from “AMOT” to “ALNT”. The name change reflects the Company’s commitment to and progress in transforming its business from a products-based business in motion control to a solutions-oriented company that addresses its customers’ requirements for Motion, Controls and Power technologies for a multitude of applications.

We are a global company that designs, manufactures and sells precision and specialty controlled motion components and systems used in a broad range of industries.  Our target markets include Industrial, Vehicle, Medical, and Aerospace & Defense (A&D). We are headquartered in Amherst, NY, and have global production operations and sell to markets across the United States, Canada, South America, Europe and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products and solutions include nano precision positioning systems, servo control systems, motion controllers, digital servo amplifiers and drives, brushless servo, torque, and coreless motors, brush motors, integrated motor-drives, gear motors, gearing, incremental and absolute optical encoders, active (electronic) and passive (magnetic) filters for power quality and harmonic issues, Industrial safety rated input/output Modules, Universal Industrial Communications Gateways, light-weighting technologies, and other controlled motion-related products.

Allient was established in 1962 under the laws of Colorado and operates in the United States, Canada, Mexico, Europe and Asia-Pacific. We are headquartered in Amherst, New York and the mailing address of our corporate headquarters is 495 Commerce Drive, Suite 3, Amherst, New York 14228. The telephone number at this location is (716) 242-8634. Our website is www.allient.com. We trade under the ticker symbol “ALNT” on the NASDAQ exchange.

The Company maintains a website at www.allient.com. We make available, free of charge on or through our website our annual reports on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

We have a Code of Ethics for our chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs. We also have a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on our website. We intend to disclose on our website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allient Inc., 495 Commerce Drive, Suite 3, Amherst, NY 14228-2313, Attention: Secretary.

Recent Events

In 2023 we refined our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls and Power. In addition, we are structuring our organization with focused market selling and support teams to increase solution sales opportunities under our new brand -Allient. This refined strategy is reflected in the change of our corporate name from Allied Motion Technologies Inc. to Allient Inc, short for Allied Nexus Technologies. Allient captures the opportunity that exists at the nexus of these three technology pillars and recognizes the unique capabilities the combination offers.

Beginning in 2022 and continuing into 2023, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also experienced the effect of a higher interest rate environment. Gross domestic product growth slowed throughout 2022 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. While gross domestic products began to rebound in 2023, the factors contributing to supply chain disruptions, labor shortages, and global inflation remained persistent into 2023, along with elevated geopolitical instability. There are varying degress of impact on our customers, and thus our business around the world, with Europe experiencing the greatest amount of stress in 2023.

The current geopolitical conflicts are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain, and certain customer ordering patterns. We are closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns and realize efficiencies. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

Changing order patterns, supply chain disruptions, and the evolution of our business have required us to carry larger inventories in 2023 and 2022 to meet the needs of our customers, especially as they return to a new normal after the disruptions caused by the COVID-19 pandemic. In addition, aerospace and defense customers ordering patterns continue to change quickly based on the geopolitical conflicts and sovereign governments priorities and budgets to address those conflicts.

RECENT ACQUISITIONS

Sierramotion: On September 22, 2023, the Company acquired 100% of the interest in Sierramotion Inc. (“Sierramotion”), a privately-owned company specializing in designing and engineering turn-key motion components and mechatronic (mechanical, electrical, and control) solutions for robotic, medical, industrial, defense, semiconductor, and other precision applications. Sierramotion has experience and know-how designing and applying products in electro-mechanical systems with moving magnets or moving coils for rotary, linear, and arc shaped applications. They provide customized design and integration capabilities, testing, performance simulations, prototype development, and low volume production for a variety of high precision and custom critical applications.

Airex, LLC: On June 17, 2022, the Company acquired 100% of the membership interests of Airex, LLC (“Airex”), a privately-owned New Hampshire headquartered developer of high precision electromagnetic products and solutions for the aerospace and defense, life sciences, semiconductor, and commercial industrial applications. Airex combines its patented winding technology with robotic manufacturing to produce linear motors – ironless and iron core, rotary motors, voice coils, wound electromagnetic components and sub-components. Airex expands the Company’s motor offerings as well as enhances its quality systems to support broad mission critical defense programs, as well as other high demanding industries such as life sciences and semiconductor. All operations of Airex were moved from New Hampshire to our Tulsa, Oklahoma facility in late 2023.

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

MARKETS AND APPLICATIONS

The Company’s growth strategy is focused on becoming the recognized leader in designing products and innovating controlled motion solutions in its selected target markets by further developing its products and service platform to utilize multiple Allient technologies to provide enhanced solutions, products, and value for its customers. Our strategy further defines Allient as being a “technology/know-how” driven company and to remain successful, the company continuously invests in its area of excellence.

This platform development emphasizes a combination of technologies to create enhanced products, solutions, and value to meet the emerging needs of the Company’s selected target markets.  The emphasis on new opportunities has driven the Company from being an individual component provider to becoming a solutions provider emphasizing the utilization of multiple Company technologies in a system solution approach.  In addition to enhanced products, solutions, and value for our customers, this approach is allowing the Company to improve margins. We expect our recent acquisitions will further drive our success. Our strong financial condition, along with Allient Systematic Tools (“AST”) continuous improvement initiatives in quality, delivery, and cost provide a positive outlook for the continued long-term growth and profitability of the Company.

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

OTHER FACTORS IMPACTING OUR OPERATIONS

Sales and Marketing

We design and develop our products within our Technology Centers and can manufacture these products and solutions in various facilities located in the United States, Canada, Mexico, Europe and Asia-Pacific. We also operate Allient Solution Centers that evaluate and focus all Allient products to create integrated controlled motion solutions for our customers. We sell our products and solutions globally to a broad spectrum of customers through our own direct sales force and authorized manufacturers’ representatives and distributors. Our customers include end users and original equipment manufacturers (“OEMs”).

Allient Organization:

The Company’s sales organization is focused on becoming the best sales and service force in its industry. Through the One Team approach for providing products and controlled motion solutions that best address customers’ needs, the Company has broadened the knowledge and skills of its direct sales force, while creating sales and service support in its Solution Centers. This enables the entire sales organization to be capable of selling all products designed, developed and produced by Allient globally. The Company’s primary channels to market include the direct sales force and external authorized Sales Representatives, Agents and Distributors that provide field coverage in Asia-Pacific, Europe, Canada, Israel and the Americas. While most of the Company’s sales are directly to OEMs, it has expanded its market reach through Distribution channels.

Allient Solution Centers:

Allient has Solution Centers in China, Europe and North America that enable the design and sale of individual component products as well as integrated controlled motion systems that utilize multiple Allient products and technologies. In addition to providing sales and applications support, the solution center function may include final assembly, integration and tests as required to support customers within their geographic region.

Sales Backlog:

Backlog as of December 31, 2023 was $276,093 compared with $330,078 as of December 31, 2022. Included in backlog as of December 31, 2023 is $2,344 from the acquisition completed in 2023. The decrease in our backlog is partially driven by the return of our customers to more normal ordering patterns subsequent to the disruptions in business and supply chains which occurred during the COVID-19 pandemic. The time to convert the majority of backlog to sales is approximately three to nine months. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales. We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame. There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Major Customers

Sales to one customer (Customer A) were 10% of total sales in 2023 and 11% of total sales in 2022 and to another customer (Customer B) were 12% of total sales in 2023. We believe the broad diversification of the target markets and customers we serve reduces our exposure to negative developments with any single customer.

Competitive Environment

Our products and solutions are sold into the global market with a large and diverse group of competitors that vary by product, geography, industry and application. The controlled motion market is highly fragmented with many competitors, some of which are substantially larger and have greater resources than Allient. We believe our competitive advantages include our electro-magnetic, mechanical and electronic controlled motion expertise, the breadth of our motor technologies and our ability to integrate these technologies with our encoders, gearing, power electronics, digital control technologies and network/feedback communications capabilities, as well as our global presence. Unlike many of our competitors, we are unique in our ability to provide custom-engineered controlled motion solutions that integrate the products we manufacture such as embedded or external electrical control solutions with our motors. We compete on technological capabilities, quality, reliability, service responsiveness, delivery speed and price. Our competitors include Ametek, Inc., Parker Hannifin Corporation, Regal Rexnord, and other smaller competitors.

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

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production while taking into account the potential for supply chain disruptions. We consider the component parts of our different product lines to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs under normal conditions. As discussed herein, because of the supply chain disruptions, we have experienced increased costs and have purposely increased certain inventories to manage global supply chain issues.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used. Our engineering and development expenditures for the years ended December 31, 2023 and 2022 were $41,665 and $38,561, respectively, or 7% and 8% of sales in 2023 and 2022, respectively. We believe E&D is critical to our ongoing success and expect to continue to invest at similar levels in the future. Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

Environmental Issues

On December 14, 2023, Allient published its inaugural Sustainability Report covering the Company’s fiscal year 2022. The report highlights Allient’s vision for and approach to corporate sustainability and details key initiatives it is undertaking in the areas of environmental stewardship, social responsibility and well-being, and corporate governance. The report outlines key achievements as well as disclosing key and pertinent data in alignment with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures reporting standards.

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

International Operations

Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located in North America, Europe, and Asia-Pacific. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted. The information required by this item is set forth in Note 14, Segment Information, of the notes to consolidated financial statements contained in Item 8 of this report.

Human Capital

Employment

At December 31, 2023, we employed 2,287 full-time employees worldwide. Of those, approximately 55% are located in North America, 35% are located in Europe and the remainder are located in Asia-Pacific. As of December 31, 2023, 18% of our total workforce were employed in engineering functions, demonstrating our commitment to invest significantly in engineering resources.

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

Diversity, Equity, and Inclusion

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in or necessary to conduct business. We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. All third parties contracted by the Company have been vetted and have significant reputations in the industry. As such, controls from the third party vendors have been deemed to be adequate prior to any goods or services having been provided. The data we store, and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our technology systems and data. In addition, the laws and regulations governing security of data on IT systems are evolving and adding another layer of complexity in the form of new requirements. In the past, we have had cybersecurity incidents and we have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts to evaluate and test our systems, employee training and security policies for employees and third-party providers.

The frequency and the techniques used in these attacks have increased significantly and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect our IT systems and data will increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches (including ransomware, denial-of-service attacks, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data) and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, ransom payments, litigation and regulatory actions.

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

Over the last three years, the Company has experienced one known information security breach, in connection with a ransomware incident that occurred in June 2021. Costs incurred related to the information security breach did not have a material adverse effect on our results of operations in the years ended December 31, 2023, 2022, and 2021. However, as cybersecurity incidents continue to increase in scope, complexity, and frequency, we may be unable to prevent a significant incident in the future which may materially impact our results of operations. The Company regularly undertakes audits and evaluations (including to the National Institute of Standards and Technology (NIST) SP 800-171 standards) and enhances its security framework based upon the results of those audits and evaluations. For new associates, and on an annual basis therefore the Company requires associates to take security awareness training and has an on-going phishing recognition training and testing programs.

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

We have experienced capacity constraints and longer lead times for certain products and solutions in times of growing demand and have also experienced idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity, and with the support of sufficiently skilled and cost-effective labor, to a level that meets demand for our products and solutions, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

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

Volatility in the supply and cost for energy exists in the locations where we operate, particularly Europe and China. As Europe continues to face impacts from the conflicts in the middle east and in Ukraine and sanctions between the European Union and Russia, there are concerns about the availability and costs related to providing resources to meet the energy needs of Europe. Should these energy needs not be met, there are risks that the European operations of the Company may experience uncertainties related to the availability and cost of such resources. At times, China has experienced energy shortages, and has, in the past, resorted to rolling blackouts. Although these blackouts have not materially impacted on our operations, it remains a risk we may face in the future.

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

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquire it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial results.

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

We provide health benefits to many of our employees and the costs of providing such benefits continue to increase annually. The amount of any increase or decrease in the cost of Company-sponsored health plans will depend on a number of different factors including new governmental regulations mandating types of coverage and reporting and other requirements.

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

We are subject to a variety of litigation and other legal and regulatory proceedings in the normal course of our business that could adversely affect our financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Allient has processes in place to assess, identify, and manage material risks from cybersecurity threats. We regularly undertake audits and evaluations (including to the National Institute of Standards and Technology (NIST) SP 800-171 standards) and enhance our security framework based upon the results of those audits and evaluations. For new associates, and on an annual basis thereafter, we require associates to take security awareness training and conduct on-going phishing recognition training and testing programs.

We have integrated cybersecurity risk management into our enterprise risk management program, and our management, lead by our Global Information Technology Director, regularly review cybersecurity risks. We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in, or necessary, to conduct business. We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business.

Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our technology systems and data. In addition, the laws and regulations governing security of data on IT systems is evolving and adding another layer of complexity in the form of new requirements.

Over the last three years, we have experienced one known information security breach, in connection with a ransomware incident that occurred in June 2021. Costs incurred related to the information security breach did not have a material adverse effect on our results of operations in the years ended December 31, 2023, 2022, and 2021. However, as cybersecurity incidents continue to increase in scope, complexity, and frequency, we may be unable to prevent a significant incident in the future which may materially impact our results of operations.

Our cybersecurity program engages third parties when necessary. In the past, we have had cybersecurity incidents and we have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts to evaluate and test our systems, employee training and security policies for employees and third-party providers. All third parties that we use have been vetted and have significant reputations in the industry. As such, controls from the third-party vendors have been deemed to be adequate prior to any goods or services having been provided.

Cybersecurity Governance

Management is responsible for the development of all cybersecurity programs, including the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Board receives quarterly reports regarding the overall cybersecurity risk management process. The Board and Audit Committee are responsible for information security oversight. Two members of the Company’s Board have relevant information security and cybersecurity experience. As part of their oversight, senior leadership meets with the Audit Committee at least annually to discuss information security and cybersecurity matters.

For additional information regarding risks related to information technology and cybersecurity, as well as governance related to managing such risks - see also Item 1.A: Risk Factors.

Item 2. Properties.

As of December 31, 2023, the Company occupies facilities as follows:

		Approximate
		Square	Owned
Description / Use	Location	Footage	Or Leased
Corporate headquarters and manufacturing facility	Amherst, New York	21,300	Leased
Office and manufacturing facility	Arvada, Colorado	15,000	Leased
Office and manufacturing facility	Bellevue, Washington	30,000	Leased
Office and manufacturing facility	Camarillo, California	14,500	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office	Christchurch, New Zealand	27,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office and manufacturing facility	Germantown, Wisconsin	99,000	Leased
Office and manufacturing facilities	Kelheim, Germany	154,000	Leased
Office	Kidderminster, Great Britain	6,200	Leased
Office and manufacturing facility	London, Ontario, Canada	48,500	Leased
Office and manufacturing facility	Loomis, California	3,600	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office	Oakville, Ontario, Canada	3,500	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	53,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Rochester, New York	15,000	Leased
Office	Roseville, Michigan	5,300	Leased
Office and manufacturing facility	Stockholm, Sweden	25,000	Leased
Office and manufacturing facility	Suzhou, China	41,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	172,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allient’s common stock is listed on the Nasdaq Global Market System and trades under the symbol ALNT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 5, 2024 was 218.

Dividends

During 2023 and 2022, we declared regular quarterly cash dividends on our common stock. We paid $0.025 in the first quarter of 2023 and $0.03 in the second, third, and fourth quarter of 2023, and $0.025 in each quarter of 2022. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and our custom Peer Group for a $100 investment made on December 31, 2018, including reinvestment of any dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Allient Inc.	$100.00	$108.87	$115.09	$123.60	$118.28	$103.00
NASDAQ (U.S.)	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Peer Group	$100.00	$118.97	$145.25	$168.68	$142.55	$199.73

The Peer Group in the above graph includes the following stocks: LSI Industries, Moog, Inc., Onto Innovation, Preformed Line, Proto Labs, Inc., Helios Tech Inc., Thermon Group, Altra Industrial Motion, Astronics Corporation, Aeroenvironment, Columbus McKinnon, Franklin Electric, and Novanta, Inc.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
10/01/23 to 10/31/23	—	$—	—	—
11/01/23 to 11/30/23	385	26.19	—	—
12/01/23 to 12/31/23	8,868	29.15	—	—
Total	9,253	$29.02	—	—

(1)   As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At December 31, 2023, the Company did not have an authorized stock repurchase plan in place.

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

Financial Overview

Highlights for our fiscal year ended December 31, 2023, include:

●	Revenue was $578,634 for 2023 compared with $502,988 in 2022. The increase in revenues reflects the economic growth and increases in demand from many of our served markets. Certain markets, primarily Industrial, experienced supply-chain constraints in the prior year period impacting customer order patterns and lead times, which began to normalize in 2023. The acquisitions completed in 2022 and 2023 contributed an incremental $10,057 of revenues in 2023. Sales to U.S. customers were 59% of total sales for 2023 and 58% for 2022, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific.
●	Gross profit was $183,683 for 2023, a 17% increase from $157,259 in 2022. As a percentage of revenue, gross margin increased 40 basis points to 31.7% in 2023 from 31.3% in 2022. The gross margin increase was largely driven by volume increases of higher margin products primarily in our Industrial and A&D markets compared to lower volumes of pandemic related Medical market products with lower margins, combined with pricing and margin accretive acquisitions. The margin expansion continues to be muted, to some extent, by higher material and labor costs as well as costs associated with addressing the challenging global supply chain environment to meet the needs of our customers.
●	Operating income was $42,314 for 2023 compared with $31,656 for 2022, or 7.3% and 6.3% of revenue in 2023 and 2022, respectively.
●	Net income was $24,097 for 2023, or $1.48 per diluted share, compared with $17,389, or $1.09 per diluted share, for 2022. Net income was 39% higher in 2023 compared to 2022, and earnings per diluted share increased by 36% as compared to 2022.
●	Bookings were $520,275 for 2023 compared with $566,226 for 2022, a decrease of 8%. Decreases in bookings are primarily due to a normalization of customer order patterns as lead times are reducing due to improvement in the global supply chain environment, and, to a lesser extent, economic softening in some European markets. Backlog as of December 31, 2023 was $276,093, a decrease of 16% from $330,078 at year end 2022. Included in backlog as of December 31, 2023 is $2,344 contributed by the 2023 business acquisition.

●	Debt of $218,402, net of cash of $31,901, decreased by $18,339 to $186,501 at December 31, 2023 from debt of $235,454, net of cash of $30,614 of $204,840 at December 31, 2022, primarily as a result of payments made on debt from cash flows generated by operations, offset in part by borrowings to fund acquisition activities and capital expenditures.
●	We declared and paid a dividend of $0.025 in the first quarter of 2023 and $0.03 in each of the second, third, and fourth quarters of 2023 and declared and paid a dividend of $0.025 in each quarter of 2022 pursuant to our quarterly dividend program. Dividends to shareholders for 2023 and 2022 were $0.115 and $0.10 per share, respectively. The dividend payout ratio was 8% and 9% for 2023 and 2022, respectively when compared with the diluted earnings per share of $1.48 and $1.09, respectively.

We remain focused on executing our strategy for growth while streamlining the organization and emphasizing continuous improvement in quality, delivery, cost and innovation as we drive the One Allient approach and expand our value proposition for our customers. Solid strides continue to be made with our multi-product, fully integrated solutions that are leading to increased business. Also, we continue to build a pipeline of exciting market-based application opportunities. Sales cycles are long and the time from being selected for the solution development to full rate production can be longer, yet we believe we continue to build a scalable foundation which can deliver strong returns on those investments.

Our Strategy

Our growth strategy is focused on becoming a leading global controlled motion solution provider in our selected target markets by further developing our products and services platform to utilize multiple Allient technologies which create increased value solutions for our customers. Our strategy further defines Allient as being a “technology/know-how” driven company and to be successful, we continue to invest in our areas of excellence.

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

One of these initiatives includes product line platform development and rationalization to meet the emerging needs of our target markets. Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers while seeking operating efficiencies. The emphasis on new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple Allient technologies in a system solution approach. We believe this approach will allow us to provide increased value to our customers and improved margins for our Company and are demonstrated in our acquisitions completed in 2023 and 2022. Our strong financial condition, along with AST continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long-term growth of our Company.

Outlook for 2024

In recent years, we navigated a difficult environment related to the COVID-19 pandemic, while advancing our strategic priorities and delivering solid results. We experienced record orders in 2023, reflecting increases in our Industrial and Vehicle markets. This demand, combined with supply chain constraints, resulted in some inefficiencies and additional costs as our teams worked hard to support and meet customer demand and schedules.

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

In 2024, we will focus on leveraging our resources to expand our business in our selected target markets. In addition, we will continue to execute the ongoing critical issues as defined by our Board approved strategy.

The critical issues from that strategy include:

1)	Further develop our structure to Win within our selected target markets and customers
2)	Improve speed of play in all areas of our business through process improvement
3)	Strengthen our balance sheet by improving working capital turns and driving margin improvement.

Allient is an applied technology/know-how motion company, and to grow, we will continue to invest in the technical resources to ensure we can move forward with our mantra to “create controlled motion solutions that change the game” and to meet the emerging needs of our customers in our served market segments. We anticipate that our investment in these key resources will continue to drive our growth now and in the future. We expect to continue the shift from being a component supplier to a more complete solutions provider, along with the application of AST, to drive cost reduction.

Our global production footprint provides us with the opportunity to be a value added supplier for global companies who require support around the world. We will continue to evaluate and find areas to leverage our current manufacturing and sales footprint to drive sales and improve efficiencies.

In addition to our strategy described above, time and resources have been spent during 2023 to further understand the ESG ecosystem and developments impacting stakeholder expectations and assess our performance. The Company has a number of initiatives focused on individual components of ESG, and, under the oversight of the Board of Directors, is continuing to integrate ESG with our broader strategy and Enterprise Risk Management (ERM). The strategy will include looking to further enhance the Company’s ability to meet ongoing and emerging challenges, including the impacts of the COVID-19 pandemic.

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

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2023, we have $117,686 of inventory recorded on our consolidated balance sheet, representing approximately 20% of total assets. A 1% write-down of our inventory would decrease our 2023 net income by approximately $900, or $0.05 per diluted share.

Evaluation of Goodwill for impairment

We test the reporting unit’s goodwill for impairment as of October 31st of each fiscal year and between annual tests if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying value. In conducting this annual impairment test, we may first perform a qualitative assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value. If we determine that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed a qualitative assessment of our single reporting unit as of October 31, 2023. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of our reporting unit. The assessment indicated that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount, and as such, a quantitative assessment was not performed.

We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. As of December 31, 2023, we have $131,338 of goodwill recorded on our consolidated balance sheet, representing approximately 22% of total assets. A 1% write-down of our goodwill would decrease our 2023 net income by approximately $1,000, or $0.06 per diluted share.

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

Operating Results

The following discussion is a comparison between fiscal year 2023 and fiscal year 2022 results. For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 7, 2023.

Year 2023 compared to 2022

	For the year ended		2023 vs. 2022
	December 31,		Variance
(Dollars in thousands, except per share data)	2023	2022	$	%
Revenues	$578,634	$502,988	$75,646	15%
Cost of goods sold	394,951	345,729	49,222	14%
Gross profit	183,683	157,259	26,424	17%
Gross margin percentage	31.7%	31.3%
Operating costs and expenses:
Selling	24,713	21,877	2,836	13%
General and administrative	58,403	50,677	7,726	15%
Engineering and development	41,665	38,561	3,104	8%
Business development	4,275	3,319	956	29%
Amortization of intangible assets	12,313	11,169	1,144	10%
Total operating costs and expenses	141,369	125,603	15,766	13%
Operating income	42,314	31,656	10,658	34%
Interest expense	12,383	7,692	4,691	61%
Other expense, net	231	283	(52)	(18)%
Total other expense, net	12,614	7,975	4,639	58%
Income before income taxes	29,700	23,681	6,019	25%
Income tax provision	(5,603)	(6,292)	689	(11)%
Net income	$24,097	$17,389	$6,708	39%

Effective tax rate	18.9%	26.6%
Diluted earnings per share	$1.48	$1.09	$0.39	36%
Bookings	$520,275	$566,226	$(45,951)	(8)%
Backlog	$276,093	$330,078	$(53,985)	(16)%

REVENUES: The increase in revenues in 2023 reflects improved sales in certain markets we serve, specifically Industrial and A&D. The increase reflects the economic recovery and the increases in demand from many of our served markets, as certain markets continued to experience supply chain constraints in the prior year period impacting customer order patterns and lead times. Our sales for 2023 were comprised of 59% to U.S. customers and 41% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 15% volume increase and a minimal foreign currency impact. The acquisitions completed in 2022 and 2023 contributed an incremental $10,057 of revenues in 2023. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 8% decrease in orders in 2023 compared to 2022 is due to an 8% decrease in volume with minimal foreign currency impact. Decreases in bookings are primarily due to a normalization of customer order patterns as lead times are reducing due to improvement in the global supply chain environment and, to a lesser extent, economic softening in some European markets. The acquisitions completed in 2022 and 2023 contributed an incremental $7,380 of orders in 2023. The decrease in backlog as of December 31, 2023, compared to December 31, 2022 includes incremental backlog of $2,344 from the acquisition that was completed during 2023.

GROSS PROFIT AND GROSS MARGIN: Gross margins improved to 31.7% for 2023, compared to 31.3% for 2022. The increase in gross margin percentage was largely driven by volume increases of higher margin products primarily in our Industrial and A&D markets combined with pricing and margin accretive acquisitions. The margin expansion continues to be muted, to some extent, by the continued increases in material and labor costs..

SELLING EXPENSES: Selling expenses increased 13% during 2023 compared to 2022 primarily due to sales commissions related to the revenue growth as well as increased costs in connection with our acquisitions. Selling expenses as a percentage of revenues were comparable at 4% during 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 15% during 2023 compared to 2022 due primarily to incentive compensation-related expenses due to current year Company performance and increased costs in connection with our acquisitions. As a percentage of revenues, general and administrative expenses were comparable at 10% in both 2023 and 2022.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 8% in 2023 compared to 2022. The increase is primarily due to the continued ramp up of development projects to meet the future needs of target markets and supporting growing customer application development needs, as well as increased costs in connection with our acquisitions. As a percentage of revenues, engineering and development expenses were 7% and 8% for the years ended December 31, 2023 and 2022, respectively.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in 2023 compared to 2022 is largely due to fair value changes of contingent consideration of $1.9 million related to acquisitions, manufacturing footprint rationalization, and costs incurred due to current period acquisition activities, offset by lower acquisition-related costs in 2023.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased 10% in 2023 compared to 2022, due to the inclusion of the full year of intangible asset amortization of the 2022 acquisitions and, to a lesser extent, the incremental intangible asset amortization from the 2023 acquisition.

INTEREST EXPENSE: Interest expense increased by 61% in 2023 compared to 2022 primarily due to higher interest rates, offset in part by the impact of interest rate swaps.

INCOME TAXES: For 2023 and 2022, the effective income tax rate was 18.9% and 26.6%, respectively. The effective rate differs from the statutory rate primarily due to state income taxes, the impact of foreign tax provisions in the U.S., foreign tax rate differences, Section 162(m) compensation limits, and the benefit of Research and Development tax credits and incentives. The effective tax rate for 2023 was lower than the effective tax rate for 2022 primarily due to increases in certain credits and incentives, the realization of certain deferred income tax assets that had been reserved in prior years, as well as the impact of the mix of foreign and domestic income.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during 2023 compared to 2022, primarily due to operating income increases, reflecting increased revenues and higher gross margin, partially offset by an increase in operating expenses and interest expense.

Adjusted net income for the years ended December 31, 2023 and 2022 was $37,458 and $29,971, respectively. Adjusted diluted earnings per share for 2023 and 2022 were $2.30 and $1.88, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $67,151 for 2023 compared to $56,859 for 2022. Adjusted EBITDA was $77,184 and $65,549 for 2023 and 2022, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Organic growth, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under GAAP.

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

The Company’s calculation of organic growth for 2023 is as follows:

Year ended
December 31, 2023
Revenue increase over prior year	15.0%
Less: Impact of acquisitions and foreign currency	1.9
Organic growth	13.1%

The Company’s calculation of EBITDA and Adjusted EBITDA for 2023 and 2022 is as follows (in thousands):

	Year ended
	December 31,
	2023	2022
Net income as reported	$24,097	$17,389
Interest expense	12,383	7,692
Provision for income tax	5,603	6,292
Depreciation and amortization	25,068	25,486
EBITDA	67,151	56,859
Stock-based compensation expense	5,477	5,073
Business development costs	4,275	3,319
Foreign currency loss	281	298
Adjusted EBITDA	$77,184	$65,549

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2023 and 2022 is as follows (in thousands, except per share data):

	For the year ended
	December 31,
		Per diluted		Per diluted
	2023	share	2022	share
Net income as reported	$24,097	$1.48	$17,389	$1.09
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	9,752	0.60	9,812	0.62
Foreign currency loss – net	223	0.01	228	0.01
Business development costs – net	3,386	0.21	2,542	0.16
Non-GAAP adjusted net income and adjusted diluted earnings per share	$37,458	$2.30	$29,971	$1.88

(1)	Applies a blended federal, state, and foreign tax rate of approximately 21% in 2023 and 23% in 2022 applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $1,287 to a balance of $31,901 at December 31, 2023 from 2022.

	Year Ended December 31,		2023 vs. 2022
(in thousands):	2023	2022	$
Net cash provided by operating activities	$45,038	$5,596	$39,442
Net cash used in investing activities	(22,607)	(60,011)	37,404
Net cash (used in) provided by financing activities	(21,317)	63,605	(84,922)
Effect of foreign exchange rates on cash	173	(1,039)	1,212
Net increase in cash and cash equivalents	$1,287	$8,151	$(6,864)

Of the $31,901 cash and cash equivalents on hand at December 31, 2023, $20,704 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated to the U.S.

During 2023, the cash provided by operating activities increased from 2022 primarily due to increases in net income, adjusted for non-cash items, as well as improvements in working capital, most notably receivables and inventories, due to improvement in 2023 of supply chains as inventories had been significantly impacted by supply chain disruptions during 2022.

The cash used in investing activities in 2023 decreased as compared with 2022, due to less acquisition activity and, to a lesser extent, timing of capital expenditures. The Company expects 2024 capital expenditures to be approximately $16,000 to $20,000.

Cash used in financing activities in 2023 as compared to cash provided from financing activities in 2022 reflects the increase in debt payments made during 2023 due to cash generated from operations, as well as lower debt borrowings due to less acquisition activity as compared to 2022. The 2023 activity includes Amended Revolving Facility borrowings of $7,000 to fund business acquisition activity in the third quarter of 2023, as compared to the $71,000 to fund the three acquisitions in the second quarter of 2022 and, to a lesser extent, inventory requirements during uncertain supply chain environments in 2022. Debt payments of $28,395 and $7,585 were made during 2023 and 2022, respectively. At December 31, 2023, the Company had $210,120 of obligations under the Amended Revolving Facility, excluding deferred financing costs.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.5 to 1.0 ratio; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2023 as well as at each quarter end during 2023.

As of December 31, 2023, the unused Amended Revolving Facility was $69,880. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in February 2025.

There were no borrowings under the China Facility during 2023 or 2022. The Company closed the China Facility during 2023.

The Company declared dividends, in total, of $0.115 and $0.10 per share during 2023 and 2022, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement (refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for definition and terms).

We believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and amending our revolving credit facility leaves us well-positioned to manage our business. We continually assess our liquidity and cash positions taking geopolitical and other uncertainties into consideration. Based on our analysis, we believe our existing balances of cash, our currently anticipated operating cash flows, and our available financing under agreements in place will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $19,175 on our 2023 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations decreased sales in 2023 compared to 2022 by approximately $258.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive (loss) income. The translation adjustment was a gain of $3,669 and a loss of $9,516 for the years ended December 31, 2023 and 2022, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $16,280 on our foreign net assets as of December 31, 2023.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, Canadian Dollar, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $22,193 and $18,981 at December 31, 2023 and 2022, respectively. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. During the years ended December 31, 2023 and 2022, we recorded losses of $115 and $1,109, respectively, which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net. Net foreign currency transaction gains and losses included in total other expense (income), net amounted to a loss of $281 and a gain of $298 in 2023 and 2022, respectively.

Interest Rates

Interest rates on our Amended Credit Agreement are based on Term SOFR plus a margin of 1.00% to 2.25% (1.625% at December 31, 2023), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In February 2017, the Company entered into three interest rate swaps with a combined notional amount of $40,000 that matured in February 2022. In March 2020, the Company entered into two additional interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of December 31, 2023, we had $210,120 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $110,120 of unhedged floating rate debt outstanding at December 31, 2023 would have an impact of approximately $1,101 on our interest expense for 2023.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allient Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allient Inc. and subsidiaries (formerly Allied Motion Technologies Inc. and subsidiaries) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventories—Refer to Note 1 to the financial statements

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

We identified the estimate of obsolete or excess inventory, as well as inventory that is not of saleable quality, as a critical audit matter because of the significant amount of judgment required by management when evaluating the assumptions for item specific estimates about the timing or level of demand for a specific part. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the item specific estimates about the timing or level of demand for a specific part.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of obsolete or excess inventory, as well as inventory that is not of saleable quality, included the following, among others:

●	We tested the effectiveness of internal controls over management’s review of the periodic calculation of the valuation for obsolete or excess inventory, as well as inventory that is not of saleable quality.
●	We tested management’s process for determining the valuation of inventory, including:
–	We evaluated the appropriateness of specified inputs supporting management’s estimate, including the historic inventory trends and the forecasts.
–	We evaluated whether the appropriateness of management’s methodology and assumptions used in developing the estimate are reasonable and consistent with the nature of the inventory, including the evaluation of item specific estimates about the timing or level of demand for a specific part.
–	We evaluated management’s ability to accurately estimate obsolete or excess inventory, as well as inventory that is not of saleable quality by comparing actual results to management’s historical estimates.
–	We considered events and trends discussed in industry and analyst reports and disclosed in recent press releases from the Company’s major customers (including financial information) when evaluating the reasonableness of their assumptions. In addition, we also considered any changes within the business, including restructuring events and strategic changes.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 5, 2024

We have served as the Company’s auditor since 2018.

ALLIENT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$31,901	$30,614
Trade receivables, net of provision for credit losses of $1,240 and $1,192 at December 31, 2023 and December 31, 2022, respectively	85,127	76,213
Inventories	117,686	117,108
Prepaid expenses and other assets	13,437	12,072
Total current assets	248,151	236,007
Property, plant, and equipment, net	67,463	68,640
Deferred income taxes	7,760	4,199
Intangible assets, net	111,373	119,075
Goodwill	131,338	126,366
Operating lease assets	24,032	22,807
Other long-term assets	7,425	11,253
Total Assets	$597,542	$588,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,129	$39,467
Accrued liabilities	56,488	48,121
Total current liabilities	95,617	87,588
Long-term debt	218,402	235,454
Deferred income taxes	4,337	6,262
Pension and post-retirement obligations	2,679	3,009
Operating lease liabilities	19,532	18,795
Other long-term liabilities	5,400	21,774
Total liabilities	345,967	372,882
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,308 and 15,978 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	95,937	83,852
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	165,813	143,576
Accumulated other comprehensive loss	(10,175)	(11,963)
Total stockholders’ equity	251,575	215,465
Total Liabilities and Stockholders’ Equity	$597,542	$588,347

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenues	$578,634	$502,988	$403,516
Cost of goods sold	394,951	345,729	282,460
Gross profit	183,683	157,259	121,056
Operating costs and expenses:
Selling	24,713	21,877	17,249
General and administrative	58,403	50,677	42,419
Engineering and development	41,665	38,561	27,818
Business development	4,275	3,319	1,299
Amortization of intangible assets	12,313	11,169	6,245
Total operating costs and expenses	141,369	125,603	95,030
Operating income	42,314	31,656	26,026
Other expense, net:
Interest expense	12,383	7,692	3,236
Other expense (income), net	231	283	(323)
Total other expense, net	12,614	7,975	2,913
Income before income taxes	29,700	23,681	23,113
Income tax (provision) benefit	(5,603)	(6,292)	981
Net income	$24,097	$17,389	$24,094
Basic earnings per share:
Earnings per share	$1.51	$1.13	$1.67
Basic weighted average common shares	15,963	15,448	14,413
Diluted earnings per share:
Earnings per share	$1.48	$1.09	$1.66
Diluted weighted average common shares	16,272	15,951	14,517
Net income	$24,097	$17,389	$24,094
Other comprehensive income (loss):
Foreign currency translation adjustment	3,669	(9,516)	(7,193)
Change in accumulated (loss) income on derivatives, net of tax	(2,131)	5,376	1,618
Pension adjustments, net of tax	250	269	770
Comprehensive income	$25,885	$13,518	$19,289

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
				Foreign Currency	Accumulated		Total
			Retained	Translation	income (loss) on	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Earnings	Adjustments	derivatives	Adjustments	Equity
Balances, December 31, 2020	14,632	$41,278	$105,065	$(216)	$(1,438)	$(1,633)	$143,056
Stock transactions under employee benefit stock plans	32	988					988
Issuance of restricted stock, net of forfeitures	96	102					102
Share issuance in connection with acquisitions	653	23,496					23,496
Stock compensation expense		4,161					4,161
Shares withheld for payment of employee payroll taxes	(52)	(1,928)					(1,928)
Comprehensive (loss) income				(7,193)	2,110	997	(4,086)
Tax effect					(492)	(227)	(719)
Net income			24,094				24,094
Dividends to stockholders - $0.095 per share			(1,402)				(1,402)
Balances, December 31, 2021	15,361	68,097	127,757	(7,409)	180	(863)	187,762
Stock transactions under employee benefit stock plans	36	1,217					1,217
Issuance of restricted stock, net of forfeitures	168	(5)					(5)
Share issuance in connection with acquisitions	463	11,103					11,103
Stock compensation expense		5,073					5,073
Shares withheld for payment of employee payroll taxes	(50)	(1,633)					(1,633)
Comprehensive (loss) income				(9,516)	7,089	361	(2,066)
Tax effect					(1,713)	(92)	(1,805)
Net income			17,389				17,389
Dividends to stockholders - $0.10 per share			(1,570)				(1,570)
Balances, December 31, 2022	15,978	83,852	143,576	(16,925)	5,556	(594)	215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	107	129					129
Share issuance in connection with acquisitions	250	7,329					7,329
Stock compensation expense		5,477					5,477
Shares withheld for payment of employee payroll taxes	(58)	(2,096)					(2,096)
Comprehensive income (loss)				3,669	(2,879)	333	1,123
Tax effect					748	(83)	665
Net income			24,097				24,097
Dividends to stockholders - $0.115 per share			(1,860)				(1,860)
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$24,097	$17,389	$24,094
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,068	25,486	18,107
Deferred income taxes	(5,036)	(3,722)	(6,135)
Provision for excess and obsolete inventory	2,487	1,628	534
Stock-based compensation expense	5,477	5,073	4,161
Debt issue cost amortization recorded in interest expense	300	202	141
Other	1,424	393	415
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(5,568)	(22,202)	(170)
Inventories	(1,781)	(27,800)	(22,874)
Prepaid expenses and other assets	1,324	887	(3,670)
Accounts payable	(935)	2,791	8,293
Accrued liabilities	(1,819)	5,471	2,506
Net cash provided by operating activities	45,038	5,596	25,402

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(11,004)	(44,101)	(47,254)
Purchase of property and equipment	(11,603)	(15,910)	(13,716)
Net cash used in investing activities	(22,607)	(60,011)	(60,970)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	11,000	74,731	51,379
Principal payments of long-term debt and finance lease obligations	(28,395)	(7,585)	(12,248)
Payment of debt issuance costs	—	(391)	—
Dividends paid to stockholders	(1,826)	(1,536)	(1,371)
Tax withholdings related to net share settlements of restricted stock	(2,096)	(1,614)	(1,928)
Net cash (used in) provided by financing activities	(21,317)	63,605	35,832
Effect of foreign exchange rate changes on cash	173	(1,039)	(932)
Net increase (decrease) in cash and cash equivalents	1,287	8,151	(668)
Cash and cash equivalents at beginning of period	30,614	22,463	23,131
Cash and cash equivalents at end of period	$31,901	$30,614	$22,463

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$7,329	$11,103	$23,496
Property, plant and equipment purchases in accounts payable or accrued expenses	$1,427	$620	$835

See accompanying notes to consolidated financial statements.

ALLIENT INC.

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

The Company is engaged in the business of designing, manufacturing, and selling precision motion, control, power and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

For business combinations, net assets acquired, and liabilities assumed are recorded at their estimated fair values.

Cash and Cash Equivalents

Cash and cash equivalents include instruments which are readily convertible into cash (original maturities of three months or less) and which are not subject to significant risk of changes in interest rates.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future. Activity in the provision for credit losses for 2023 and 2022 was as follows (in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$1,192	$506
Additional reserves	267	803
Write-offs	(225)	(107)
Effect of foreign currency translation	6	(10)
Ending balance	$1,240	$1,192

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31, 2023	December 31, 2022
Parts and raw materials	$87,381	$89,100
Work-in-process	11,456	11,686
Finished goods	18,849	16,322
	$117,686	$117,108

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

		December 31,	December 31,
	Useful lives	2023	2022
Land		$973	$965
Building and improvements	5 - 39 years	26,201	25,093
Machinery, equipment, tools and dies	3 - 15 years	99,711	89,144
Construction in progress		9,300	14,197
Furniture, fixtures and other	3 - 10 years	24,439	22,461
		160,624	151,860
Less accumulated depreciation		(93,161)	(83,220)
Property, plant, and equipment, net		$67,463	$68,640

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

Depreciation expense was $12,755, $12,676 and $11,862 in 2023, 2022 and 2021, respectively.

Intangible Assets

Intangible assets, other than goodwill, are initially recorded at fair value and are amortized over their estimated useful lives using an accelerated or straight-line method which approximates the pattern of expected cash flows over the remaining useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, on an annual basis and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are recorded at their carrying amounts if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets. The Company did not record any impairment charges for the years ended December 31, 2023, 2022 or 2021.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.

Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. The Company has defined one reporting unit that is the same as its operating segment. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.

ALLIENT INC.

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

At October 31, 2023, the Company performed its annual goodwill impairment test and determined, after performing a qualitative test of the reporting unit, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed. The Company did not record any goodwill impairment charges for the years ended December 31, 2023, 2022 or 2021.

Other Long-Term Assets

Other long-term assets include the noncurrent portion of interest rate derivatives of $2,177 that the Company has entered into in response to the variable interest rate exposure on long-term debt, as well as securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company. These items are accounted for at fair value on a recurring basis. Any changes in value are included in net income in the Company’s consolidated statements of income and comprehensive income.

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

Changes in the Company’s reserve for product warranty claims during 2023, 2022 and 2021 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021
Beginning balance	$2,160	$1,869	$1,571
Warranty reserves acquired	—	45	15
Provision	(296)	(66)	543
Warranty expenditures	243	409	(204)
Effect of foreign currency translation	32	(97)	(56)
Ending balance	$2,139	$2,160	$1,869

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Compensation and fringe benefits	$17,251	$15,818
Accrued business acquisition consideration	12,638	12,500
Warranty reserve	2,139	2,160
Income taxes payable	2,483	3,934
Operating lease liabilities – current	5,142	4,224
Finance lease obligations – current	412	377
Contract liabilities	2,137	4,807
Contingent consideration – current	7,720	—
Other accrued expenses	6,566	4,301
	$56,488	$48,121

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included in accumulated other comprehensive loss, a component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity. Revenue and expense transactions use an average rate prevailing during the month of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of each of the operating locations are included in the other expense (income), net as incurred.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Basic weighted average shares outstanding	15,963	15,448	14,413
Dilutive effect of potential common shares	309	503	104
Diluted weighted average shares outstanding	16,272	15,951	14,517

For 2023, 2022 and 2021, the anti-dilutive common shares excluded from the calculation of diluted income per share were 22,000, 15,000, and 2,000, respectively.

Comprehensive Income

The Company’s comprehensive income as reported in the Consolidated Statements of Income and Comprehensive Income includes net income, foreign currency translation adjustments, the net change in cash flow hedges, net of tax, and defined benefit plan liability adjustments, net of tax. The Consolidated Statements of Income and Comprehensive Income and Note 13, Accumulated Other Comprehensive Income, contain additional information on the computation of the Company’s comprehensive income.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2023 and 2022, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,859	$—	$—
Deferred compensation plan assets	4,305	—	—
Foreign currency hedge contracts	—	54	—
Interest rate swaps, net	—	4,431	—
Contingent consideration	—	—	(7,990)

	December 31, 2022
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,324	$—	$—
Deferred compensation plan assets	3,870	—	—
Foreign currency hedge contracts	—	48	—
Interest rate swaps, net	—	7,236	—
Contingent consideration	—	—	(4,100)

The contingent consideration fair value measurement represents amounts in connection with the acquisitions of Sierramotion, which has a maximum amount of $2,000, and ALIO, which does not have a maximum amount. The measurements are based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The contingent consideration at December 31, 2023 for the acquisition of Sierramotion consists of Company stock and was paid in January 2024 at the maximum amount of $2,000. The contingent consideration at December 31, 2023 for the acquisition of ALIO is paid 50% in Company stock and 50% cash, the current portion of which was $5,720 and has been paid in February 2024. Changes to contingent consideration since December 31, 2022 include a $2,000 increase due to the acquisition of Sierramotion in the current period and an increase of $1,890, which is included in business development in the consolidated statements of income and comprehensive income, of the estimated fair value of the ALIO contingent consideration related to updated inputs to the timing of anticipated earnings of the acquired entity. Of the total contingent consideration payable as of December 31, 2023, $7,720 was paid in January and February 2024 and is included in accrued liabilities and $270 is payable, if earned, in the first half of 2025 and included in other long-term liabilities on the consolidated balance sheet as of December 31, 2023. Contingent consideration of $4,100 is included in other long-term liabilities as of December 31, 2022.

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

ALLIENT INC.

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

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits and incentives become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

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

Concentration of Credit Risk

Trade receivables subject the Company to the potential for credit risk. To reduce this risk, the Company performs evaluations of its customers’ financial condition and creditworthiness at the time of sale, and updates those evaluations when necessary. See Note 14, Segment Information, for additional information regarding customer concentration.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recent Accounting Developments - Not Yet Adopted

In November 2023, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU relates to required disclosures of certain information about reportable segments. The update adds additional required disclosures on an annual basis as well as expands the requirements for quarterly disclosures. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning December 15, 2024. The Company is assessing the impact of adopting the standard on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This enhances the disclosures around rate reconciliation, income taxes paid, and other related topics. The standard is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of adopting the standard on our consolidated financial statements.

2.    ACQUISITIONS

Sierramotion

On September 22, 2023, the Company acquired 100% of the ownership interest in Sierramotion Inc. (“Sierramotion”), a company headquartered in California, that specializes in designing and engineering turn-key motion components and mechatronic solutions for robotic, medical, industrial, defense, semiconductor, and other precision applications. The preliminary purchase price for Sierramotion of $8.4 million includes $2.0 million of contingent consideration payable which was paid in January 2024 (Note 1) and at closing consisted of a combination of cash and Company stock. The intangible assets of $4,100 and goodwill of $2,876 are expected to be deductible for tax purposes. The preliminary purchase price allocation is subject to adjustments based on a determination of certain tax matters. Transaction costs for the acquisition were not material. The operating results of this acquisition are included in the consolidated financial statements beginning on the acquisition date and the revenue and earnings in the current year interim periods presented are not material. The revenue and earnings of Sierramotion included within the consolidated statement of income and comprehensive income for the year ended December 31, 2023 is not material.

FPH

On May 30, 2022, the Company acquired 100% of the direct and indirect legal and beneficial ownership of the shares of FPH Group Inc., a corporation incorporated pursuant to the laws of the Province of Ontario and the membership interests of Transtar International, LLC, a Michigan limited liability company, collectively “FPH”. The final purchase price for FPH was $41,316, including a measurement period adjustment during 2023, resulting in a decrease to inventories of $1,080, an increase to purchase price of $276, and an increase to goodwill of $1,356. The final allocation of the purchase price paid for FPH is based on fair values of the assets acquired and liabilities assumed of FPH and is as follows (in thousands):

Cash and cash equivalents	$1,755
Trade receivables	3,100
Inventories	3,496
Other assets, net	174
Property, plant, and equipment	624
Operating lease assets	4,165
Intangible assets	22,611
Goodwill	15,840
Other current liabilities	(1,577)
Deferred revenue	(776)

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Operating lease liabilities	(4,165)
Net deferred income tax liabilities	(3,931)
Net purchase price	$41,316

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

The initial purchase price, collectively, for ThinGap and Airex was $16,527, comprised of $8,224 in cash funded through borrowings under the Amended Revolving Credit Facility and $8,303 in Company stock (376,500 shares, of which 29,631 shares are subject to an indemnification holdback, at a weighted average stock price of $22.05). Subsequent to the acquisition dates, the Company made measurement period adjustments to the initial purchase price allocation due to adjustments to closing working capital which resulted in an increase of purchase price of $91, an increase in deferred revenue of $181, and an increase to goodwill of $272. There were no measurement period adjustments during 2023 related to the ThinGap and Airex acquisitions. The purchase price allocations of each of these acquisitions are final.

The intangible assets acquired consist of customer lists of $3,800, technology of $2,000 and trade names of $200, which are being amortized over weighted average useful lives of 10, 12.5 and 10 years, respectively. Goodwill generated in the above acquisitions is related to the assembled workforce, synergies with Allient’s other operations that are expected to occur as a result of the combined engineering knowledge, the ability of the operations to integrate products into more fully integrated system solutions and Allient’s ability to utilize ThinGap and Airex management knowledge in providing complementary product offerings to the Company’s customers.

Spectrum Controls

The December 30, 2021 acquisition of Spectrum Controls, Inc. (“Spectrum Controls”) included two deferred acquisition payments of which $12,500 (comprised of 50% cash and 50% Company stock) was paid in January 2023. One remaining payment as of December 31, 2023 of $12,500 was paid in January 2024, comprised of 50% cash and 50% in Company stock. As of December 31, 2023, $12,500 is included in accrued liabilities on the consolidated balance sheet. As of December 31, 2022, $12,500 is included in accrued liabilities and $12,277 is included in other long-term liabilities on the consolidated balance sheet

The estimated fair value of these identifiable intangible assets were based upon discounted cash flow models, which include assumptions such as forecasted cash flows, customer attrition rates, discount rates, and royalty rates. Goodwill generated in the acquisitions are related to the assembled workforce, synergies between Allient’s other operations and the acquired company that are expected to occur as a result of the combined engineering knowledge, the ability of each

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

of the operations to integrate each other’s products into more fully integrated system solutions and Allient’s ability to utilize acquired management knowledge in providing complementary product offerings to the Company’s customers.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations if the FPH, ThinGap, and Airex acquisitions had occurred as of January 1, 2021.

	Year ended December 31,
	2022	2021
Revenues	$513,803	$470,589
Income before income taxes	28,032	22,883

The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of these acquisitions. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions actually occurred on the date presented or to project the combined company’s results of operations or financial position for any future period.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of December 31, 2023.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and target markets. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in Note 14, Segment Information, the Company’s business consists of one reportable segment.

The revenues by geography in the table below are revenues derived from the Company’s foreign subsidiaries as provided in Note 14. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 14. The Company’s disaggregated revenues are as follows (in thousands):

	Year ended December 31,
Target Market	2023	2022	2021
Industrial	$257,004	$193,290	$135,440
Vehicle	133,488	130,436	129,835
Medical	84,515	85,113	86,129
Aerospace & Defense	78,175	70,193	31,746
Distribution and Other	25,452	23,956	20,366
Total	$578,634	$502,988	$403,516

	Year ended December 31,
Geography	2023	2022	2021
North America (primarily U.S.)	$399,224	$337,768	$239,528
Europe	150,608	130,018	129,414
Asia-Pacific	28,802	35,202	34,574
Total	$578,634	$502,988	$403,516

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

Backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog as of December 31, 2023 was $276,093. The Company expects to recognize 85% of these performance obligations within the next twelve months with the remaining amount recognized between one and two years.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The opening and closing balances of the Company’s contract liability are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Contract liabilities in accrued liabilities	$2,137	$4,807
Contract liabilities in other long-term liabilities	8	19
	$2,145	$4,826

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment as well as balances assumed in acquisitions. In the years ended December 31, 2023 and 2022, the Company recognized revenue of $4,211 and $2,307, respectively, that was included in the opening contract liabilities balance.

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

4. GOODWILL

The change in the carrying amount of goodwill for 2023 and 2022 is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Beginning balance	$126,366	106,633
Goodwill acquired	2,876	21,556
Impact of measurement period adjustments of acquisitions (Note 2)	1,356	291
Effect of foreign currency translation	740	(2,114)
Ending balance	$131,338	$126,366

The purchase price allocation for Sierramotion is not final as of December 31, 2023. Adjustments to this allocation may result in changes to the amounts recorded for goodwill in future periods. The purchase price allocation was finalized for FPH, ThinGap, and Airex during 2023.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5. INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	Weighted Average	December 31, 2023			December 31, 2022
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.3 years	$116,831	$(42,421)	$74,410	$112,378	$(34,377)	$78,001
Trade name	13.9 years	15,572	(7,916)	7,656	15,320	(6,900)	8,420
Design and technologies	10.6 years	41,480	(12,173)	29,307	41,212	(8,558)	32,654
Total		$173,883	$(62,510)	$111,373	$168,910	$(49,835)	$119,075

Intangible assets resulting from the 2023 acquisition of Sierramotion was $4,100 and from the 2022 acquisitions of FPH, ThinGap, and Airex were $28,611 (Note 2). The intangible assets acquired consist of customer lists, technology, and trade names.

Total amortization expense for intangible assets for the years 2023, 2022 and 2021 was $12,313, $11,169 and $6,245, respectively.

Estimated amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Total
Estimated
Amortization Expense
2024	$12,216
2025	12,200
2026	12,103
2027	11,659
2028	10,929
Thereafter	52,266
Total estimated amortization expense	$111,373

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2023, the Company had 745,260 shares of common stock available for grant under stock incentive plans.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

			Awards with
	Unvested	Weighted average	performance
	restricted stock	grant date fair	vesting
For the year ended December 31,	awards	value	requirements
2023	129,328	$40.85	74,495
2022	182,497	$33.21	111,251
2021	109,462	$32.06	63,432

The value at the date of award is amortized to compensation expense over the related service period, which is generally three years for time vested grants. Performance-based grants are generally subject to a 3 year or 5 year service period. Shares of non-vested restricted stock are forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards. For performance-based awards, the Company assesses the probability of the achievement of the awards during the year and recognizes expense accordingly.

The following is a summary of restricted stock activity during years 2023, 2022 and 2021:

Number of
shares
Unvested Balance, December 31, 2020	357,342
Awarded	109,462
Vested	(162,419)
Forfeited	(10,808)
Unvested Balance, December 31, 2021	293,577
Awarded	182,497
Vested	(156,847)
Forfeited	(14,280)
Unvested Balance, December 31, 2022	304,947
Awarded	129,328
Vested	(154,208)
Forfeited	(25,957)
Unvested Balance, December 31, 2023	254,110

Share-Based Compensation Expense

During 2023, 2022 and 2021 compensation expense net of forfeitures of $5,477, $5,073 and $4,161 was recorded, respectively. As of December 31, 2023, there was $6,876 of total unrecognized compensation expense related to restricted stock awards, of which approximately $4,890 is expected to be recognized in 2024.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of: i) the Board established percentage of pretax income before the contribution (5% in 2023, 2022, and 2021) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP. Company contributions to the Plan accrued for 2023, 2022 and 2021, were $1,591, $1,248, and $1,206, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Defined Contribution Plan

The Company sponsors the Allient 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2023, 2022, and 2021 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $2,590, $2,146, and $1,672 in 2023, 2022, and 2021, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Dividends

For the years ended December 31, 2023, 2022 and 2021 a total of $0.115, $0.100, and $0.095 per share on all outstanding shares was declared and paid, respectively. Total dividends paid for the years ended December 31, 2023, 2022 and 2021 were $1,826, $1,536, and $1,371, respectively. Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

7. DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Long-term Debt
Revolving Credit Facility, long-term (1)	$210,120	$227,060
Unamortized debt issuance costs	(325)	(625)
Finance lease obligations – noncurrent	8,607	9,019
Long-term debt	$218,402	$235,454
(1)	The effective rate of the Revolving Credit Facility is 4.96% at December 31, 2023 including the impact of the Company's interest rate swaps.

Amended Revolving Credit Facility

The Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), dated as of August 23, 2022, includes a $280 million revolving credit facility (the “Amended Revolving Facility”), increased from $225 million in the previous credit agreement. Additionally, the referenced index was amended to be the Term Standard Overnight Financing Rate (“SOFR”), whereas the previous credit agreement utilized the London Interbank Offering Rate (LIBOR) as the referenced interest rate. The Amended Credit Agreement eliminates the previous $75 million accordion feature and maintains the original maturity date of February 2025.

As indicated in Note 15, Subsequent Events, the Company entered into the Third Amended and Restated Credit Agreement dated March 1, 2024.

Borrowings under the Amended Revolving Facility bear interest at an annual rate equal to the Adjusted SOFR (as defined in the Amended Credit Agreement) which is subject to a floor of 0.00% plus an appicable rate ranging from 1.00% to 2.25% (1.625% as of December 31, 2023) based on the Company’s ratio of total funded indebtedness to consolidated trailing twelve-month EBITDA (the “Total Leverage Ratio”). A credit spread adjustment of 0.10% to 0.275% is also carried on the Amended Revolving Facility. In addition, the Company is required to pay a commitment fee of between 0.10% and 0.275% annually on the unused portion of the Amended Revolving Facility, also based on the

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Company’s Total Leverage Ratio. The Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Amended Credit Agreement contains financial covenants that require that the Company maintain a minimum interest coverage ratio of at least 3.0 to 1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 3.5 to 1.0 ratio; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5x during the twelve-month period following a material acquisition under the Amended Credit Agreement (“acquisition leverage increase”), subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2023 as well as at each quarter end during 2023.

As of December 31, 2023, the unused Amended Revolving Facility was $69,880. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

Other

The China Credit Facility provides credit of $1,450 (Chinese Renminbi 10,000) (“the China Facility”). The China Facility was a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. There were no borrowings under the China Facility during 2023 or 2022. The Company closed the China Facility during 2023.

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

Beginning in 2021, the Company began entering into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, and Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $22,193 and $18,891 at December 31, 2023 and 2022, respectively. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. During the year ended December 31, 2023, the Company had losses of $281 on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and mature in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026. As of December 31, 2023, the Company holds notional amounts of $100,000 in interest rate derivatives.

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

The Company estimates that an additional $3,367 will be reclassified as a reduction to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,	December 31,
hedging instruments	Location	2023	2022
Foreign currency contracts	Prepaid expenses and other assets	$54	$48
Interest rate swaps	Prepaid expenses and other assets	2,254	—
Interest rate swaps	Other long-term assets	2,177	7,236
		$4,485	$7,284

The table below presents the effect of cash flow hedge accounting on other comprehensive (loss) income (OCI) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Amount of pre-tax (gain) loss recognized in OCI
	on derivatives
Derivatives in cash flow hedging relationships	Year ended December 31,
	2023	2022	2021
Interest rate swaps	$(935)	$7,621	$1,180

Location of gain (loss) reclassified	Amount of pre-tax gain (loss) reclassified from accumulated OCI into income
from accumulated OCI into income	Year ended December 31,
	2023	2022	2021
Interest expense	$3,814	$532	$(929)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		Total amounts of income and expense line items presented
		that reflect the effects of cash flow hedges recorded
		Year ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2023	2022	2021
Interest rate swaps	Interest Expense	$12,383	$7,692	$3,236

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Company does not have any offsetting of derivatives as of December 31, 2023 and 2022.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

9. INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Domestic	$18,630	$7,707	$10,642
Foreign	11,070	15,974	12,471
Income before income taxes	$29,700	$23,681	$23,113

Components of the total income tax provision (benefit) are as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Current provision
Domestic	$7,805	$5,903	$1,866
Foreign	2,834	4,111	3,288
Total current provision	10,639	10,014	5,154
Deferred benefit
Domestic	(4,087)	(3,915)	649
Foreign	(949)	193	(6,784)
Total deferred benefit	(5,036)	(3,722)	(6,135)
Income tax provision (benefit)	$5,603	$6,292	$(981)

The provision (benefit) for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Tax provision, computed at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal impact	1.7%	1.3%	2.2%
Change in valuation allowance	(1.5)%	(0.1)%	7.2%
Effect of foreign tax rate differences	1.9%	3.9%	3.9%
Section 162(m) compensation	2.4%	3.1%	3.0%
R&D Credit and incentives	(6.1)%	(3.9)%	(2.8)%
Effect of Tax Cuts and Jobs Act	0.3%	0.1%	1.2%
Subpart F income	0.0%	(0.1)%	(1.0)%
Investment tax credits	0.0%	0.0%	(5.6)%
Net operating loss carryforwards	0.0%	0.0%	(37.2)%
Unrecognized tax benefits	(0.7)%	0.0%	4.9%
Other	(0.1)%	1.3%	(1.0)%
Provision for income taxes	18.9%	26.6%	(4.2)%

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Noncurrent deferred tax assets:
Employee benefit plans	$2,241	$2,122
Net operating loss and tax credit carryforwards	7,277	8,277
Accrued expenses and reserves	2,494	1,672
Research and development costs	8,363	4,520
Other	502	328
Total noncurrent deferred tax assets	20,877	16,919
Valuation allowance	(2,648)	(3,031)
Net noncurrent deferred tax assets:	$18,229	$13,888

Net noncurrent deferred tax liabilities:
Property and equipment	$2,949	$3,187
Goodwill and intangibles	10,754	10,944
Interest rate swap derivatives	1,019	1,678
Other	84	142
Total noncurrent deferred tax liabilities	$14,806	$15,951

Net deferred tax asset/(deferred tax liability)	$3,423	$(2,063)

Presented as follows:
Noncurrent deferred income tax assets	$7,760	$4,199
Noncurrent deferred income tax liabilities	(4,337)	(6,262)
Net deferred tax asset (liability)	$3,423	$(2,063)

As of December 31, 2023, the Company has the following gross carryforwards available (in thousands):

		Amount
Jurisdiction	Tax Attribute	(in thousands)	Begin to expire
U.S. State	Net Operating Losses (1)	$8,597	2024
International	Net Operating Losses - Unlimited Carryforward (1)	$20,059	No expiration
U.S. Federal	Foreign Tax Credits	$1,002	2028
International	Investment Tax Credits	$919	2030
U.S. Federal	R&D Tax Credits	$38	2036
(1)	Net operating losses (NOL’s) are presented as pre-tax amounts.

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

Starting in 2022, noncurrent deferred tax assets includes the effects of capitalization and amortization of R&D expenses as required by the 2017 Tax Cuts and Jobs Act. The Company generated excess foreign tax credits in 2017 due to the

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

one-time transition tax required by enactment of the Tax Cuts and Jobs Act in the amount of $910 and foreign tax credits were generated in the amount of $92 as a result of a dividend paid from Canada and, at that time, determined it was more likely than not that it will not realize a tax benefit from these credits. The Company has incurred net operating losses in certain states with a tax effected benefit of $318 as of December 31, 2023 that it is more likely than not will not be realized. Additionally, the Company has carryforwards of net operating losses and tax credits generated in foreign jurisdictions and has determined it is more likely than not it would not realize a tax benefit of $1,328 as of December 31, 2023. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2023.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2020. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for periods prior to 2018.

Due to a New Zealand tax legislation change in 2021 allowing for the use of pre-acquisition net operating loss carryforwards to be utilized on the acquirer's future period tax returns, the Company recognized, in 2021, $8,328 of net operating loss carryforwards generated in pre-acquisition periods by the Dynamic Controls New Zealand entities. The net operating loss carryforwards are now available for use by the Company beginning with the New Zealand tax returns filed for the 2020 tax period. The Company evaluated the tax legislation and considered the tax periods open for adjustment by the tax authorities which include the 2016-2020 tax years and has determined it is more likely than not it will not realize a benefit on $1,125 of the net operating loss carryforwards. The Company reduced the unrecognized tax benefit in 2021 as a result of the seller filing its 2020 New Zealand tax return and utilizing $68 of the net operating loss carryforwards. The Company will adjust this unrecognized tax benefit in light of changing facts and circumstances and with the lapse of the statute of limitations. The lapse of the statute of limitations would be recorded as an adjustment to the provision for income taxes in the period of the statute closure.

The summary of changes to the unrecognized tax benefit for the year ended December 31, 2023 is as follows (in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021
Beginning balance	$786	$1,057	$—
Additions from tax legislation changes for net operating loss carryforwards	—	—	1,125
Reductions related to the lapse of the statute of limitations	(207)	(192)	(68)
Effect of foreign currency translation	7	(79)	—
Ending balance	$586	$786	$1,057

It is reasonably possible that a reduction of approximately $0.2 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations. As of December 31, 2023, approximately $0.6 million of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company records uncertain tax positions in accordance with ASC 740. No material interest or penalties related to income tax liabilities were recognized for the years ended December 31, 2023, 2022, and 2021.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States. In 2021, the Company distributed a portion of these

ALLIENT INC.

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

The Company’s finance lease obligations relate to a manufacturing facility. As of December 31, 2023, finance lease assets of $8,208 are included in property, plant, and equipment, net, finance lease obligations of $412 are included in accrued liabilities, and $8,607 are included in long-term debt on the consolidated balance sheet.

For the years ended December 31, 2023 and 2022, the components of operating lease expense were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Fixed operating lease expense	$6,748	$5,507
Variable operating lease expense	646	187
Short-term lease expense	1,375	1,246
	$8,769	$6,940

Supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Cash paid for operating leases	$5,765	$5,191
Cash paid for interest on finance lease obligations	$376	$736
Assets acquired under operating leases	$6,517	$9,592
Assets acquired under finance leases	$—	$9,471
Operating lease assets obtained in acquisitions	$224	$5,053

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents weighted average remaining lease term and discount rates related to the Company’s operating leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	6.00	6.75
Weighted average discount rate	4.25%	3.66%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$6,085	$815
2025	4,965	831
2026	4,365	848
2027	3,726	867
2028	2,818	886
Thereafter	5,861	7,883
Total undiscounted cash flows	$27,820	$12,130
Less: present value discount	(3,146)	(3,111)
Total lease liabilities	$24,674	$9,019

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made payments to the lessor of $1,631 and $1,529 during the years ended December 31, 2023 and 2022, respectively. Future minimum lease payments under these leases as of December 31, 2023 are $12,914.

11. COMMITMENTS AND CONTINGENCIES

Severance Benefit Agreements

As of December 31, 2023, the Company has annually renewable employment agreements with certain of its executive officers. Among other things, the agreements provide for payments and other benefits if the employee’s employment terminates under certain circumstances, including the employee’s death, disability, voluntary resignation with good reason and involuntary termination without cause, as well as voluntary resignation with good reason and involuntary termination without cause within 90 days prior to or 24 months following a change in control of the Company.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

12. DEFERRED COMPENSATION ARRANGEMENTS

The Company has a deferred compensation arrangement with its Chief Executive Officer. This arrangement provides the Board and its committees with another mechanism to provide pay for performance based incentive compensation. It also allows for the Chief Executive Officer to make certain deferrals into the plan. The amount of the liability is comprised of liabilities from previous contributions. Amounts accrued relating to previous periods are $4,305 and $3,870 as of December 31, 2023 and 2022, respectively, which is included in other long-term liabilities in the consolidated balance sheets at December 31, 2023 and 2022.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the years ended December 31, 2023 and 2022 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized gain (loss) on cash flow hedges	—	935	(200)	—	735
Amounts reclassified from AOCI	—	(3,814)	948	—	(2,866)
Pension adjustments, net of tax	250	—	—	—	250
Foreign currency translation gain	—	—	—	3,669	3,669
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2021	$(863)	$221	$(41)	$(7,409)	$(8,092)
Unrealized gain (loss) on cash flow hedges	—	7,621	(1,782)	—	5,839
Amounts reclassified from AOCI	—	(532)	69	—	(463)
Pension adjustments, net of tax	269	—	—	—	269
Foreign currency translation loss	—	—	—	(9,516)	(9,516)
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)

14. SEGMENT INFORMATION

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2023	2022	2021
Revenues derived from foreign subsidiaries	$179,410	$165,220	$163,988

Identifiable foreign fixed assets were $35,751 and $34,879 as of December 31, 2023 and 2022, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe, China, Mexico and New Zealand.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Sales to customers outside of the United States by all subsidiaries were $239,897, $214,017 and $185,288 during 2023, 2022, and 2021, respectively.

For 2023, 2022, and 2021 one customer (Customer A) accounted for 10%, 11%, and 15% of revenues, respectively, and one customer (Customer B) accounted for 12% in 2023 and less than 10% in 2022 and 2021.

As of December 31, 2023 and 2022 Customer B accounted for 15% and 10% of trade receivables, respectively.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

15. SUBSEQUENT EVENTS

Credit Agreement Amendment

On March 1, 2024, the Company entered into a Third Amended and Restated Credit Agreement (the “2024 Amended Credit Agreement”) for a $280 million revolving credit facility (the “2024 Amended Revolving Facility”). The significant changes made to the Company’s existing credit facility by the 2024 Amended Credit Agreement include: i) providing for a $50 million accordion amount and ii) extending the term to March 1, 2029. Additionally, the Company has entered into a $150 million fixed-rate private shelf facility (the “2024 Note Payable Agreement”) under which no note borrowings have occurred to date. These agreements, collectively, are referred to as the “2024 Credit and Note Payable Agreements”.

Borrowings under the 2024 Amended Revolving Facility will bear interest at the Term SOFR Rate (as defined in the 2024 Amended Credit Agreement) plus a margin of 1.25% to 2.50% or the Alternative Base Rate (as defined in the Amended Credit Agreement) plus a margin of 0.25% to 1.50%, in each case depending on the Company’s ratio of Funded Indebtedness (as defined in the 2024 Amended Credit Agreement) to Consolidated EBITDA (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.15% and 0.325% quarterly (currently 0.275%) on the unused portion of the 2024 Amended Revolving Facility, also based on the Company’s Leverage Ratio. The 2024 Amended Revolving Facility is secured by substantially all of the Company’s non-realty assets and is fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.

The 2024 Credit and Note Payable Agreements also include customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, if any representation or warranty made by the Company is false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents or a change in control of the Company. The amounts outstanding under the Amended Revolving Facility may be accelerated upon certain events of default.

Acquisition

On January 11, 2024, the Company acquired 100% of the outstanding shares of SNC Manufacturing Co., Inc. (a Wisconsin corporation) and Acutran de Mexico, S.A. de C.V. (a Mexican corporation), (collectively “SNC”), a premier designer and global manufacturer of electrical transformers serving blue-chip customers in defense, industrial automation, alternative power generation and energy, including electric utilities and renewable energy. The purchase price consisted of $20.0 million in cash paid at closing, subject to customary post-closing working capital adjustments. The Company expects to determine the preliminary purchase price allocation prior to the end of the first quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In making our assessment of the Company’s internal control over financial reporting as of December 31, 2023, we excluded from our assessment the internal control over financial reporting at Sierramotion Inc. (“Sierramotion”), which was acquired on September 22, 2023, whose financial statements collectively constitute 3% and 1% of net and total assets, respectively, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allient Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allient Inc. and subsidiaries (formerly Allied Motion Technologies Inc. and subsidiaries) (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 5, 2024, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sierramotion Inc. (“Sierramotion”), which was acquired on September 22, 2023, and whose financial statement collectively constitute 3% and 1% of net and total assets, respectively, less than 1% of revenues, and 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Sierramotion.

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

March 5, 2024

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2023:

Number of securities
remaining available for
future issuance under equity
Plan category	compensation plans
Equity compensation plans approved by security holders	745,260

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Report:
1.	Consolidated Financial Statements
a)	Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.
b)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021.
c)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021.
d)	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021.
e)	Notes to Consolidated Financial Statements.
f)	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
2.	Financial Statement Schedules

Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

3.   Exhibits

Exhibit No.	Subject

3.1 3.2

Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 23, 2023.)

3.3	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed August 23, 2023.)

4.1	Description of Securities of Allient Inc. (filed herewith.)

10.1*	2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 4, 2017.)

10.2*

Employment Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective March 22, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016.)

10.3*

Change of Control Agreement between Allied Motion Technologies Inc. and Richard S. Warzala, as Amended and Restated, effective December 22, 2008. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2008.)

Exhibit No.	Subject
10.4*

Amendment to Employment Agreement and Change of Control Agreement for Richard S. Warzala dated and effective as of December 28, 2017 between Allied Motion Technologies Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2018.)

10.5*

Second Amendment to Employment Agreement for Richard S. Warzala dated and effective as of August 6, 2020 between Allied Motion Technologies Inc. and Richard S. Warzala. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2020.)

10.6*

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

10.8*

Form of Employment Agreement (Entered into with Michael R. Leach, Ashish R. Bendre and Geoffrey C. Rondeau each dated March 17, 2021.) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 23, 2021.)

10.9*

Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated December 3, 2016. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 23, 2021.)

10.10*

First Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated March 12, 2018. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 23, 2021.)

10.11*

Second Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated March 18, 2021. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed March 23, 2021.)

10.12*

Director Compensation Program, Stock Ownership Requirements and Stock-in-Lieu of Cash Retainer Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2021.)

10.13

Third Amended and Restated Credit Agreement dated as of March 1, 2024 among Allient Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent, the lenders from time to time party thereto, and HSBC Bank USA, National Association, Wells Fargo Bank, National Association, TD Bank, N.A. and PNC Capital Markets LLC, as Joint Lead Arrangers and Citizens Bank, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 4, 2024).

19	Allient Inc. Insider Trading Policy
21	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Subject

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Allient Inc. Clawback Policy
101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

*    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIENT INC.

By:	/s/ MICHAEL R. LEACH
Michael R. Leach
Senior Vice President & Chief Financial Officer
Date:	March 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 5, 2024
Richard S. Warzala

/s/ MICHAEL R. LEACH	Senior Vice President & Chief Financial Officer	March 5, 2024
Michael R. Leach

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 5, 2024
Richard D. Federico

/s/ ROBERT B. ENGEL	Director	March 5, 2024
Robert B. Engel

/s/ STEVEN C. FINCH	Director	March 5, 2024
Steven C. Finch

/s/ JAMES J. TANOUS	Director	March 5, 2024
James J. Tanous

/s/ NICOLE R. TZETZO	Director	March 5, 2024
Nicole R. Tzetzo

/s/ MICHAEL R. WINTER	Director	March 5, 2024
Michael R. Winter