Form 10-Q
period 2024-03-31
ALLIENT INC
filed 2024-05-08
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

Number of Shares of the only class of Common Stock outstanding: 16,775,657 as of May 8, 2024

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,514	$31,901
Trade receivables, net of provision for credit losses of $1,165 and $1,240 at March 31, 2024 and December 31, 2023, respectively	87,905	85,127
Inventories	124,909	117,686
Prepaid expenses and other assets	15,646	13,437
Total current assets	259,974	248,151
Property, plant, and equipment, net	70,349	67,463
Deferred income taxes	7,132	7,760
Intangible assets, net	110,236	111,373
Goodwill	133,159	131,338
Operating lease assets	22,911	24,032
Other long-term assets	7,838	7,425
Total Assets	$611,599	$597,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,961	$39,129
Accrued liabilities	34,147	56,488
Total current liabilities	73,108	95,617
Long-term debt	240,176	218,402
Deferred income taxes	4,760	4,337
Pension and post-retirement obligations	2,781	2,679
Operating lease liabilities	18,478	19,532
Other long-term liabilities	5,166	5,400
Total liabilities	344,469	345,967
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,906 and 16,308 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	109,576	95,937
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	172,215	165,813
Accumulated other comprehensive loss	(14,661)	(10,175)
Total stockholders’ equity	267,130	251,575
Total Liabilities and Stockholders’ Equity	$611,599	$597,542

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenues	$146,713	$145,549
Cost of goods sold	99,336	99,715
Gross profit	47,377	45,834
Operating costs and expenses:
Selling	6,298	6,032
General and administrative	14,440	14,820
Engineering and development	11,067	10,387
Business development	357	197
Amortization of intangible assets	3,115	3,009
Total operating costs and expenses	35,277	34,445
Operating income	12,100	11,389
Other expense, net:
Interest expense	3,388	2,983
Other (income) expense, net	(109)	187
Total other expense, net	3,279	3,170
Income before income taxes	8,821	8,219
Income tax provision	(1,919)	(1,904)
Net income	$6,902	$6,315
Basic earnings per share:
Earnings per share	$0.42	$0.40
Basic weighted average common shares	16,394	15,872
Diluted earnings per share:
Earnings per share	$0.42	$0.39
Diluted weighted average common shares	16,497	16,137
Net income	$6,902	$6,315
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,408)	1,354
Loss on derivatives, net of tax	(78)	(1,133)
Comprehensive income	$2,416	$6,536

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	167	(139)					(139)
Share issuance in connection with acquisitions	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock-based compensation expense		1,211					1,211
Shares withheld for payment of employee payroll taxes	(4)	(121)					(121)
Comprehensive loss				(4,408)	(102)		(4,510)
Tax effect of derivative transactions					24		24
Net income			6,902				6,902
Dividends to stockholders - $0.03			(500)				(500)
Balances, March 31, 2024	16,906	$109,576	$172,215	$(17,664)	$3,347	$(344)	$267,130

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2022	15,978	$83,852	$143,576	$(16,925)	$5,556	$(594)	$215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	103	(34)					(34)
Share issuance in connection with acquisition	185	6,250					6,250
Stock-based compensation expense		1,267					1,267
Shares withheld for payment of employee payroll taxes	(4)	(146)					(146)
Comprehensive (loss) income				1,354	(1,565)		(211)
Tax effect of derivative transactions					432		432
Net income			6,315				6,315
Dividends to stockholders - $0.025			(403)				(403)
Balances, March 31, 2023	16,293	$92,435	$149,488	$(15,571)	$4,423	$(594)	$230,181

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$6,902	$6,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,385	6,145
Deferred income taxes	297	(290)
Stock-based compensation expense	1,211	1,267
Debt issue cost amortization recorded in interest expense	156	75
Other	411	395
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(292)	(10,587)
Inventories	(119)	1,340
Prepaid expenses and other assets	(1,236)	(1,115)
Accounts payable	(2,022)	1,548
Accrued liabilities	(2,514)	(1,507)
Net cash provided by operating activities	9,179	3,586

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(25,527)	(6,250)
Purchase of property and equipment	(2,973)	(3,554)
Net cash used in investing activities	(28,500)	(9,804)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	76,850	4,000
Principal payments of long-term debt and finance lease obligations	(53,230)	(3,116)
Payment of contingent consideration	(2,450)	—
Payment of debt issuance costs	(1,532)	—
Tax withholdings related to net share settlements of restricted stock	(100)	(146)
Net cash provided by financing activities	19,538	738
Effect of foreign exchange rate changes on cash	(604)	11
Net decrease in cash and cash equivalents	(387)	(5,469)
Cash and cash equivalents at beginning of period	31,901	30,614
Cash and cash equivalents at end of period	$31,514	$25,145

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$6,250	$6,250
Stock issued to settle contingent consideration	$4,874	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$1,037	$554
Debt issuance costs in accounts payable or accrued expenses	$431	$—

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    BASIS OF PREPARATION AND PRESENTATION

Allient Inc. (“Allient”) or (“The Company”) is engaged in the business of designing, manufacturing, and selling precision motion, control, power and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets.

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 that was previously filed by the Company.

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

The initial purchase price consisted of $20.0 million in cash paid at closing, subject to customary post-closing working capital adjustments. The purchase price allocation is subject to adjustments based on a final determination of closing net working capital and certain tax matters.

The Company incurred $0.3 million of transaction costs related to the acquisition during the three months ended March 31, 2024, which are included in business development on the condensed consolidated statements of income and comprehensive income.

The operating results of the acquisition are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue of SNC included within the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2024 was $8,509 and net income was $730 in the three months ended March 31, 2024.

Cash and cash equivalents	$881
Trade receivables	3,467
Inventories	9,200
Prepaid expenses and other assets	496
Property, plant, and equipment	4,258
Operating lease assets	378
Intangible assets	2,800
Goodwill	2,752
Other current liabilities	(3,188)
Deferred revenue	(55)
Operating lease liabilities	(378)
Net deferred income tax liabilities	(702)
Other noncurrent liabilities	(118)
Net purchase price	$19,791

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The preliminary fair values of the assets acquired were determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach estimates the value for a subject asset based on available market pricing for comparable assets. The income approach estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considered multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, technology life-cycle assumptions, marginal tax rates and expected profit margins considering historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.

The intangible assets acquired consist of $1,400 of customers lists, $600 of trade name, and $800 of technology, which are being amortized over 12, 10, and 10 years, respectively. Goodwill generated is related to the assembled workforce, synergies between Allient’s other operations and SNC that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to integrate each other’s products into more fully integrated system solutions, and Allient’s ability to utilize SNC’s management knowledge in providing complementary product offerings to the Company’s customers.

The goodwill resulting from the acquisition is not tax deductible.

On September 22, 2023, the Company acquired 100% of the ownership interest in Sierramotion Inc. (“Sierramotion”), a company headquartered in California, that specializes in designing and engineering turn-key motion components and mechatronic solutions for robotic, medical, industrial, defense, semiconductor, and other precision applications. The preliminary purchase price for Sierramotion of $8.4 million included contingent consideration payable which was paid in the first quarter of 2024 (see Note 12 for breakout of payment) and at closing consisted of a combination of cash and Company stock. The intangible assets and goodwill are expected to be deductible for tax purposes. The preliminary purchase price allocation is subject to adjustments based on a determination of closing net working capital and certain tax matters. Transaction costs for the acquisition were not material. The operating results of this acquisition are included in the condensed consolidated financial statements beginning on the acquisition date and the revenue and earnings in the current year periods presented are not material.

On January 3, 2024, the final deferred acquisition payment for Spectrum of $12,500 (comprised of 50% cash and 50% Company stock) was paid.

The following pro forma financial information presents the combined resulted of operations if the SNC acquisition had occurred as of January 1, 2023 and the Sierramotion acquisition had occurred as of January 1, 2022:

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Revenues	$148,007	$155,747
Income before income taxes	$9,444	$8,286

The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts do not reflect adjustments for anticipated operating efficiencies that the Company expected to or has subsequently achieved as a result of these acquisitions. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would have been had these transactions occurred on the date presented or to project the combined company’s results of operations or financial position for future periods.

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

Nature of Goods and Services

The Company designs, manufactures, and sells precision motion, control, power, and structural components to provide integrated system solutions as well as individual products to end customers and original equipment manufacturers (“OEM’s”) through the Company’s own direct sales force and authorized manufacturers’ representatives and distributors. The Company’s products include brushed and brushless DC motors, brushless servo and torque motors, coreless DC motors, integrated brushless motor-drives, gearmotors, gearing, modular digital servo drives, motion controllers, incremental and absolute optical encoders, active and passive filters for power quality and harmonic issues, transformers, and other controlled motion-related products. The Company’s target markets include Industrial, Vehicle, Medical, and Aerospace & Defense.

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of March 31, 2024 and December 31, 2023.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended
	March 31,
Target Market	2024	2023
Industrial	$69,594	$63,256
Vehicle	34,654	30,831
Medical	19,086	23,674
Aerospace & Defense	16,653	21,287
Distribution and Other	6,726	6,501
Total	$146,713	$145,549

	Three months ended
	March 31,
Geography	2024	2023
North America (primarily U.S.)	$99,703	$97,367
Europe	40,660	39,897
Asia-Pacific	6,350	8,285
Total	$146,713	$145,549

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	March 31,	December 31,
	2024	2023
Contract liabilities in accrued liabilities	$2,202	$2,137
Contract liabilities in other long-term liabilities	5	8
	$2,207	$2,145

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the three months ended March 31, 2024 and 2023, the Company recognized revenue of $384 and $2,283, respectively, that was included in the opening contract liabilities balance.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	March 31,	December 31,
	2024	2023
Parts and raw materials	$90,002	$87,381
Work-in-process	11,716	11,456
Finished goods	23,191	18,849
	$124,909	$117,686

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		March 31,	December 31,
	Useful lives	2024	2023
Land		$1,778	$973
Building and improvements	5 - 39 years	28,854	26,201
Machinery, equipment, tools and dies	3 - 15 years	102,290	99,711
Construction in progress		8,232	9,300
Furniture, fixtures and other	3 - 10 years	24,558	24,439
		165,712	160,624
Less accumulated depreciation		(95,363)	(93,161)
Property, plant, and equipment, net		$70,349	$67,463

Depreciation expense was $3,170 and $3,136 for the three months ended March 31, 2024 and 2023, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2024 is as follows:

March 31,
2024
Beginning balance	$131,338
Goodwill acquired	2,752
Effect of foreign currency translation	(931)
Ending balance	$133,159

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	March 31, 2024			December 31, 2023
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.3 years	$117,530	$(44,295)	$73,235	$116,831	$(42,421)	$74,410
Trade name	13.9 years	16,048	(8,061)	7,987	15,572	(7,916)	7,656
Design and technologies	10.6 years	41,947	(12,933)	29,014	41,480	(12,173)	29,307
Total		$175,525	$(65,289)	$110,236	$173,883	$(62,510)	$111,373

Amortization expense for intangible assets was $3,115 and $3,009 for the three months ended March 31, 2024 and 2023, respectively.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of March 31, 2024 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2024	$9,274
2025	12,372
2026	12,275
2027	11,832
2028	11,094
Thereafter	53,389
Total estimated amortization expense	$110,236

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2024, 175,721 shares of unvested restricted stock were awarded at a weighted average market value of $30.02. Of the restricted shares granted, 107,377 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2024:

Number of
shares
Outstanding at beginning of period	254,110
Awarded	175,721
Vested	(7,945)
Forfeited	(2,263)
Outstanding at end of period	419,623

Stock-based compensation expense, net of forfeitures, of $1,211 and $1,267 was recorded for the three months ended March 31, 2024 and 2023, respectively.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Compensation and fringe benefits	$11,450	$17,251
Accrued business acquisition consideration	—	12,638
Warranty reserve	2,022	2,139
Income taxes payable	3,299	2,483
Operating lease liabilities – current	5,118	5,142
Finance lease obligations – current	420	412
Contract liabilities	2,202	2,137
Contingent consideration – current	270	7,720
Other accrued expenses	9,366	6,566
	$34,147	$56,488

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	March 31,	December 31,
	2024	2023
Long-term Debt
Revolving Credit Facility, long-term (1)	$183,962	$210,120
Note Payable	50,000	—
Unamortized debt issuance costs	(2,283)	(325)
Finance lease obligations – noncurrent	8,497	8,607
Long-term debt	$240,176	$218,402
(1)	The effective rate of the Amended Revolving Facility is 5.02% at March 31, 2024.

On March 1, 2024, the Company entered into a Third Amended and Restated Credit Agreement (the “2024 Amended Credit Agreement”) for a $280 million revolving credit facility (the “Revolving Facility”). The changes made to the Company’s previous credit facility by the 2024 Amended Credit Agreement include: i) providing for a $50 million accordion amount and ii) extending the term from February 12, 2025 to March 1, 2029. Additionally, the Company has entered into a $150 million fixed-rate private shelf facility (the “2024 Note Payable Agreement”) under which $50.0 million of borrowings occurred on March 21, 2024. These agreements, collectively, are referred to as the “2024 Credit and Note Payable Agreements”. Pursuant to the 2024 Note Payable Agreement, the Company may from time to time issue and sell, and the borrower may consider in its sole discretion the purchase of, in one or a series of transactions, senior notes of the Company in an aggregate principal amount of up to $150 million (“Shelf Notes”). The Shelf Notes will have a maturity date of no more than 10.5 years after the date of original issuance and may be issued through March 1, 2027, unless either party terminates such issuance right. Debt issuance costs of $2.1 million were incurred related to the 2024 Credit and Note Payable Agreements and is included within unamortized debt issuance costs noted above.

Borrowings under the Revolving Facility bear interest at the Term SOFR Rate (as defined in the 2024 Amended Credit Agreement) plus a margin of 1.25% to 2.50% or the Alternative Base Rate (as defined in the Amended Credit Agreement) plus a margin of 0.25% to 1.50%, in each case depending on the Company’s ratio of Funded Indebtedness (as defined in the 2024 Amended Credit Agreement) to Consolidated EBITDA (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.15% and 0.325% quarterly on the unused portion of the Revolving Facility, also based on the Company’s Leverage Ratio.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2024.

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

The obligations under the 2024 Credit and Note Payable Agreements are secured by substantially all of the Company’s non-realty assets and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

On March 21, 2024, the Company issued and sold $50.0 million in aggregate principal amount of the Series A Senior Notes due March 21, 2031 (the “Series A Notes”). The Series A Notes were issued pursuant to the Private Shelf Agreement. The Series A Notes represent senior promissory notes of the Company and will bear interest at 5.96% and will mature on March 21, 2031. Interest on the Series A Notes will be payable quarterly on the 21st day of March, June, September and December in each year, commencing on June 21, 2024. Interest is computed on the basis of a 360-day year composed of twelve 30-day months. There are no separate covenants relating to the Series A Notes. All additional borrowings are subject to the leverage ratio compliance. The Series A Notes may be prepaid at the option of the Company, in accordance with the terms of the Private Shelf Agreement, at 100% of the principal amount to be prepaid plus accrued interest plus the defined “Make-Whole Amount,” if any. The Make-Whole Amount is an amount equal to the excess, if any, of the discounted value of the remaining schedule payments with respect to principal on the Series A Notes being prepaid over the amount of the prepaid principal.

As of March 31, 2024, the unused Revolving Facility was $96,038. The amount available to borrow under the Ameded Revolving Facility and the Private Shelf Facility may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $21,962 and $22,193 at March 31, 2024 and December 31, 2023, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2024 and 2023,

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

the Company had a loss of $120 and a gain of $11, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026. In March 2023, the Company executed amendments to the existing swaps to amend the index on the interest rate derivatives from LIBOR to SOFR. These amendments had no material financial impact to the Company’s operations or financial position.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2024, the Company estimates that $3,098 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Prepaid expenses and other assets	$19	$54
Interest rate swaps	Prepaid expenses and other assets	1,876	2,254
Interest rate swaps	Other long-term assets	2,526	2,177
		$4,421	$4,485

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Accrued liabilities	$28	$—
		$28	$—

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2024 and 2023:

	Amount of pre-tax gain (loss) recognized
	in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2024	2023
Interest rate swaps	$935	$(746)

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Amount of pre-tax gain reclassified
	from accumulated OCI into income
Location of gain reclassified	Three months ended March 31,
from accumulated OCI into income	2024	2023

Interest expense	$1,037	$819

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023:

		Total amounts of income and expense
		line items presented that reflect the
		effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2024	2023
Interest rate swaps	Interest Expense	$3,388	$2,983

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$4,421	$—	$4,421	$—	$—	$4,421

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$4,485	$—	$4,485	$—	$—	$4,485

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$28	$—	$28	$—	$—	$28

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$—	$—	$—	$—	$—	$—

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively, by level within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,143	$—	$—
Deferred compensation plan assets	4,382	—	—
Foreign currency hedge contracts	—	(9)	—
Interest rate swaps, net	—	4,402	—
Contingent consideration	—	—	(270)

	December 31, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,859	$—	$—
Deferred compensation plan assets	4,305	—	—
Foreign currency hedge contracts	—	54	—
Interest rate swaps, net	—	4,431	—
Contingent consideration	—	—	(7,990)

The contingent consideration fair value measurement represents amounts in connection with the acquisitions of Sierramotion, which had a maximum amount of $2,000 and ALIO Industries (“ALIO”), which does not have a maximum amount. The measurements are based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn-out period using management’s best estimates, or a probability-weighted discounted cash flow analysis. The contingent consideration for the acquisition of Sierramotion consisted of Company stock and $2,000 was earned and settled in the first quarter of 2024. The contingent consideration of ALIO is settled 50% in Company stock

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

and 50% cash. $5,747 was earned in 2023 and paid out in the first quarter of 2024, consisting of $2,874 in Company stock and $2,873 of cash (of which $2,450 is included in financing activities and the remainder in operating activities on the condensed consolidated statement of cash flows for the three months ended March 31, 2024). The remaining contingent consideration is included in accrued liabilities on the condensed consolidated balance sheet as of March 31, 2024. As of December 31, 2023, contingent consideration of $7,720 is included in accrued liabilities and $270 is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The effective income tax rate was 21.8% and 23.2% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for both the three months ended March 31, 2024 and 2023 includes discrete tax benefits of (2.3)% and (2.8)%, respectively, primarily related to the reversal of uncertain tax positions.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2024 and 2023 was as follows:

	March 31,
	2024	2023
Cash paid for operating leases	$1,601	$1,407
Cash paid for interest on finance lease obligations	$103	$108
Assets acquired under operating leases	$175	$1,591
Operating lease assets obtained in acquisitions	$378	$—

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $8,050 and $8,208 as of March 31, 2024 and December 31, 2023, respectively, are included in property, plant and equipment, net. As of March 31, 2024, finance lease obligations of $420 are included in accrued liabilities and $8,497 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2023, finance lease obligations of $412 are included in accrued liabilities and $8,607 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2024:

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Operating Leases	Finance Leases
Remainder of 2024	$4,606	$611
2025	5,077	831
2026	4,442	848
2027	3,737	867
2028	2,817	886
Thereafter	5,785	7,884
Total undiscounted cash flows	$26,464	$11,927
Less: present value discount	(2,868)	(3,010)
Total lease liabilities	$23,596	$8,917

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $237 and $385 during the three months ended March 31, 2024 and 2023, respectively, and is obligated to make payments of $669 during the remainder of 2024. Future fixed minimum lease payments under these leases as of March 31, 2024 are $6,064.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended March 31, 2024 and 2023 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	935	(225)	—	710
Amounts reclassified from AOCI	—	(1,037)	249	—	(788)
Foreign currency translation loss	—	—	—	(4,408)	(4,408)
At March 31, 2024	$(344)	$4,329	$(982)	$(17,664)	$(14,661)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized (loss) gain on cash flow hedges	—	(746)	202	—	(544)
Amounts reclassified from AOCI	—	(819)	230	—	(589)
Foreign currency translation loss	—	—	—	1,354	1,354
At March 31, 2023	$(594)	$5,745	$(1,322)	$(15,571)	$(11,742)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first quarter of 2024 and $0.025 in the first quarter of 2023.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended
	March 31,
	2024	2023
Basic weighted average shares outstanding	16,394	15,872
Dilutive effect of potential common shares	103	265
Diluted weighted average shares outstanding	16,497	16,137

For the three months ended March 31, 2024 and 2023, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 45,000 and 6,000, respectively.

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

Revenue for the three months ended March 31, 2024 and 2023 was comprised of 58% and 56%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $34,930 and $35,751 as of March 31, 2024 and December 31, 2023, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended March 31, 2024, one customer accounted for 12% of revenues. This customer accounted for 12% and 15% of accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

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

Overview

We are a global company that is engaged in the business of designing, manufacturing, and selling precision motion, control, power and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe, and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical, and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include nano precision positioning systems, servo control systems, motion controllers, digital servo amplifiers and drives, brushless servo, torque, and coreless motors, brush motors, integrated motor-drives, gear motors, gearing, incremental and absolute optical encoders, active (electronic) and passive (magnetic) filters for power quality and harmonic issues, Industrial safety rated input/output Modules, Universal Industrial Communications Gateways, light-weighting technologies, transformers, and other controlled motion-related products.

Business Environment

Recent Events

Beginning in 2022 and continuing through 2023 and into 2024, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also experienced the effect of a higher interest rate environment. Gross domestic product growth slowed throughout 2022 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. While gross domestic products began to rebound in 2023, the factors contributing to supply chain disruptions, labor shortages, and global inflation remained persistent into 2023, along with elevated geopolitical instability. There are varying degrees of impact on our customers, and thus our business around the world, with Europe experiencing the greatest amount of stress in 2023.

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

Changing order patterns, supply chain disruptions, and the evolution of our business have required us to carry larger inventories in 2024 and 2023 to meet the needs of our customers, especially as they return to a new normal after the disruptions caused by the COVID-19 pandemic. In addition, aerospace and defense customers ordering patterns continue to change quickly based on the geopolitical conflicts and sovereign governments priorities and budgets to address those conflicts.

The Company completed the acquisition of SNC in the first quarter of 2024 and the acquisition of Sierramotion in the third quarter of 2023. These acquisitions are important to executing on the Company’s strategic plan, and we remain focused in the near term on successfully integrating these acquisitions and leveraging the synergies that will be important drivers of our future growth and profitability.

We recently adopted the “Simplify to Accelerate” strategy. This strategy is being implemented to help create earnings momentum as the Company seeks to rethink operations to reduce working capital requirements and strengthen cash flow through realignment and rationalization.

The Simplify to Accelerate strategy is centered on three high-level strategic initiatives:

1.Realign and right-size the Company’s footprint to better align with its markets and customers. Initiatives are already underway and are expected to continue with earnest throughout 2024 and beyond.
2.Reinforce lean manufacturing disciplines throughout the Company to accelerate margin expansion.
3.Focus on working capital reduction to drive additional cash generation and de-lever the balance sheet.

Operating Results

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	For the three months ended		2024 vs. 2023
	March 31,		Variance
(Dollars in thousands, except per share data)	2024	2023	$	%
Revenues	$146,713	$145,549	$1,164	1%
Cost of goods sold	99,336	99,715	(379)	(0)%
Gross profit	47,377	45,834	1,543	3%
Gross margin percentage	32.3%	31.5%
Operating costs and expenses:
Selling	6,298	6,032	266	4%
General and administrative	14,440	14,820	(380)	(3)%
Engineering and development	11,067	10,387	680	7%
Business development	357	197	160	NM %
Amortization of intangible assets	3,115	3,009	106	4%
Total operating costs and expenses	35,277	34,445	832	2%
Operating income	12,100	11,389	711	6%
Interest expense	3,388	2,983	405	14%
Other (income) expense, net	(109)	187	(296)	(158)%
Total other expense	3,279	3,170	109	3%
Income before income taxes	8,821	8,219	602	7%
Income tax provision	(1,919)	(1,904)	(15)	1%
Net income	$6,902	$6,315	$587	9%

Effective tax rate	21.8%	23.2%
Diluted earnings per share	$0.42	$0.39	$0.03	7%
Bookings	$122,127	$123,198	$(1,071)	(1)%
Backlog	$258,130	$308,635	$(50,505)	(16)%
(1)	NM represents “Not Meaningful”.

REVENUES: The increase in revenues during the first quarter 2024 reflects increases primarily within Industrial and Vehicle markets. Our revenue for the first quarter of 2024 was comprised of 58% to U.S. customers and 42% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was primarily due to volume increases and foreign currency impact was not significant. The acquisitions completed in 2023 and 2024 contributed an incremental $9,489 of revenue in the three months ended March 31, 2024. Organic revenue decreased (5.9)% during the first quarter 2024, primarily in the Medical and Aerospace and Defense markets. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to organic revenue.

ORDER BOOKINGS AND BACKLOG: The 1% decrease in bookings in the first quarter 2024 compared to 2023 is due primarily to a 1% decrease in volume as foreign currency impact was not significant. The decrease in bookings during the first quarter 2024 compared to 2023 is primarily due the normalization of order patterns.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $47,377 in the first quarter of 2024 from $45,834 in the first quarter of 2023 driven by higher sales volume, and gross margins increased to 32.3% for 2024, compared to 31.5% for 2023. The increase in gross margin percentage was driven by cost absorption on higher sales volume, pricing, and favorable mix, when comparing the year to date periods.

SELLING EXPENSES: Selling expenses increased 4% during the first quarter of 2024 compared to 2023 primarily due to increased employee compensation related costs as well as sales commissions related to the increased revenue. Selling expenses as a percentage of revenues were 4% in each of the three months ended March 31, 2024 and 2023.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by 3% during the first quarter 2024 compared to 2023 due primarily to lower employee compensation related costs. As a percentage of revenues, general and administrative expenses were 10% in the three months ended March 31, 2024 and 2023.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 7% in the first quarter 2024 compared to 2023. The increase is primarily due to the continued ramp up of development projects to meet the future needs of our target markets, as well as supporting growing customer application development needs. As a percentage of revenues, engineering and development expenses were 8% and 7% for the three months ended March 31, 2024 and 2023, respectively.

BUSINESS DEVELOPMENT COSTS: The increase in business development costs in the first quarter of 2024 compared to 2023 is largely due to costs incurred for current period acquisition activities.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased 4% compared to the prior year period, primarily due to the presence of additional intangible assets from recent acquisition activity in the first quarter of 2024.

INTEREST EXPENSE: Interest expense increased in the first quarter of 2024 compared to 2023 is primarily due to higher interest rates, and, to a lesser extent, higher amortization of debt issuance costs. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 21.8% and 23.2% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for each of the three months ended March 31, 2024 and 2023 includes discrete tax benefits of (2.3)% and (2.8)%, respectively, primarily related to the reversal of uncertain tax positions. The lower effective tax rate in the first quarter of 2024 as compared to the first quarter of 2023 is primarily due to the realization of certain deferred income tax assets that had been reserved in prior years, as well as the impact of the mix of foreign and domestic income. The Company expects its income tax rate for the full year 2024 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the first quarter of 2024 compared to 2023, primarily reflecting our gross profit increase, and partially offset by inflationary pressures as well as an increase in interest expense.

ADJUSTED NET INCOME: For the quarters ended March 31, 2024 and 2023 was $9,546 and $8,935, respectively. Adjusted diluted earnings per share for the first quarter of 2024 and 2023 were $0.58 and $0.55, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $18,594 for the first quarter of 2024 compared to $17,347 for the first quarter of 2023. Adjusted EBITDA was $20,042 and $19,025 for the first quarters of 2024 and 2023, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Organic revenue, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under GAAP. Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company as distinct from results that include items that are not indicative of ongoing operating results. In particular, those charges and credits that are not directly related to operating unit performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for revenue and net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, the supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net income determined in accordance with GAAP. Organic revenue is reported revenues adjusted for the impact of foreign currency and the revenue contribution from acquisitions.

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

The Company’s calculation of organic revenue for the three months ended March 31, 2024 is as follows:

Three months ended
March 31, 2024
Revenue change over prior year	0.8%
Less: Impact of acquisitions and foreign currency	6.7
Organic revenue	(5.9)%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Net income as reported	$6,902	$6,315
Interest expense	3,388	2,983
Provision for income tax	1,919	1,904
Depreciation and amortization	6,385	6,145
EBITDA	18,594	17,347
Stock-based compensation expense	1,211	1,267
Business development costs	357	197
Foreign currency (gain) loss	(120)	214
Adjusted EBITDA	$20,042	$19,025

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three months ended March 31, 2024 and 2023 is as follows (in thousands except per share amounts):

	For the three months ended
	March 31,
		Per diluted		Per diluted
	2024	share	2023	share
Net income as reported	$6,902	$0.42	$6,315	$0.39
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,463	0.15	2,305	0.14
Foreign currency (gain) loss – net	(92)	(0.01)	164	0.01
Business development costs – net	273	0.02	151	0.01
Non-GAAP adjusted net income and adjusted diluted earnings per share	$9,546	$0.58	$8,935	$0.55
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $387 to a balance of $31,514 at March 31, 2024 from December 31, 2023.

			2024 vs.
	Three Months Ended		2023
	March 31,		Variance
(in thousands):	2024	2023	$
Net cash provided by operating activities	$9,179	$3,586	$5,593
Net cash used in investing activities	(28,500)	(9,804)	(18,696)
Net cash provided by financing activities	19,538	738	18,800
Effect of foreign exchange rates on cash	(604)	11	(615)
Net increase in cash and cash equivalents	$(387)	$(5,469)	$5,082

Of the $31,514 of cash and cash equivalents at March 31, 2024, $21,146 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the three months ended March 31, 2024, the increase in cash provided by operating activities is primarily due to increased sales and more efficient conversion of working capital with the easing of supply chain constraints.

The increase in cash used in investing activities in the first quarter of 2024 relates to $20 million in cash paid for the acquisition of SNC. In the first quarters of 2024 and 2023, $6,250 of cash was paid relating to the 2022 Spectrum acquisition. Cash used in investing activities in the three months ended March 31, 2024 includes $2,973 for purchases of property and equipment compared to $3,554 during the three months ended March 31, 2023. Capital expenditures are expected to be between $13,000 and $17,000 for the full year 2024.

The increase in cash provided by financing activities during the three months ended March 31, 2024 is primarily due to borrowings of $20,000 to fund the SNC acquisition. Debt payments of $3,116 were made during the three months ended March 31, 2023. The $50,000 Notes issued in March 2024 were used to pay down the 2024 Amended Revolving Facility. As of March 31, 2024, we had $183,962 of obligations under the 2024 Amended Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2024.

As of March 31, 2024, the unused 2024 Amended Revolving Facility was $96,038. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The 2024 Amended Revolving Facility matures March 1, 2029. The Senior A Series Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

The Company declared dividends of $0.03 per share during the three months ended March 31, 2024 and $0.025 per share during the three months ended March 31, 2023. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,941 on our sales for the three months ended March 31, 2024. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended March 31, 2024 increased revenues in comparison to the quarter ended March 31, 2023 by $238.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustments were a loss of $4,408 and a gain of $1,354 for the three months ended March 31, 2024 and 2023, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $16,350 on our foreign net assets as of March 31, 2024.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income (loss). To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $21,962 at March 31, 2024. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2024, we recorded losses of $120 on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to gains of $238 and $214 for the three months ended March 31, 2024 and 2023, respectively.

Interest Rates

The Series A Notes under our Private Shelf Agreement will bear interest at a fixed rate 5.96% and will mature on March 21, 2031. Interest on the Notes will be payable quarterly on the 21st day of March, June, September and December in each year, commencing on June 21, 2024. Interest will be computed on the basis of a 360-day year composed of twelve 30-day months.

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (1.875% at March 31, 2024), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of March 31, 2024, we had $183,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $83,962 of unhedged floating rate debt outstanding at March 31, 2024 would have approximately a $300 impact on our interest expense for the three months ended March 31, 2024.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2023, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2023 Annual Report and 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
01/01/24 to 01/31/24	798	$28.12	—	—
02/01/24 to 02/29/24	—	—	—	—
03/01/24 to 03/31/24	2,943	33.55	—	—
Total	3,741	$32.39	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2024, the Company did not have an authorized stock repurchase plan in place.

Recent Sales of Unregistered Securities

As previously reported, on December 30, 2021, the Company entered into a Share Purchase Agreement with the shareholders of Spectrum Controls, Inc. (“Spectrum”) pursuant to which the Company acquired all of the outstanding shares of common stock of Spectrum (the “Spectrum Acquisition”). On January 3, 2024, the Company issued 202,921 shares of the Company’s common stock as the final payment of the deferred purchase price in connection with the Spectrum Acquisition.

As previously reported, on September 22, 2023, the Company entered into a Share Purchase Agreement with the shareholders of Sierramotion Inc. (“Sierramotion”) pursuant to which the Company acquired all of the outstanding shares of Sierramotion (the “Sierramotion Acquisition”) On January 24, 2024 the Company issued 71,346 shares of the Company’s common stock as payment of the earnout consideration in connection with the Sierramotion Acquisition.

As previously reported, on November 4, 2021, the Company entered into an Equity Purchase Agreement with the member of Alio Industries, LLC (“Alio”) pursuant to which the Company acquired all of the outstanding membership interests of Alio (the “Alio Acquisition”). On February 2, 2024 the Company issued 103,135 shares of the Company’s common stock as partial payment of the earnout consideration in connection with the Alio Acquisition.

The securities issued in connection with the above transactions were issued by the Company to the applicable sellers in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended. At the time of each transaction, the applicable seller(s) represented that they are an “accredited investor” and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended March 31, 2024.

Item 6. Exhibits

(a)	Exhibits
10.1

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

	10.2	Note Payable Agreement dated as of March 1, 2024 between Allient Inc. and PGIM, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 25, 2024).

	10.3	Form of Note dated as of March 21, 2024 between Allient Inc. and PGIM, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 25, 2024).

	10.4*	Consulting Agreement with Robert P. Maida, effective March 6, 2024.

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

	101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

	101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

	101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

	101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.) (filed herewith).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 8, 2024	ALLIENT INC.
		By:	/s/ Michael R. Leach
Michael R. Leach
Senior Vice President & Chief Financial Officer