Form 10-Q
period 2024-06-30
ALLIENT INC
filed 2024-08-07
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

Number of Shares of the only class of Common Stock outstanding: 16,844,133 as of August 7, 2024

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,292	$31,901
Trade receivables, net of provision for credit losses of $1,121 and $1,240 at June 30, 2024 and December 31, 2023, respectively	82,400	85,127
Inventories	121,653	117,686
Prepaid expenses and other assets	14,087	13,437
Total current assets	249,432	248,151
Property, plant, and equipment, net	69,598	67,463
Deferred income taxes	7,205	7,760
Intangible assets, net	107,093	111,373
Goodwill	132,914	131,338
Operating lease assets	21,798	24,032
Other long-term assets	7,726	7,425
Total Assets	$595,766	$597,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,883	$39,129
Accrued liabilities	31,125	56,488
Total current liabilities	64,008	95,617
Long-term debt	236,908	218,402
Deferred income taxes	4,462	4,337
Pension and post-retirement obligations	2,752	2,679
Operating lease liabilities	17,457	19,532
Other long-term liabilities	4,464	5,400
Total liabilities	330,051	345,967
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,841 and 16,308 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	109,203	95,937
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	172,862	165,813
Accumulated other comprehensive loss	(16,350)	(10,175)
Total stockholders’ equity	265,715	251,575
Total Liabilities and Stockholders’ Equity	$595,766	$597,542

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$136,032	$146,769	$282,745	$292,318
Cost of goods sold	95,356	100,792	194,692	200,507
Gross profit	40,676	45,977	88,053	91,811
Operating costs and expenses:
Selling	6,662	6,301	12,960	12,333
General and administrative	14,142	14,162	28,582	28,982
Engineering and development	10,293	9,952	21,360	20,339
Business development	1,569	400	1,926	597
Amortization of intangible assets	3,131	3,142	6,246	6,151
Total operating costs and expenses	35,797	33,957	71,074	68,402
Operating income	4,879	12,020	16,979	23,409
Other expense, net:
Interest expense	3,384	3,162	6,772	6,145
Other expense (income), net	46	(42)	(63)	145
Total other expense, net	3,430	3,120	6,709	6,290
Income before income taxes	1,449	8,900	10,270	17,119
Income tax provision	(299)	(2,131)	(2,218)	(4,035)
Net income	$1,150	$6,769	$8,052	$13,084
Basic earnings per share:
Earnings per share	$0.07	$0.42	$0.49	$0.82
Basic weighted average common shares	16,567	15,969	16,480	15,921
Diluted earnings per share:
Earnings per share	$0.07	$0.42	$0.49	$0.81
Diluted weighted average common shares	16,583	16,219	16,540	16,178
Net income	$1,150	$6,769	$8,052	$13,084
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,178)	(426)	(5,586)	928
(Loss) gain on derivatives, net of tax	(511)	707	(589)	(426)
Comprehensive (loss) income	$(539)	$7,050	$1,877	$13,586

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	167	(139)					(139)
Share issuance in connection with acquisitions	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock-based compensation expense		1,211					1,211
Shares withheld for payment of employee payroll taxes	(4)	(121)					(121)
Comprehensive loss				(4,408)	(102)		(4,510)
Tax effect of derivative transactions					24		24
Net income			6,902				6,902
Dividends to stockholders - $0.03			(500)				(500)
Balances, March 31, 2024	16,906	$109,576	$172,215	$(17,664)	$3,347	$(344)	$267,130
Issuance of restricted stock, net of forfeitures	(23)						—
Stock-based compensation expense		1,073					1,073
Shares withheld for payment of employee payroll taxes	(42)	(1,446)					(1,446)
Comprehensive loss				(1,178)	(673)		(1,851)
Tax effect of derivative transactions					162		162
Net income			1,150				1,150
Dividends to stockholders - $0.03			(503)				(503)
Balances, June 30, 2024	16,841	$109,203	$172,862	$(18,842)	$2,836	$(344)	$265,715

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2022	15,978	$83,852	$143,576	$(16,925)	$5,556	$(594)	$215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	103	(34)					(34)
Share issuance in connection with acquisition	185	6,250					6,250
Stock-based compensation expense		1,267					1,267
Shares withheld for payment of employee payroll taxes	(4)	(146)					(146)
Comprehensive income (loss)				1,354	(1,565)		(211)
Tax effect of derivative transactions					432		432
Net income			6,315				6,315
Dividends to stockholders - $0.025			(403)				(403)
Balances, March 31, 2023	16,293	$92,435	$149,488	$(15,571)	$4,423	$(594)	$230,181
Issuance of restricted stock, net of forfeitures	14	11					11
Stock-based compensation expense		1,544					1,544
Shares withheld for payment of employee payroll taxes	(39)	(1,507)					(1,507)
Comprehensive (loss) income				(426)	930		504
Tax effect of derivative transactions					(223)		(223)
Net income			6,769				6,769
Dividends to stockholders - $0.03			(485)				(485)
Balances, June 30, 2023	16,268	$92,483	$155,772	$(15,997)	$5,130	$(594)	$236,794

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$8,052	$13,084
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,801	12,535
Deferred income taxes	18	(14)
Stock-based compensation expense	2,284	2,811
Debt issue cost amortization recorded in interest expense	261	150
Other	2,368	685
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	5,137	(11,151)
Inventories	941	832
Prepaid expenses and other assets	(461)	287
Accounts payable	(7,884)	2,822
Accrued liabilities	(6,140)	(4,768)
Net cash provided by operating activities	17,377	17,273

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(25,231)	(6,250)
Purchase of property and equipment	(5,328)	(6,118)
Net cash used in investing activities	(30,559)	(12,368)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	76,898	4,000
Principal payments of long-term debt and finance lease obligations	(56,230)	(12,567)
Payment of contingent consideration	(2,450)	—
Payment of debt issuance costs	(2,329)	—
Dividends paid to stockholders	(1,008)	(872)
Tax withholdings related to net share settlements of restricted stock	(1,567)	(1,653)
Net cash provided by (used in) financing activities	13,314	(11,092)
Effect of foreign exchange rate changes on cash	(741)	(307)
Net decrease in cash and cash equivalents	(609)	(6,494)
Cash and cash equivalents at beginning of period	31,901	30,614
Cash and cash equivalents at end of period	$31,292	$24,120

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$6,250	$6,250
Stock issued to settle contingent consideration	$4,874	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$941	$660
Debt issuance costs in accounts payable or accrued expenses	$164	$—

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

The initial purchase price consisted of $20.0 million in cash paid at closing, subject to customary post-closing working capital adjustments. The purchase price allocation is subject to adjustments based on a final determination of certain tax matters. Measurement period adjustments to the initial purchase price allocation were made during the second quarter of 2024 that resulted in a decrease of the purchase price of $67 and a corresponding decrease to goodwill for $67. An adjustment was also made to reduce inventory by $100, as well as an adjustment to increase intangible assets by $100.

The Company incurred $300 of transaction costs related to the acquisition during the six months ended June 30, 2024, which are included in business development on the condensed consolidated statements of income and comprehensive (loss) income.

The operating results of the acquisition are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue of SNC included within the condensed consolidated statements of income and comprehensive (loss) income for the three months ended June 30, 2024 was $9,961 and net income was $1,100 in the three months ended June 30, 2024. Revenue of SNC included within the condensed consolidated statements of income and comprehensive (loss) income for the six months ended June 30, 2024 was $18,470 and net income was $1,891 in the six months ended June 30, 2024.

Cash and cash equivalents	$881
Trade receivables	3,467
Inventories	9,100
Prepaid expenses and other assets	496
Property, plant, and equipment	4,258
Operating lease assets	378
Intangible assets	2,900
Goodwill	2,685
Other current liabilities	(3,188)
Deferred revenue	(55)
Operating lease liabilities	(378)
Net deferred income tax liabilities	(702)
Other noncurrent liabilities	(118)
Net purchase price	$19,724

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

The intangible assets acquired consist of $1,500 of customers lists, $600 of trade name, and $800 of technology, which are being amortized over 12, 10, and 10 years, respectively. Goodwill generated is related to the assembled workforce, synergies between Allient’s other operations and SNC that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to integrate each other’s products into more fully integrated system solutions, and Allient’s ability to utilize SNC’s management knowledge in providing complementary product offerings to the Company’s customers.

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

The following pro forma financial information presents the combined resulted of operations if the SNC acquisition had occurred as of January 1, 2023 and the Sierramotion acquisition had occurred as of January 1, 2022:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues	$136,032	$156,872	$284,039	$312,605
Income before income taxes	$1,599	$9,115	$10,989	$17,934

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of June 30, 2024 and December 31, 2023.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2024	2023	2024	2023
Industrial	$63,484	$65,588	$133,078	$128,845
Vehicle	28,662	34,739	63,316	65,570
Medical	19,235	20,887	38,321	44,562
Aerospace & Defense	18,477	18,979	35,295	40,266
Distribution and Other	6,174	6,576	12,735	13,075
Total	$136,032	$146,769	$282,745	$292,318

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2024	2023	2024	2023
North America (primarily U.S.)	$91,920	$100,965	$191,623	$198,332
Europe	37,145	38,326	77,805	78,223
Asia-Pacific	6,967	7,478	13,317	15,763
Total	$136,032	$146,769	$282,745	$292,318

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	June 30,	December 31,
	2024	2023
Contract liabilities in accrued liabilities	$2,467	$2,137
Contract liabilities in other long-term liabilities	2	8
	$2,469	$2,145

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the six months ended June 30, 2024 and 2023, the Company recognized revenue of $822 and $3,414, respectively, that was included in the opening contract liabilities balance.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	June 30,	December 31,
	2024	2023
Parts and raw materials	$89,463	$87,381
Work-in-process	11,212	11,456
Finished goods	20,978	18,849
	$121,653	$117,686

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		June 30,	December 31,
	Useful lives	2024	2023
Land		$1,776	$973
Building and improvements	5 - 39 years	28,870	26,201
Machinery, equipment, tools and dies	3 - 15 years	104,174	99,711
Construction in progress		8,210	9,300
Furniture, fixtures and other	3 - 10 years	24,767	24,439
		167,797	160,624
Less accumulated depreciation		(98,199)	(93,161)
Property, plant, and equipment, net		$69,598	$67,463

Depreciation expense was $3,185 and $3,248 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was approximately $6,355 and $6,384, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2024 is as follows:

June 30,
2024
Beginning balance	$131,338
Goodwill acquired	2,752
Impact of measurement period adjustments of acquisitions (Note 2)	(67)
Effect of foreign currency translation	(1,109)
Ending balance	$132,914

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	June 30, 2024			December 31, 2023
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.3 years	$117,489	$(46,308)	$71,181	$116,831	$(42,421)	$74,410
Trade name	13.9 years	16,054	(8,246)	7,808	15,572	(7,916)	7,656
Design and technologies	10.6 years	41,883	(13,779)	28,104	41,480	(12,173)	29,307
Total		$175,426	$(68,333)	$107,093	$173,883	$(62,510)	$111,373

Amortization expense for intangible assets was $3,131 and $3,142 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, amortization expense was $6,246 and $6,151, respectively.

Estimated future intangible asset amortization expense as of June 30, 2024 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2024	$6,273
2025	12,494
2026	12,397
2027	11,954
2028	11,220
Thereafter	52,755
Total estimated amortization expense	$107,093

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2024, 179,246 shares of unvested restricted stock were awarded at a weighted average market value of $30.05. Of the restricted shares granted, 107,377 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2024:

Number of
shares
Outstanding at beginning of period	254,110
Awarded	179,246
Vested	(115,982)
Forfeited	(28,664)
Outstanding at end of period	288,710

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock-based compensation expense, net of forfeitures, of $1,073 and $1,544 was recorded for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, stock based compensation expense, net of forfeitures, of $2,284 and $2,811 was recorded, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Compensation and fringe benefits	$11,714	$17,251
Accrued business acquisition consideration	—	12,638
Warranty reserve	1,966	2,139
Income taxes payable	396	2,483
Operating lease liabilities – current	5,026	5,142
Finance lease obligations – current	429	412
Contract liabilities	2,467	2,137
Contingent consideration – current	270	7,720
Restructuring related accruals	1,437	—
Other accrued expenses	7,420	6,566
	$31,125	$56,488

In June 2024, the Company began the first phase of the Simplify to Accelerate NOW plan. This phase included initiatives to realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and drive profitability. The expected annual savings from the first phase are approximately $5.0 million and are expected to begin being realized in the second half of 2024. The restructuring related accruals as of June 30, 2024 are expected to be substantially paid out by the end of 2024 and primarily relate to employee severance related expenses. Restructuring and business realignment costs of $1.5 million are included within business development in the condensed consolidated statement of income and comprehensive (loss) income for the three and six months ended June 30, 2024, and the amounts paid in cash by June 30, 2024 are not material.

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	June 30,	December 31,
	2024	2023
Long-term Debt
Revolving Credit Facility, long-term (1)	$180,962	$210,120
Note Payable	50,000	—
Unamortized debt issuance costs	(2,440)	(325)
Finance lease obligations – noncurrent	8,386	8,607
Long-term debt	$236,908	$218,402
(1)	The effective interest rate on long-term debt obligations is 5.17% at June 30, 2024.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

On March 1, 2024, the Company entered into a Third Amended and Restated Credit Agreement (the “2024 Amended Credit Agreement”) for a $280 million revolving credit facility (the “Revolving Facility”). The changes made to the Company’s previous credit facility by the 2024 Amended Credit Agreement include: i) providing for a $50 million accordion amount and ii) extending the term from February 12, 2025 to March 1, 2029. Additionally, the Company has entered into a $150 million fixed-rate private shelf facility (the “2024 Note Payable Agreement”) under which $50.0 million of borrowings occurred on March 21, 2024. These agreements, collectively, are referred to as the “2024 Credit and Note Payable Agreements”. Pursuant to the 2024 Note Payable Agreement, the Company may from time to time issue and sell, and the borrower may consider in its sole discretion the purchase of, in one or a series of transactions, senior notes of the Company in an aggregate principal amount of up to $150 million (“Shelf Notes”). The Shelf Notes will have a maturity date of no more than 10.5 years after the date of original issuance and may be issued through March 1, 2027, unless either party terminates such issuance right. Debt issuance costs of $2.4 million were incurred related to the 2024 Credit and Note Payable Agreements and is included within unamortized debt issuance costs noted above.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2024.

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

On March 21, 2024, the Company issued and sold $50.0 million in aggregate principal amount of the Series A Senior Notes due March 21, 2031 (the “Series A Notes”). The Series A Notes were issued pursuant to the 2024 Note Payable Agreement. The Series A Notes represent senior promissory notes of the Company and will bear interest at 5.96% and will mature on March 21, 2031. Interest on the Series A Notes will be payable quarterly on the 21st day of March, June, September and December in each year, commencing on June 21, 2024. Interest is computed on the basis of a 360-day year composed of twelve 30-day months. There are no separate covenants relating to the Series A Notes. All additional borrowings are subject to the leverage ratio compliance. The Series A Notes may be prepaid at the option of the Company, in accordance with the terms of the 2024 Note Payable Agreement, at 100% of the principal amount to be prepaid plus accrued interest plus the defined “Make-Whole Amount,” if any. The Make-Whole Amount is an amount equal to the excess, if any, of the discounted value of the remaining schedule payments with respect to principal on the Series A Notes being prepaid over the amount of the prepaid principal.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

As of June 30, 2024, the unused Revolving Facility was $99,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations. There is $164 of deferred financing fees accrued but not paid relating to the Revolving Facility as of June 30, 2024.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $17,089 and $22,193 at June 30, 2024 and December 31, 2023, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and six months ended June 30, 2024, the Company had a gain of $31 and a loss of $81, respectively, and during the three and six months ended June 30, 2023, the Company had losses of $90 and $96, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

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

As of June 30, 2024, the Company estimates that $2,515 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Prepaid expenses and other assets	$2	$54
Interest rate swaps	Prepaid expenses and other assets	1,298	2,254
Interest rate swaps	Other long-term assets	2,411	2,177
		$3,711	$4,485

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Accrued liabilities	$52	$—
		$52	$—

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2024 and 2023:

	Amount of pre-tax gain (loss) recognized		Amount of pre-tax gain (loss) recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$360	$1,877	$1,295	$1,131

	Amount of pre-tax gain reclassified		Amount of pre-tax gain reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2024	2023	2024	2023

Interest expense	$1,033	$947	$2,069	$1,766

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2024	2023	2024	2023
Interest rate swaps	Interest Expense	$3,384	$3,162	$6,772	$6,145

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$3,711	$—	$3,711	$—	$—	$3,711

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$4,485	$—	$4,485	$—	$—	$4,485

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$52	$—	$52	$—	$—	$52

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$—	$—	$—	$—	$—	$—

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

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively, by level within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,120	$—	$—
Deferred compensation plan assets	4,416	—	—
Foreign currency hedge contracts, net	—	(50)	—
Interest rate swaps, net	—	3,709	—
Contingent consideration	—	—	(270)

	December 31, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,859	$—	$—
Deferred compensation plan assets	4,305	—	—
Foreign currency hedge contracts, net	—	54	—
Interest rate swaps, net	—	4,431	—
Contingent consideration	—	—	(7,990)

The contingent consideration fair value measurement represents amounts in connection with the acquisitions of Sierramotion, which had a maximum amount of $2,000 and ALIO Industries (“ALIO”), which does not have a maximum amount. The measurements are based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn-out period using management’s best estimates, or a probability-weighted discounted cash flow analysis. The contingent consideration for the acquisition of Sierramotion consisted of Company stock and $2,000 was earned and settled in the first quarter of 2024. The contingent consideration of ALIO is settled 50% in Company stock and 50% cash. $5,747 was earned in 2023 and paid out in the first quarter of 2024, consisting of $2,874 in Company stock and $2,873 of cash (of which $2,450 is included in financing activities and the remainder in operating activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2024). The remaining contingent consideration is included in accrued liabilities on the condensed consolidated balance sheet as of June 30, 2024, as the earnout period expires in the fourth quarter of 2024. As of December 31, 2023, contingent consideration of $7,720 is included in accrued liabilities and $270 is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The effective income tax rate was 20.6% and 23.9% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was lower due primarily to an increase in the net discrete tax cost/benefit, primarily related to share based awards. For the six months ended June 30, 2024 and 2023, the effective income tax rate was 21.6% and 23.6%, respectively. The effective tax rate was lower due primarily to an increase in the net discrete tax cost/benefit, primarily related to share based awards and the reversal in prior years of uncertain tax positions.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2024 and 2023 was as follows:

	June 30,
	2024	2023
Cash paid for operating leases	$3,185	$2,796
Cash paid for interest on finance lease obligations	$205	$214
Assets acquired under operating leases	$858	$1,888
Operating lease assets obtained in acquisitions	$378	$—

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $7,892 and $8,208 as of June 30, 2024 and December 31, 2023, respectively, are included in property, plant and equipment, net. As of June 30, 2024, finance lease obligations of $429 are included in accrued liabilities and $8,386 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2023, finance lease obligations of $412 are included in accrued liabilities and $8,607 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2024:

	Operating Leases	Finance Leases
Remainder of 2024	$3,033	$407
2025	5,151	831
2026	4,516	847
2027	3,798	867
2028	2,871	886
Thereafter	5,757	7,884
Total undiscounted cash flows	$25,126	$11,722
Less: present value discount	(2,643)	(2,907)
Total lease liabilities	$22,483	$8,815

As of June 30, 2024, the Company has entered into leases for building renewal and expansion, with future minimum lease payments of $3,510 that have not yet commenced.

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $237 and $473 during the three and six months ended June 30, 2024 and $220 and $441 during the three and six months ended June 30, 2023, respectively, and is obligated to make payments of $433 during the remainder of 2024. Future fixed minimum lease payments under these leases as of June 30, 2024 are $5,828.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended June 30, 2024 and 2023 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2024	$(344)	$4,329	$(982)	$(17,664)	$(14,661)
Unrealized gain (loss) on cash flow hedges	—	360	(86)	—	274
Amounts reclassified from AOCI	—	(1,033)	248	—	(785)
Foreign currency translation loss	—	—	—	(1,178)	(1,178)
At June 30, 2024	$(344)	$3,656	$(820)	$(18,842)	$(16,350)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2023	$(594)	$5,745	$(1,322)	$(15,571)	$(11,742)
Unrealized gain (loss) on cash flow hedges	—	1,877	(450)	—	1,427
Amounts reclassified from AOCI	—	(947)	227	—	(720)
Foreign currency translation loss	—	—	—	(426)	(426)
At June 30, 2023	$(594)	$6,675	$(1,545)	$(15,997)	$(11,461)

AOCI for the six months ended June 30, 2024 and 2023 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	1,295	(311)	—	984
Amounts reclassified from AOCI	—	(2,070)	497	—	(1,573)
Foreign currency translation loss	—	—	—	(5,586)	(5,586)
At June 30, 2024	$(344)	$3,656	$(820)	$(18,842)	$(16,350)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized gain (loss) on cash flow hedges	—	1,131	(248)	—	883
Amounts reclassified from AOCI	—	(1,766)	457	—	(1,309)
Foreign currency translation gain	—	—	—	928	928
At June 30, 2023	$(594)	$6,675	$(1,545)	$(15,997)	$(11,461)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive (loss) income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first and second quarters of 2024 as well as in the second quarter of 2023 and $0.025 in the first quarter of 2023.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	16,567	15,969	16,480	15,921
Dilutive effect of potential common shares	16	250	60	257
Diluted weighted average shares outstanding	16,583	16,219	16,540	16,178

For the three and six months ended June 30, 2024, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 21,000 and 67,000, respectively. For the three and six months ended June 30, 2023, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenue for the three months ended June 30, 2024 and 2023 was comprised of 52% and 58%, respectively, shipped to U.S. customers. For the six months ended June 30, 2024 and 2023, revenues was comprised of 55% and 57%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $33,935 and $35,751 as of June 30, 2024 and December 31, 2023, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended June 30, 2023, one customer accounted for 12% of revenues. For each of the six months ended June 30, 2024 and 2023, this customer accounted for 10% of revenues. This customer accounted for 15% of accounts receivable as of December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the word “believe,” “anticipate,” “expect,” “project,” “intend,” “will continue,” “will likely result,” “should” or words or phrases of similar meaning. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to differ materially from the expected results described in the forward-looking statements. The risks and uncertainties include those associated with: the domestic and foreign general business and economic conditions in the markets we serve, including political and currency risks and adverse changes in local legal and regulatory environments; the severity, magnitude and duration of the impact of global pandemics, including impacts from businesses’ and governments’ responses to the impact on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains; our inability to predict the extent to which global pandemic impacts will adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives; the geopolitical conflicts and their ability to create instability and economic uncertainty; the introduction of new technologies and the impact of competitive products; the ability to protect the Company’s intellectual property; our ability to sustain, manage or forecast our growth and product acceptance to accurately align capacity with demand; the continued success of our customers and the ability to realize the full amounts reflected in our order backlog as revenue; the loss of significant customers or the enforceability of the Company’s contracts in connection with a merger, acquisition, disposition, bankruptcy, or otherwise; our ability to meet the technical specifications of our customers; the performance of subcontractors or suppliers and the continued availability of parts and components; failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach, ransomware, or failure of one or more key information technology systems, networks, processes, associated sites or service providers; changes in government regulations; the availability of financing and our access to capital markets, borrowings, or financial transactions to hedge certain risks; the ability to attract and retain qualified personnel, and in particular those who can design new applications and products for the motion industry; the ability to implement our corporate strategies designed for growth and improvement in profits including to identify and consummate favorable acquisitions to support external growth and the development of new technologies; the ability to successfully integrate an acquired business into our business model without substantial costs, delays, or problems; our ability to control costs, including the establishment and operation of low cost region manufacturing and component sourcing capabilities; and in the Company’s Annual Report in Form 10-K. Actual results, events and performance may differ materially from the Company’s forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as a prediction of actual results. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. The Company has no obligation or intent to release publicly any revisions to any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Environment

Recent Events

Beginning in 2022 and continuing through 2023 and into 2024, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also experienced the effect of a higher interest rate environment in those periods. Gross domestic product growth slowed throughout 2022 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. While gross domestic product began to rebound in 2023, the factors contributing to supply chain disruptions, labor shortages, and global inflation remained persistent into 2023, along with elevated geopolitical instability. There were varying degrees of impact on our customers, and thus our business around the world, with Europe experiencing the greatest amount of stress in 2023 and into 2024.

The current geopolitical conflicts are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain, and certain customer ordering patterns. We have been closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns and realize efficiencies. The ordering patterns of our aerospace and defense customers have been particularly impacted by changes in sovereign governments priorities and budgets. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

Changing order patterns, supply chain disruptions, and the evolution of our business have required us to carry larger inventories in 2024 and 2023 to meet the needs of our customers, especially as they began to return to a new normal after the disruptions caused by the COVID-19 pandemic. In the second quarter of 2024, there were more abrupt and larger changes to order patterns as our customers reacted to elevated inventory levels and slowing customer demand. Several customers, particularly in the Vehicle and Industrial markets, reduced demand or pushed out delivery dates for their orders, and we experienced and acceleration of our customers’ actions during the second quarter of 2024.

As the pace of our customers’ actions increased, we recently advanced our “Simplify to Accelerate NOW” strategy. This strategy is being implemented to reduce costs and help create earnings momentum as the Company seeks to enhance efficiency, reduce working capital requirements and strengthen cash flow through realignment and rationalization of our resources.

The Simplify to Accelerate NOW strategy is centered on three high-level strategic initiatives:

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

In the second quarter of 2024, we began to implement the first phase of our Simplify to Accelerate NOW strategy. We executed certain actions that streamline our operations to enhance efficiency as well as drive profitability. Expected cost savings of the first phase of this initiative are anticipated to be approximately $5.0 million annually. As part of this phase, the Company expects to realign production and rationalize our footprint over the course of the second half of 2024. In addition, the Company has implemented reductions to its workforce in many operations throughout the world, to reflect the reduction in sales it is forecasting for the remainder of 2024. The costs associated with this phase are expected to be approximately $1.5 million, primarily related to severance and related expenses.

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

Operating Results

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	For the three months ended		2024 vs. 2023
	June 30,		Variance
(Dollars in thousands, except per share data)	2024	2023	$	%
Revenues	$136,032	$146,769	$(10,737)	(7)%
Cost of goods sold	95,356	100,792	(5,436)	(5)%
Gross profit	40,676	45,977	(5,301)	(12)%
Gross margin percentage	29.9%	31.3%
Operating costs and expenses:
Selling	6,662	6,301	361	6%
General and administrative	14,142	14,162	(20)	—%
Engineering and development	10,293	9,952	341	3%
Business development	1,569	400	1,169	292%
Amortization of intangible assets	3,131	3,142	(11)	—%
Total operating costs and expenses	35,797	33,957	1,840	5%
Operating income	4,879	12,020	(7,141)	(59)%
Interest expense	3,384	3,162	222	7%
Other expense (income), net	46	(42)	88	(210)%
Total other expense	3,430	3,120	310	10%
Income before income taxes	1,449	8,900	(7,451)	(84)%
Income tax provision	(299)	(2,131)	1,832	(86)%
Net income	$1,150	$6,769	$(5,619)	(83)%

Effective tax rate	20.6%	23.9%
Diluted earnings per share	$0.07	$0.42	$(0.35)	(83)%
Bookings	$137,373	$137,008	$365	—%
Backlog	$259,002	$298,695	$(39,693)	(13)%

REVENUES: The decrease in revenues during the second quarter 2024 reflects decreases in each of the target markets, most significantly within Vehicle and Industrial markets. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers in the current period, partially offset by revenue contributed from the 2023 and 2024 acquisitions. Our revenue for the second quarter of 2024 was comprised of 52% to U.S. customers and 48% to customers primarily in Europe, Canada, and Asia-Pacific. The overall decrease in revenue was primarily due to volume decreases as foreign currency impact was not significant. The acquisitions completed in 2023 and 2024 contributed an incremental $10,893 of revenue in the three months ended June 30, 2024. Organic revenue decreased 14.2% during the second quarter 2024.

ORDER BOOKINGS AND BACKLOG: Bookings remained consistent in the second quarter 2024 compared to 2023, due primarily to a 0.9% increase in volume offset by a 0.6% decrease in foreign currency impact.

GROSS PROFIT AND GROSS MARGIN: Gross profit decreased to $40,676 in the second quarter of 2024 from $45,977 in the second quarter of 2023 driven by lower sales volume, and gross margins decreased to 29.9% for 2024, compared to 31.3% for 2023. The decrease in gross margin percentage was driven by lower fixed cost absorption on lower sales volumes, as well as the gross margin impact of our most recent acquisition.

SELLING EXPENSES: Selling expenses increased 6% during the second quarter of 2024 compared to 2023 primarily due to increased costs in connection with our recently completed acquisitions. Selling expenses as a percentage of revenues were 5% and 4% in the three months ended June 30, 2024 and 2023, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses remained consistent during the second quarter 2024 compared to 2023 due primarily to increased costs in connection with our recently completed acquisitions, offset by lower incentive compensation. As a percentage of revenues, general and administrative expenses were 10% in the three months ended June 30, 2024 and 2023.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 3% in the second quarter of 2024 compared to 2023. The increase is primarily due to the increased costs in connection with our recently completed acquisitions. As a percentage of revenues, engineering and development expenses were 8% and 7% for the three months ended June 30, 2024 and 2023, respectively.

BUSINESS DEVELOPMENT COSTS: Business development costs include acquisition and integration related costs as well as restructuring and business realignment costs. The increase in business development costs in the second quarter of 2024 compared to 2023 primarily reflects restructuring-related costs associated with our Simplify to Accelrate NOW strategy, which contributed $1,469 of the increase over the prior year period.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense increased in the second quarter of 2024 compared to 2023 due to higher interest rates and higher average debt balances compared to the prior year period. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 20.6% and 23.9% for the three months ended June 30, 2024 and 2023, respectively. The lower effective tax rate in the second quarter of 2024 as compared to the second quarter of 2023 is primarily due to the realization of certain deferred income tax assets that had been reserved in prior years, as well as the impact of the mix of foreign and domestic income. The Company expects its income tax rate for the full year 2024 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during the second quarter of 2024 compared to 2023, primarily relating to lower sales volume, including a decrease in organic revenue, as well as an increase in operating expenses, primarily in business development, relating to the restructuring related costs incurred. Adjusted net income for the quarters ended June 30, 2024 and 2023 was $4,857 and $9,471, respectively. Adjusted diluted earnings per share for the second quarter of 2024 and 2023 were $0.29 and $0.58, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $11,249 for the second quarter of 2024 compared to $18,452 for the second quarter of 2023. Adjusted EBITDA was $13,931 and $20,381 for the second quarters of 2024 and 2023, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	For the six months ended		2024 vs. 2023
	June 30,		Variance
(Dollars in thousands, except per share data)	2024	2023	$	%
Revenues	$282,745	$292,318	$(9,573)	(3)%
Cost of goods sold	194,692	200,507	(5,815)	(3)%
Gross profit	88,053	91,811	(3,758)	(4)%
Gross margin percentage	31.1%	31.4%
Operating costs and expenses:
Selling	12,960	12,333	627	5%
General and administrative	28,582	28,982	(400)	(1)%
Engineering and development	21,360	20,339	1,021	5%
Business development	1,926	597	1,329	223%
Amortization of intangible assets	6,246	6,151	95	2%
Total operating costs and expenses	71,074	68,402	2,672	4%
Operating income	16,979	23,409	(6,430)	(27)%
Interest expense	6,772	6,145	627	10%
Other (income) expense, net	(63)	145	(208)	(143)%
Total other expense, net	6,709	6,290	419	7%
Income before income taxes	10,270	17,119	(6,849)	(40)%
Income tax provision	(2,218)	(4,035)	1,817	(45)%
Net income	$8,052	$13,084	$(5,032)	(38)%

Effective tax rate	21.6%	23.6%
Diluted earnings per share	$0.49	$0.81	$(0.32)	(40)%
Bookings	$259,500	$260,206	$(706)	—%
Backlog	$259,002	$298,695	$(39,693)	(13)%

REVENUES: The decrease in revenues for the year to date 2024 reflects decreases primarily within Vehicle and Medical markets. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers in the current period, partially offset by revenue contributes from the 2023 and 2024 acquisitions. Our revenues for the period ended June 30, 2024 was comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada and Asia-Pacific. The overall decrease in revenue was due to a 3% volume decrease as well as an insignificant unfavorable currency impact. The acquisitions completed in 2023 and 2024 contributed an incremental $20,383 of revenue in the six months ended June 30, 2024. Organic revenue decreased 10.1% during the year to date 2024.

ORDER BOOKINGS AND BACKLOG: Orders remained consistent for the year to date 2024 compared to 2023, and included a 0.2% decrease in foreign currency impact as well as a 0.1% decrease in volume.

GROSS PROFIT AND GROSS MARGIN: Gross profit decreased to $88,053 for year to date 2024 from $91,811 in 2023 driven by lower sales volume, and gross margins decreased to 31.1% for 2024, compared to 31.4% for 2023. The decrease in gross margin percentage was driven by lower fixed cost absorption on lower sales volumes, as well as the gross margin impact of our most recent acquisition.

SELLING EXPENSES: Selling expenses increased 5% during year to date 2024 compared to 2023 primarily due to increased costs in connection with our recently completed acquisitions. Selling expenses as a percentage of revenues were comparable at 5% and 4% during year to date 2024 and 2023, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by 1% during the six months ended June 30, 2024 compared to the same period of 2023 due primarily to a decrease in incentive compensation. As a percentage of revenues, general and administrative expenses were 10% in each of 2024 and 2023.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 5% during the year to date 2024 compared to 2023. The increase is due primarily to the inclusion and nature of our recent acquisitions. As a percentage of revenues, engineering and development expenses were 8% for the six months ended June 30, 2024 compared to 7% for the six months ended June 30, 2023.

BUSINESS DEVELOPMENT COSTS: Business development costs include acquisition and integration related costs as well as restructuring and business realignment costs. The increase in business development costs for year to date 2024 compared to 2023 primarily reflects restructuring-related costs associated with our Simplify to Accelerate NOW strategy, which contributed $1,469 of the increase over the prior year period.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year to date 2024 compared to 2023 due to incremental intangible amortization attributable to the 2023 and 2024 acquisitions.

INTEREST EXPENSE: Interest expense increased by 10% for the year to date 2024 compared to 2023 primarily due to an increase in interest rates, as well as, to a lesser extent, an increase in average debt levels to fund acquisitions and capital expenditures. The increase in interest expense is partially offset in part by interest rate swaps.

INCOME TAXES: For the six months ended June 30, 2024 and 2023, the effective income tax rate was 21.6% and 23.6%, respectively. The effective tax rate for the six months ended June 30, 2024 does not include any significant discrete tax benefits or costs. For the six months ended June 30, 2023, the effective tax rate includes a discrete tax benefit of (2.2%), primarily related to the reversal of uncertain tax positions and share-based payment awards.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during year to date 2024 compared to 2023, primarily relating to lower sales volume, including a decrease in organic revenue, as well as an increase in operating expenses, primarily in business development, relating to the restructuring costs incurred. Adjusted net income for the six month periods ended June 30, 2024 and 2023 was $14,403 and $18,405, respectively. Adjusted diluted earnings per share for year to date 2024 and 2023 were $0.87 and $1.14, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $29,843 for year to date 2024 compared to $35,799 for year to date 2023. Adjusted EBITDA was $33,971 and $39,406 for year to date 2024 and 2023, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of organic revenue for the three and six months ended June 30, 2024 is as follows:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Revenue change over prior year	(7.3)%	(3.3)%
Less: Impact of acquisitions and foreign currency	6.9	6.8
Organic revenue	(14.2)%	(10.1)%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income as reported	$1,150	$6,769	$8,052	$13,084
Interest expense	3,384	3,162	6,772	6,145
Provision for income tax	299	2,131	2,218	4,035
Depreciation and amortization	6,416	6,390	12,801	12,535
EBITDA	11,249	18,452	29,843	35,799
Stock-based compensation expense	1,073	1,544	2,284	2,811
Acquisition and integration-related costs	100	163	457	296
Restructuring and business realignment costs	1,469	237	1,469	301
Foreign currency loss (gain)	40	(15)	(82)	199
Adjusted EBITDA	$13,931	$20,381	$33,971	$39,406

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands except per share amounts):

	For the three months ended
	June 30,
		Per diluted		Per diluted
	2024	share	2023	share
Net income as reported	$1,150	$0.07	$6,769	$0.42
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,475	0.15	2,407	0.14
Foreign currency loss (gain) – net	30	—	(11)	—
Acquisition and integration-related costs – net	77	—	124	0.01
Restructuring and business realignment costs – net	1,125	0.07	182	0.01
Non-GAAP adjusted net income and adjusted diluted earnings per share	$4,857	$0.29	$9,471	$0.58
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

	For the six months ended
	June 30,
		Per diluted		Per diluted
	2024	share	2023	share
Net income as reported	$8,052	$0.49	$13,084	$0.81
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	4,938	0.30	4,712	0.29
Foreign currency (gain) loss – net	(62)	—	152	0.01
Acquisition and integration-related costs – net	350	0.02	227	0.01
Restructuring and business realignment costs – net	1,125	0.06	230	0.02
Non-GAAP adjusted net income and adjusted diluted earnings per share	$14,403	$0.87	$18,405	$1.14
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $609 to a balance of $31,292 at June 30, 2024 from December 31, 2023.

			2024 vs.
	Six Months Ended		2023
	June 30,		Variance
(in thousands):	2024	2023	$
Net cash provided by operating activities	$17,377	$17,273	$104
Net cash used in investing activities	(30,559)	(12,368)	(18,191)
Net cash provided by (used in) financing activities	13,314	(11,092)	24,406
Effect of foreign exchange rates on cash	(741)	(307)	(434)
Net increase in cash and cash equivalents	$(609)	$(6,494)	$5,885

Of the $31,292 of cash and cash equivalents at June 30, 2024, $26,372 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the six months ended June 30, 2024, the increase in cash provided by operating activities is due to collections on accounts receivable, largely offset by increase in accounts payable and accrued liabilities, as well as lower sales.

The increase in cash used in investing activities in the six months ended June 30, 2024 relates to $20 million in cash paid for the acquisition of SNC. For the year to date 2024 and 2023, $6,250 of cash was paid relating to the 2022 Spectrum acquisition. Cash used in investing activities in the six months ended June 30, 2024 includes $5,328 for purchases of property and equipment compared to

$6,118 during the six months ended June 30, 2023. Capital expenditures are expected to be between $11,000 and $15,000 for the full year 2024.

The increase in cash provided by financing activities during the six months ended June 30, 2024 is primarily due to borrowings of $20,000 to fund the SNC acquisition. Debt payments of $3,000 were made during the six months ended June 30, 2023. The $50,000 Notes issued in March 2024 were used to pay down the Revolving Facility. As of June 30, 2024, we had $180,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2024.

As of June 30, 2024, the unused Revolving Facility was $99,038. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

The Company declared dividends of $0.06 per share during the six months ended June 30, 2024 and $0.055 per share during the six months ended June 30, 2023. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

We believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to strengthen our balance sheet, such as retaining cash to support shorter term needs and amending our revolving credit facility leaves us well-positioned to manage our business. We continually assess our liquidity and cash positions taking geopolitical and other market uncertainties into consideration. Based on our analysis, we believe our existing balances of cash, our currently anticipated operating cash flows, and our available financing under agreements in place will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,618 on our sales for the six months ended June 30, 2024. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended June 30, 2024 increased revenues in comparison to the six months ended June 30, 2023 by $723. For the six months ended June 30, 2024, we estimate that foreign currency exchange rate fluctuations increased revenue by $485 in 2024 compared to 2023.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive (loss) income. The translation adjustments were a loss of $1,178 and a gain of $426 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the translation adjustments were a loss of $5,586 and a gain of $928, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $16,669 on our foreign net assets as of June 30, 2024.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income (loss). To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $17,089 at June 30, 2024. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and six months ended June 30, 2024, we recorded a gain of $31 and a loss of $81 on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to a gain of $23 and a loss of $199 for the six months ended June 30, 2024 and 2023, respectively.

Interest Rates

The Series A Notes under our 2024 Note Payable Agreement will bear interest at a fixed rate 5.96% and will mature on March 21, 2031. Interest on the Notes will be payable quarterly on the 21st day of March, June, September and December in each year, commencing on June 21, 2024. Interest will be computed on the basis of a 360-day year composed of twelve 30-day months.

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (1.875% at June 30, 2024), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.

As of June 30, 2024, we had $180,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $100,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $80,962 of unhedged floating rate debt outstanding at June 30, 2024 would have approximately a $300 impact on our interest expense for the six months ended June 30, 2024.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
04/01/24 to 04/30/24	42,078	$34.43	—	—
05/01/24 to 05/31/24	82	26.70	—	—
06/01/24 to 06/30/24	—	—	—	—
Total	42,160	$34.41	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2024, the Company did not have an authorized stock repurchase plan in place.

.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended June 30, 2024.

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

DATE:	August 7, 2024	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer