Form 10-Q
period 2024-09-30
ALLIENT INC
filed 2024-11-06
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

Number of Shares of the only class of Common Stock outstanding: 16,845,378 as of November 6, 2024

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,118	$31,901
Trade receivables, net of provision for credit losses of $1,239 and $1,240 at September 30, 2024 and December 31, 2023, respectively	82,549	85,127
Inventories	117,605	117,686
Prepaid expenses and other assets	13,582	13,437
Total current assets	250,854	248,151
Property, plant, and equipment, net	68,396	67,463
Deferred income taxes	7,663	7,760
Intangible assets, net	104,593	111,373
Goodwill	134,390	131,338
Operating lease assets	23,627	24,032
Other long-term assets	6,912	7,425
Total Assets	$596,435	$597,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,894	$39,129
Accrued liabilities	32,292	56,488
Total current liabilities	61,186	95,617
Long-term debt	231,415	218,402
Deferred income taxes	4,078	4,337
Pension and post-retirement obligations	2,735	2,679
Operating lease liabilities	19,343	19,532
Other long-term liabilities	4,811	5,400
Total liabilities	323,568	345,967
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,840 and 16,308 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	110,278	95,937
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	174,497	165,813
Accumulated other comprehensive loss	(11,908)	(10,175)
Total stockholders’ equity	272,867	251,575
Total Liabilities and Stockholders’ Equity	$596,435	$597,542

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$125,213	$145,319	$407,958	$437,637
Cost of goods sold	85,949	97,821	280,641	298,328
Gross profit	39,264	47,498	127,317	139,309
Operating costs and expenses:
Selling	6,323	6,021	19,283	18,354
General and administrative	13,856	14,642	42,438	43,624
Engineering and development	9,056	10,702	30,416	31,041
Business development	278	1,194	2,204	1,791
Amortization of intangible assets	3,135	3,075	9,381	9,226
Total operating costs and expenses	32,648	35,634	103,722	104,036
Operating income	6,616	11,864	23,595	35,273
Other expense, net:
Interest expense	3,435	3,164	10,207	9,309
Other expense, net	468	42	405	187
Total other expense, net	3,903	3,206	10,612	9,496
Income before income taxes	2,713	8,658	12,983	25,777
Income tax provision	(612)	(1,992)	(2,830)	(6,027)
Net income	$2,101	$6,666	$10,153	$19,750
Basic earnings per share:
Earnings per share	$0.13	$0.42	$0.61	$1.24
Basic weighted average common shares	16,574	15,979	16,513	15,940
Diluted earnings per share:
Earnings per share	$0.13	$0.41	$0.61	$1.22
Diluted weighted average common shares	16,605	16,237	16,581	16,198
Net income	$2,101	$6,666	$10,153	$19,750
Other comprehensive income (loss):
Foreign currency translation adjustment	5,821	(2,923)	235	(1,995)
Loss on derivatives, net of tax	(1,379)	(170)	(1,968)	(596)
Comprehensive income	$6,543	$3,573	$8,420	$17,159

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	167	(139)					(139)
Share issuance in connection with acquisitions	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock-based compensation expense		1,211					1,211
Shares withheld for payment of employee payroll taxes	(4)	(121)					(121)
Comprehensive loss				(4,408)	(102)		(4,510)
Tax effect of derivative transactions					24		24
Net income			6,902				6,902
Dividends to stockholders - $0.03			(500)				(500)
Balances, March 31, 2024	16,906	$109,576	$172,215	$(17,664)	$3,347	$(344)	$267,130
Issuance of restricted stock, net of forfeitures	(23)						—
Stock-based compensation expense		1,073					1,073
Shares withheld for payment of employee payroll taxes	(42)	(1,446)					(1,446)
Comprehensive loss				(1,178)	(673)		(1,851)
Tax effect of derivative transactions					162		162
Net income			1,150				1,150
Dividends to stockholders - $0.03			(503)				(503)
Balances, June 30, 2024	16,841	$109,203	$172,862	$(18,842)	$2,836	$(344)	$265,715
Stock transactions under employee benefit stock plans							—
Issuance of restricted stock, net of forfeitures							—
Share issuance in connection with acquisitions							—
Stock-based compensation expense		1,098					1,098
Shares withheld for payment of employee payroll taxes	(1)	(23)					(23)
Comprehensive income (loss)				5,821	(1,809)		4,012
Tax effect of derivative transactions					430		430
Net income			2,101				2,101
Dividends to stockholders - $0.03			(466)				(466)
Balances, September 30, 2024	16,840	$110,278	$174,497	$(13,021)	$1,457	$(344)	$272,867

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2022	15,978	$83,852	$143,576	$(16,925)	$5,556	$(594)	$215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	103	(34)					(34)
Share issuance in connection with acquisition	185	6,250					6,250
Stock-based compensation expense		1,267					1,267
Shares withheld for payment of employee payroll taxes	(4)	(146)					(146)
Comprehensive income (loss)				1,354	(1,565)		(211)
Tax effect of derivative transactions					432		432
Net income			6,315				6,315
Dividends to stockholders - $0.025			(403)				(403)
Balances, March 31, 2023	16,293	$92,435	$149,488	$(15,571)	$4,423	$(594)	$230,181
Issuance of restricted stock, net of forfeitures	14	11					11
Stock-based compensation expense		1,544					1,544
Shares withheld for payment of employee payroll taxes	(39)	(1,507)					(1,507)
Comprehensive (loss) income				(426)	930		504
Tax effect of derivative transactions					(223)		(223)
Net income			6,769				6,769
Dividends to stockholders - $0.03			(485)				(485)
Balances, June 30, 2023	16,268	$92,483	$155,772	$(15,997)	$5,130	$(594)	$236,794
Issuance of restricted stock, net of forfeitures	(18)	—					—
Share issuance in connection with acquisitions	35	1,079					1,079
Stock-based compensation expense		1,354					1,354
Shares withheld for payment of employee payroll taxes	(5)	(174)					(174)
Comprehensive (loss) income				(2,923)	(224)		(3,147)
Tax effect of derivative transactions					54		54
Net income			6,666				6,666
Dividends to stockholders - $0.03			(485)				(485)
Balances, September 30, 2023	16,280	$94,742	$161,953	$(18,920)	$4,960	$(594)	$242,141

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$10,153	$19,750
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,248	18,956
Deferred income taxes	(45)	122
Stock-based compensation expense	3,382	4,165
Debt issue cost amortization recorded in interest expense	379	225
Other	3,248	987
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	6,012	(14,358)
Inventories	5,500	(1,344)
Prepaid expenses and other assets	142	(1,553)
Accounts payable	(12,259)	2,871
Accrued liabilities	(6,302)	(2,689)
Net cash provided by operating activities	29,458	27,132

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(25,231)	(11,004)
Purchase of property and equipment	(6,903)	(7,850)
Net cash used in investing activities	(32,134)	(18,854)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	76,898	11,000
Principal payments of long-term debt and finance lease obligations	(61,333)	(22,325)
Payment of contingent consideration	(2,450)	—
Payment of debt issuance costs	(2,329)	—
Dividends paid to stockholders	(1,505)	(1,348)
Tax withholdings related to net share settlements of restricted stock	(1,596)	(1,827)
Net cash provided by (used in) financing activities	7,685	(14,500)
Effect of foreign exchange rate changes on cash	208	(556)
Net increase (decrease) in cash and cash equivalents	5,217	(6,778)
Cash and cash equivalents at beginning of period	31,901	30,614
Cash and cash equivalents at end of period	$37,118	$23,836

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$6,250	$7,329
Stock issued to settle contingent consideration	$4,874	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$952	$1,960
Debt issuance costs in accounts payable or accrued expenses	$568	$185

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

The initial purchase price consisted of $20.0 million in cash paid at closing, subject to customary post-closing working capital adjustments. The purchase price allocation is subject to adjustments based on a final determination of certain tax matters. Measurement period adjustments to the initial purchase price allocation were made during the second quarter of 2024 that resulted in a decrease of the purchase price of $67 and a corresponding decrease to goodwill for $67. Adjustments were made in the third quarter of 2024 that resulted in a decrease to inventory of $500, as well as a decrease to deferred income tax liabilities of $110 and an increase to goodwill of $390.

The Company incurred $313 of transaction costs related to the acquisition during the nine months ended September 30, 2024, which are included in business development on the condensed consolidated statements of income and comprehensive income.

The operating results of the acquisition are included in the condensed consolidated financial statements beginning on the date of the acquisition. Revenue of SNC included within the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2024 was $9,602 and net income was $1,140 in the three months ended September 30, 2024. Revenue of SNC included within the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2024 was $28,072 and net income was $3,014 in the nine months ended September 30, 2024.

Cash and cash equivalents	$881
Trade receivables	3,467
Inventories	8,600
Prepaid expenses and other assets	496
Property, plant, and equipment	4,258
Operating lease assets	378
Intangible assets	2,900
Goodwill	3,075
Other current liabilities	(3,188)
Deferred revenue	(55)
Operating lease liabilities	(378)
Net deferred income tax liabilities	(592)
Other noncurrent liabilities	(118)
Net purchase price	$19,724

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

On September 22, 2023, the Company acquired 100% of the ownership interest in Sierramotion Inc. (“Sierramotion”), a company headquartered in California, that specializes in designing and engineering turn-key motion components and mechatronic solutions for robotic, medical, industrial, defense, semiconductor, and other precision applications. The final purchase price for Sierramotion of $8.4 million included contingent consideration payable which was paid in the first quarter of 2024 (see Note 12 for breakout of payment) and at closing consisted of a combination of cash and Company stock. The intangible assets and goodwill are expected to be deductible for tax purposes. The purchase price allocation is final for this acquisition. Transaction costs for the acquisition were not material. The operating results of this acquisition are included in the condensed consolidated financial statements beginning on the acquisition date and the revenue and earnings in the current year periods presented are not material.

On January 3, 2024, the final deferred acquisition payment for Spectrum of $12,500 (comprised of 50% cash and 50% Company stock) was paid.

The following pro forma financial information presents the combined results of operations if the SNC acquisition had occurred as of January 1, 2023 and the Sierramotion acquisition had occurred as of January 1, 2022:

	Three months ended	Nine months ended
	September 30,	September 30,	September 30,
	2023	2024	2023
Revenues	$156,797	$409,252	$469,392
Income before income taxes	$9,261	$13,702	$27,286

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of September 30, 2024 and December 31, 2023.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2024	2023	2024	2023
Industrial	$59,152	$64,921	$192,230	$193,766
Vehicle	20,353	32,989	83,669	98,559
Medical	20,507	21,693	58,828	66,254
Aerospace & Defense	18,332	19,972	53,627	60,237
Distribution and Other	6,869	5,744	19,604	18,821
Total	$125,213	$145,319	$407,958	$437,637

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2024	2023	2024	2023
North America (primarily U.S.)	$85,263	$102,502	$276,886	$300,834
Europe	33,859	35,456	111,664	113,679
Asia-Pacific	6,091	7,361	19,408	23,124
Total	$125,213	$145,319	$407,958	$437,637

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	September 30,	December 31,
	2024	2023
Contract liabilities in accrued liabilities	$1,853	$2,137
Contract liabilities in other long-term liabilities	—	8
	$1,853	$2,145

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $1,108 and $4,053, respectively, that was included in the opening contract liabilities balance.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	September 30,	December 31,
	2024	2023
Parts and raw materials	$85,670	$87,381
Work-in-process	11,897	11,456
Finished goods	20,038	18,849
	$117,605	$117,686

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		September 30,	December 31,
	Useful lives	2024	2023
Land		$1,786	$973
Building and improvements	5 - 39 years	29,090	26,201
Machinery, equipment, tools and dies	3 - 15 years	107,222	99,711
Construction in progress		8,138	9,300
Furniture, fixtures and other	3 - 10 years	25,322	24,439
		171,558	160,624
Less accumulated depreciation		(103,162)	(93,161)
Property, plant, and equipment, net		$68,396	$67,463

Depreciation expense was $3,312 and $3,346 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was approximately $9,667 and $9,730, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2024 is as follows:

September 30,
2024
Beginning balance	$131,338
Goodwill acquired	2,752
Impact of measurement period adjustments of acquisitions (Note 2)	323
Effect of foreign currency translation	(23)
Ending balance	$134,390

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	September 30, 2024			December 31, 2023
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$118,164	$(48,641)	$69,523	$116,831	$(42,421)	$74,410
Trade name	13.7 years	16,186	(8,496)	7,690	15,572	(7,916)	7,656
Design and technologies	10.5 years	42,245	(14,865)	27,380	41,480	(12,173)	29,307
Total		$176,595	$(72,002)	$104,593	$173,883	$(62,510)	$111,373

Amortization expense for intangible assets was $3,135 and $3,075 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was $9,381 and $9,226, respectively.

Estimated future intangible asset amortization expense as of September 30, 2024 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2024	$3,305
2025	12,570
2026	12,472
2027	12,028
2028	11,280
Thereafter	52,938
Total estimated amortization expense	$104,593

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2024, 186,758 shares of unvested restricted stock were awarded at a weighted average market value of $29.78. Of the restricted shares granted, 107,377 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the nine months ended September 30, 2024:

Number of
shares
Outstanding at beginning of period	254,110
Awarded	186,758
Vested	(119,335)
Forfeited	(42,162)
Outstanding at end of period	279,371

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock-based compensation expense, net of forfeitures, of $1,098 and $1,354 was recorded for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, stock based compensation expense, net of forfeitures, of $3,382 and $4,165 was recorded, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Compensation and fringe benefits	$13,448	$17,251
Accrued business acquisition consideration	—	12,638
Warranty reserve	2,036	2,139
Income taxes payable	182	2,483
Operating lease liabilities – current	4,969	5,142
Finance lease obligations – current	439	412
Contract liabilities	1,853	2,137
Contingent consideration – current	—	7,720
Restructuring related accruals	922	—
Other accrued expenses	8,443	6,566
	$32,292	$56,488

In the second quarter of 2024, the Company began to implement the Simplify to Accelerate NOW program. This included initiatives to realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and drive profitability. The costs associated with this program are expected to be between approximately $1.9 million and $2.4 million, primarily related to employee severance and related expenses.

The restructuring related accruals as of September 30, 2024 are expected to be substantially paid out by the end of 2024 and primarily relate to employee severance related expenses. Restructuring and business realignment costs of $479 and $1,948 are included within business development in the condensed consolidated statement of income and comprehensive income for the three and nine months ended September 30, 2024, respectively. For the nine months ended September 30, 2024, changes in restructuring related accruals are as follows (in thousands):

Nine months ended
September 30,
2024
Beginning balance	$—
Expenses incurred	1,948
Payments	(1,026)
Ending balance	$922

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	December 31,
	2024	2023
Long-term Debt
Revolving Credit Facility, long-term (1)	$175,962	$210,120
Note Payable	50,000	—
Unamortized debt issuance costs	(2,820)	(325)
Finance lease obligations – noncurrent	8,273	8,607
Long-term debt	$231,415	$218,402
(1)	The effective interest rate on long-term debt obligations is 4.85% at September 30, 2024.

On March 1, 2024, the Company entered into a Third Amended and Restated Credit Agreement (the “2024 Amended Credit Agreement”) for a $280 million revolving credit facility (the “Revolving Facility”). The changes made to the Company’s previous credit facility by the 2024 Amended Credit Agreement include: i) providing for a $50 million accordion amount and ii) extending the term from February 12, 2025 to March 1, 2029. Additionally, the Company has entered into a $150 million fixed-rate private shelf facility (the “2024 Note Payable Agreement”) under which $50.0 million of borrowings occurred on March 21, 2024. These agreements, collectively, are referred to as the “2024 Credit and Note Payable Agreements”. Pursuant to the 2024 Note Payable Agreement, the Company may from time to time issue and sell, and the borrower may consider in its sole discretion the purchase of, in one or a series of transactions, senior notes of the Company in an aggregate principal amount of up to $150 million (“Shelf Notes”). The Shelf Notes will have a maturity date of no more than 10.5 years after the date of original issuance and may be issued through March 1, 2027, unless either party terminates such issuance right. Debt issuance costs of $2.9 million were incurred related to the 2024 Credit and Note Payable Agreements and are included within unamortized debt issuance costs noted above.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2024.

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

As of September 30, 2024, the unused Revolving Facility was $104,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations. There is $568 of deferred financing fees accrued but not paid relating to the 2024 Credit and Note Payable Agreements as of September 30, 2024.

On October 22, 2024, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement and a Second Amendment to the Note Purchase and Private Shelf Agreement (collectively, the “October 2024 Credit and Note Payable Amendments”). These amendments include provisions to increase the maximum Leverage Ratio to 4.5:1.0 for the quarters ending March 31, 2025 and June 30, 2025, 4.0:1.0 for the quarter ending September 30, 2025, and returning to 3.75:1.0 for the quarter ending December 31, 2025 and thereafter. From January 1, 2025 through September 30, 2025, borrowings under the Revolving Facility will bear interest at Term SOFR plus a margin of 2.50% and a commitment fee of 0.325% on the unused portion of the Revolving Facility. Also, from October 1, 2024 through September 30, 2025, the Series A Notes will bear interest at 6.46%.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $24,438 and $22,193 at September 30, 2024 and December 31, 2023, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive (loss) income. During the three and nine months ended September 30, 2024, the Company had losses of $461 and $380, respectively, and during the three and nine months ended September 30, 2023, the Company had losses of $174 and $270, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026. In March 2023, the

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Company executed amendments to the existing swaps to amend the index on the interest rate derivatives from LIBOR to SOFR. These amendments had no material financial impact to the Company’s operations or financial position. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2024, the Company estimates that $1,566 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Prepaid expenses and other assets	$27	$54
Interest rate swaps	Prepaid expenses and other assets	567	2,254
Interest rate swaps	Other long-term assets	1,348	2,177
		$1,942	$4,485

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Accrued liabilities	$13	$—
		$13	$—

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2024 and 2023:

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(745)	$790	$566	$1,995

	Amount of pre-tax gain reclassified		Amount of pre-tax gain reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2024	2023	2024	2023

Interest expense	$1,064	$1,014	$3,134	$2,854

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2024	2023	2024	2023
Interest rate swaps	Interest Expense	$3,435	$3,164	$10,207	$9,309

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,942	$—	$1,942	$—	$—	$1,942

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2023	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$4,485	$—	$4,485	$—	$—	$4,485

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively, by level within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,399	$—	$—
Deferred compensation plan assets	4,747	—	—
Foreign currency hedge contracts, net	—	14	—
Interest rate swaps, net	—	1,915	—
Contingent consideration	—	—	—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,859	$—	$—
Deferred compensation plan assets	4,305	—	—
Foreign currency hedge contracts, net	—	54	—
Interest rate swaps, net	—	4,431	—
Contingent consideration	—	—	(7,990)

The contingent consideration fair value measurement represents amounts in connection with the acquisitions of Sierramotion, which had a maximum amount of $2,000, and ALIO Industries (“ALIO”), which does not have a maximum amount. The measurements are based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo valuation model, which involves a simulation of future earnings generated during the earn-out period using management’s best estimates, or a probability-weighted discounted cash flow analysis. The contingent consideration for the acquisition of Sierramotion consisted of Company stock and $2,000 was earned and settled in the first quarter of 2024. The contingent consideration of ALIO is settled 50% in Company stock and 50% cash. $5,747 was earned in 2023 and paid out in the first quarter of 2024, consisting of $2,874 in Company stock and $2,873 of cash (of which $2,450 is included in financing activities and the remainder in operating activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024). As of September 30, 2024, there is no remaining contingent consideration liability included on the condensed consolidated balance sheet. As of December 31, 2023, contingent consideration of $7,720 is included in accrued liabilities and $270 is included in other long-term liabilities on the condensed consolidated balance sheet.

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

The effective income tax rate was 22.6% and 23.0% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 includes net discrete tax costs of 1.2% primarily due to share based awards and provision to return adjustments. The effective tax rate for the three months ended September 30, 2023 does not include any discrete tax items that had a significant impact on tax rates. For the nine months ended September 30, 2024 and 2023, the effective income tax rate was 21.8% and 23.4%, respectively. The effective tax rate for the nine months ended September 30, 2024 includes net discrete tax costs of 1.2%, primarily related to share-based awards, provision to return adjustment, offset partially by the reversal of prior year uncertain tax positions. The effective tax rate for the nine months ended September 30, 2023 includes net discrete tax benefits of (1.5%), primarily related to share-based awards and the reversal of prior year uncertain tax positions.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2024 and 2023 was as follows:

	September 30,
	2024	2023
Cash paid for operating leases	$4,791	$4,195
Cash paid for interest on finance lease obligations	$305	$318
Assets acquired under operating leases	$3,709	$6,578
Operating lease assets obtained in acquisitions	$378	$224

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $7,734 and $8,208 as of September 30, 2024 and December 31, 2023, respectively, are included in property, plant and equipment, net. As of September 30, 2024, finance lease obligations of $439 are included in accrued liabilities and $8,273 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2023, finance lease obligations of $412 are included in accrued liabilities and $8,607 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2024:

	Operating Leases	Finance Leases
Remainder of 2024	$1,593	$204
2025	5,681	831
2026	4,958	848
2027	4,203	867
2028	3,259	886
Thereafter	8,001	7,884
Total undiscounted cash flows	$27,695	$11,520
Less: present value discount	(3,383)	(2,809)
Total lease liabilities	$24,312	$8,711

As of September 30, 2024, the Company has entered into building lease renewals with future minimum lease payments of $1,720 that have not yet commenced.

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $242 and $726 during the three and nine months ended September 30, 2024 and $242 and $706 during the three and nine months ended September 30, 2023, respectively, and is obligated to make payments of $202 during the remainder of 2024. Future fixed minimum lease payments under these leases as of September 30, 2024 are $5,783.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended September 30, 2024 and 2023 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2024	$(344)	$3,656	$(820)	$(18,842)	$(16,350)
Unrealized gain (loss) on cash flow hedges	—	(745)	175	—	(570)
Amounts reclassified from AOCI	—	(1,064)	255	—	(809)
Foreign currency translation gain	—	—	—	5,821	5,821
At September 30, 2024	$(344)	$1,847	$(390)	$(13,021)	$(11,908)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2023	$(594)	$6,675	$(1,545)	$(15,997)	$(11,461)
Unrealized gain (loss) on cash flow hedges	—	790	(189)	—	601
Amounts reclassified from AOCI	—	(1,014)	243	—	(771)
Foreign currency translation loss	—	—	—	(2,923)	(2,923)
At September 30, 2023	$(594)	$6,451	$(1,491)	$(18,920)	$(14,554)

AOCI for the nine months ended September 30, 2024 and 2023 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	550	(136)	—	414
Amounts reclassified from AOCI	—	(3,134)	752	—	(2,382)
Foreign currency translation gain	—	—	—	235	235
At September 30, 2024	$(344)	$1,847	$(390)	$(13,021)	$(11,908)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized gain (loss) on cash flow hedges	—	1,995	(455)	—	1,540
Amounts reclassified from AOCI	—	(2,854)	718	—	(2,136)
Foreign currency translation gain	—	—	—	(1,995)	(1,995)
At September 30, 2023	$(594)	$6,451	$(1,491)	$(18,920)	$(14,554)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive (loss) income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first, second, and third quarters of 2024 as well as in the second and third quarters of 2023 and $0.025 in the first quarter of 2023.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	16,574	15,979	16,513	15,940
Dilutive effect of potential common shares	31	258	68	258
Diluted weighted average shares outstanding	16,605	16,237	16,581	16,198

For the three and nine months ended September 30, 2024, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 128,000 and 74,000, respectively. For the three and nine months ended September 30, 2023, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were immaterial.

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

Revenue for the three months ended September 30, 2024 and 2023 was comprised of 56% and 61%, respectively, shipped to U.S. customers. For the nine months ended September 30, 2024 and 2023, revenue was comprised of 55% and 58%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $33,893 and $35,751 as of September 30, 2024 and December 31, 2023, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three and nine months ended September, 30, 2024, no customers individually accounted for a material concentration of revenue nor accounts receivable. For the three months ended September 30, 2023, one customer accounted for 14% of revenues. For the nine months ended September 30, 2023, this customer accounted for 11% of revenues. This customer accounted for 15% of accounts receivable as of December 31, 2023.

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

Business Environment

Recent Events

Beginning in 2022 and continuing through 2023 and through most of 2024, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also experienced the effect of a higher interest rate environment in those periods. Gross domestic product growth slowed throughout 2022 largely due to the widespread impacts of inflation, increasing interest rates, and more restrictive financial conditions. While gross domestic product began to rebound in 2023, the factors contributing to supply chain disruptions, labor shortages, and global inflation remained persistent into 2023, along with elevated geopolitical uncertainty. There were varying degrees of impact on our customers, and thus our business around the world, with Europe experiencing the greatest amount of stress in 2023 and into 2024.

The current geopolitical conflicts, the condition of sovereign finances, and the outcome of the U.S. Presidential election are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain, and certain customer ordering patterns. We have been closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns and realize efficiencies. The ordering patterns of our aerospace and defense customers have been particularly impacted by changes in sovereign governments priorities and budgets. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

Changing order patterns, supply chain disruptions, and the evolution of our business required us to carry larger inventories in 2024 and 2023 to meet the needs of our customers, especially as they began to return to a new normal after the disruptions caused by the COVID-19 pandemic. Starting in the second quarter of 2024, there were more abrupt and larger changes to order patterns as our customers reacted to elevated inventory levels and slowing customer demand. Several customers, particularly in the Vehicle and Industrial markets, reduced demand or pushed out delivery dates for their orders, and we experienced an acceleration of these customers’ actions starting in the second quarter of 2024, and continuing through the third quarter of 2024.

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

Beginning in the second quarter and continuing into the third quarter of 2024, we began to implement our Simplify to Accelerate NOW strategy. We executed certain actions that streamline our operations to enhance efficiency as well as drive profitability. Expected cost savings of this initiative are anticipated to be approximately $10 million annually. As part of this program, the Company will continue to realign production and rationalize our footprint through the remainder of 2024. In addition, the Company has implemented reductions to its workforce in many operations throughout the world, to reflect the reduction in sales it is forecasting for the remainder of 2024. The costs associated with this program are expected to be between approximately $1.9 million and $2.4 million, primarily related to severance and related expenses.

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

Operating Results

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	For the three months ended		2024 vs. 2023
	September 30,		Variance
(Dollars in thousands, except per share data)	2024	2023	$	%
Revenues	$125,213	$145,319	$(20,106)	(14)%
Cost of goods sold	85,949	97,821	(11,872)	(12)%
Gross profit	39,264	47,498	(8,234)	(17)%
Gross margin percentage	31.4%	32.7%
Operating costs and expenses:
Selling	6,323	6,021	302	5%
General and administrative	13,856	14,642	(786)	(5)%
Engineering and development	9,056	10,702	(1,646)	(15)%
Business development	278	1,194	(916)	(77)%
Amortization of intangible assets	3,135	3,075	60	2%
Total operating costs and expenses	32,648	35,634	(2,986)	(8)%
Operating income	6,616	11,864	(5,248)	(44)%
Interest expense	3,435	3,164	271	9%
Other expense, net	468	42	426	1,014%
Total other expense	3,903	3,206	697	22%
Income before income taxes	2,713	8,658	(5,945)	(69)%
Income tax provision	(612)	(1,992)	1,380	(69)%
Net income	$2,101	$6,666	$(4,565)	(68)%

Effective tax rate	22.6%	23.0%
Diluted earnings per share	$0.13	$0.41	$(0.28)	(68)%
Bookings	$102,631	$154,908	$(52,277)	(34)%
Backlog	$238,492	$309,636	$(71,144)	(23)%

REVENUES: The decrease in revenues during the third quarter 2024 reflects decreases in each of the target markets, most significantly within Vehicle and Industrial markets. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers which began in the second quarter of 2024 and continued into the current period, partially offset by revenue contributed from the 2023 and 2024 acquisitions. Our revenue for the third quarter of 2024 was comprised of 56% to U.S. customers and 44% to customers primarily in Europe, Canada, and Asia-Pacific. The overall decrease in revenue was primarily due to a 14.3% volume decrease slightly offset by a foreign currency increase of 0.4%. The acquisitions completed in 2023 and 2024 contributed an incremental $10,473 of revenue in the three months ended September 30, 2024. Organic revenue decreased 21.5% during the third quarter 2024.

ORDER BOOKINGS AND BACKLOG: Bookings decreased in the third quarter 2024 compared to 2023, due primarily to a 34.2% decrease in volume slightly offset by a 0.5% increase in foreign currency impact. The decrease in bookings from the prior year quarter is in large part due to a large $31 million order in the defense market received during the third quarter of 2023, as well as continued impacts of changes in customer order patterns in reacting to elevated inventory levels and customer demand.

GROSS PROFIT AND GROSS MARGIN: Gross profit decreased to $39,264 in the third quarter of 2024 from $47,498 in the third quarter of 2023 driven by lower sales volume, and gross margins decreased to 31.4% for 2024, compared to 32.7% for 2023. The decrease in gross margin percentage was driven by lower fixed cost absorption on lower sales volumes, as well as the gross margin impact of our most recent acquisition.

SELLING EXPENSES: Selling expenses increased 5% during the third quarter of 2024 compared to 2023 primarily due to increased costs in connection with our recently completed acquisitions and to the mix of sales with commissions. Selling expenses as a percentage of revenues were 5% and 4% in the three months ended September 30, 2024 and 2023, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 5% during the third quarter 2024 compared to 2023 due primarily to lower incentive compensation as well as cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 11% and 10% in the three months ended September 30, 2024 and 2023, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 15% in the third quarter of 2024 compared to 2023. The decrease reflects the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for each of the three months ended September 30, 2024 and 2023.

BUSINESS DEVELOPMENT COSTS: Business development costs include acquisition and integration related costs as well as restructuring and business realignment costs. The decrease in business development costs in the third quarter of 2024 compared to 2023 primarily reflects a decrease in fair value measurement of contingent consideration liabilities, offset by current year restructuring-related costs associated with our Simplify to Accelerate NOW strategy.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense increased in the third quarter of 2024 compared to 2023 due to higher average debt balances and, to a lesser extent, higher interest rates compared to the prior year period. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 22.6% and 23.0% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 includes net discrete tax costs of 1.2%, primarily due to share based awards and provision to return adjustments. The tax rate for the three months ended September 30, 2023 does not include any discrete tax items that had a significant impact on tax rates. The lower effective tax rate in the third quarter of 2024 as compared to the third quarter of 2023 is primarily due to the realization of certain deferred income tax assets that had been reserved in prior years and estimates of tax credits.  The Company expects its income tax rate for the full year 2024 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during the third quarter of 2024 compared to 2023, primarily relating to lower sales volume, including a decrease in organic revenue, partially offset by a decrease in operating expenses, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended September 30, 2024 and 2023 was $5,068 and $9,980, respectively. Adjusted diluted earnings per share for the third quarter of 2024 and 2023 were $0.31 and $0.61, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $12,595 for the third quarter of 2024 compared to $18,243 for the third quarter of 2023. Adjusted EBITDA was $14,432 and $20,849 for the third quarters of 2024 and 2023, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	For the nine months ended		2024 vs. 2023
	September 30,		Variance
(Dollars in thousands, except per share data)	2024	2023	$	%
Revenues	$407,958	$437,637	$(29,679)	(7)%
Cost of goods sold	280,641	298,328	(17,687)	(6)%
Gross profit	127,317	139,309	(11,992)	(9)%
Gross margin percentage	31.2%	31.8%
Operating costs and expenses:
Selling	19,283	18,354	929	5%
General and administrative	42,438	43,624	(1,186)	(3)%
Engineering and development	30,416	31,041	(625)	(2)%
Business development	2,204	1,791	413	23%
Amortization of intangible assets	9,381	9,226	155	2%
Total operating costs and expenses	103,722	104,036	(314)	(0)%
Operating income	23,595	35,273	(11,678)	(33)%
Interest expense	10,207	9,309	898	10%
Other expense, net	405	187	218	117%
Total other expense, net	10,612	9,496	1,116	12%
Income before income taxes	12,983	25,777	(12,794)	(50)%
Income tax provision	(2,830)	(6,027)	3,197	(53)%
Net income	$10,153	$19,750	$(9,597)	(49)%

Effective tax rate	21.8%	23.4%
Diluted earnings per share	$0.61	$1.22	$(0.61)	(50)%
Bookings	$362,131	$415,113	$(52,982)	(13)%
Backlog	$238,492	$309,636	$(71,144)	(23)%

REVENUES: The decrease in revenues for the year to date 2024 reflects decreases within each of the target markets, most significantly in Vehicle. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers in the current period, partially offset by revenue contributes from the 2023 and 2024 acquisitions. Our revenues for the period ended September 30, 2024 was comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada and Asia-Pacific. The overall decrease in revenue was due to a 6.8% volume decrease offset slightly by an insignificant favorable currency impact. The acquisitions completed in 2023 and 2024 contributed an incremental $30,856 of revenue in the nine months ended September 30, 2024. Organic revenue decreased 13.9% during the year to date 2024.

ORDER BOOKINGS AND BACKLOG: Orders decreased for the year to date 2024 compared to 2023, and included a 12.8% decrease in volume slightly offset by an insignificant increase in foreign exchange impact. The decrease in bookings from the prior year quarter is in large part due to a large $31 million order in the defense market received during the third quarter of 2023, as well as continued impacts of changes in customer order patterns in reacting to elevated inventory levels and customer demand.

GROSS PROFIT AND GROSS MARGIN: Gross profit decreased to $127,317 for year to date 2024 from $139,309 in 2023 driven by lower sales volume, and gross margins decreased to 31.2% for 2024, compared to 31.8% for 2023. The decrease in gross margin percentage was driven by lower fixed cost absorption on lower sales volumes, as well as the unfavorable gross margin impact of our most recent acquisition.

SELLING EXPENSES: Selling expenses increased 5% during year to date 2024 compared to 2023 primarily due to increased costs in connection with our recently completed acquisitions and to the mix of sales with commissions. Selling expenses as a percentage of revenues were comparable at 5% and 4% during year to date 2024 and 2023, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by 3% during the nine months ended September 30, 2024 compared to the same period of 2023 due primarily to a decrease in incentive compensation as well as cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 10% in each of 2024 and 2023.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 2% during the year to date 2024 compared to 2023. The decrease is due primarily to cost saving actions taken in connection with our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for each of the nine months ended September 30, 2024 and 2023.

BUSINESS DEVELOPMENT COSTS: Business development costs include acquisition and integration related costs as well as restructuring and business realignment costs. The increase in business development costs for year to date 2024 compared to 2023 primarily reflects restructuring-related costs associated with our Simplify to Accelerate NOW strategy, which contributed $1,863 of the increase over the prior year period, offset by lower acquisition and integration related costs and a decrease in the fair value measurement of contingent consideration liabilities.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year to date 2024 compared to 2023 due to incremental intangible amortization attributable to the 2023 and 2024 acquisitions.

INTEREST EXPENSE: Interest expense increased by 10% for the year to date 2024 compared to 2023 primarily due to an increase in interest rates, as well as an increase in average debt levels to fund acquisitions and capital expenditures. The increase in interest expense is partially offset in part by interest rate swaps.

INCOME TAXES: For the nine months ended September 30, 2024 and 2023, the effective income tax rate was 21.8% and 23.4%, respectively. The effective tax rate for the nine months ended September 30, 2024 includes net discrete tax costs of 1.2%, primarily related to share-based awards, provision to return adjustment, offset partially by the reversal of prior year uncertain tax positions. The effective tax rate for the nine months ended September 30, 2023 includes net discrete tax benefits of (1.5%), primarily related to share-based awards and the reversal of prior year uncertain tax positions.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during year to date 2024 compared to 2023, primarily relating to lower sales volume, including a decrease in organic revenue, as well as an increase in business development costs, relating to the restructuring costs incurred, offset partially by reductions in other operating expenses. Adjusted net income for the nine month periods ended September 30, 2024 and 2023 was $19,471 and $28,386, respectively. Adjusted diluted earnings per share for year to date 2024 and 2023 were $1.17 and $1.75, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $42,438 for year to date 2024 compared to $54,042 for year to date 2023. Adjusted EBITDA was $48,404 and $60,255 for year to date 2024 and 2023, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of organic revenue for the three and nine months ended September 30, 2024 is as follows:

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Revenue change over prior year	(13.8)%	(6.8)%
Less: Impact of acquisitions and foreign currency	7.7	7.1
Organic revenue	(21.5)%	(13.9)%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income as reported	$2,101	$6,666	$10,153	$19,750
Interest expense	3,435	3,164	10,207	9,309
Provision for income tax	612	1,992	2,830	6,027
Depreciation and amortization	6,447	6,421	19,248	18,956
EBITDA	12,595	18,243	42,438	54,042
Stock-based compensation expense	1,098	1,354	3,382	4,165
Acquisition and integration-related costs (1)	(201)	389	256	686
Restructuring and business realignment costs	479	805	1,948	1,105
Foreign currency loss	461	58	380	257
Adjusted EBITDA	$14,432	$20,849	$48,404	$60,255
(1)	Includes a Q3 2024 fair value measurement reduction of $270 due to acquisition-related contingent consideration.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands except per share amounts):

	For the three months ended
	September 30,
		Per diluted		Per diluted
	2024	share	2023	share
Net income as reported	$2,101	$0.13	$6,666	$0.41
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,401	0.14	2,355	0.15
Foreign currency loss – net	353	0.02	44	—
Acquisition and integration-related costs – net (2)	(154)	(0.01)	298	0.02
Restructuring and business realignment costs – net	367	0.02	617	0.04
Non-GAAP adjusted net income and adjusted diluted earnings per share	$5,068	$0.31	$9,980	$0.61
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.
(2)	Includes a Q3 2024 fair value measurement reduction of $270 due to acquisition-related contingent consideration.

	For the nine months ended
	September 30,
		Per diluted		Per diluted
	2024	share	2023	share
Net income as reported	$10,153	$0.61	$19,750	$1.22
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	7,339	0.44	7,067	0.44
Foreign currency loss – net	291	0.02	197	0.01
Acquisition and integration-related costs – net	196	0.01	525	0.03
Restructuring and business realignment costs – net	1,492	0.09	847	0.05
Non-GAAP adjusted net income and adjusted diluted earnings per share	$19,471	$1.17	$28,386	$1.75
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $5,217 to a balance of $37,118 at September 30, 2024 from December 31, 2023.

			2024 vs.
	Nine Months Ended		2023
	September 30,		Variance
(in thousands):	2024	2023	$
Net cash provided by operating activities	$29,458	$27,132	$2,326
Net cash used in investing activities	(32,134)	(18,854)	(13,280)
Net cash provided by (used in) financing activities	7,685	(14,500)	22,185
Effect of foreign exchange rates on cash	208	(556)	764
Net increase (decrease) in cash and cash equivalents	$5,217	$(6,778)	$11,995

Of the $37,118 of cash and cash equivalents at September 30, 2024, $27,224 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the nine months ended September 30, 2024, the increase in cash provided by operating activities is due to improved cash inflows on collections on accounts receivable, and cash used/provided by inventory, offset by increase in cash used in accounts payable and accrued liabilities, as well as lower net income.

The increase in cash used in investing activities in the nine months ended September 30, 2024 relates to $20 million in cash paid for the acquisition of SNC. For the year to date 2024 and 2023, $6,250 of cash was paid relating to the 2022 Spectrum acquisition. Cash used in investing activities in the nine months ended September 30, 2024 includes $6,903 for purchases of property and equipment compared to $7,850 during the nine months ended September 30, 2023. Capital expenditures are expected to be between $8,000 and $11,000 for the full year 2024.

The increase in cash provided by financing activities during the nine months ended September 30, 2024 is primarily due to borrowings of $20,000 to fund the SNC acquisition. Debt payments of $9,500 were made during the nine months ended September 30, 2023. The $50,000 Notes issued in March 2024 were used to pay down the Revolving Facility. As of September 30, 2024, we had $175,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2024.

As of September 30, 2024, the unused Revolving Facility was $104,038. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

On October 22, 2024, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement and a Second Amendment to the Note Purchase and Private Shelf Agreement (collectively, the “October 2024 Credit and Note Payable Amendments”). These amendments include provisions to increase the maximum Leverage Ratio to 4.5:1.0 for the quarters ending March 31, 2025 and June 30, 2025, 4.0:1.0 for the quarter ending September 30, 2025, and returning to 3.75:1.0 for the quarter ending December 31, 2025 and thereafter. From January 1, 2025 through September 30, 2025, borrowings under the Revolving Facility will bear interest at Term SOFR plus a margin of 2.50% and a commitment fee of 0.325% on the unused portion of the Revolving Facility. Also, from October 1, 2024 through September 30, 2025, the Series A Notes will bear interest at 6.46%.

The Company declared dividends of $0.09 per share during the nine months ended September 30, 2024 and $0.085 per share during the nine months ended September 30, 2023. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,213 on our sales for the nine months ended September 30, 2024. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended September 30, 2024 increased revenues in comparison to the three months ended September 30, 2023 by $641. For the nine months ended September 30, 2024, we estimate that foreign currency exchange rate fluctuations increased revenue by $155 in 2024 compared to 2023.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a gain of $5,805 and a loss of $2,923 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the translation adjustments were a gain of $235 and a loss of $1,995, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $17,152 on our foreign net assets as of September 30, 2024.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $24,438 at September 30, 2024. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2024, we recorded losses of $461 and $380 on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to losses of $1,388 and a loss of $257 for the nine months ended September 30, 2024 and 2023, respectively.

Interest Rates

The Series A Notes under our 2024 Note Payable Agreement will bear interest at a fixed rate 5.96% and will mature on March 21, 2031. Interest on the Notes will be payable quarterly on the 21st day of March, June, September and December in each year, commencing on June 21, 2024. As amended on October 22, 2024, the Series A Notes will bear interest at 6.46% from October 1, 2024 through September 30, 2025. Interest will be computed on the basis of a 360-day year composed of twelve 30-day months.

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (2.125% at September 30, 2024), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility will bear interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matures in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of September 30, 2024, we had $175,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $150,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $25,962 of unhedged floating rate debt outstanding at September 30, 2024 would have approximately a $200 impact on our interest expense for the nine months ended September 30, 2024.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/24 to 07/31/24	—	$—	—	—
08/01/24 to 08/31/24	—	—	—	—
09/01/24 to 09/30/24	1,102	21.24	—	—
Total	1,102	$21.24	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2024, the Company did not have an authorized stock repurchase plan in place.

.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended September 30, 2024.

Item 6. Exhibits

(a)	Exhibits
10.1

First Amendment, dated as of July 30, 2024, to Third Amended and Restated Credit Agreement dated as of March 1, 2024, among Allient Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent, and the other financial institutions signatory thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2024).

10.2

Second Amendment, dated as of October 22, 2024, to Third Amended and Restated Credit Agreement dated as of March 1, 2024, among Allient Inc. and Allied Motion Technologies B.V. as Borrowers, HSBC Bank USA, National Association, as Administrative Agent, and the other financial institutions signatory thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 25, 2024).

10.3

First Amendment, dated as of July 30, 2024, to Note Purchase and Private Shelf Agreement dated as of March 1, 2024, among Allient Inc. and each of the holders of the Notes signatory thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 25, 2024).

10.4

Second Amendment, dated as of October 22, 2024, to Note Purchase and Private Shelf Agreement dated as of March 1, 2024, among Allient Inc. and each of the holders of the Notes signatory thereto. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 25, 2024).

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

DATE:	November 6, 2024	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer