Form 10-K
period 2024-12-31
ALLIENT INC
filed 2025-03-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $358,901,285.

Number of shares of the only class of Common Stock outstanding: 16,844,836 as of March 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated into Part III.

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

We have a Code of Ethics for our chief executive officer and president and senior financial officers regarding their obligations in the conduct of Company affairs. We also have a Code of Ethics and Business Conduct that is applicable to all directors, officers and employees. The Codes are available on our website. We intend to disclose on our website any amendment to, or waiver of, the Codes that would otherwise be required to be disclosed under the rules of the SEC and the Nasdaq Global Market. A copy of both Codes is also available in print to any stockholder upon written request addressed to Allient Inc., 495 Commerce Drive, Amherst, NY 14228-2313, Attention: Secretary.

Recent Events

Simplify to Accelerate NOW: During 2024, the Company commenced the Simplify to Accelerate NOW program. This included initiatives to realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and drive profitability. These initiatives are expected to position Allient to emerge from the current challenging macroeconomic environment and industrial headwinds with stronger earnings power, improved operational flexibility, and enhanced capacity to capitalize on future growth opportunities.

On February 6, 2025, the Company announced that consistent with its Simplify to Accelerate NOW strategy, it will expand upon current capabilities and skillsets to create a state-of-the-art Machining Center of Excellence at its facility in Dothan, Alabama.  The Company will transfer current assembly operations from Dothan and merge these capabilities into its facilities in Tulsa, Oklahoma and Reynosa, Mexico where Final Assembly, Integration and Test capabilities are the core competencies.

The realignment will improve business focus and better leverage the Company’s footprint to deliver high-precision system solutions for demanding applications in various served markets including Aerospace and Defense, Medical and Electronic Test and Assembly Equipment.  One-time costs required to implement the changes are estimated to be approximately $4 to $5 million, primarily related to employee severance and other personnel related expenses, and are expected to be substantially incurred during 2025. The initiative is expected to support our goal of driving an additional $6 to $7 million in annualized cost savings.

The U.S. government has proposed updating existing trade policies with Mexico, China, and other countries. These updates include potential tariffs on a wide range of products and good imported to the U.S. We have significant manufacturing in Mexico and China as well as globally throughout the world. Official government policies and agreements will be monitored for potential impacts to our business.

In 2024 we continued to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls and Power. In addition, we are structuring our organization with focused market selling and support teams to increase solution sales opportunities under our new brand -Allient. This refined strategy is reflected in the 2023 change of our corporate name from Allied Motion Technologies Inc. to Allient Inc, short for Allied Nexus Technologies. Allient captures the opportunity that exists at the nexus of these three technology pillars and recognizes the unique capabilities the combination offers.

In recent years, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also experienced the effect of a higher interest rate environment. While gross domestic products began to rebound in 2023 from the widespread impacts of inflation, increasing interest rates, and other restrictive financial conditions in 2022, the factors contributing to supply chain disruptions, labor shortages, and global inflation remained persistent through 2023 and 2024, along with continued elevated geopolitical instability. There are varying degrees of impact on our customers, and thus our business around the world, with Europe experiencing the greatest amount of stress in 2023 and 2024.

The current geopolitical conflicts are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain (in particular, with respect to proposed changes to tariffs and trade policies), and certain customer ordering patterns. We are closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns and realize efficiencies. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

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

RECENT ACQUISITIONS

SNC: On January 11, 2024, the Company acquired 100% of the interest in SNC Manufacturing Co., Inc. (“SNC”), a privately-owned premier designer and global manufacturer of electrical transformers serving blue-chip customers in defense, industrial automation, alternative power generation and energy, including electric utilities and renewable energy. SNC has experience in industrial automation, defense, medical, and alternative energy markets, and their offerings are complementary to existing power quality capabilities and provide additional low-cost manufacturing capacity.

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

Sales Backlog:

Backlog as of December 31, 2024 was $230,788 compared with $276,093 as of December 31, 2023. Included in backlog as of December 31, 2024 is $7,353 from the acquisition completed in 2024. The decrease in our backlog year over year reflects decreases within each of the target markets, most significantly in Vehicle. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers. The time to convert the majority of backlog to sales is approximately three to nine months. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales. We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame. There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Major Customers

No customers exceed 10% of total sales in 2024. Sales to one customer (Customer A) were 10% of total sales in 2023 and to another customer (Customer B) were 12% of total sales in 2023. We believe the broad diversification of the target markets and customers we serve reduces our exposure to negative developments with any single customer.

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

Availability and Prices of Parts and Raw Materials

We purchase critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials both internally and with our customers. We cannot quickly establish additional or replacement suppliers for these materials in some cases because of these rigid requirements. For these critical raw materials, we maintain minimum safety stock levels and partner with suppliers through contracts to help ensure the continuity of supply. Beginning as a result of the COVID-19 pandemic, and continuing in subsequent years, due to resulting economic and supply chain disruptions, we have experienced upward pricing pressure and challenges with availability of parts and raw materials. In addition, workplace disruptions and restrictions on the movement of raw materials and goods, both at our own facilities and at our customers and suppliers has led to increases in prices and freight costs. As we seek to secure supply during volatile times, we have proactively increased the levels of certain inventories to put us in the position to meet the needs of our customers on a timely basis.

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

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used. Our engineering and development expenditures for the years ended December 31, 2024 and 2023 were $39,761 and $41,665, respectively, or 7% of sales in both 2024 and 2023. We believe E&D is critical to our ongoing success and expect to continue to invest at similar levels in the future. Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

Sustainability

On December 6, 2024, Allient published its second annual Sustainability Report covering the Company’s fiscal year 2023. The report highlights Allient’s vision for and approach to corporate sustainability and details key initiatives it is undertaking in the areas of environmental stewardship, social responsibility and well-being, and corporate governance. The report outlines key achievements as well as disclosing key and pertinent data in alignment with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures reporting standards.

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

Human Capital

Employment

At December 31, 2024, we employed 2,525 full-time employees worldwide. Of those, approximately 63% are located in North America, 29% are located in Europe and the remainder are located in Asia-Pacific. As of December 31, 2024, 14% of our total workforce were employed in engineering functions, demonstrating our commitment to invest significantly in engineering resources.

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

Employee Health and Safety

The Company complies in all respects with the national and local laws of the jurisdictions in which we operate regarding workers’ safety and health. The Company strives to continuously improve employee safety and health through consistent measurement and reporting on progress and leading indicators. It has programs that emphasize that each employee in the organization is responsible for safety in the workplace. The Company provides a comprehensive safety program that focuses on a zero-incident mindset by providing ongoing training opportunities and review of safety activities and initiative. This highly visible effort encourages employee engagement and active management and leadership involvement.

Anti-Discrimination

The Company is committed to apply fair labor practices while respecting the national and local laws of the countries and communities where we have operations. The Company is also committed to providing equal opportunity in all aspects of employment. The Company does not engage in or tolerate unlawful conduct, including discrimination, intimidation, or harassment. The Company strives to establish relationships with key organizations and associations that foster anti-discriminatory initiatives in the communities where it is located. The Company is committed to identifying a talented and innovative workforce through a culture that promotes fair treatment and anti-discriminatory values. The Human Capital and Compensation Committee is responsible for setting the tone at the top and the oversight of the Company’s diversity and inclusion initiatives.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related information assets used in or necessary to conduct business. We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. All third parties contracted by the Company have been vetted and have significant reputations in the industry. As such, controls from the third party vendors have been deemed to be adequate prior to any goods or services having been provided. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our technology systems and data. In addition, the laws and regulations governing security of data on IT systems are evolving and adding another layer of complexity in the form of new requirements. In the past, we have had cybersecurity incidents and we have made and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts to evaluate and test our systems, employee training and security policies for employees and third-party providers.

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

Over the last three years, the Company has experienced no known information security breaches. However, as cybersecurity incidents continue to increase in scope, complexity, and frequency, we may be unable to prevent a significant incident in the future which may materially impact our results of operations. The Company regularly undertakes audits and evaluations (including to the National Institute of Standards and Technology (NIST) SP 800-171 standards) and enhances its security framework based upon the results of those audits and evaluations. For new associates, and on an annual basis therefore the Company requires associates to take security awareness training and has an on-going phishing recognition training and testing programs.

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

Our profits may decline if the price of raw materials increase and we cannot recover the increases from our customers.

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

Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled engineering and technical employees. There is currently aggressive competition for employees who have experience in technology and engineering. We may not be able to continue to attract and retain engineers or other qualified technical personnel necessary for the development and growth of our business or to replace personnel who may leave our employment in the future. The failure to retain and recruit key engineering and technical personnel could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

We depend heavily upon a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.

A significant portion of our revenues and trade receivables are concentrated with a small group of customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and contractual terms, which can shift the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products and solutions or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed as well as the collectability of accounts receivable.

If we do not respond to changes in technology, our products and solutions may become obsolete and we may experience a loss of customers and lower revenues.

We sell our products and solutions to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards. Without the timely introduction of new products and solutions, our offerings will likely become technologically obsolete over time, and we may lose a significant number of our customers. Our product and solutions development efforts may be affected by several factors, including our ability to anticipate customer needs, allocate and process our research and development funding, innovate and develop new products, differentiate our offerings and commercialize new technologies, secure intellectual property protection for our products and manufacture products in a cost-effective manner. We would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products and solutions could result in a loss of customers and lower revenues.

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

We face the potential harm of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.

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

STRATEGIC RISKS

Our organic growth has been and will continue to be enhanced by strategic acquisitions that complement, enhance or expand our business. We may not be able to find or complete these transactions, and, if completed, we may experience operational and financial risks in connection with our acquisitions that prevent us from realizing the anticipated benefits and may materially adversely affect our business, financial condition and operating results.

Acquisitions are part of our strategic growth plans. We may have difficulty finding these opportunities, or if we do identify these opportunities, we may not be able to complete the transactions for various reasons including the inability to secure financing.

As we complete acquisitions, we face the operational and financial risks commonly encountered with an acquisition strategy. These risks include the challenge of integrating acquired businesses while managing the ongoing operations of each business, the challenge of combining the business cultures of each company, and the need to retain key personnel of our existing business and the acquired business. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the acquired business and our existing business. Members of our senior management may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our businesses, service existing customers, attract new customers and develop new products. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted because of the integration process, our business could be adversely affected.

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

We intend to selectively expand into new markets and develop new and modified products and solutions based on our existing technologies and engineering capabilities, including the continued expansion of our controlled motion systems and integrated electronics. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Specific risks in connection with expanding into new products, solutions, and markets include longer product development cycles, the inability to transfer our quality standards and technology into new products, and the failure of our customers to accept the new or modified products and solutions.

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

Over the last three years, we have experienced no known information security breaches. However, as cybersecurity incidents continue to increase in scope, complexity, and frequency, we may be unable to prevent a significant incident in the future which may materially impact our results of operations.

Our cybersecurity program engages third parties when necessary. In the past, we have had cybersecurity incidents and we have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts to evaluate and test our systems, employee training and security policies for employees and third-party providers. All third parties that we use have been vetted and have deep experience and strong reputations in the industry. As such, controls from the third-party vendors have been deemed to be adequate prior to any goods or services having been provided.

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

Item 2. Properties.

As of December 31, 2024, the Company occupies facilities as follows:

		Approximate
		Square	Owned
Description / Use	Location	Footage	Or Leased
Corporate headquarters and manufacturing facility	Amherst, New York	21,300	Leased
Office and manufacturing facility	Acuna, Mexico	10,500	Leased
Office and manufacturing facility	Arvada, Colorado	15,000	Leased
Office and manufacturing facility	Bellevue, Washington	30,000	Leased
Office and manufacturing facility	Camarillo, California	14,500	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office and manufacturing facility	Changzhou, China	22,800	Leased
Office	Christchurch, New Zealand	27,000	Leased
Office	Dayton, Ohio	29,000	Owned
Office and manufacturing facility	Dayton, Ohio	25,000	Leased
Warehouse	Del Rio, TX	10,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office and manufacturing facility	Germantown, Wisconsin	99,000	Leased
Office and manufacturing facilities	Kelheim, Germany	154,000	Leased
Office	Kidderminster, Great Britain	6,200	Leased
Office and manufacturing facility	London, Ontario, Canada	48,500	Leased
Office and manufacturing facility	Loomis, California	3,600	Leased
Office and manufacturing facility	Mrakov, Czech Republic	42,000	Leased
Office	Oakville, Ontario, Canada	3,500	Leased
Office and manufacturing facility	Oshkosh, WI	14,400	Leased
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	53,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Rochester, New York	26,500	Leased
Office	Roseville, Michigan	5,300	Leased
Office and manufacturing facility	Stockholm, Sweden	25,000	Leased
Office and manufacturing facility	Suzhou, China	41,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	172,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allient’s common stock is listed on the Nasdaq Global Market System and trades under the symbol ALNT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 5, 2025 was 196.

Dividends

During 2024 and 2023, we declared regular quarterly cash dividends on our common stock. We paid $0.03 in each quarter of 2024, and well as $0.025 in the first quarter of 2023 and $0.03 in the second, third, and fourth quarter of 2023. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and our custom Peer Group for a $100 investment made on December 31, 2019, including reinvestment of any dividends.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Allient Inc.	$100.00	$105.71	$113.52	$108.64	$94.61	$76.38
NASDAQ (U.S.)	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Peer Group	$100.00	$122.09	$141.78	$119.82	$167.88	$178.73

The Peer Group in the above graph includes the following stocks: LSI Industries, Moog, Inc., Onto Innovation, Preformed Line, Proto Labs, Inc., Helios Tech Inc., Thermon Group, Altra Industrial Motion, Astronics Corporation, Aeroenvironment, Columbus McKinnon, Franklin Electric, and Novanta, Inc.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
10/01/24 to 10/31/24	—	$—	—	—
11/01/24 to 11/30/24	1,035	18.21	—	—
12/01/24 to 12/31/24	4,511	24.01	—	—
Total	5,546	$22.93	—	—

(1)   As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At December 31, 2024, the Company did not have an authorized stock repurchase plan in place.

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

Financial Overview

Highlights for our fiscal year ended December 31, 2024, include:

●	Revenue was $529,968 for 2024 compared with $578,634 in 2023. Certain markets, primarily Industrial and Vehicle, experienced decreases in revenue and our Industrial market was impacted by elevated shipments in 2023 as supply chains normalized, combined with slowing demand at certain customers beginning in the second quarter of 2024. The acquisitions completed in 2023 and 2024 contributed an incremental $40,856 of revenues in 2024. Sales to U.S. customers were 55% of total sales for 2024 and 59% for 2023, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific.
●	Gross profit was $165,691 for 2024, a 10% decrease from $183,683 in 2023. As a percentage of revenue, gross margin decreased 40 basis points to 31.3% in 2024 from 31.7% in 2023. The gross margin decrease was largely driven by lower fixed cost absorption on lower sales volumes, as well as the gross margin impact of our most recent acquisition.
●	Operating income was $30,038 for 2024 compared with $42,314 for 2023, or 5.7% and 7.3% of revenue in 2024 and 2023, respectively.
●	Net income was $13,166 for 2024, or $0.79 per diluted share, compared with $24,097, or $1.48 per diluted share, for 2023. Net income was 45% lower in 2024 compared to 2023, and earnings per diluted share decreased by 46% as compared to 2023.
●	Bookings were $480,031 for 2024 compared with $520,275 for 2023, a decrease of 8%. Decreases in bookings are primarily due to a slowing demand at certain customers beginning in the second quarter of 2024. Backlog as of December 31, 2024 was $230,788, a decrease of 17% from $276,093 at year end 2023. Included in backlog as of December 31, 2024 is $7,353 contributed by the 2024 business acquisition.
●	Debt of $224,177, net of cash of $36,102, increased by $1,574 to $188,075 at December 31, 2024 from debt of $218,402, net of cash of $31,901 of $186,501 at December 31, 2023, primarily as a result of borrowings to fund acquisition activities and capital expenditures, offset in part by payments made on debt from cash flows generated by operations.
●	We declared and paid a dividend of $0.03 in each quarter of 2024, as well as declaring and paying $0.025 in the first quarter of 2023 and $0.03 in each of the second, third, and fourth quarters of 2023 pursuant to our quarterly dividend program. Dividends to shareholders for 2024 and 2023 were $0.12 and $0.115 per share, respectively. The dividend payout ratio was 15% and 8% for 2024 and 2023, respectively when compared with the diluted earnings per share of $0.79 and $1.48, respectively.

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

One of these initiatives includes product line platform development and rationalization to meet the emerging needs of our target markets. Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers while seeking operating efficiencies. The emphasis on new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple Allient technologies in a system solution approach. We believe this approach will allow us to provide increased value to our customers and improved margins for our Company and are demonstrated in our acquisitions completed in 2024 and 2023. Our strong financial condition, along with AST continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long-term growth of our Company.

Outlook for 2025

We experienced a significant demand shift starting in the late second quarter of 2024, with notable declines in our Industrial Automation sector prompted by extended capital expenditure cycles, delayed factory expansions and budget constraints on automation upgrades as well as market softness in the recreational vehicle marketplace driven by increased financing costs and tightening of household budgets. These factors combined with intermittent uneven order flow in other served markets, spurred a slowdown in demand. The declines were in large part due to significant inventory rebalancing at some of our larger customers surfacing as the supply chain returned to more normal conditions and macroeconomic pressures shifting customer priorities. These market conditions substantially persisted through the second half of 2024.

Our Simplify to Accelerate NOW program continues to generate tangible results while enhancing our agility and competitiveness.

●	Annualized Savings: To date, Allient has implemented $10 million in total annualized cost savings.
●	Operational Efficiencies: The program’s focus on refining the organizational structure, eliminating redundancies, and optimizing production processes has led to initial margin improvements, bolstering overall profitability.

●	Enhanced Agility: By simplifying its operations, Allient aims to improve its speed to market, enhance customer service, and strengthen its competitive positioning across targeted industries.
●	Future Cost Rationalization: Beyond the current $10 million in savings, Allient is actively identifying further opportunities to rationalize its cost structure in 2025, ensuring continued alignment with evolving market conditions and customer demands.

Our goal is to drive $6 million to $7 million in annual savings. In early February 2025, we announced plans to expand machining capabilities at our Dothan, Alabama facility, an initiative expected to help support our goal. While this transition presents complexities and requires focused execution, we are confident in the long-term efficiencies it will create. One-time implementation costs are expected to be equivalent to the annualized savings, resulting in a one-year pay back on the investment. We anticipate realizing the initial benefits of this initiative toward the end of 2025.

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

Our global production footprint provides us with the opportunity to be a value added supplier for global companies who require support around the world. We will continue to evaluate and find areas to leverage our current manufacturing and sales capabilities to drive sales and improve efficiencies.

While near-term order patterns remain fluid, the fundamental drivers of our business remain strong. Overall, our strategic initiatives position Allient for stronger financial performance, greater operational flexibility, and enhanced earnings power in the years ahead.

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

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2024, we have $111,517 of inventory recorded on our consolidated balance sheet, representing approximately 19% of total assets. A 1% write-down of our inventory would decrease our 2024 net income by approximately $850, or $0.05 per diluted share.

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

We elected to bypass the qualitative assessment and performed a quantitative assessment of our single reporting unit as of October 31, 2024. Fair value of the reporting unit is estimating using a weighted methodology that utilizes the income and market approaches. The income approach incorporates significant assumptions and estimates, including discounted cash flow modeling to forecast cash flows, revenue growth, operating income margin, and discount rate. As the fair value of our reporting unit exceeds its carrying value, Allient does not believe that our reporting unit is at risk for impairment. Fair value is calculated based on estimated discounted future cash flows and comparable publicly traded companies.

Changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. As of December 31, 2024, we have $131,789 of goodwill recorded on our consolidated balance sheet, representing approximately 23% of total assets. A 1% write-down of our goodwill would decrease our 2024 net income by approximately $1,000, or $0.06 per diluted share.

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

Operating Results

The following discussion is a comparison between fiscal year 2024 and fiscal year 2023 results. For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 5, 2024.

Year 2024 compared to 2023

	For the year ended		2024 vs. 2023
	December 31,		Variance
(Dollars in thousands, except per share data)	2024	2023	$	%
Revenues	$529,968	$578,634	$(48,666)	(8)%
Cost of goods sold	364,277	394,951	(30,674)	(8)%
Gross profit	165,691	183,683	(17,992)	(10)%
Gross margin percentage	31.3%	31.7%
Operating costs and expenses:
Selling	25,310	24,713	597	2%
General and administrative	55,669	58,403	(2,734)	(5)%
Engineering and development	39,761	41,665	(1,904)	(5)%
Business development	2,416	4,275	(1,859)	(43)%
Amortization of intangible assets	12,497	12,313	184	1%
Total operating costs and expenses	135,653	141,369	(5,716)	(4)%
Operating income	30,038	42,314	(12,276)	(29)%
Interest expense	13,296	12,383	913	7%
Other (income) expense, net	(116)	231	(347)	(150)%
Total other expense, net	13,180	12,614	566	4%
Income before income taxes	16,858	29,700	(12,842)	(43)%
Income tax provision	(3,692)	(5,603)	1,911	(34)%
Net income	$13,166	$24,097	$(10,931)	(45)%

Effective tax rate	21.9%	18.9%
Diluted earnings per share	$0.79	$1.48	$(0.69)	(47)%
Bookings	$480,031	$520,275	$(40,244)	(8)%
Backlog	$230,788	$276,093	$(45,305)	(16)%

REVENUES: The decrease in revenues for 2024 reflects decreases within each of the target markets, most significantly in Vehicle. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers in the current period, partially offset by revenue contributed from the 2023 and 2024 acquisitions. Our sales for 2024 were comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada and Asia-Pacific. The overall decrease in revenue was primarily due to an 8% volume decrease and a minimal foreign currency impact. The acquisitions completed in 2023 and 2024 contributed an incremental $40,856 of revenues in 2024. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 8% decrease in orders in 2024 compared to 2023 is due to an 8% decrease in volume with minimal foreign currency impact. Decreases in bookings are primarily due to a slowing demand at certain customers beginning in the second quarter of 2024. The acquisitions completed in 2023 and 2024 contributed an incremental $39,993 of orders in 2024. The decrease in backlog as of December 31, 2024, compared to December 31, 2023 includes an incremental backlog of $7,353 from the acquisition that was completed during 2024.

GROSS PROFIT AND GROSS MARGIN: Gross margins decreased to 31.3% for 2024, compared to 31.7% for 2023. The gross margin decrease was largely driven by lower fixed cost absorption on lower sales volumes, as well as the gross margin impact of our most recent acquisition.

SELLING EXPENSES: Selling expenses increased 2% during 2024 compared to 2023 primarily due to increased costs in connection with our acquisitions and the mix of sales with commissions. Selling expenses as a percentage of revenues were 5% and 4% during 2024 and 2023, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by 5% during 2024 compared to 2023 due to lower incentive compensation as well as cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 11% and 10% in 2024 and 2023, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 5% in 2024 compared to 2023. The decrease reflects the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for each of the years ended December 31, 2024 and 2023.

BUSINESS DEVELOPMENT COSTS: The decrease in business development costs in 2024 compared to 2023 is largely due to the fair value changes of contingent consideration of $1.9 million related to acquisitions incurred in 2023, compared to the $300 contra expense recognized in 2024, offset in part by restructuring expenses recognized in 2024.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased 1% in 2024 compared to 2023, due to the inclusion of the full year of intangible asset amortization of the 2023 acquisition and the intangible asset amortization from the 2024 acquisition.

INTEREST EXPENSE: Interest expense increased by 7% in 2024 compared to 2023 primarily due to higher average debt balances and higher interest rates, offset in part by the impact of interest rate swaps.

INCOME TAXES: For 2024 and 2023, the effective income tax rate was 21.9% and 18.9%, respectively. The effective rate differs from the statutory rate primarily due to state income taxes, the impact of foreign tax provisions in the U.S., foreign tax rate differences, Section 162(m) compensation limits, the benefit of Research and Development tax credits and incentives and withholding taxes on foreign distributions. The effective tax rate for 2024 was higher than the effective tax rate for 2023 primarily due to increases due to impacts of section 162(m) compensation and withholding taxes on foreign distributions, partially offset by increases in certain credits and incentives, the realization of certain deferred income tax assets that had been reserved in prior years, as well as the impact of the mix of foreign and domestic income.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during 2024 compared to 2023, primarily due to operating income decreases, reflecting decreased revenues and lower gross margin, partially offset by a decrease in operating expenses.

Adjusted net income for the years ended December 31, 2024 and 2023 was $24,679 and $37,458, respectively. Adjusted diluted earnings per share for 2024 and 2023 were $1.49 and $2.30, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $56,045 for 2024 compared to $67,151 for 2023. Adjusted EBITDA was $62,525 and $77,184 for 2024 and 2023, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Non-GAAP Measures

Revenue excluding foreign currency exchange, Organic growth, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under GAAP.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the years ending December 31, 2024 and 2023 is as follows:

	For the year ended December 31,
	2024	2023
Revenue as reported	$529,968	$578,634
Currency impact unfavorable	139	258
Revenue excluding foreign currency exchange impacts	$530,107	$578,892

The Company’s calculation of organic growth for 2024 is as follows:

Year ended
December 31, 2024
Revenue change over prior year	(8.4)%
Less: Impact of acquisitions and foreign currency	7.0
Organic growth	(15.4)%

The Company’s calculation of EBITDA and Adjusted EBITDA for 2024 and 2023 is as follows (in thousands):

	Year ended
	December 31,
	2024	2023
Net income as reported	$13,166	$24,097
Interest expense	13,296	12,383
Provision for income tax	3,692	5,603
Depreciation and amortization	25,891	25,068
EBITDA	56,045	67,151
Stock-based compensation expense	4,147	5,477
Acquisition and integration-related costs	445	2,959
Restructuring and business realignment costs	1,971	1,316
Foreign currency (gain)/loss	(83)	281
Adjusted EBITDA	$62,525	$77,184

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2024 and 2023 is as follows (in thousands, except per share data):

	For the year ended
	December 31,
		Per diluted		Per diluted
	2024	share	2023	share
Net income as reported	$13,166	$0.79	$24,097	$1.48
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	9,726	0.59	9,752	0.60
Foreign currency (gain) / loss – net	(64)	—	223	0.01
Acquisition and integration-related costs – net	341	0.02	2,344	0.14
Restructuring and business realignment costs – net	1,510	0.09	1,042	0.06
Non-GAAP adjusted net income and adjusted diluted earnings per share	$24,679	$1.49	$37,458	$2.30

(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% in 2024 and 21% in 2023 applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $4,201 to a balance of $36,102 at December 31, 2024 from 2023.

			2024 vs.
	Year Ended		2023
	December 31,		Variance
(in thousands):	2024	2023	$
Net cash provided by operating activities	$41,850	$45,038	$(3,188)
Net cash used in investing activities	(34,914)	(22,607)	(12,307)
Net cash used in financing activities	(843)	(21,317)	20,474
Effect of foreign exchange rates on cash	(1,892)	173	(2,065)
Net increase in cash and cash equivalents	$4,201	$1,287	$2,914

Of the $36,102 cash and cash equivalents on hand at December 31, 2024, $30,020 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated to the U.S.

During 2024, the cash provided by operating activities decreased from 2023 primarily due to decreases in cash due to changes in accounts payable and accrued liabilities, as well as a decrease in net income, offset partially by increases in cash due to changes in accounts receivable and inventory.

The cash used in investing activities in 2024 increased as compared with 2023 due to $20,000 in cash paid for the acquisition of SNC, offset by $5,129 of cash paid in 2023 for the acquisition of Sierramotion, as well as by a decrease in capital expenditures of $1,920. The Company expects 2025 capital expenditures to be approximately $10,000 to $12,000.

Cash used in financing activities in 2024 as compared to cash used in financing activities in 2023 reflects the borrowings of $20,000 from the Amended Revolving Facility to fund the SNC acquisition and the $50,000 of fixed-rate Notes issued in March 2024 that were used to pay down the Revolving Facility, as compared to the $11,000 borrowed in 2023, primarily to fund the business acquisition activity in the third quarter of 2023 and, to a lesser extent, inventory requirements during uncertain supply chain environments in 2023. Debt repayments, excluding the pay down on the Revolving Facility of $50,000 from the Notes issuance, of $18,433 and $28,395 were made during 2024 and 2023, respectively. At December 31, 2024, the Company had $168,962 of obligations under the Amended Revolving Facility, excluding deferred financing costs and $50,000 for the Notes issued in March 2024.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2024 as well as at each quarter end during 2024.

As of December 31, 2024, the unused Amended Revolving Facility was $111,038. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in March 2029.

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

The Company declared dividends, in total, of $0.12 and $0.115 per share during 2024 and 2023, respectively. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement (refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for definition and terms).

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,493 on our 2024 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations decreased sales in 2024 compared to 2023 by approximately $139.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive (loss) income. The translation adjustment was a loss of $12,033 and a gain of $3,669 for the years ended December 31, 2024 and 2023, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $16,105 on our foreign net assets as of December 31, 2024.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, Canadian Dollar, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $30,945 and $22,193 at December 31, 2024 and 2023, respectively. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. During the years ended December 31, 2024 and 2023, we recorded losses of $1,749 and $115, respectively, which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in total other (income) expense, net amounted to a gain of $85 and a loss of $281 in 2024 and 2023, respectively.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (2.125% at December 31, 2024), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility will bear interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matured in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.  In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of December 31, 2024, we had $168,962 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $78,962 of unhedged floating rate debt outstanding at December 31, 2024 would have an impact of approximately $790 on our interest expense for 2024.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allient Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allient Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of obsolete or excess inventory, as well as inventory that is not of saleable quality, included the following, among others:

●	We tested the effectiveness of internal controls over management’s review of the periodic calculation of the valuation for obsolete or excess inventory, as well as inventory that is not of saleable quality.
●	We tested management’s process for determining the valuation of inventory, including:
o	We evaluated the appropriateness of specified inputs supporting management’s estimate, including the historic inventory trends and the forecasts.
o	We evaluated whether the appropriateness of management’s methodology and assumptions used in developing the estimate are reasonable and consistent with the nature of the inventory, including the evaluation of item specific estimates about the timing or level of demand for a specific part.
o	We evaluated management’s ability to accurately estimate obsolete or excess inventory, as well as inventory that is not of saleable quality by comparing actual results to management’s historical estimates.
o	We considered events and trends discussed in industry and analyst reports and disclosed in recent press releases from the Company's major customers (including financial information) when evaluating the reasonableness of their assumptions. In addition, we also considered any changes within the business including restructuring events and strategic changes.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 5, 2025

We have served as the Company's auditor since 2018.

ALLIENT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$36,102	$31,901
Trade receivables, net of provision for credit losses of $1,628 and $1,240 at December 31, 2024 and December 31, 2023, respectively	78,774	85,127
Inventories	111,517	117,686
Prepaid expenses and other assets	11,187	13,437
Total current assets	237,580	248,151
Property, plant, and equipment, net	65,685	67,463
Deferred income taxes	9,116	7,760
Intangible assets, net	99,671	111,373
Goodwill	131,789	131,338
Operating lease assets	23,748	24,032
Other long-term assets	8,192	7,425
Total Assets	$575,781	$597,542
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,156	$39,129
Accrued liabilities	30,221	56,488
Total current liabilities	57,377	95,617
Long-term debt	224,177	218,402
Deferred income taxes	3,642	4,337
Pension and post-retirement obligations	1,667	2,679
Operating lease liabilities	19,417	19,532
Other long-term liabilities	4,647	5,400
Total liabilities	310,927	345,967
Commitments and contingencies (Note 11)		—
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,810 and 16,308 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	111,024	95,937
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	177,013	165,813
Accumulated other comprehensive loss	(23,183)	(10,175)
Total stockholders’ equity	264,854	251,575
Total Liabilities and Stockholders’ Equity	$575,781	$597,542

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenues	$529,968	$578,634	$502,988
Cost of goods sold	364,277	394,951	345,729
Gross profit	165,691	183,683	157,259
Operating costs and expenses:
Selling	25,310	24,713	21,877
General and administrative	55,669	58,403	50,677
Engineering and development	39,761	41,665	38,561
Business development	2,416	4,275	3,319
Amortization of intangible assets	12,497	12,313	11,169
Total operating costs and expenses	135,653	141,369	125,603
Operating income	30,038	42,314	31,656
Other expense, net:
Interest expense	13,296	12,383	7,692
Other (income) expense, net	(116)	231	283
Total other expense, net	13,180	12,614	7,975
Income before income taxes	16,858	29,700	23,681
Income tax provision	(3,692)	(5,603)	(6,292)
Net income	$13,166	$24,097	$17,389
Basic earnings per share:
Earnings per share	$0.80	$1.51	$1.13
Basic weighted average common shares	16,529	15,963	15,448
Diluted earnings per share:
Earnings per share	$0.79	$1.48	$1.09
Diluted weighted average common shares	16,603	16,272	15,951
Net income	$13,166	$24,097	$17,389
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,033)	3,669	(9,516)
Change in accumulated (loss) income on derivatives, net of tax	(1,450)	(2,131)	5,376
Pension adjustments, net of tax	475	250	269
Comprehensive income	$158	$25,885	$13,518

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock			Accumulated Other Comprehensive Loss
				Foreign Currency	Accumulated		Total
			Retained	Translation	income (loss) on	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Earnings	Adjustments	derivatives	Adjustments	Equity
Balances, December 31, 2021	15,361	68,097	127,757	(7,409)	180	(863)	187,762
Stock transactions under employee benefit stock plans	36	1,217					1,217
Issuance of restricted stock, net of forfeitures	168	(5)					(5)
Share issuance in connection with acquisitions	463	11,103					11,103
Stock compensation expense		5,073					5,073
Shares withheld for payment of employee payroll taxes	(50)	(1,633)					(1,633)
Comprehensive (loss) income				(9,516)	7,089	361	(2,066)
Tax effect					(1,713)	(92)	(1,805)
Net income			17,389				17,389
Dividends to stockholders - $0.10 per share			(1,570)				(1,570)
Balances, December 31, 2022	15,978	83,852	143,576	(16,925)	5,556	(594)	215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	107	129					129
Share issuance in connection with acquisitions	250	7,329					7,329
Stock compensation expense		5,477					5,477
Shares withheld for payment of employee payroll taxes	(58)	(2,096)					(2,096)
Comprehensive income (loss)				3,669	(2,879)	333	1,123
Tax effect					748	(83)	665
Net income			24,097				24,097
Dividends to stockholders - $0.115 per share			(1,860)				(1,860)
Balances, December 31, 2023	16,308	95,937	165,813	(13,256)	3,425	(344)	251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	120	(25)					(25)
Share issuance in connection with acquisitions	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock compensation expense		4,147					4,147
Shares withheld for payment of employee payroll taxes	(53)	(1,723)					(1,723)
Comprehensive (loss) income				(12,033)	(1,909)	711	(13,231)
Tax effect					459	(236)	223
Net income			13,166				13,166
Dividends to stockholders - $0.12 per share			(1,966)				(1,966)
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$13,166	$24,097	$17,389
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,891	25,068	25,486
Deferred income taxes	(2,353)	(5,036)	(3,722)
Provision for excess and obsolete inventory	4,943	2,487	1,628
Stock-based compensation expense	4,147	5,477	5,073
Debt issue cost amortization recorded in interest expense	534	300	202
Other	(119)	1,424	393
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	7,455	(5,568)	(22,202)
Inventories	7,358	(1,781)	(27,800)
Prepaid expenses and other assets	2,412	1,324	887
Accounts payable	(12,755)	(935)	2,791
Accrued liabilities	(8,829)	(1,819)	5,471
Net cash provided by operating activities	41,850	45,038	5,596

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	(25,231)	(11,004)	(44,101)
Purchase of property and equipment	(9,683)	(11,603)	(15,910)
Net cash used in investing activities	(34,914)	(22,607)	(60,011)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	76,898	11,000	74,731
Principal payments of long-term debt and finance lease obligations	(68,433)	(28,395)	(7,585)
Payment of contingent consideration	(2,450)	—	—
Payment of debt issuance costs	(3,154)	—	(391)
Dividends paid to stockholders	(1,981)	(1,826)	(1,536)
Tax withholdings related to net share settlements of restricted stock	(1,723)	(2,096)	(1,614)
Net cash (used in) provided by financing activities	(843)	(21,317)	63,605
Effect of foreign exchange rate changes on cash	(1,892)	173	(1,039)
Net increase in cash and cash equivalents	4,201	1,287	8,151
Cash and cash equivalents at beginning of period	31,901	30,614	22,463
Cash and cash equivalents at end of period	$36,102	$31,901	$30,614

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$6,250	$7,329	$11,103
Stock issued to settle contingent consideration	$4,874	$—	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$336	$1,427	$620

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future. Activity in the provision for credit losses for 2024 and 2023 was as follows (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$1,240	$1,192
Additional reserves	562	267
Write-offs	(190)	(225)
Effect of foreign currency translation	16	6
Ending balance	$1,628	$1,240

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31, 2024	December 31, 2023
Parts and raw materials	$78,725	$87,381
Work-in-process	12,274	11,456
Finished goods	20,518	18,849
	$111,517	$117,686

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

		December 31,	December 31,
	Useful lives	2024	2023
Land		$1,770	$973
Building and improvements	5 - 39 years	29,161	26,201
Machinery, equipment, tools and dies	3 - 15 years	110,194	99,711
Construction in progress		2,856	9,300
Furniture, fixtures and other	3 - 10 years	25,270	24,439
		169,251	160,624
Less accumulated depreciation		(103,566)	(93,161)
Property, plant, and equipment, net		$65,685	$67,463

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

Depreciation expense was $13,194, $12,755 and $12,676 in 2024, 2023 and 2022, respectively.

Intangible Assets

Intangible assets, other than goodwill, are initially recorded at fair value and are amortized over their estimated useful lives using an accelerated or straight-line method which approximates the pattern of expected cash flows over the remaining useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, on an annual basis and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are recorded at their carrying amounts if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets. The Company did not record any impairment charges for the years ended December 31, 2024, 2023 or 2022.

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

At October 31, 2024, Allient performed its annual goodwill impairment test. The Company elected to bypass the qualitative assessment and performed a quantitative analysis of the reporting unit. As the fair value of our reporting unit exceeds its carrying value, Allient does not believe that our reporting unit is at risk for impairment. The discounted cash flow method incorporates various assumptions, such as projected revenue growth rates, operating margins, the terminal growth rate, and the weighted-average cost of capital. The comparable publicly traded companies’ method includes assumptions such as determination of relevant comparable companies and valuation multiple ranges. The Company did not record any goodwill impairment charges for the years ended December 31, 2024, 2023 or 2022.

Other Long-Term Assets

Other long-term assets include the noncurrent portion of interest rate derivatives of $2,575 that the Company has entered into in response to the variable interest rate exposure on long-term debt, as well as securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company. These items are accounted for at fair value on a recurring basis. Any changes in value are included in net income in the Company’s consolidated statements of income and comprehensive income.

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

Changes in the Company’s reserve for product warranty claims during 2024, 2023 and 2022 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Beginning balance	$2,139	$2,160	$1,869
Warranty reserves acquired	—	—	45
Settlements	(272)	(296)	(66)
Warranty expenditures	196	243	409
Effect of foreign currency translation	(97)	32	(97)
Ending balance	$1,966	$2,139	$2,160

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Compensation and fringe benefits	$13,134	$17,251
Accrued business acquisition consideration	—	12,638
Warranty reserve	1,966	2,139
Income taxes payable	1,472	2,483
Operating lease liabilities – current	5,088	5,142
Finance lease obligations – current	448	412
Contract liabilities	2,292	2,137
Contingent consideration – current	—	7,720
Other accrued expenses	5,821	6,566
	$30,221	$56,488

As part of the Simplify to Accelerate NOW strategy, restructuring and business realignment costs of $1,971 are included within business development in the consolidated statements of income and comprehensive income for the year ended December 31, 2024, of which $1,958 has been paid during the year ended December 31, 2024.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Basic weighted average shares outstanding	16,529	15,963	15,448
Dilutive effect of potential common shares	74	309	503
Diluted weighted average shares outstanding	16,603	16,272	15,951

For 2024, 2023 and 2022, the anti-dilutive common shares excluded from the calculation of diluted income per share were 106,000, 22,000, and 15,000, respectively.

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

Supplemental Cash Flow Information

The following represents supplemental cash flow information for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest	$12,059	$12,200	$7,298
Income taxes	7,804	12,687	7,499

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2024 and 2023, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,164	$—	$—
Deferred compensation plan assets	4,647	—	—
Foreign currency hedge contracts, net	—	(137)	—
Interest rate swaps, net	—	2,575	—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$5,859	$—	$—
Deferred compensation plan assets	4,305	—	—
Foreign currency hedge contracts, net	—	54	—
Interest rate swaps, net	—	4,431	—
Contingent consideration	—	—	(7,990)

The contingent consideration fair value measurement at December 31, 2023 represented amounts in connection with the acquisitions of Sierramotion, which had a maximum amount of $2,000, and ALIO Industries (“ALIO”, a 2021 acquisition), which did not have a maximum amount. The measurements are based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The contingent consideration at December 31, 2023 for the acquisition of Sierramotion consisted of Company stock and was paid in January 2024 at the maximum amount of $2,000. The contingent consideration at December 31, 2023 for the acquisition of ALIO of $5,757 was paid 50% in Company stock and 50% cash in February 2024. The performance period for the ALIO contingent consideration has expired and there are no remaining contingent consideration liabilities as of December 31, 2024. Fair value adjustments to contingent consideration after the acquisition date are included within business development in the consolidated statement of income and comprehensive income.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively during the year ended December 31, 2024, providing the additional disclosures as required. For additional information, refer to Note 14, Segment Information.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. This improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing the impact of adopting the standard on our consolidated financial statements.

2.    ACQUISITIONS

On January 11, 2024, the Company acquired 100% of the outstanding shares of SNC Manufacturing Co., Inc. (a Wisconsin corporation) and Acutran de Mexico, S.A. de C.V. (a Mexican corporation), (collectively “SNC”), a premier designer and global manufacturer of electrical transformers serving blue-chip customers in defense, industrial automation, alternative power generation and energy, including electric utilities and renewable energy

The purchase price consisted of $20,000 in cash paid at closing. The purchase price allocation is final as of December 31, 2024. Measurement period adjustments to the initial purchase price allocation were made during 2024 that resulted in a decrease of the purchase price of $67, a decrease to inventory of $500, a decrease to deferred income tax liabilities of $230, and an increase to goodwill of $203. The Company incurred $313 of transaction costs related to the acquisition during 2024, which are included in business development on the consolidated statements of income and comprehensive income.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Revenue of SNC included within the consolidated statements of income and comprehensive income during 2024 was $38,045 and net income was $3,066 in 2024.

Cash and cash equivalents	$881
Trade receivables	3,467
Inventories	8,600
Prepaid expenses and other assets	496
Property, plant, and equipment	4,258
Operating lease assets	378
Intangible assets	2,900
Goodwill	2,955
Other current liabilities	(3,188)
Deferred revenue	(55)
Operating lease liabilities	(378)
Net deferred income tax liabilities	(472)
Other noncurrent liabilities	(118)
Net purchase price	$19,724

The fair values of the assets acquired were determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset, among other considerations. The market approach estimates the value for a subject asset based on available market pricing for comparable assets. The income approach estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considered multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, technology life-cycle assumptions, marginal tax rates and expected profit margins considering historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

On September 22, 2023, the Company acquired 100% of the ownership interest in Sierramotion Inc. (“Sierramotion”), a company headquartered in California, that specializes in designing and engineering turn-key motion components and mechatronic solutions for robotic, medical, industrial, defense, semiconductor, and other precision applications. The purchase price for Sierramotion of $8,400 included $2,000 of contingent consideration which was paid in January 2024 (Note 1) and at closing which consisted of a combination of cash and Company stock. The intangible assets of $4,100 and goodwill of $2,876 are expected to be deductible for tax purposes. The purchase price allocation is final. Transaction costs for the acquisition were not material. The operating results of this acquisition are included in the consolidated financial statements beginning on the acquisition date and the revenue and earnings in the current year interim periods presented are not material. The revenue and earnings of Sierramotion included within the consolidated statement of income and comprehensive income for the year ended December 31, 2023 is not material. The goodwill resulting from the acquisition is not tax deductible.

On January 3, 2024, the final deferred acquisition payment for the Spectrum acquisition of $12,500 (comprised of 50% cash and 50% Company stock) was paid.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations if the SNC acquisition had occurred as of January 1, 2023, and the Sierramotion acquisition had occurred as of January 1, 2022.

	Year ended December 31,
	2024	2023
Revenues	$531,262	$620,954
Income before income taxes	17,497	31,558

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

Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of December 31, 2024.

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

The revenues by geography in the table below are revenues derived from the Company’s foreign subsidiaries as provided in Note 14. A reconciliation of disaggregated revenue to segment revenue as well as revenue by geographical regions is provided in Note 14. The Company’s disaggregated revenues are as follows (in thousands):

	Year ended December 31,
Target Market	2024	2023	2022
Industrial	$248,281	$257,004	$193,290
Vehicle	102,701	133,488	130,436
Medical	77,959	84,515	85,113
Aerospace & Defense	75,183	78,175	70,193
Distribution and Other	25,844	25,452	23,956
Total	$529,968	$578,634	$502,988

	Year ended December 31,
Geography	2024	2023	2022
North America (primarily U.S.)	$359,068	$399,224	$337,768
Europe	145,617	150,608	130,018
Asia-Pacific	25,283	28,802	35,202
Total	$529,968	$578,634	$502,988

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

Backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog as of December 31, 2024 was $230,788. The Company expects to recognize 85% of these performance obligations within the next twelve months with the remaining amount recognized between one and two years.

The opening and closing balances of the Company’s contract liability are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Contract liabilities in accrued liabilities	$2,292	$2,137
Contract liabilities in other long-term liabilities	—	8
	$2,292	$2,145

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment as well as balances assumed in acquisitions. In the years ended December 31, 2024 and 2023, the Company recognized revenue of $2,047 and $4,211, respectively, that was included in the opening contract liabilities balance.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4. GOODWILL

The change in the carrying amount of goodwill for 2024 and 2023 is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Beginning balance	$131,338	$126,366
Goodwill acquired	2,752	2,876
Impact of measurement period adjustments of acquisitions (Note 2)	203	1,356
Effect of foreign currency translation	(2,504)	740
Ending balance	$131,789	$131,338

5. INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	Weighted Average	December 31, 2024			December 31, 2023
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$116,370	$(50,098)	$66,272	$116,831	$(42,421)	$74,410
Trade name	13.7 years	15,890	(8,564)	7,326	15,572	(7,916)	7,656
Design and technologies	10.5 years	41,390	(15,317)	26,073	41,480	(12,173)	29,307
Total		$173,650	$(73,979)	$99,671	$173,883	$(62,510)	$111,373

Total amortization expense for intangible assets for the years 2024, 2023 and 2022 was $12,697, $12,313, and $11,169, respectively.

Estimated amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Total
Estimated
Amortization Expense
2025	12,357
2026	12,260
2027	11,818
2028	11,092
2029	9,453
Thereafter	42,691
Total estimated amortization expense	$99,671

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2024, the Company had 619,641 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

			Awards with
	Unvested	Weighted average	performance
	restricted stock	grant date fair	vesting
For the year ended December 31,	awards	value	requirements
2024	205,188	$29.15	107,377
2023	129,328	$40.85	74,495
2022	182,497	$33.21	111,251

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

The following is a summary of restricted stock activity during years 2024, 2023 and 2022:

Number of
shares
Unvested Balance, December 31, 2021	293,577
Awarded	182,497
Vested	(156,847)
Forfeited	(14,280)
Unvested Balance, December 31, 2022	304,947
Awarded	129,328
Vested	(154,208)
Forfeited	(25,957)
Unvested Balance, December 31, 2023	254,110
Awarded	205,188
Vested	(143,389)
Forfeited	(79,569)
Unvested Balance, December 31, 2024	236,340

Share-Based Compensation Expense

During 2024, 2023 and 2022 compensation expense net of forfeitures of $4,147, $5,477 and $5,073 was recorded, respectively. As of December 31, 2024, there was $6,906 of total unrecognized compensation expense related to restricted stock awards, of which approximately $3,778 is expected to be recognized in 2025.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of: i) the Board established percentage of pretax income before the contribution (5% in 2024, 2023, and 2022) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP. Company contributions

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

to the Plan accrued for 2024, 2023 and 2022, were $894, $1,591, and $1,248, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allient 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2024, 2023, and 2022 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $2,751, $2,590, and $2,146 in 2024, 2023, and 2022, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Dividends

For the years ended December 31, 2024, 2023 and 2022 a total of $0.12, $0.115, and $0.10 per share on all outstanding shares was declared and paid, respectively. Total dividends paid for the years ended December 31, 2024, 2023 and 2022 were $1,981, $1,826, and $1,536, respectively. Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

7. DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Long-term Debt
Revolving Credit Facility, long-term (1)	$168,962	$210,120
Note Payable	50,000	—
Unamortized debt issuance costs	(2,945)	(325)
Finance lease obligations – noncurrent	8,160	8,607
Long-term debt	$224,177	$218,402
(1)	The effective rate of the Revolving Credit Facility is 4.83% at December 31, 2024 including the impact of the Company's interest rate swaps.

Amended Revolving Credit Facility

On March 1, 2024, the Company entered into a Third Amended and Restated Credit Agreement (the “2024 Amended Credit Agreement”) for a $280 million revolving credit facility (the “Revolving Facility”). The changes made to the Company’s previous credit facility by the 2024 Amended Credit Agreement include: i) providing for a $50 million accordion amount and ii) extending the term from February 12, 2025 to March 1, 2029. Additionally, the Company has entered into a $150 million fixed-rate private shelf facility (the “2024 Note Payable Agreement”) under which $50.0 million of borrowings occurred on March 21, 2024. These agreements, collectively, are referred to as the “2024 Credit and Note Payable Agreements”. Pursuant to the 2024 Note Payable Agreement, the Company may from time to time issue and sell, and the borrower may consider in its sole discretion the purchase of, in one or a series of transactions, senior notes of the Company in an aggregate principal amount of up to $150 million (“Shelf Notes”). The Shelf Notes will have a maturity date of no more than 10.5 years after the date of original issuance and may be issued through March 1, 2027, unless either party terminates such issuance right. Debt issuance costs of $3.2 million were incurred related to the 2024 Credit and Note Payable Agreements and is included within unamortized debt issuance costs noted above.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of December 31, 2024.

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

The obligations under the 2024 Credit and Note Payable Agreements are secured by substantially all the Company’s non-realty assets and are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.

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

As of December 31, 2024, the unused Revolving Facility was $111,038. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Other

The China Credit Facility (“the China Facility”) was a demand revolving facility used for working capital and capital equipment needs at the Company’s China operations. There were no borrowings under the China Facility during 2023. The Company closed the China Facility during 2023.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, and Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $30,945 and $22,193 at December 31, 2024 and 2023, respectively. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. During the year ended December 31, 2024 and 2023, the Company had losses of $1,749 and $281, respectively, on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In March 2023, the Company executed amendments to the existing swaps to amend the index on the interest rate derivatives from LIBOR to SOFR. These amendments had no material financial impact to the Company’s operations or financial position. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027. As of December 31, 2024, the Company holds notional amounts of $90,000 in interest rate derivatives.

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

The Company estimates that an additional $1,283 will be reclassified as a reduction to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Prepaid expenses and other assets	$—	$54
Interest rate swaps	Prepaid expenses and other assets	—	2,254
Interest rate swaps	Other long-term assets	2,575	2,177
		$2,575	$4,485

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,	December 31,
hedging instruments	Location	2024	2023
Foreign currency contracts	Accrued liabilities	$137	$—
		$137	$—

The table below presents the effect of cash flow hedge accounting on other comprehensive (loss) income (OCI) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Amount of pre-tax gain recognized in OCI
	on derivatives
Derivatives in cash flow hedging relationships	Year ended December 31,
	2024	2023	2021
Interest rate swaps	$2,284	$935	$7,621

Location of gain reclassified	Amount of pre-tax gain reclassified from accumulated OCI into income
from accumulated OCI into income	Year ended December 31,
	2024	2023	2021
Interest expense	$4,193	$3,814	$532

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		Total amounts of income and expense line items presented
		that reflect the effects of cash flow hedges recorded
		Year ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2024	2023	2022
Interest rate swaps	Interest Expense	$13,296	$12,383	$7,692

The Company does not have any offsetting of derivatives as of December 31, 2024 and 2023.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Domestic	$3,951	$18,630	$7,707
Foreign	12,907	11,070	15,974
Income before income taxes	$16,858	$29,700	$23,681

Components of the total income tax provision are as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Current provision
Domestic	$2,523	$7,805	$5,903
Foreign	3,522	2,834	4,111
Total current provision	6,045	10,639	10,014
Deferred benefit
Domestic	(1,453)	(4,087)	(3,915)
Foreign	(900)	(949)	193
Total deferred benefit	(2,353)	(5,036)	(3,722)
Income tax provision	$3,692	$5,603	$6,292

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Tax provision, computed at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal impact	1.0%	1.7%	1.3%
Change in valuation allowance	(2.9)%	(1.5)%	(0.1)%
Effect of foreign tax rate differences	2.4%	1.9%	3.9%
Section 162(m) compensation	4.8%	2.4%	3.1%
R&D Credit and incentives	(7.9)%	(6.1)%	(3.9)%
Effect of Tax Cuts and Jobs Act	1.6%	0.3%	0.1%
Subpart F income	0.0%	0.0%	(0.1)%
Unrecognized tax benefits	(1.1)%	(0.7)%	0.0%
Other	0.9%	(0.1)%	1.3%
Withholding tax on foreign distributions	2.1%	0.0%	0.0%
Provision for income taxes	21.9%	18.9%	26.6%

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Noncurrent deferred tax assets:
Employee benefit plans	$1,735	$2,241
Net operating loss and tax credit carryforwards	6,711	7,277
Accrued expenses and reserves	2,997	2,494
Research and development costs	11,069	8,363
Other	439	502
Total noncurrent deferred tax assets	22,951	20,877
Valuation allowance	(2,262)	(2,648)
Net noncurrent deferred tax assets:	$20,689	$18,229

Net noncurrent deferred tax liabilities:
Property and equipment	$2,812	$2,949
Goodwill and intangibles	11,762	10,754
Interest rate swap derivatives	570	1,019
Other	71	84
Total noncurrent deferred tax liabilities	$15,215	$14,806

Net deferred tax asset	$5,474	$3,423

Presented as follows:
Noncurrent deferred income tax assets	$9,116	$7,760
Noncurrent deferred income tax liabilities	(3,642)	(4,337)
Net deferred tax asset	$5,474	$3,423

As of December 31, 2024, the Company has the following gross carryforwards available (in thousands):

		Amount
Jurisdiction	Tax Attribute	(in thousands)	Begin to expire
U.S. State	Net Operating Losses (1)	$10,265	2024
International	Net Operating Losses - Unlimited Carryforward (1)	$16,730	No expiration
U.S. Federal	Foreign Tax Credits	$1,002	2028
International	Investment Tax Credits	$449	2030
U.S. Federal	R&D Tax Credits	$9	2036
U.S. State	R&D and Manufacturing Credits	$507	2031
(1)	Net operating losses (NOL’s) are presented as pre-tax amounts.

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

Starting in 2022, noncurrent deferred tax assets includes the effects of capitalization and amortization of R&D expenses as required by the 2017 Tax Cuts and Jobs Act. The Company generated excess foreign tax credits in 2017 due to the one-time transition tax required by enactment of the Tax Cuts and Jobs Act in the amount of $910 and foreign tax credits were generated in the amount of $92 as a result of a dividend paid from Canada and, at that time, determined it was more likely than not that it will not realize a tax benefit from these credits. The Company has incurred net operating losses in certain states with a tax effected benefit of $756 as of December 31, 2024 that it is more likely than not will not be realized. Additionally, the Company has deferred tax assets (including net operating loss carryforwards and tax credits) in certain foreign jurisdictions for which it has determined it is more likely than not it would not realize a tax benefit of $504 as of December 31, 2024. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2024.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2021. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for periods prior to 2019.

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

The summary of changes to the unrecognized tax benefit for the year ended December 31, 2023 is as follows (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Beginning balance	$586	$786	$1,057
Additions from tax legislation changes for net operating loss carryforwards	—	—	—
Reductions related to the lapse of the statute of limitations	(193)	(207)	(192)
Effect of foreign currency translation	(43)	7	(79)
Ending balance	$350	$586	$786

It is reasonably possible that a reduction of approximately $200 of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations. As of December 31, 2024, approximately $400 of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense in the

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

consolidated statements of income and comprehensive income. In addition, the Company records uncertain tax positions in accordance with ASC 740. No material interest or penalties related to income tax liabilities were recognized for the years ended December 31, 2024, 2023, and 2022.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States. Certain foreign subsidiaries made distributions to other foreign subsidiaries which required a withholding tax remittance of $328. In 2024, the Company distributed a portion of these foreign earnings which have been previously taxed in the United States and remitted $28 of foreign withholding taxes.

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

The Company’s finance lease obligations relate to a manufacturing facility. As of December 31, 2024, finance lease assets of $7,577 are included in property, plant, and equipment, net, finance lease obligations of $448 are included in accrued liabilities, and $8,160 are included in long-term debt on the consolidated balance sheet.

For the years ended December 31, 2024 and 2023, the components of operating lease expense were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Fixed operating lease expense	$6,610	$6,748
Variable operating lease expense	735	646
Short-term lease expense	826	1,375
	$8,171	$8,769

Supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Cash paid for operating leases	$6,418	$5,765
Cash paid for interest on finance lease obligations	$405	$376
Assets acquired under operating leases	$6,011	$6,517
Operating lease assets obtained in acquisitions	$378	$224

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents weighted average remaining lease term and discount rates related to the Company’s operating leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)	5.73	6.00
Weighted average discount rate	4.71%	4.25%

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	6,111	831
2026	5,460	848
2027	4,721	867
2028	3,569	886
2029	2,504	906
Thereafter	5,527	6,978
Total undiscounted cash flows	$27,892	$11,316
Less: present value discount	(3,387)	(2,708)
Total lease liabilities	$24,505	$8,608

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made payments to the lessor of $884 and $1,631 during the years ended December 31, 2024 and 2023, respectively. Future minimum lease payments under these leases as of December 31, 2024 are $5,218.

11. COMMITMENTS AND CONTINGENCIES

Severance Benefit Agreements

As of December 31, 2024, the Company has annually renewable employment agreements with certain of its executive officers. Among other things, the agreements provide for payments and other benefits if the employee’s employment terminates under certain circumstances, including the employee’s death, disability, voluntary resignation with good reason and involuntary termination without cause, as well as voluntary resignation with good reason and involuntary termination without cause within 90 days prior to or 24 months following a change in control of the Company.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

12. DEFERRED COMPENSATION ARRANGEMENTS

The Company has a deferred compensation arrangement with its Chief Executive Officer. This arrangement provides the Board and its committees with another mechanism to provide pay for performance based incentive compensation. It also allows the Chief Executive Officer to make certain deferrals into the plan. The amount of the liability is comprised of liabilities from previous contributions. Amounts accrued relating to previous periods are $4,647 and $4,305 as of December 31, 2024 and 2023, respectively, which is included in other long-term liabilities in the consolidated balance sheets at December 31, 2024 and 2023.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the years ended December 31, 2024 and 2023 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	2,284	(547)	—	1,737
Amounts reclassified from AOCI	—	(4,193)	1,006	—	(3,187)
Pension adjustments, net of tax	475	—	—	—	475
Foreign currency translation gain	—	—	—	(12,033)	(12,033)
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2022	$(594)	$7,310	$(1,754)	$(16,925)	$(11,963)
Unrealized gain (loss) on cash flow hedges	—	935	(200)	—	735
Amounts reclassified from AOCI	—	(3,814)	948	—	(2,866)
Pension adjustments, net of tax	250	—	—	—	250
Foreign currency translation gain	—	—	—	3,669	3,669
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)

14. SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of specialty-controlled motion products and solutions for end user and OEM applications. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources, monitoring budgets, and assessing performance for the entire Company. The measure of segment profit or loss utilized is consolidated net income. The CODM uses this measures to compare results to prior periods and during our budgeting and forecasting process to assess profitability and enable decision making. The reports reviewed by the CODM do not provide for any significant expense categories beyond those as reported on the consolidated statement of income and comprehensive income. The accounting policies of the Company are described in Note 1 Significant Accounting Policies.

The CODM utilizes consolidated net income, which is available in our consolidated statements of income and comprehensive income, as the measurement for assessing financial performance.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2024	2023	2022
Revenues derived from foreign subsidiaries	$170,901	$179,410	$165,220

Identifiable foreign fixed assets were $31,820 and $35,751 as of December 31, 2024 and 2023, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe, China, Mexico and New Zealand.

Sales to customers outside of the United States by all subsidiaries were $240,045, $239,897 and $214,017 during 2024, 2023, and 2022, respectively.

For 2023, and 2022 one customer (Customer A) accounted 10% and 11% of revenues, respectively, and one customer (Customer B) accounted for 12% of revenues in 2023.

As of December 31, 2023 Customer B accounted for 15% of trade receivables.

15. SUBSEQUENT EVENT

On February 6, 2025, the Company announced that consistent with its Simplify to Accelerate NOW strategy, it will expand upon current capabilities and skillsets to create a state-of-the-art Machining Center of Excellence at its facility in Dothan, Alabama.  The Company will transfer current assembly operations from Dothan and merge these capabilities into its facilities in Tulsa, Oklahoma and Reynosa, Mexico where Final Assembly, Integration and Test capabilities are the core competencies.

The realignment will improve business focus and better leverage the Company’s footprint to deliver high-precision system solutions for demanding applications in various served markets including Aerospace and Defense, Medical and Electronic Test and Assembly Equipment.  One-time costs required to implement the changes are estimated to be approximately $4 to $5 million, primarily related to employee severance and other personnel related expenses and are expected to be substantially incurred during 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In making our assessment of the Company’s internal control over financial reporting as of December 31, 2024, we excluded from our assessment the internal control over financial reporting at SNC Manufacturing Co., Inc. (“SNC”), which was acquired on January 11, 2024, whose financial statements collectively constitute 9% and 5% of net and total assets, respectively, and 7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allient Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allient Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 5, 2025, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SNC Manufacturing Co., Inc. (“SNC”), which was acquired on January 11, 2024, and whose financial statements collectively constitute 9% and 5% of net and total assets, respectively, and 7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at SNC.

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

/s/ Deloitte & Touche LLP

Williamsville, New York

March 5, 2025

Item 9B. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2024:

Number of securities
remaining available for
future issuance under equity
Plan category	compensation plans
Equity compensation plans approved by security holders	619,641

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Report:
1.	Consolidated Financial Statements
a)	Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.
b)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.
c)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022.
d)	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.
e)	Notes to Consolidated Financial Statements.
f)	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
2.	Financial Statement Schedules

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

10.8*

Form of Employment Agreement (Entered into with Ashish R. Bendre, Geoffrey C. Rondeau, James A. Michaud, Stephen R. Warzala, and Kenneth A. May each dated March 17, 2021.) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 23, 2021.)

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

10.12*	Third Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated December 18, 2024.

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

10.15

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

Exhibit No.	Subject
10.16

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

10.17

First Amendment, dated as of July 30, 2024, to Note Purchase and Private Shelf Agreement dated as of March 1, 2024, among Allient Inc. and each of the holders of the Notes signatory thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 25, 2024).

10.18 19

Second Amendment, dated as of October 22, 2024, to Note Purchase and Private Shelf Agreement dated as of March 1, 2024, among Allient Inc. and each of the holders of the Notes signatory thereto. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 25, 2024).

Allient Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K filed March 5, 2024).

21	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Allient Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed March 5, 2024).
101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

*    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIENT INC.

By:	/s/ JAMES A. MICHAUD
James A. Michaud
Senior Vice President & Chief Financial Officer
Date:	March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 5, 2025
Richard S. Warzala

/s/ JAMES A. MICHAUD	Senior Vice President & Chief Financial Officer	March 5, 2025
James A. Michaud

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 5, 2025
Richard D. Federico

/s/ ROBERT B. ENGEL	Director	March 5, 2025
Robert B. Engel

/s/ STEVEN C. FINCH	Director	March 5, 2025
Steven C. Finch

/s/ NICOLE R. TZETZO	Director	March 5, 2025
Nicole R. Tzetzo

/s/ MICHAEL R. WINTER	Director	March 5, 2025
Michael R. Winter