Form 10-Q
period 2025-03-31
ALLIENT INC
filed 2025-05-07
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

Number of Shares of the only class of Common Stock outstanding: 16,928,886 as of May 7, 2025

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$47,753	$36,102
Trade receivables, net of provision for credit losses of $1,362 and $1,628 at March 31, 2025 and December 31, 2024, respectively	88,136	78,774
Inventories	105,571	111,517
Prepaid expenses and other assets	12,413	11,187
Total current assets	253,873	237,580
Property, plant, and equipment, net	64,467	65,685
Deferred income taxes	8,771	9,116
Intangible assets, net	96,741	99,671
Goodwill	132,359	131,789
Operating lease assets	23,445	23,748
Other long-term assets	7,243	8,192
Total Assets	$586,899	$575,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,646	$27,156
Accrued liabilities	32,428	30,221
Total current liabilities	63,074	57,377
Long-term debt	222,202	224,177
Deferred income taxes	3,408	3,642
Pension and post-retirement obligations	1,597	1,667
Operating lease liabilities	19,070	19,417
Other long-term liabilities	4,720	4,647
Total liabilities	314,071	310,927
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,975 and 16,810 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	112,722	111,024
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	180,052	177,013
Accumulated other comprehensive loss	(19,946)	(23,183)
Total stockholders’ equity	272,828	264,854
Total Liabilities and Stockholders’ Equity	$586,899	$575,781

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenues	$132,803	$146,713
Cost of goods sold	90,051	99,336
Gross profit	42,752	47,377
Operating costs and expenses:
Selling	6,014	6,298
General and administrative	13,813	14,440
Engineering and development	9,554	11,067
Acquisition and integration-related costs	—	326
Restructuring and business realignment costs	1,499	31
Amortization of intangible assets	3,093	3,115
Total operating costs and expenses	33,973	35,277
Operating income	8,779	12,100
Other expense, net:
Interest expense	3,635	3,388
Other expense (income), net	684	(109)
Total other expense, net	4,319	3,279
Income before income taxes	4,460	8,821
Income tax provision	(903)	(1,919)
Net income	$3,557	$6,902
Basic earnings per share:
Earnings per share	$0.21	$0.42
Basic weighted average common shares	16,599	16,394
Diluted earnings per share:
Earnings per share	$0.21	$0.42
Diluted weighted average common shares	16,638	16,497
Net income	$3,557	$6,902
Other comprehensive income (loss):
Foreign currency translation adjustment	3,862	(4,408)
Loss on derivatives, net of tax	(625)	(78)
Comprehensive income	$6,794	$2,416

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854
Stock transactions under employee benefit stock plans	33	886					886
Issuance of restricted stock, net of forfeitures	135	(11)					(11)
Stock-based compensation expense		920					920
Shares withheld for payment of employee payroll taxes	(3)	(97)					(97)
Comprehensive income (loss)				3,862	(856)		3,006
Tax effect of derivative transactions					231		231
Net income			3,557				3,557
Dividends to stockholders - $0.03			(518)				(518)
Balances, March 31, 2025	16,975	$112,722	$180,052	$(21,427)	$1,350	$131	$272,828

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	167	(139)					(139)
Share issuance in connection with acquisition	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock-based compensation expense		1,211					1,211
Shares withheld for payment of employee payroll taxes	(4)	(121)					(121)
Comprehensive income (loss)				(4,408)	(102)		(4,510)
Tax effect of derivative transactions					24		24
Net income			6,902				6,902
Dividends to stockholders - $0.03			(500)				(500)
Balances, March 31, 2024	16,906	$109,576	$172,215	$(17,664)	$3,347	$(344)	$267,130

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$3,557	$6,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,281	6,385
Deferred income taxes	49	297
Stock-based compensation expense	920	1,211
Debt issue cost amortization recorded in interest expense	161	156
Other	1,039	411
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(8,415)	(292)
Inventories	6,511	(119)
Prepaid expenses and other assets	(1,024)	(1,236)
Accounts payable	2,863	(2,022)
Accrued liabilities	1,986	(2,514)
Net cash provided by operating activities	13,928	9,179

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	—	(25,527)
Purchase of property and equipment	(1,060)	(2,973)
Net cash used in investing activities	(1,060)	(28,500)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	76,850
Principal payments of long-term debt and finance lease obligations	(2,110)	(53,230)
Payment of contingent consideration	—	(2,450)
Payment of debt issuance costs	(17)	(1,532)
Tax withholdings related to net share settlements of restricted stock	(63)	(100)
Net cash (used in) provided by financing activities	(2,190)	19,538
Effect of foreign exchange rate changes on cash	973	(604)
Net increase (decrease) in cash and cash equivalents	11,651	(387)
Cash and cash equivalents at beginning of period	36,102	31,901
Cash and cash equivalents at end of period	$47,753	$31,514

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$—	$6,250
Stock issued to settle contingent consideration	$—	$4,874
Property, plant and equipment purchases in accounts payable or accrued expenses	$590	$1,037
Debt issuance costs in accounts payable or accrued expenses	$—	$431
Cash paid for interest	$3,484	$2,146
Cash paid for income taxes	$1,039	$846

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    BASIS OF PREPARATION AND PRESENTATION

Allient Inc. (“Allient” or the “Company”) is engaged in the business of designing, manufacturing, and selling precision motion, control, power and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets.

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 that was previously filed by the Company.

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

The purchase price consisted of $20,000 in cash paid at closing, subject to customary post-closing working capital adjustments. The purchase price allocation is now final.

The Company incurred $313 of transaction costs related to the acquisition during 2024, which are included in acquisition and integration-related costs on the condensed consolidated statements of income and comprehensive income.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations if the SNC acquisition had occurred as of January 1, 2023:

	Three months ended
	March 31,	March 31,
	2025	2024
Revenues	$132,803	$148,007
Income before income taxes	$4,460	$9,444

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Management does not have any contracts that include a significant financing component as of March 31, 2025 and December 31, 2024.

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

A disaggregation of revenue by target market and geography is provided below:

	Three months ended
	March 31,
Target Market	2025	2024
Industrial	$62,426	$69,594
Vehicle	22,973	34,654
Medical	19,102	19,086
Aerospace & Defense	21,037	16,653
Distribution and Other	7,265	6,726
Total	$132,803	$146,713

	Three months ended
	March 31,
Geography	2025	2024
North America (primarily U.S.)	$86,272	$99,703
Europe	40,064	40,660
Asia-Pacific	6,467	6,350
Total	$132,803	$146,713

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	March 31,	December 31,
	2025	2024
Contract liabilities in accrued liabilities	$2,674	$2,292

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the three months ended March 31, 2025 and 2024, the Company recognized revenue of $439 and $384, respectively, that was included in the opening contract liabilities balance.

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

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	March 31,	December 31,
	2025	2024
Parts and raw materials	$77,433	$78,725
Work-in-process	11,606	12,274
Finished goods	16,532	20,518
	$105,571	$111,517

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		March 31,	December 31,
	Useful lives	2025	2024
Land		$1,778	$1,770
Building and improvements	5 - 39 years	28,311	29,161
Machinery, equipment, tools and dies	3 - 15 years	113,898	110,194
Construction in progress		1,775	2,856
Furniture, fixtures and other	3 - 10 years	25,490	25,270
		171,252	169,251
Less accumulated depreciation		(106,785)	(103,566)
Property, plant, and equipment, net		$64,467	$65,685

Depreciation expense was $3,188 and $3,170 for the three months ended March 31, 2025 and 2024, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2025 is as follows:

March 31,
2025
Beginning balance	$131,789
Effect of foreign currency translation	570
Ending balance	$132,359

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	March 31, 2025			December 31, 2024
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$116,640	$(52,291)	$64,349	$116,370	$(50,098)	$66,272
Trade name	13.7 years	15,942	(8,786)	7,156	15,890	(8,564)	7,326
Design and technologies	10.5 years	41,566	(16,330)	25,236	41,390	(15,317)	26,073
Total		$174,148	$(77,407)	$96,741	$173,650	$(73,979)	$99,671

Amortization expense for intangible assets was $3,093 and $3,115 for the three months ended March 31, 2025 and 2024, respectively.

Estimated future intangible asset amortization expense as of March 31, 2025 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2025	9,288
2026	12,287
2027	11,844
2028	11,107
2029	9,468
Thereafter	42,747
Total estimated amortization expense	$96,741

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2025, 143,155 shares of unvested restricted stock were awarded at a weighted average market value of $23.74. Of the restricted shares granted, 71,326 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2025:

Number of
shares
Outstanding at beginning of period	236,340
Awarded	143,155
Vested	(10,529)
Forfeited	(258)
Outstanding at end of period	368,708

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock-based compensation expense, net of forfeitures, of $920 and $1,211 was recorded for the three months ended March 31, 2025 and 2024, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Compensation and fringe benefits	$12,174	$13,134
Warranty reserve	2,050	1,966
Income taxes payable	1,106	1,472
Operating lease liabilities – current	5,183	5,088
Finance lease obligations – current	457	448
Contract liabilities	2,674	2,292
Restructuring related accruals	1,145	—
Other accrued expenses	7,639	5,821
	$32,428	$30,221

In line with the Company’s Simplify to Accelerate NOW strategy, during the first quarter of 2025, the Company began to create a state-of-the-art Machining Center of Excellence at the facility in Dothan, Alabama. Assembly operations from Dothan have begun to be merged into facilities in Tulsa, Oklahoma and Reynosa, Mexico.

Costs associated with this realignment are expected to be approximately $4 to $5 million and relate primarily to employee severance and other personnel-related expenses. These expenses are expected to be substantially incurred and paid by the end of 2025.

As of March 31, 2025, $1,499 of accrued expenses have been incurred relating to our Simplify to Accelerate NOW initiatives. These expenses are included in acquisition and integration-related costs in the condensed consolidated statement of income and comprehensive income.

Three months ended
March 31,
2025
Beginning balance	$—
Expenses incurred	1,499
Payments	(354)
Ending balance	$1,145

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	March 31,	December 31,
	2025	2024
Long-term Debt
Revolving Credit Facility, long-term (1)	$166,962	$168,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(2,800)	(2,945)
Finance lease obligations – noncurrent	8,040	8,160
Long-term debt	$222,202	$224,177
(1)	The effective interest rate on long-term debt obligations is 6.03% at March 31, 2025.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2025.

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

As of March 31, 2025, the unused Revolving Facility was $113,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $31,507 and $30,945 at March 31, 2025 and December 31, 2024, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2025 and 2024, the Company had a losses of $124 and $120, respectively, on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2025, the Company estimates that $1,113 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2025	2024
Interest rate swaps	Other long-term assets	$1,666	$2,575

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Accrued liabilities	$169	$137

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2025 and 2024:

	Amount of pre-tax (loss) gain recognized
	in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2025	2024
Interest rate swaps	$(480)	$935

	Amount of pre-tax gain reclassified
	from accumulated OCI into income
Location of gain reclassified	Three months ended March 31,
from accumulated OCI into income	2025	2024

Interest expense	$376	$1,037

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024:

		Total amounts of income and expense
		line items presented that reflect the
		effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2025	2024
Interest rate swaps	Interest Expense	$3,635	$3,388

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,666	$—	$1,666	$—	$—	$1,666

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$2,575	$—	$2,575	$—	$—	$2,575

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following tables presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively, by level within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,086	$—	$—
Deferred compensation plan assets	4,632	—	—
Foreign currency hedge contracts, net	—	(169)	—
Interest rate swaps, net	—	1,666	—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,164	$—	$—
Deferred compensation plan assets	4,647	—	—
Foreign currency hedge contracts, net	—	(137)	—
Interest rate swaps, net	—	2,575	—

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

The effective income tax rate was 20.2% and 21.8% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 includes net discrete tax benefits of (3.0)% and (2.3)%, respectively, primarily related to the reversal of foreign uncertain tax positions.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2025 and 2024 was as follows:

	March 31,
	2025	2024
Cash paid for operating leases	$1,669	$1,601
Cash paid for interest on finance lease obligations	$98	$103
Assets acquired under operating leases	$860	$175
Operating lease assets obtained in acquisitions	$—	$378

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $7,419 and $7,577 as of March 31, 2025 and December 31, 2024, respectively, are included in property, plant and equipment, net. As of March 31, 2025, finance lease

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

obligations of $457 are included in accrued liabilities and $8,040 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2024, finance lease obligations of $448 are included in accrued liabilities and $8,160 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2025:

	Operating Leases	Finance Leases
Remainder of 2025	4,703	623
2026	5,731	848
2027	4,980	867
2028	3,806	886
2029	2,649	906
Thereafter	5,597	6,978
Total undiscounted cash flows	$27,466	$11,108
Less: present value discount	(3,213)	(2,611)
Total lease liabilities	$24,253	$8,497

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $254 and $237 during the three months ended March 31, 2025 and 2024, respectively, and is obligated to make payments of $776 during the remainder of 2025. Future fixed minimum lease payments under these leases as of March 31, 2025 are $6,805.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended March 31, 2025 and 2024 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized (loss) gain on cash flow hedges	—	(480)	128	—	(352)
Amounts reclassified from AOCI	—	(376)	103	—	(273)
Foreign currency translation gain	—	—	—	3,862	3,862
At March 31, 2025	$131	$1,666	$(316)	$(21,427)	$(19,946)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	935	(225)	—	710
Amounts reclassified from AOCI	—	(1,037)	249	—	(788)
Foreign currency translation loss	—	—	—	(4,408)	(4,408)
At March 31, 2024	$(344)	$4,329	$(982)	$(17,664)	$(14,661)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first quarter of 2025 and 2024.

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended
	March 31,
	2025	2024
Basic weighted average shares outstanding	16,599	16,394
Dilutive effect of potential common shares	39	103
Diluted weighted average shares outstanding	16,638	16,497

For the three months ended March 31, 2025 and 2024, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 70,000 and 45,000, respectively.

18.    SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of specialty-controlled motion products and solutions for end user and OEM applications. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources, monitoring budgets, and assessing performance for the entire Company. The measure of segment profit or loss utilized is consolidated net income. The CODM uses this measures to compare results to prior periods and during our budgeting and forecasting process to assess profitability and enable decision making. The reports reviewed by the CODM do not provide for any significant expense categories beyond those as reported on the consolidated statement of income and comprehensive income. The accounting policies of the Company are described in Note 1 Significant Accounting Policies in the 2024 Form 10-K.

The CODM utilizes consolidated net income, which is available in our consolidated statements of income and comprehensive income, as the measurement for assessing financial performance.

Revenue for the three months ended March 31, 2025 and 2024 was comprised of 52% and 58%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $32,185 and $31,820 as of March 31, 2025 and December 31, 2024, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended March 31, 2025, no customers individually accounted for a material concentration of revenue nor accounts receivable. For the three months ended March 31, 2024, one customer accounted for 12% of revenues.

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

Throughout 2024 and into 2025, we continue to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls and Power. In addition, we are structuring our organization with focused market selling and support teams to increase solution sales opportunities under our new brand -Allient. This refined strategy is reflected in the 2023 change of our corporate name from Allied Motion Technologies Inc. to Allient Inc, short for Allied Nexus Technologies. Allient captures the opportunity that exists at the nexus of these three technology pillars and recognizes the unique capabilities the combination offers.

Recent Events

Beginning in 2024, and continuing into 2025, the Company commenced the Simplify to Accelerate NOW program. This included initiatives to realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and drive profitability. These initiatives are expected to position Allient to emerge from the current challenging macroeconomic environment and industrial headwinds with stronger earnings power, improved operational flexibility, and enhanced capacity to capitalize on future growth opportunities.

During the first quarter of 2025, the Company announced that consistent with its Simplify to Accelerate NOW strategy, it will expand upon current capabilities and skillsets to create a state-of-the-art Machining Center of Excellence at its facility in Dothan, Alabama.  The Company will transfer current assembly operations from Dothan and merge these capabilities into its facilities in Tulsa, Oklahoma and Reynosa, Mexico where Final Assembly, Integration and Test capabilities are the core competencies.

The realignment will improve business focus and better leverage the Company’s footprint to deliver high-precision system solutions for demanding applications in various served markets including Aerospace and Defense, Medical and Electronic Test and Assembly Equipment.  One-time costs required to implement the changes are estimated to be approximately $4 to $5 million, primarily related to employee severance and other personnel related expenses and are expected to be substantially incurred during 2025. The initiative is expected to support our goal of driving an additional $6 to $7 million in annualized cost savings in 2025.

Global Environment

The U.S. government has proposed and implemented certain updates to existing trade policies with Mexico, China, and other countries. These updates include new and increased tariffs, or potential tariffs, on a wide range of products and goods imported to the U.S., and certain countries have responded with reciprocal tariffs and/or trade restrictions. We have manufacturing operations in Mexico, China, and Europe, amongst other locations globally throughout the world, and source certain components from locations that may be impacted by these policy changes. Official government policies and agreements continue to be closely monitored for potential impacts to our business.

The current geopolitical conflicts are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain (in particular, with respect to changes and proposed changes to tariffs and trade policies), and certain customer ordering patterns. We are closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns and realize efficiencies. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

Operating Results

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	For the three months ended		2025 vs. 2024
	March 31,		Variance
(Dollars in thousands, except per share data)	2025	2024	$	%
Revenues	$132,803	$146,713	$(13,910)	(9)%
Cost of goods sold	90,051	99,336	(9,285)	(9)%
Gross profit	42,752	47,377	(4,625)	(10)%
Gross margin percentage	32.2%	32.3%
Operating costs and expenses:
Selling	6,014	6,298	(284)	(5)%
General and administrative	13,813	14,440	(627)	(4)%
Engineering and development	9,554	11,067	(1,513)	(14)%
Acquisition and integration-related costs	—	326	(326)	(100)%
Restructuring and business realignment costs	1,499	31	1,468	NM %
Amortization of intangible assets	3,093	3,115	(22)	(1)%
Total operating costs and expenses	33,973	35,277	(1,304)	(4)%
Operating income	8,779	12,100	(3,321)	(27)%
Interest expense	3,635	3,388	247	7%
Other expense (income), net	684	(109)	793	(728)%
Total other expense	4,319	3,279	1,040	32%
Income before income taxes	4,460	8,821	(4,361)	(49)%
Income tax provision	(903)	(1,919)	1,016	(53)%
Net income	$3,557	$6,902	$(3,345)	(48)%

Effective tax rate	20.2%	21.8%
Diluted earnings per share	$0.21	$0.42	$(0.20)	(48)%
Bookings	$137,622	$122,127	$15,495	13%
Backlog	$237,323	$258,130	$(20,807)	(8)%

REVENUES: The decrease in revenues during the first quarter 2025 reflects decreases in several target markets, most significantly within Vehicle and Industrial markets, partially offset by increases in Aerospace and Defense. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers which began in the second quarter of 2024 and continued into the current period. Our revenue for the first quarter of 2025 was comprised of 52% to U.S. customers and 47% to customers primarily in Europe, Canada, and Asia-Pacific. The overall decrease in revenue was primarily due to a 8.2% volume decrease and a foreign currency decrease of 1.2%. Organic revenue decreased 9.1% during the first quarter 2025.

ORDER BOOKINGS AND BACKLOG: Bookings increased in the first quarter 2025 compared to 2024, due to a 14.1% increase in volume, slightly offset by a 1.2% decrease in foreign currency impact. The increase in bookings from the prior year quarter is reflective of a return to more normalized customer order patterns.

GROSS PROFIT AND GROSS MARGIN: Gross profit decreased to $42,752 in the first quarter of 2025 from $47,377 in the first quarter of 2024, and gross margins decreased slightly to 32.2% for 2025, compared to 32.3% for 2024. Gross profit and gross margin percentage were impacted unfavorably by lower sales volume, offset partially by improved product mix.

SELLING EXPENSES: Selling expenses decreased 5% during the first quarter of 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy and lower commissions driven by lower sales volumes. Selling expenses as a percentage of revenues were 5% and 4% in the three months ended March 31, 2025 and 2024, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 4% during the first quarter 2025 compared to 2024 due primarily to lower incentive compensation, as well as cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 10% in each of the three months ended March 31, 2025 and 2024.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 14% in the first quarter of 2025 compared to 2024. The decrease reflects the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% and 8% for the three months ended March 31, 2025 and 2024, respectively.

ACQUISITION AND INTEGRATION-RELATED COSTS: Acquisition and integration-related costs decreased in the first quarter of 2025 compared to 2024 primarily reflecting costs incurred in 2024 relating to a prior year acquisition.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs increased in the first quarter of 2025 compared to 2024 primarily reflecting restructuring-related costs primarily associated with the transfer of assembly operations from our Dothan, Alabama facility.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense increased in the first quarter of 2025 compared to 2024 due to higher interest rates compared to the prior year period, partially offset by lower average debt balances. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 20.2% and 21.8% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 includes net discrete tax benefits of (3.0)% and (2.3)%, respectively, primarily related to the reversal of foreign uncertain tax positions.  The Company expects its income tax rate for the full year 2025 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income decreased during the first quarter of 2025 compared to 2024, primarily relating to lower sales volume, including a decrease in organic revenue, partially offset by a decrease in operating expenses, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended March 31, 2025 and 2024 was $7,593 and $9,546, respectively. Adjusted diluted earnings per share for the first quarter of 2025 and 2024 were $0.46 and $0.58, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $14,376 for the first quarter of 2025 compared to $18,594 for the first quarter of 2024. Adjusted EBITDA was $17,472 and $20,042 for the first quarters of 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company also believes that Adjusted EBITDA provides helpful information about the operating performance of its business. Adjusted EBITDA excludes stock-based compensation expense, as well as acquisition and integration-related costs, restructuring and business realignment costs, foreign currency gains/losses on short-term assets and liabilities, and other items that are not indicative of the Company’s core operating performance. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the three months ended March 31, 2025 is as follows:

Three months ended
March 31, 2025
Revenue as reported	$132,803
Unfavorable currency impact	1,819
Revenue excluding foreign currency exchange impacts	$134,622

The Company’s calculation of organic revenue for the three months ended March 31, 2025 is as follows:

Three months ended
March 31, 2025
Revenue change over prior year	(9.4)%
Less: Impact of acquisitions and foreign currency	(0.3)
Organic revenue	(9.1)%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Net income as reported	$3,557	$6,902
Interest expense	3,635	3,388
Provision for income tax	903	1,919
Depreciation and amortization	6,281	6,385
EBITDA	14,376	18,594
Stock-based compensation expense	920	1,211
Acquisition and integration-related costs	—	326
Restructuring and business realignment costs	1,499	31
Foreign currency loss/(gain)	677	(120)
Adjusted EBITDA	$17,472	$20,042

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three months ended March 31, 2025 and 2024 is as follows (in thousands except per share amounts):

	For the three months ended
	March 31,
		Per diluted		Per diluted
	2025	share	2024	share
Net income as reported	$3,557	$0.21	$6,902	$0.42
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,369	0.15	2,463	0.15
Foreign currency loss (gain) – net	519	0.03	(92)	(0.01)
Acquisition and integration-related costs – net	—	—	250	0.02
Restructuring and business realignment costs – net	1,148	0.07	23	—
Non-GAAP adjusted net income and adjusted diluted earnings per share	$7,593	$0.46	$9,546	$0.58
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $11,651 to a balance of $47,753 at March 31, 2025 from December 31, 2024.

			2025 vs.
	Three Months Ended		2024
	March 31,		Variance
(in thousands):	2025	2024	$
Net cash provided by operating activities	$13,928	$9,179	$4,749
Net cash used in investing activities	(1,060)	(28,500)	27,440
Net cash (used in) provided by financing activities	(2,190)	19,538	(21,728)
Effect of foreign exchange rates on cash	973	(604)	1,577
Net increase (decrease) in cash and cash equivalents	$11,651	$(387)	$12,038

Of the $47,753 of cash and cash equivalents at March 31, 2025, $38,087 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S.

During the three months ended March 31, 2025, the increase in cash provided by operating activities is due to improved cash used/provided by inventory and decrease in cash used in accounts payable and accrued liabilities, offset by decrease in cash inflows on collections on accounts receivable and lower net income.

The decrease in cash used in investing activities in the three months ended March 31, 2025 relates to $20,000 in cash paid for the acquisition of SNC, as well as $6,250 of cash paid relating to the 2022 Spectrum acquisition in the first quarter of 2024. Cash used in investing activities in the three months ended March 31, 2025 includes $1,060 for purchases of property and equipment compared to $2,973 during the three months ended March 31, 2024. Capital expenditures are expected to be between $10,000 and $12,000 for the full year 2025.

The decrease in cash used/provided by financing activities during the three months ended March 31, 2025 is primarily due to borrowings of $20,000 to fund the SNC acquisition during the first quarter of 2024. Debt payments of $2,110 were made during the three months ended March 31, 2025. The $50,000 Notes issued in March 2024 were used to pay down the Revolving Facility. As of March 31, 2025, we had $166,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2025.

As of March 31, 2025, the unused Revolving Facility was $113,038. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

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

The Company declared dividends of $0.03 per share during each of the three months ended March 31, 2025 and 2024. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

We believe our diverse markets, our strong market position in many of our businesses, and the steps we have taken to improve operational efficiency and strengthen our balance sheet, such as retaining cash to support shorter term needs and amending our revolving credit facility leaves us well-positioned to manage our business. We continually assess our liquidity and cash positions taking geopolitical and other market uncertainties into consideration. Based on our analysis, we believe our existing balances of cash, our currently anticipated operating cash flows, and our available financing under agreements in place will be more than sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $9,509 on our sales for the three months ended March 31, 2025. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended March 31, 2025 decreased revenues in comparison to the three months ended March 31, 2024 by $1,819.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a gain of $3,862 and a loss of $4,408 for the three months ended March 31, 2025 and 2024, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $17,158 on our foreign net assets as of March 31, 2025.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $31,507 at March 31, 2025. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2025, we recorded a loss of $124 on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense (income), net amounted to losses of $677 and gains of $238 for the three months ended March 31, 2025 and 2024, respectively.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (2.50% at March 31, 2025), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility will bear interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of March 31, 2025, we had $166,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $76,962 of unhedged floating rate debt outstanding at March 31, 2025 would have approximately a $770 impact on our interest expense for the three months ended March 31, 2025.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2024, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2024 Annual Report and 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
01/01/25 to 01/31/25	—	$—	—	—
02/01/25 to 02/28/25	—	—	—	—
03/01/25 to 03/31/25	2,697	23.36	—	—
Total	2,697	$23.36	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2025, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

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

DATE:	May 7, 2025	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer