Form 10-Q
period 2025-06-30
ALLIENT INC
filed 2025-08-06
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

Number of Shares of the only class of Common Stock outstanding: 16,946,976 as of August 6, 2025

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$49,915	$36,102
Trade receivables, net of provision for credit losses of $1,072 and $1,628 at June 30, 2025 and December 31, 2024, respectively	84,911	78,774
Inventories	106,548	111,517
Prepaid expenses and other assets	12,564	11,187
Total current assets	253,938	237,580
Property, plant, and equipment, net	63,947	65,685
Deferred income taxes	8,820	9,116
Intangible assets, net	94,895	99,671
Goodwill	134,610	131,789
Operating lease assets	23,319	23,748
Other long-term assets	8,535	8,192
Total Assets	$588,064	$575,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,242	$27,156
Accrued liabilities	34,574	30,221
Total current liabilities	67,816	57,377
Long-term debt	202,218	224,177
Deferred income taxes	3,599	3,642
Pension and post-retirement obligations	1,613	1,667
Operating lease liabilities	18,683	19,417
Other long-term liabilities	5,073	4,647
Total liabilities	299,002	310,927
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,938 and 16,810 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	112,587	111,024
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	185,187	177,013
Accumulated other comprehensive loss	(8,712)	(23,183)
Total stockholders’ equity	289,062	264,854
Total Liabilities and Stockholders’ Equity	$588,064	$575,781

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$139,578	$136,032	$272,381	$282,745
Cost of goods sold	93,222	95,356	183,273	194,692
Gross profit	46,356	40,676	89,108	88,053
Operating costs and expenses:
Selling	6,026	6,662	12,040	12,960
General and administrative	14,439	14,142	28,252	28,582
Engineering and development	9,944	10,293	19,498	21,360
Acquisition and integration-related costs	23	100	23	457
Restructuring and business realignment costs	1,122	1,469	2,621	1,469
Amortization of intangible assets	3,125	3,131	6,218	6,246
Total operating costs and expenses	34,679	35,797	68,652	71,074
Operating income	11,677	4,879	20,456	16,979
Other expense, net:
Interest expense	3,552	3,384	7,187	6,772
Other expense (income), net	823	46	1,507	(63)
Total other expense, net	4,375	3,430	8,694	6,709
Income before income taxes	7,302	1,449	11,762	10,270
Income tax provision	(1,685)	(299)	(2,588)	(2,218)
Net income	$5,617	$1,150	$9,174	$8,052
Basic earnings per share:
Earnings per share	$0.34	$0.07	$0.55	$0.49
Basic weighted average common shares	16,687	16,567	16,639	16,480
Diluted earnings per share:
Earnings per share	$0.34	$0.07	$0.55	$0.49
Diluted weighted average common shares	16,713	16,583	16,671	16,540
Net income	$5,617	$1,150	$9,174	$8,052
Other comprehensive income (loss):
Foreign currency translation adjustment	11,644	(1,178)	15,506	(5,586)
Loss on derivatives, net of tax	(410)	(511)	(1,036)	(589)
Comprehensive income (loss)	$16,851	$(539)	$23,644	$1,877

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854
Stock transactions under employee benefit stock plans	33	886					886
Issuance of restricted stock, net of forfeitures	135	(11)					(11)
Stock-based compensation expense		920					920
Shares withheld for payment of employee payroll taxes	(3)	(97)					(97)
Comprehensive income (loss)				3,862	(856)		3,006
Tax effect of derivative transactions					231		231
Net income			3,557				3,557
Dividends to stockholders - $0.03			(518)				(518)
Balances, March 31, 2025	16,975	$112,722	$180,052	$(21,427)	$1,350	$131	$272,828
Issuance of restricted stock, net of forfeitures	6	(43)					(43)
Stock-based compensation expense		835					835
Shares withheld for payment of employee payroll taxes	(43)	(927)					(927)
Comprehensive income (loss)				11,644	(540)		11,104
Tax effect of derivative transactions					130		130
Net income			5,617				5,617
Dividends to stockholders - $0.03			(482)				(482)
Balances, June 30, 2025	16,938	$112,587	$185,187	$(9,783)	$940	$131	$289,062

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	167	(139)					(139)
Share issuance in connection with acquisition	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock-based compensation expense		1,211					1,211
Shares withheld for payment of employee payroll taxes	(4)	(121)					(121)
Comprehensive (loss) income				(4,408)	(102)		(4,510)
Tax effect of derivative transactions					24		24
Net income			6,902				6,902
Dividends to stockholders - $0.03			(500)				(500)
Balances, March 31, 2024	16,906	$109,576	$172,215	$(17,664)	$3,347	$(344)	$267,130
Issuance of restricted stock, net of forfeitures	(23)						—
Stock-based compensation expense		1,073					1,073
Shares withheld for payment of employee payroll taxes	(42)	(1,446)					(1,446)
Comprehensive (loss) income				(1,178)	(673)		(1,851)
Tax effect of derivative transactions					162		162
Net income			1,150				1,150
Dividends to stockholders - $0.03			(503)				(503)
Balances, June 30, 2024	16,841	$109,203	$172,862	$(18,842)	$2,836	$(344)	$265,715

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$9,174	$8,052
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,682	12,801
Deferred income taxes	61	18
Stock-based compensation expense	1,755	2,284
Debt issue cost amortization recorded in interest expense	323	261
Other	2,860	2,368
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(3,594)	5,137
Inventories	7,125	941
Prepaid expenses and other assets	(459)	(461)
Accounts payable	5,107	(7,884)
Accrued liabilities	3,401	(6,140)
Net cash provided by operating activities	38,435	17,377

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	—	(25,231)
Purchase of property and equipment	(3,189)	(5,328)
Net cash used in investing activities	(3,189)	(30,559)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	76,898
Principal payments of long-term debt and finance lease obligations	(22,221)	(56,230)
Payment of contingent consideration	—	(2,450)
Payment of debt issuance costs	(41)	(2,329)
Dividends paid to stockholders	(1,000)	(1,008)
Tax withholdings related to net share settlements of restricted stock	(1,024)	(1,567)
Net cash (used in) provided by financing activities	(24,286)	13,314
Effect of foreign exchange rate changes on cash	2,853	(741)
Net increase (decrease) in cash and cash equivalents	13,813	(609)
Cash and cash equivalents at beginning of period	36,102	31,901
Cash and cash equivalents at end of period	$49,915	$31,292

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$—	$6,250
Stock issued to settle contingent consideration	$—	$4,874
Property, plant and equipment purchases in accounts payable or accrued expenses	$203	$941
Debt issuance costs in accounts payable or accrued expenses	$—	$164
Cash paid for interest	$7,048	$5,516
Cash paid for income taxes	$4,054	$5,504

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

The Company incurred $313 of transaction costs related to the acquisition during 2024, which are included in acquisition and integration-related costs on the condensed consolidated statements of income and comprehensive income (loss).

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

On January 3, 2024, the final deferred acquisition payment for Spectrum Controls, Inc. (“Spectrum”) of $12,500 (comprised of 50% cash and 50% Company stock) was paid.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations if the SNC acquisition had occurred as of January 1, 2023:

	Three months ended	Six months ended
	June 30,	June 30,
	2024	2024
Revenues	$136,032	$284,039
Income before income taxes	$1,599	$10,989

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of June 30, 2025 and December 31, 2024.

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

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2025	2024	2025	2024
Industrial	$65,455	$63,484	$127,881	$133,078
Vehicle	26,721	28,662	49,694	63,316
Medical	20,045	19,235	39,147	38,321
Aerospace & Defense	20,961	18,477	41,997	35,295
Distribution and Other	6,396	6,174	13,662	12,735
Total	$139,578	$136,032	$272,381	$282,745

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2025	2024	2025	2024
North America (primarily U.S.)	$92,352	$91,920	$178,625	$191,623
Europe	40,983	37,145	81,047	77,805
Asia-Pacific	6,243	6,967	12,709	13,317
Total	$139,578	$136,032	$272,381	$282,745

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	June 30,	December 31,
	2025	2024
Contract liabilities in accrued liabilities	$3,094	$2,292

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the six months ended June 30, 2025 and 2024, the Company recognized revenue of $868 and $822, respectively, that was included in the opening contract liabilities balance.

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

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	June 30,	December 31,
	2025	2024
Parts and raw materials	$78,219	$78,725
Work-in-process	12,161	12,274
Finished goods	16,168	20,518
	$106,548	$111,517

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		June 30,	December 31,
	Useful lives	2025	2024
Land		$1,797	$1,770
Building and improvements	5 - 39 years	29,798	29,161
Machinery, equipment, tools and dies	3 - 15 years	118,706	110,194
Construction in progress		1,918	2,856
Furniture, fixtures and other	3 - 10 years	26,057	25,270
		178,276	169,251
Less accumulated depreciation		(114,329)	(103,566)
Property, plant, and equipment, net		$63,947	$65,685

Depreciation expense was $3,276 and $3,185 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was approximately $6,464 and $6,355, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2025 is as follows:

June 30,
2025
Beginning balance	$131,789
Effect of foreign currency translation	2,821
Ending balance	$134,610

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	June 30, 2025			December 31, 2024
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$118,116	$(54,945)	$63,171	$116,370	$(50,098)	$66,272
Trade name	13.7 years	16,172	(9,099)	7,073	15,890	(8,564)	7,326
Design and technologies	10.5 years	42,315	(17,664)	24,651	41,390	(15,317)	26,073
Total		$176,603	$(81,708)	$94,895	$173,650	$(73,979)	$99,671

Amortization expense for intangible assets was $3,125 and $3,131 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, amortization expense was $6,218 and $6,246, respectively.

Estimated future intangible asset amortization expense as of June 30, 2025 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2025	6,276
2026	12,454
2027	12,011
2028	11,247
2029	9,608
Thereafter	43,299
Total estimated amortization expense	$94,895

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2025, 148,590 shares of unvested restricted stock were awarded at a weighted average market value of $23.68. Of the restricted shares granted, 71,326 shares have performance-based vesting conditions. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the six months ended June 30, 2025:

Number of
shares
Outstanding at beginning of period	236,340
Awarded	148,590
Vested	(120,219)
Forfeited	(5,579)
Outstanding at end of period	259,132

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock-based compensation expense, net of forfeitures, of $835 and $1,073 was recorded for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, stock-based compensation expense, net of forfeitures, of $1,755 and $2,284 was recorded, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Compensation and fringe benefits	$14,850	$13,134
Warranty reserve	2,301	1,966
Income taxes payable	387	1,472
Operating lease liabilities – current	5,370	5,088
Finance lease obligations – current	466	448
Contract liabilities	3,094	2,292
Restructuring related accruals	1,610	—
Other accrued expenses	6,496	5,821
	$34,574	$30,221

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

Restructuring expenses for this initiative, which are included in restructuring and business realignment costs in the condensed consolidated statement of income and comprehensive income, are as follows:

Restructuring
related accruals

December 31, 2024	$—
Expenses incurred	1,499
Payments	(354)
March 31, 2025	1,145
Expenses incurred	1,122
Payments	(657)
June 30, 2025	$1,610

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	June 30,	December 31,
	2025	2024
Long-term Debt
Revolving Credit Facility, long-term (1)	$146,962	$168,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(2,663)	(2,945)
Finance lease obligations – noncurrent	7,919	8,160
Long-term debt	$202,218	$224,177
(1)	The effective interest rate on long-term debt obligations is 5.94% at June 30, 2025.

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

Borrowings under the Revolving Facility bear interest at the Term SOFR Rate (as defined in the 2024 Amended Credit Agreement) plus a margin of 1.25% to 2.50% or the Alternative Base Rate (as defined in the 2024 Amended Credit Agreement) plus a margin of 0.25% to 1.50%, in each case depending on the Company’s ratio of Funded Indebtedness (as defined in the 2024 Amended Credit Agreement) to Consolidated EBITDA (the “Leverage Ratio”). In addition, the Company is required to pay a commitment fee of between 0.15% and 0.325% quarterly on the unused portion of the Revolving Facility, also based on the Company’s Leverage Ratio.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2025.

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

As of June 30, 2025, the unused Revolving Facility was $133,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

On October 22, 2024, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement and a Second Amendment to the Note Purchase and Private Shelf Agreement (collectively, the “October 2024 Credit and Note Payable Amendments”). These amendments include provisions to increase the maximum Leverage Ratio to 4.5:1.0 for the quarter ending March 31, 2025 and June 30, 2025, 4.0:1.0 for the quarter ending September 30, 2025, and returning to 3.75:1.0 for the quarter ending December 31, 2025 and thereafter. From January 1, 2025 through September 30, 2025, borrowings under the Revolving Facility will bear interest at Term SOFR plus a margin of 2.50% and a commitment fee of 0.325% on the unused portion of the Revolving Facility. Also, from October 1, 2024 through September 30, 2025, the Series A Notes will bear interest at 6.46%.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income (loss). To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $35,579 and $30,945 at June 30, 2025 and December 31, 2024, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the condensed consolidated statements of income and comprehensive income (loss). During the three and six months ended June 30, 2025, the Company had gains of $1,193 and $1,070, respectively, and during the three and six months ended June 30, 2024, the Company had a gain of $31 and a loss of $81, respectively on foreign currency contracts which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net.

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

As of June 30, 2025, the Company estimates that $1,017 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Prepaid expenses and other assets	$105	$—
Interest rate swaps	Other long-term assets	$1,133	$2,575
		$1,238	$2,575

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Accrued liabilities	$—	$137

The tables below present the effect of cash flow hedge accounting on other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2025 and 2024:

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax (loss) gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(161)	$360	$(641)	$1,295

	Amount of pre-tax gain reclassified		Amount of pre-tax gain reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2025	2024	2025	2024

Interest expense	$379	$1,033	$755	$2,069

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2025	2024	2025	2024
Interest rate swaps	Interest Expense	$3,552	$3,384	$7,187	$6,772

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$1,238	$—	$1,238	$—	$—	$1,238

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$2,575	$—	$2,575	$—	$—	$2,575

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$137	$—	$137	$—	$—	$137

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

The following tables presents the Company’s financial assets (liabilities) that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, by level within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,430	$—	$—
Deferred compensation plan assets	4,900	—	—
Foreign currency hedge contracts, net	—	105	—
Interest rate swaps, net	—	1,133	—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,164	$—	$—
Deferred compensation plan assets	4,647	—	—
Foreign currency hedge contracts, net	—	(137)	—
Interest rate swaps, net	—	2,575	—

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

The effective income tax rate was 23.1% and 20.6% for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the effective income tax rate was 22.0% and 21.6%, respectively.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. The Company is in the process of evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2025

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

and 2024 was as follows:

	June 30,
	2025	2024
Cash paid for operating leases	$3,367	$3,185
Cash paid for interest on finance lease obligations	$195	$205
Assets acquired under operating leases	$1,385	$858
Operating lease assets obtained in acquisitions	$—	$378

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $7,261 and $7,577 as of June 30, 2025 and December 31, 2024, respectively, are included in property, plant and equipment, net. As of June 30, 2025, finance lease obligations of $466 are included in accrued liabilities and $7,919 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2024, finance lease obligations of $448 are included in accrued liabilities and $8,160 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2025:

	Operating Leases	Finance Leases
Remainder of 2025	3,234	416
2026	6,048	848
2027	5,284	867
2028	3,966	886
2029	2,735	906
Thereafter	5,836	6,977
Total undiscounted cash flows	$27,103	$10,900
Less: present value discount	(3,050)	(2,515)
Total lease liabilities	$24,053	$8,385

As of June 30, 2025, the Company has entered into leases for additional office space with future minimum lease payments of $4,817 that have yet to be commenced.

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $272 and $526 during the three and six months ended June 30, 2025 and $237 and $473 during the three and six months ended June 30, 2024, respectively, and is obligated to make payments of $545 during the remainder of 2025. Future fixed minimum lease payments under these leases as of June 30, 2025 are $6,956.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended June 30, 2025 and 2024 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2025	$131	$1,666	$(316)	$(21,427)	$(19,946)
Unrealized (loss) gain on cash flow hedges	—	(161)	39	—	(122)
Amounts reclassified from AOCI	—	(379)	91	—	(288)
Foreign currency translation gain	—	—	—	11,644	11,644
At June 30, 2025	$131	$1,126	$(186)	$(9,783)	$(8,712)

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2024	$(344)	$4,329	$(982)	$(17,664)	$(14,661)
Unrealized gain (loss) on cash flow hedges	—	360	(86)	—	274
Amounts reclassified from AOCI	—	(1,033)	248	—	(785)
Foreign currency translation loss	—	—	—	(1,178)	(1,178)
At June 30, 2024	$(344)	$3,656	$(820)	$(18,842)	$(16,350)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized (loss) gain on cash flow hedges	—	(641)	167	—	(474)
Amounts reclassified from AOCI	—	(755)	194	—	(561)
Foreign currency translation gain	—	—	—	15,506	15,506
At June 30, 2025	$131	$1,126	$(186)	$(9,783)	$(8,712)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	1,295	(311)	—	984
Amounts reclassified from AOCI	—	(2,070)	497	—	(1,573)
Foreign currency translation gain	—	—	—	(5,586)	(5,586)
At June 30, 2024	$(344)	$3,656	$(820)	$(18,842)	$(16,350)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income (loss).

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first and second quarters of 2025 and 2024.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	16,687	16,567	16,639	16,480
Dilutive effect of potential common shares	26	16	32	60
Diluted weighted average shares outstanding	16,713	16,583	16,671	16,540

For the three and six months ended June 30, 2025, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 55,000 and 64,000, respectively. For the three and six months ended June 30, 2024, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 21,000 and 67,000, respectively.

18.    SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of specialty-controlled motion products and solutions for end user and OEM applications. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources, monitoring budgets, and assessing performance for the entire Company. The measure of segment profit or loss utilized is consolidated net income. The CODM uses this measure to compare results to prior periods and during our budgeting and forecasting process to assess profitability and enable decision making. The reports reviewed by the CODM do not provide for any significant expense categories beyond those as reported on the consolidated statement of income and comprehensive income (loss). The accounting policies of the Company are described in Note 1 Significant Accounting Policies in the 2024 Form 10-K.

The CODM utilizes consolidated net income, which is available in our consolidated statements of income and comprehensive income (loss), as the measurement for assessing financial performance.

For the three months ended June 30, 2025 and 2024, revenue was comprised of 55% and 52%, respectively, shipped to U.S. customers. Revenue for the six months ended June 30, 2025 and 2024 was comprised of 54% and 55%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $31,596 and $31,820 as of June 30, 2025 and December 31, 2024, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three and six months ended June 30, 2025, no customers individually accounted for a material concentration of revenue nor accounts receivable. For the three and six months ended June 30, 2024, one customer accounted for 12% and 10% of revenues, respectively.

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

Overview

We are a global company that is engaged in the business of designing, manufacturing, and selling precision motion, control, power, and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets. We are headquartered in Amherst, NY, and have operations in the United States, Canada, Mexico, Europe, and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical, and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include nano precision positioning systems, servo control systems, motion controllers, digital servo amplifiers and drives, brushless servo, torque, and coreless motors, brush motors, integrated motor-drives, gear motors, gearing, incremental and absolute optical encoders, active (electronic) and passive (magnetic) filters for power quality and harmonic issues, Industrial safety rated input/output Modules, Universal Industrial Communications Gateways, light-weighting technologies, transformers, and other controlled motion-related products.

Throughout 2024 and into 2025, we continue to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls and Power. In addition, we are structuring our organization with focused market selling and support teams to increase solution sales opportunities under our new brand - Allient. This refined strategy is reflected in the 2023 change of our corporate name from Allied Motion Technologies Inc. to Allient Inc, short for Allied Nexus Technologies. Allient captures the opportunity that exists at the nexus of these three technology pillars and recognizes the unique capabilities the combination offers.

Recent Events

Beginning in 2024, and continuing into 2025, the Company has been executing its Simplify to Accelerate NOW program. This included initiatives to realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and drive profitability. These initiatives are expected to position Allient to emerge from the current challenging macroeconomic environment and industrial headwinds with stronger earnings power, improved operational flexibility, and enhanced capacity to capitalize on future growth opportunities.

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

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. We are in the process of evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025.

Global Environment

The U.S. government has proposed and implemented certain updates to existing foreign trade policies. These updates include new and increased tariffs, or potential tariffs, on a wide range of products and goods imported to the U.S., and certain countries have responded with reciprocal tariffs and/or trade restrictions. We have manufacturing operations in Mexico, China, and Europe, amongst other locations globally throughout the world, and source certain components from locations that may be impacted by these policy changes. Official government policies and agreements continue to be closely monitored and our operations remain agile in making adjustments to minimize potential impacts to our business.

The current geopolitical conflicts are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain (in particular, with respect to changes and proposed changes to tariffs and trade policies), and certain customer ordering patterns. We are closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns and availability of certain raw materials with a focus on realizing efficiencies. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

Operating Results

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	For the three months ended		2025 vs. 2024
	June 30,		Variance
(Dollars in thousands, except per share data)	2025	2024	$	%
Revenues	$139,578	$136,032	$3,546	3%
Cost of goods sold	93,222	95,356	(2,134)	(2)%
Gross profit	46,356	40,676	5,680	14%
Gross margin percentage	33.2%	29.9%
Operating costs and expenses:
Selling	6,026	6,662	(636)	(10)%
General and administrative	14,439	14,142	297	2%
Engineering and development	9,944	10,293	(349)	(3)%
Acquisition and integration-related costs	23	100	(77)	(77)%
Restructuring and business realignment costs	1,122	1,469	(347)	(24)%
Amortization of intangible assets	3,125	3,131	(6)	—%
Total operating costs and expenses	34,679	35,797	(1,118)	(3)%
Operating income	11,677	4,879	6,798	139%
Interest expense	3,552	3,384	168	5%
Other expense, net	823	46	777	NM %
Total other expense	4,375	3,430	945	28%
Income before income taxes	7,302	1,449	5,853	404%
Income tax provision	(1,685)	(299)	(1,386)	464%
Net income	$5,617	$1,150	$4,467	388%

Effective tax rate	23.1%	20.6%
Diluted earnings per share	$0.34	$0.07	$0.267	386%
Bookings	$135,032	$137,373	$(2,341)	(2)%
Backlog	$236,586	$259,002	$(22,416)	(9)%

REVENUES: The increase in revenues during the second quarter 2025 reflects increases in several target markets, most significantly within Medical, Industrial, and Aerospace and Defense markets, partially offset by decreases in Vehicle. Our revenue for the second quarter of 2025 was comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was primarily due to a 1.8% foreign currency increase and a volume increase of 0.9%. Organic revenue increased 0.9% during the second quarter 2025.

ORDER BOOKINGS AND BACKLOG: Bookings decreased in the second quarter 2025 compared to 2024, due to a 3.3% decrease in volume, slightly offset by a 1.6% increase in foreign currency impact. The decrease in bookings from the prior year quarter is primarily reflective of timing of customers ordering patterns in the prior year periods.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $46,356 in the second quarter of 2025 from $40,676 in the second quarter of 2024, and gross margins increased to 33.2% for 2025, compared to 29.9% for 2024. Gross profit and gross margin percentage were impacted favorably by slightly higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses decreased 10% during the second quarter of 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. Selling expenses as a percentage of revenues were 4% and 5% in the three months ended June 30, 2025 and 2024, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased 2% during the second quarter 2025 compared to 2024 due primarily to higher incentive compensation, offset in part by cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 10% in each of the three months ended June 30, 2025 and 2024.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 3% in the second quarter of 2025 compared to 2024. The decrease reflects the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% and 8% for the three months ended June 30, 2025 and 2024, respectively.

ACQUISITION AND INTEGRATION-RELATED COSTS: Acquisition and integration-related costs decreased in the second quarter of 2025 compared to 2024 primarily reflecting costs incurred in 2024 relating to a prior year acquisition.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs decreased in the second quarter of 2025 compared to 2024 primarily reflecting costs primarily associated with the transfer of assembly operations from our Dothan, Alabama facility in 2025 and a reduction in other Simplify to Accelerate NOW actions as compared with the prior year.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense increased in the second quarter of 2025 compared to 2024 due to higher average effective interest rates due to maturity of certain interest rate swaps, partially offset by lower average debt balances. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 23.1% and 20.6% for the three months ended June 30, 2025 and 2024, respectively. The change in rates compared to the prior year is primarily due to the impact of discrete tax costs on share based awards. We expect our income tax rate for the full year 2025 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the second quarter of 2025 compared to 2024, primarily relating to slightly higher sales volume, including an increase in organic revenue, and a decrease in cost of goods sold, as well as a decrease in operating expenses, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended June 30, 2025 and 2024 was $9,525 and $4,857, respectively. Adjusted diluted earnings per share for the second quarter of 2025 and 2024 were $0.57 and $0.29, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $17,255 for the second quarter of 2025 compared to $11,249 for the second quarter of 2024. Adjusted EBITDA was $20,067 and $13,931 for the second quarters of 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

	For the six months ended		2025 vs. 2024
	June 30,		Variance
(Dollars in thousands, except per share data)	2025	2024	$	%
Revenues	$272,381	$282,745	$(10,364)	(4)%
Cost of goods sold	183,273	194,692	(11,419)	(6)%
Gross profit	89,108	88,053	1,055	1%
Gross margin percentage	32.7%	31.1%
Operating costs and expenses:
Selling	12,040	12,960	(920)	(7)%
General and administrative	28,252	28,582	(330)	(1)%
Engineering and development	19,498	21,360	(1,862)	(9)%
Acquisition and integration-related costs	23	457	(434)	(95)%
Restructuring and business realignment costs	2,621	1,469	1,152	78%
Amortization of intangible assets	6,218	6,246	(28)	—%
Total operating costs and expenses	68,652	71,074	(2,422)	(3)%
Operating income	20,456	16,979	3,477	20%
Interest expense	7,187	6,772	415	6%
Other expense (income), net	1,507	(63)	1,570	NM %
Total other expense, net	8,694	6,709	1,985	30%
Income before income taxes	11,762	10,270	1,492	15%
Income tax provision	(2,588)	(2,218)	(370)	17%
Net income	$9,174	$8,052	$1,122	14%

Effective tax rate	22.0%	21.6%
Diluted earnings per share	$0.55	$0.49	$0.060	12%
Bookings	$272,655	$259,500	$13,155	5%
Backlog	$236,586	$259,002	$(22,416)	(9)%

REVENUES: The decrease in revenues for the year to date 2025 reflects decreases primarily within Vehicle and Industrial markets. Decreases in revenues compared to the prior year period are largely impacted by elevated shipments during the first three months of the prior year period as supply chains normalized, combined with elevated inventory levels and slowing demand at our customers in the first three months of the current period, offset partially by year-over-year growth in certain markets during the second quarter of 2025 compared to the prior year period. Our revenues for the period ended June 30, 2025 was comprised of 54% to U.S. customers and 46% to customers primarily in Europe, Canada and Asia-Pacific. The overall decrease in revenue was due to a 3.9% volume decrease partially offset by a 0.2% favorable currency impact. Organic revenue decreased 4.3% during the year to date 2025.

ORDER BOOKINGS AND BACKLOG: Orders increased for the year to date 2025 compared to 2024, and included a 4.9% increase in volume as well as a 0.2% increase in foreign currency impact. The increase in orders reflects steady demand in the Industrial market and continued strength in Aerospace & Defense.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $89,108 for year to date 2025 from $88,053 in 2024 driven by decreases in cost of goods sold, and gross margins increased to 32.7% for 2025, compared to 31.1% for 2024. Gross profit and gross margin percentage were impacted favorably by improved product mix and operational improvements driven by our Simplify to Accelerate NOW strategy, partially offset by lower sales volume.

SELLING EXPENSES: Selling expenses decreased 7% during year to date 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. Selling expenses as a percentage of revenues were 4% and 5% during year to date 2025 and 2024, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by 1% during the six months ended June 30, 2025 compared to the same period of 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy, offset, in part, by higher incentive compensation. As a percentage of revenues, general and administrative expenses were 10% in each of 2025 and 2024.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 9% during the year to date 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for the six months ended June 30, 2025 compared to 8% for the six months ended June 30, 2024.

ACQUISITION AND INTEGRATION-RELATED COSTS: Acquisition and integration-related costs decreased in 2025 compared to 2024 primarily reflecting costs incurred in 2024 relating to a prior year acquisition.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs increased in 2025 compared to 2024 primarily reflecting restructuring-related costs primarily associated with the transfer of assembly operations from our Dothan, Alabama facility.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets increased for year to date 2025 compared to 2024.

INTEREST EXPENSE: Interest expense increased by 6% for the year to date 2025 compared to 2024 primarily due to an increase in the average effective interest rate on debt due to maturity of certain interest rate swaps, partially offset by lower average debt levels. The increase in interest expense is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: For the six months ended June 30, 2025 and 2024, the effective income tax rate was 22.0% and 21.6%, respectively. The change in rates compared to the prior year is primarily due to the impact of discrete tax costs on share based awards. We expect our income tax rate for the full year 2025 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during year to date 2025 compared to 2024, primarily relating to a decrease in cost of goods sold, as well as a decrease in operating expenses, partially offset by lower sales volume. Adjusted net income for the six month periods ended June 30, 2025 and 2024 was $17,119 and $14,403, respectively. Adjusted diluted earnings per share for year to date 2025 and 2024 were $1.03 and $0.87, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non– GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $31,631 for year to date 2025 compared to $29,843 for year to date 2024. Adjusted EBITDA was $37,540 and $33,971 for year to date 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the three and six months ended June 30, 2025 is as follows:

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Revenue as reported	$139,578	$272,381
Favorable currency impact	(2,382)	(563)
Revenue excluding foreign currency exchange impacts	$137,196	$271,818

The Company’s calculation of organic revenue for the three and six months ended June 30, 2025 is as follows:

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Revenue change over prior year	2.6%	(3.7)%
Less: Impact of acquisitions and foreign currency	1.7	0.6
Organic revenue	0.9%	(4.3)%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income as reported	$5,617	$1,150	$9,174	$8,052
Interest expense	3,552	3,384	7,187	6,772
Provision for income tax	1,685	299	2,588	2,218
Depreciation and amortization	6,401	6,416	12,682	12,801
EBITDA	17,255	11,249	31,631	29,843
Stock-based compensation expense	835	1,073	1,755	2,284
Acquisition and integration-related costs	23	100	23	457
Restructuring and business realignment costs	1,122	1,469	2,621	1,469
Foreign currency loss/(gain)	832	40	1,509	(82)
Adjusted EBITDA	$20,067	$13,931	$37,539	$33,971

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands except per share amounts):

	For the three months ended
	June 30,
		Per diluted		Per diluted
	2025	share	2024	share
Net income as reported	$5,617	$0.34	$1,150	$0.07
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,394	0.14	2,475	0.15
Foreign currency loss – net	637	0.04	30	—
Acquisition and integration-related costs – net	18	—	77	—
Restructuring and business realignment costs – net	859	0.05	1,125	0.07
Non-GAAP adjusted net income and adjusted diluted earnings per share	$9,525	$0.57	$4,857	$0.29
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

	For the six months ended
	June 30,
		Per diluted		Per diluted
	2025	share	2024	share
Net income as reported	$9,174	$0.55	$8,052	$0.49
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	4,763	0.29	4,938	0.30
Foreign currency loss / (gain) – net	1,156	0.07	(62)	—
Acquisition and integration-related costs – net	18	—	350	0.02
Restructuring and business realignment costs – net	2,007	0.12	1,125	0.06
Non-GAAP adjusted net income and adjusted diluted earnings per share	$17,118	$1.03	$14,403	$0.87
(2)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $13,813 to a balance of $49,915 at June 30, 2025 from December 31, 2024.

			2025 vs.
	Six Months Ended		2024
	June 30,		Variance
(in thousands):	2025	2024	$
Net cash provided by operating activities	$38,435	$17,377	$21,058
Net cash used in investing activities	(3,189)	(30,559)	27,370
Net cash (used in) provided by financing activities	(24,286)	13,314	(37,600)
Effect of foreign exchange rates on cash	2,853	(741)	3,594
Net increase (decrease) in cash and cash equivalents	$13,813	$(609)	$14,422

Of the $49,915 of cash and cash equivalents at June 30, 2025, $38,609 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S. The Company regularly evaluates opportunities to optimize cash available from operations in all geographies.

During the six months ended June 30, 2025, the increase in cash provided by operating activities is due to improved cash used/provided by inventory, decrease in cash used in accounts payable and accrued liabilities, and higher net income, offset by decrease in cash inflows on collections on accounts receivable.

The decrease in cash used in investing activities in the six months ended June 30, 2025 relates to $20,000 in cash paid for the acquisition of SNC, as well as $6,250 of cash paid relating to the 2022 Spectrum acquisition in the first quarter of 2024. Cash used in investing activities in the six months ended June 30, 2025 includes $3,189 for purchases of property and equipment compared to

$5,328 during the six months ended June 30, 2024. Capital expenditures are expected to be between $8,000 and $10,000 for the full year 2025.

The decrease in cash used/provided by financing activities during the six months ended June 30, 2025 is primarily due to borrowings of $20,000 to fund the SNC acquisition during the first quarter of 2024. Debt payments of $22,221 were made during the six months ended June 30, 2025. The $50,000 Notes issued in March 2024 were used to pay down the Revolving Facility. As of June 30, 2025, we had $146,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2025.

As of June 30, 2025, the unused Revolving Facility was $133,038. The amount available to borrow may be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

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

The Company declared dividends of $0.06 per share during each of the six months ended June 30, 2025 and 2024. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,880 on our sales for the six months ended June 30, 2025. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. For the three months ended June 30, 2025, we estimate that foreign currency exchange rate fluctuations increased revenues by $2,382. We estimate that foreign currency exchange rate fluctuations during the six months ended June 30, 2025 increased revenues in comparison to the three months ended June 30, 2024 by $563.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a gain of $11,644 and a loss of $1,178 for the three months ended June 30, 2025 and 2024, respectively. The translation adjustments were a gain of $15,506 and a loss of $5,586 for the six months ended June 30, 2025 and 2024, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $18,294 on our foreign net assets as of June 30, 2025.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $35,579 at June 30, 2025. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2025, we recorded gains of $1,193 and $1,070, respectively, on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense (income), net amounted to losses of $1,509 and gains of $23 for the six months ended June 30, 2025 and 2024, respectively.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (2.50% at June 30, 2025), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility will bear interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of June 30, 2025, we had $146,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $56,962 of unhedged floating rate debt outstanding at June 30, 2025 would have approximately a $570 impact on our interest expense for the six months ended June 30, 2025.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
04/01/25 to 04/30/25	43,465	$22.00	—	—
05/01/25 to 05/31/25	—	—	—	—
06/01/25 to 06/30/25	—	—	—	—
Total	43,465	$22.00	—	—
(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At June 30, 2025, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended June 30, 2025.

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

DATE:	August 6, 2025	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer