Form 10-Q
period 2025-09-30
ALLIENT INC
filed 2025-11-05
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

Number of Shares of the only class of Common Stock outstanding: 16,943,497 as of November 5, 2025

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,476	$36,102
Trade receivables, net of provision for credit losses of $1,177 and $1,628 at September 30, 2025 and December 31, 2024, respectively	91,718	78,774
Inventories	111,360	111,517
Prepaid expenses and other assets	15,502	11,187
Total current assets	258,056	237,580
Property, plant, and equipment, net	62,599	65,685
Deferred income taxes	8,277	9,116
Intangible assets, net	91,296	99,671
Goodwill	134,142	131,789
Operating lease assets	21,996	23,748
Other long-term assets	8,717	8,192
Total Assets	$585,083	$575,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,724	$27,156
Accrued liabilities	39,302	30,221
Total current liabilities	73,026	57,377
Long-term debt	190,259	224,177
Deferred income taxes	3,338	3,642
Pension and post-retirement obligations	1,549	1,667
Operating lease liabilities	17,474	19,417
Other long-term liabilities	5,265	4,647
Total liabilities	290,911	310,927
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,936 and 16,810 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	113,325	111,024
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	191,163	177,013
Accumulated other comprehensive loss	(10,316)	(23,183)
Total stockholders’ equity	294,172	264,854
Total Liabilities and Stockholders’ Equity	$585,083	$575,781

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$138,743	$125,213	$411,124	$407,958
Cost of goods sold	92,562	85,949	275,835	280,641
Gross profit	46,181	39,264	135,289	127,317
Operating costs and expenses:
Selling	6,217	6,323	18,257	19,283
General and administrative	14,112	13,856	42,364	42,438
Engineering and development	9,687	9,056	29,185	30,416
Acquisition and integration-related costs	17	(201)	40	256
Restructuring and business realignment costs	836	479	3,457	1,948
Amortization of intangible assets	3,132	3,135	9,350	9,381
Total operating costs and expenses	34,001	32,648	102,653	103,722
Operating income	12,180	6,616	32,636	23,595
Other expense, net:
Interest expense	3,401	3,435	10,588	10,207
Other expense, net	457	468	1,964	405
Total other expense, net	3,858	3,903	12,552	10,612
Income before income taxes	8,322	2,713	20,084	12,983
Income tax provision	(1,845)	(612)	(4,433)	(2,830)
Net income	$6,477	$2,101	$15,651	$10,153
Basic earnings per share:
Earnings per share	$0.39	$0.13	$0.94	$0.61
Basic weighted average common shares	16,695	16,574	16,658	16,513
Diluted earnings per share:
Earnings per share	$0.39	$0.13	$0.94	$0.61
Diluted weighted average common shares	16,780	16,605	16,708	16,581
Net income	$6,477	$2,101	$15,651	$10,153
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,385)	5,821	14,121	235
Loss on derivatives, net of tax	(219)	(1,379)	(1,254)	(1,968)
Comprehensive income	$4,873	$6,543	$28,518	$8,420

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854
Stock transactions under employee benefit stock plans	33	886					886
Issuance of restricted stock, net of forfeitures	135	(11)					(11)
Stock-based compensation expense		920					920
Shares withheld for payment of employee payroll taxes	(3)	(97)					(97)
Comprehensive income (loss)				3,862	(856)		3,006
Tax effect of derivative transactions					231		231
Net income			3,557				3,557
Dividends to stockholders - $0.03			(518)				(518)
Balances, March 31, 2025	16,975	$112,722	$180,052	$(21,427)	$1,350	$131	$272,828
Issuance of restricted stock, net of forfeitures	6	(43)					(43)
Stock-based compensation expense		835					835
Shares withheld for payment of employee payroll taxes	(43)	(927)					(927)
Comprehensive income (loss)				11,644	(540)		11,104
Tax effect of derivative transactions					130		130
Net income			5,617				5,617
Dividends to stockholders - $0.03			(482)				(482)
Balances, June 30, 2025	16,938	$112,587	$185,187	$(9,783)	$940	$131	$289,062
Issuance of restricted stock, net of forfeitures	—						—
Stock-based compensation expense		835					835
Shares withheld for payment of employee payroll taxes	(2)	(97)					(97)
Comprehensive loss				(1,385)	(288)		(1,673)
Tax effect of derivative transactions					69		69
Net income			6,477				6,477
Dividends to stockholders - $0.03			(501)				(501)
Balances, September 30, 2025	16,936	$113,325	$191,163	$(11,168)	$721	$131	$294,172

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2023	16,308	$95,937	$165,813	$(13,256)	$3,425	$(344)	$251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	167	(139)					(139)
Share issuance in connection with acquisition	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock-based compensation expense		1,211					1,211
Shares withheld for payment of employee payroll taxes	(4)	(121)					(121)
Comprehensive (loss) income				(4,408)	(102)		(4,510)
Tax effect of derivative transactions					24		24
Net income			6,902				6,902
Dividends to stockholders - $0.03			(500)				(500)
Balances, March 31, 2024	16,906	$109,576	$172,215	$(17,664)	$3,347	$(344)	$267,130
Issuance of restricted stock, net of forfeitures	(23)						—
Stock-based compensation expense		1,073					1,073
Shares withheld for payment of employee payroll taxes	(42)	(1,446)					(1,446)
Comprehensive (loss) income				(1,178)	(673)		(1,851)
Tax effect of derivative transactions					162		162
Net income			1,150				1,150
Dividends to stockholders - $0.03			(503)				(503)
Balances, June 30, 2024	16,841	$109,203	$172,862	$(18,842)	$2,836	$(344)	$265,715
Issuance of restricted stock, net of forfeitures							—
Share issuance in connection with acquisitions							—
Stock-based compensation expense		1,098					1,098
Shares withheld for payment of employee payroll taxes	(1)	(23)					(23)
Comprehensive (loss) income				5,821	(1,809)		4,012
Tax effect of derivative transactions					430		430
Net income			2,101				2,101
Dividends to stockholders - $0.03			(466)				(466)
Balances, September 30, 2024	16,840	$110,278	$174,497	$(13,021)	$1,457	$(344)	$272,867

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$15,651	$10,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,105	19,248
Deferred income taxes	287	(45)
Stock-based compensation expense	2,590	3,382
Debt issue cost amortization recorded in interest expense	485	379
Other	3,729	3,248
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(10,679)	6,012
Inventories	1,863	5,500
Prepaid expenses and other assets	(3,372)	142
Accounts payable	5,583	(12,259)
Accrued liabilities	7,874	(6,302)
Net cash provided by operating activities	43,116	29,458

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	—	(25,231)
Purchase of property and equipment	(5,090)	(6,903)
Net cash used in investing activities	(5,090)	(32,134)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	76,898
Principal payments of long-term debt and finance lease obligations	(34,334)	(61,333)
Payment of contingent consideration	—	(2,450)
Payment of debt issuance costs	(41)	(2,329)
Dividends paid to stockholders	(1,501)	(1,505)
Tax withholdings related to net share settlements of restricted stock	(1,121)	(1,596)
Net cash (used in) provided by financing activities	(36,997)	7,685
Effect of foreign exchange rate changes on cash	2,345	208
Net increase (decrease) in cash and cash equivalents	3,374	5,217
Cash and cash equivalents at beginning of period	36,102	31,901
Cash and cash equivalents at end of period	$39,476	$37,118

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$—	$6,250
Stock issued to settle contingent consideration	$—	$4,874
Property, plant and equipment purchases in accounts payable or accrued expenses	$201	$952
Debt issuance costs in accounts payable or accrued expenses	$—	$568
Cash paid for interest	$10,271	$8,821
Cash paid for income taxes	$7,876	$6,914

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

Nine months ended
September 30,
2024
Revenues	$409,252
Income before income taxes	$13,702

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Management does not have any contracts that include a significant financing component as of September 30, 2025 and December 31, 2024.

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

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2025	2024	2025	2024
Industrial	$71,023	$59,152	$198,904	$192,230
Vehicle	21,584	20,353	71,278	83,669
Medical	21,656	20,507	60,803	58,828
Aerospace & Defense	18,755	18,332	60,753	53,627
Distribution and Other	5,725	6,869	19,386	19,604
Total	$138,743	$125,213	$411,124	$407,958

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2025	2024	2025	2024
North America (primarily U.S.)	$94,838	$85,263	$273,463	$276,886
Europe	37,470	33,859	118,517	111,664
Asia-Pacific	6,435	6,091	19,144	19,408
Total	$138,743	$125,213	$411,124	$407,958

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

The opening and closing balances of the Company’s contract liabilities are as follows:

	September 30,	December 31,
	2025	2024
Contract liabilities in accrued liabilities	$3,198	$2,292

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $1,203 and $1,108, respectively, that was included in the opening contract liabilities balance.

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

4.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	September 30,	December 31,
	2025	2024
Parts and raw materials	$82,504	$78,725
Work-in-process	12,431	12,274
Finished goods	16,425	20,518
	$111,360	$111,517

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		September 30,	December 31,
	Useful lives	2025	2024
Land		$1,798	$1,770
Building and improvements	5 - 39 years	29,923	29,161
Machinery, equipment, tools and dies	3 - 15 years	119,687	110,194
Construction in progress		2,511	2,856
Furniture, fixtures and other	3 - 10 years	26,293	25,270
		180,212	169,251
Less accumulated depreciation		(117,613)	(103,566)
Property, plant, and equipment, net		$62,599	$65,685

Depreciation expense was $3,291 and $3,312 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was approximately $9,755 and $9,667, respectively.

6.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2025 is as follows:

September 30,
2025
December 31, 2024	$131,789
Effect of foreign currency translation	2,353
September 30, 2025	$134,142

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

7.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	September 30, 2025			December 31, 2024
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$117,690	$(56,883)	$60,807	$116,370	$(50,098)	$66,272
Trade name	13.7 years	16,100	(9,273)	6,827	15,890	(8,564)	7,326
Design and technologies	10.5 years	42,149	(18,487)	23,662	41,390	(15,317)	26,073
Total		$175,939	$(84,643)	$91,296	$173,650	$(73,979)	$99,671

Amortization expense for intangible assets was $3,132 and $3,135 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense was $9,350 and $9,381, respectively.

Estimated future intangible asset amortization expense as of September 30, 2025 is as follows:

Year ending December 31,	Total
Estimated
Amortization Expense
Remainder of 2025	3,124
2026	12,400
2027	11,958
2028	11,193
2029	9,554
Thereafter	43,067
Total estimated amortization expense	$91,296

8.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2025, 151,836 shares of unvested restricted stock were awarded at a weighted average market value of $24.03. Of the restricted shares granted, 71,326 shares have performance-based vesting conditions. Stock-based compensation expense for awards with performance-based vesting conditions are reassessed each reporting period and recognized based upon the probability that performance will be achieved. The value of the shares expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the nine months ended September 30, 2025:

Number of
shares
Outstanding at beginning of period	236,340
Awarded	151,836
Vested	(129,857)
Forfeited	(8,544)
Outstanding at end of period	249,775

Stock-based compensation expense, net of forfeitures, of $835 and $1,098 was recorded for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense, net of forfeitures, of $2,590 and $3,382 was recorded, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Compensation and fringe benefits	$17,865	$13,134
Warranty reserve	2,286	1,966
Income taxes payable	881	1,472
Operating lease liabilities – current	5,360	5,088
Finance lease obligations – current	476	448
Contract liabilities	3,198	2,292
Restructuring related accruals	1,139	—
Other accrued expenses	8,097	5,821
	$39,302	$30,221

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

Restructuring
related accruals

December 31, 2024	$—
Expenses incurred	1,499
Cash payments	(354)
March 31, 2025	1,145
Expenses incurred	1,122
Cash payments	(657)
June 30, 2025	1,610
Expenses incurred	836
Cash payments	(1,307)
September 30, 2025	$1,139

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	December 31,
	2025	2024
Long-term Debt
Revolving Credit Facility, long-term (1)	$134,963	$168,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(2,501)	(2,945)
Finance lease obligations – noncurrent	7,797	8,160
Long-term debt	$190,259	$224,177
(1)	The effective interest rate on long-term debt obligations is 5.85% at September 30, 2025.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2025.

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

As of September 30, 2025, the unused Revolving Facility was $145,037. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $27,887 and $30,945 at September 30, 2025 and December 31, 2024, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2025, the Company had a gain of $815 and a loss of $254, respectively, and during the three and nine months ended September 30, 2024, the Company had losses of $461 and $380, respectively on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

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

As of September 30, 2025, the Company estimates that $821 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Prepaid expenses and other assets	$43	$—
Interest rate swaps	Other long-term assets	$848	$2,575
		$891	$2,575

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Accrued liabilities	$—	$137

The tables below present the effect of cash flow hedge accounting on other comprehensive income (“OCI”) for the three and nine months ended September 30, 2025 and 2024:

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax (loss) gain recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$(219)	$(745)	$(1,254)	$566

	Amount of pre-tax gain reclassified		Amount of pre-tax gain reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2025	2024	2025	2024

Interest expense	$385	$1,064	$1,140	$3,134

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2025	2024	2025	2024
Interest rate swaps	Interest Expense	$3,401	$3,435	$10,588	$10,207

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$891	$—	$891	$—	$—	$891

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$2,575	$—	$2,575	$—	$—	$2,575

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2024	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$137	$—	$137	$—	$—	$137

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

The following tables presents the Company’s financial assets (liabilities) that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively, by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,054	$—	$—
Deferred compensation plan assets	5,186	—	—
Foreign currency hedge contracts, net	—	43	—
Interest rate swaps, net	—	848	—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Pension plan assets	$6,164	$—	$—
Deferred compensation plan assets	4,647	—	—
Foreign currency hedge contracts, net	—	(137)	—
Interest rate swaps, net	—	2,575	—

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

The effective income tax rate was 22.2% and 22.6% for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the effective income tax rate was 22.1% and 21.8%, respectively.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. The effects of OBBBA are reflected in the results for the three months ended September 30, 2025, and there were no material impacts to income tax provision or the effective income tax rate.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2025 and 2024 was as follows:

	September 30,
	2025	2024
Cash paid for operating leases	$5,000	$4,791
Cash paid for interest on finance lease obligations	$291	$305
Assets acquired under operating leases	$1,609	$3,709
Operating lease assets obtained in acquisitions	$—	$378

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $7,103 and $7,577 as of September 30, 2025 and December 31, 2024, respectively, are included in property, plant and equipment, net. As of September 30, 2025, finance lease obligations of $476 are included in accrued liabilities and $7,797 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2024, finance lease obligations of $448 are included in accrued liabilities and $8,160 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2025:

	Operating Leases	Finance Leases
Remainder of 2025	1,616	208
2026	6,111	848
2027	5,347	867
2028	4,003	866
2029	2,727	906
Thereafter	5,816	6,978
Total undiscounted cash flows	$25,620	$10,673
Less: present value discount	(2,786)	(2,400)
Total lease liabilities	$22,834	$8,273

As of September 30, 2025, the Company has entered into leases for additional office space with future minimum lease payments of $4,817 that have yet to be commenced.

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $272 and $798 during the three and nine months ended September 30, 2025 and $242 and $726 during the three and nine months ended September 30, 2024, respectively, and is obligated to make payments of $274 during the remainder of 2025. Future fixed minimum lease payments under these leases as of September 30, 2025 are $6,693.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three and nine months ended September 30, 2025 and 2024 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2025	$131	$1,126	$(186)	$(9,783)	$(8,712)
Unrealized gain (loss) on cash flow hedges	—	97	(23)	—	74
Amounts reclassified from AOCI	—	(385)	92	—	(293)
Foreign currency translation gain	—	—	—	(1,385)	(1,385)
At September 30, 2025	$131	$838	$(117)	$(11,168)	$(10,316)

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2024	$(344)	$3,656	$(820)	$(18,842)	$(16,350)
Unrealized gain (loss) on cash flow hedges	—	(745)	175	—	(570)
Amounts reclassified from AOCI	—	(1,064)	255	—	(809)
Foreign currency translation loss	—	—	—	5,821	5,821
At September 30, 2024	$(344)	$1,847	$(390)	$(13,021)	$(11,908)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized gain (loss) on cash flow hedges	—	(544)	143	—	(401)
Amounts reclassified from AOCI	—	(1,140)	287	—	(853)
Foreign currency translation gain	—	—	—	14,121	14,121
At September 30, 2025	$131	$838	$(117)	$(11,168)	$(10,316)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	550	(136)	—	414
Amounts reclassified from AOCI	—	(3,134)	752	—	(2,382)
Foreign currency translation gain	—	—	—	235	235
At September 30, 2024	$(344)	$1,847	$(390)	$(13,021)	$(11,908)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

16.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first, second and third quarters of 2025 and 2024.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17.    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	16,695	16,574	16,658	16,513
Dilutive effect of potential common shares	85	31	50	68
Diluted weighted average shares outstanding	16,780	16,605	16,708	16,581

For the three and nine months ended September 30, 2025, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 26,000 and 35,000, respectively. For the three and nine months ended September 30, 2024, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 128,000 and 74,000, respectively.

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

For the three months ended September 30, 2025 and 2024, revenue was comprised of 57% and 56%, respectively, shipped to U.S. customers. Revenue for each of the nine months ended September 30, 2025 and 2024 was comprised of 55%, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $34,263 and $31,820 as of September 30, 2025 and December 31, 2024, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three and nine months ended September 30, 2025 and 2024, no customers individually accounted for a material concentration of revenue nor accounts receivable.

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

The realignment will improve business focus and better leverage the Company’s footprint to deliver high-precision system solutions for demanding applications in various served markets including Aerospace and Defense, Medical and Electronic Test and Assembly Equipment.  One-time costs required to implement the changes are estimated to be approximately $4 to $5 million, primarily related to employee severance and other personnel related expenses and are expected to be substantially incurred during 2025. The actions undertaken in 2025 under this initiative are expected to support our goal of driving an additional $6 to $7 million in annualized cost savings.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. The effects of OBBBA are reflected in our results for the three months ended September 30, 2025, and there were no material impacts to our income tax provision or effective tax rate.

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

Operating Results

Three months ended September 30, 2025 compared to three months ended September 30, 2024

	For the three months ended		2025 vs. 2024
	September 30,		Variance
(Dollars in thousands, except per share data)	2025	2024	$	%
Revenues	$138,743	$125,213	$13,530	11%
Cost of goods sold	92,562	85,949	6,613	8%
Gross profit	46,181	39,264	6,917	18%
Gross margin percentage	33.3%	31.4%
Operating costs and expenses:
Selling	6,217	6,323	(106)	(2)%
General and administrative	14,112	13,856	256	2%
Engineering and development	9,687	9,056	631	7%
Acquisition and integration-related costs	17	(201)	218	(108)%
Restructuring and business realignment costs	836	479	357	75%
Amortization of intangible assets	3,132	3,135	(3)	—%
Total operating costs and expenses	34,001	32,648	1,353	4%
Operating income	12,180	6,616	5,564	84%
Interest expense	3,401	3,435	(34)	(1)%
Other expense, net	457	468	(11)	(2)%
Total other expense	3,858	3,903	(45)	(1)%
Income before income taxes	8,322	2,713	5,609	207%
Income tax provision	(1,845)	(612)	(1,233)	201%
Net income	$6,477	$2,101	$4,376	208%

Effective tax rate	22.2%	22.6%
Diluted earnings per share	$0.39	$0.13	$0.26	206%
Bookings	$133,119	$102,631	$30,488	30%
Backlog	$230,984	$238,492	$(7,508)	(3)%

REVENUES: The increase in revenues during the three months ended September 30, 2025 reflects increases in each of our target markets, most significantly within Industrial. Our revenues for the three months ended September 30, 2025 was comprised of 57% to U.S. customers and 43% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was primarily due to a 9.0% volume increase and a foreign currency increase of 1.8%. Organic revenue increased 9.0% during the three months ended September 30, 2025. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Bookings increased in the three months ended September 30, 2025 compared to 2024, due to a 27.3% increase in volume and a 2.4% increase in foreign currency impact. The increase in bookings from the prior year quarter is impacted by improvements in customer demand levels across each target market in the current year, partially offset by changes in customer order patterns in reacting to elevated inventory levels in the prior year period.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $46,181 in the three months ended September 30, 2025 from $39,264 in the three months ended September 30, 2024, and gross margins increased to 33.3% for 2025, compared to 31.4% for 2024. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses decreased 2% during the three months ended September 30, 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy as well as impacts of sales mix. Selling expenses as a percentage of revenues were 4% and 5% in the three months ended September 30, 2025 and 2024, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased 2% during the three months ended September 30, 2025 compared to 2024 due primarily to higher incentive compensation, offset in part by cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 10% and 11% in the three months ended September 30, 2025 and 2024, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 7% in the three months ended September 30, 2025 compared to 2024. The increase primarily reflects higher incentive compensation, partially offset by the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% in each of the three months ended September 30, 2025 and 2024.

ACQUISITION AND INTEGRATION-RELATED COSTS: Acquisition and integration-related costs were not significant in the current and prior year period. The three months ended September 30, 2024 included a fair value measurement reduction of $270 due to acquisition-related contingent consideration.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs increased in the three months ended September 30, 2025 compared to 2024 primarily reflecting costs primarily associated with the transfer of assembly operations from our Dothan, Alabama facility in 2025 and timing of other Simplify to Accelerate NOW actions as compared with the prior year, which primarily occurred in the three months ended June 30, 2024.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense decreased in the three months ended September 30, 2025 compared to 2024 due to lower average debt balances, partially offset by higher average effective interest rates due to maturity of certain interest rate swaps. Interest expense incurred is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: The effective income tax rate was 22.2% and 22.6% for the three months ended September 30, 2025 and 2024, respectively. We expect our income tax rate for the full year 2025 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the three months ended September 30, 2025 compared to 2024, primarily relating to slightly higher sales volume, including an increase in organic revenue, and improvements to gross profit margin percentage, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended September 30, 2025 and 2024 was $9,885 and $5,068, respectively. Adjusted diluted earnings per share for the third quarter of 2025 and 2024 were $0.59 and $0.31, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $18,146 for the three months ended September 30, 2025 compared to $12,595 for the third quarter of 2024. Adjusted EBITDA was $20,299 and $14,432 for the third quarters of 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

	For the nine months ended		2025 vs. 2024
	September 30,		Variance
(Dollars in thousands, except per share data)	2025	2024	$	%
Revenues	$411,124	$407,958	$3,166	1%
Cost of goods sold	275,835	280,641	(4,806)	(2)%
Gross profit	135,289	127,317	7,972	6%
Gross margin percentage	32.9%	31.2%
Operating costs and expenses:
Selling	18,257	19,283	(1,026)	(5)%
General and administrative	42,364	42,438	(74)	(0)%
Engineering and development	29,185	30,416	(1,231)	(4)%
Acquisition and integration-related costs	40	256	(216)	(84)%
Restructuring and business realignment costs	3,457	1,948	1,509	77%
Amortization of intangible assets	9,350	9,381	(31)	—%
Total operating costs and expenses	102,653	103,722	(1,069)	(1)%
Operating income	32,636	23,595	9,041	38%
Interest expense	10,588	10,207	381	4%
Other expense, net	1,964	405	1,559	385%
Total other expense, net	12,552	10,612	1,940	18%
Income before income taxes	20,084	12,983	7,101	55%
Income tax provision	(4,433)	(2,830)	(1,603)	57%
Net income	$15,651	$10,153	$5,498	54%

Effective tax rate	22.1%	21.8%
Diluted earnings per share	$0.94	$0.61	$0.33	54%
Bookings	$405,774	$362,131	$43,643	12%
Backlog	$230,984	$238,492	$(7,508)	(3)%

REVENUES: The increase in revenues for the nine months ended September 30, 2025 reflects increases primarily within Aerospace and Defense, Industrial, and Medical markets, partially offset by a decrease in the Vehicle market. The increase in revenue is partially offset by elevated shipments during the first three months of the prior year period as supply chains normalized, combined with elevated inventory levels and slower demand at our customers in the first three months of the current year. Our revenues for the period ended September 30, 2025 was comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 0.7% favorable foreign currency impact and a 0.1% volume increase. Organic revenue decreased 0.2% during nine months ended September 30, 2025. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Orders increased for the nine months ended September 30, 2025 compared to 2024, and included a 11.2% increase in volume as well as a 0.8% increase in foreign currency impact. The increase in bookings from the prior year quarter is impacted by changes in customer order patterns in reacting to elevated inventory levels in the prior year period and improvements in customer demand levels across each target market in the current year.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $135,289 for the nine months ended September 30, 2025 from $127,317 in 2024 driven by decreases in cost of goods sold, and gross margins increased to 32.9% for 2025, compared to 31.2% for 2024. Gross profit and gross margin percentage were impacted favorably by improved product mix and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses decreased 5% during the nine months ended September 30, 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy as well as impacts of sales mix. Selling expenses as a percentage of revenues were 4% and 5% during the nine months ended September 30, 2025 and 2024, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses remained consistent during the nine months ended September 30, 2025 compared to the same period of 2024, reflecting cost reduction actions taken as part of our

Simplify to Accelerate NOW strategy, offset, in part, by higher incentive compensation. As a percentage of revenues, general and administrative expenses were 10% in each of 2025 and 2024.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 4% during the nine months ended September 30, 2025 compared to 2024, reflecting cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for each of the nine months ended September 30, 2025 and 2024.

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

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent for the nine months ended September 30, 2025 compared to 2024.

INTEREST EXPENSE: Interest expense increased by 4% for the nine months ended September 30, 2025 compared to 2024 primarily due to an increase in the average effective interest rate on debt due to maturity of certain interest rate swaps, partially offset by lower average debt levels. Interest expense incurred is partially offset by reductions to interest expense realized through our interest rate swaps.

INCOME TAXES: For the nine months ended September 30, 2025 and 2024, the effective income tax rate was 22.1% and 21.8%, respectively. We expect our income tax rate for the full year 2025 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the nine months ended September 30, 2025 compared to 2024, primarily relating to higher sales volume and improvements to gross profit margin percentage, as well as a decrease in operating expenses. Adjusted net income for the nine month periods ended September 30, 2025 and 2024 was $27,003 and $19,471, respectively. Adjusted diluted earnings per share for the nine months ended September 30, 2025 and 2024 were $1.62 and $1.17, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non– GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $49,777 for the nine months ended September 30, 2025 compared to $42,438 for the nine months ended September 30, 2024. Adjusted EBITDA was $57,838 and $48,404 for the nine months ended September 30, 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the three and nine months ended September 30, 2025 is as follows:

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Revenue as reported	$138,743	$411,124
Favorable currency impact	(2,259)	(2,822)
Revenue excluding foreign currency exchange impacts	$136,484	$408,302

The Company’s calculation of organic revenue for the three and nine months ended September 30, 2025 is as follows:

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Revenue change over prior year	10.8%	0.8%
Less: Impact of acquisitions and foreign currency	1.8	1.0
Organic revenue	9.0%	(0.2)%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income as reported	$6,477	$2,101	$15,651	$10,153
Interest expense	3,401	3,435	10,588	10,207
Provision for income tax	1,845	612	4,433	2,830
Depreciation and amortization	6,423	6,447	19,105	19,248
EBITDA	18,146	12,595	49,777	42,438
Stock-based compensation expense	835	1,098	2,590	3,382
Acquisition and integration-related costs (1)	17	(201)	40	256
Restructuring and business realignment costs	836	479	3,457	1,948
Foreign currency loss	465	461	1,974	380
Adjusted EBITDA	$20,299	$14,432	$57,838	$48,404
(1)	Includes a Q3 2024 fair value measurement reduction of $270 due to acquisition-related contingent consideration.

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands except per share amounts):

	For the three months ended
	September 30,
		Per diluted		Per diluted
	2025	share	2024	share
Net income as reported	$6,477	$0.39	$2,101	$0.13
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,399	0.14	2,401	0.14
Foreign currency loss – net	356	0.02	353	0.02
Acquisition and integration-related costs – net (2)	13	—	(154)	(0.01)
Restructuring and business realignment costs – net	640	0.04	367	0.02
Non-GAAP adjusted net income and adjusted diluted earnings per share	$9,885	$0.59	$5,068	$0.31
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.
(2)	Includes a Q3 2024 fair value measurement gross reduction of $270 due to acquisition-related contingent consideration.

	For the nine months ended
	September 30,
		Per diluted		Per diluted
	2025	share	2024	share
Net income as reported	$15,651	$0.94	$10,153	$0.61
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	7,162	0.43	7,339	0.44
Foreign currency loss – net	1,512	0.09	291	0.02
Acquisition and integration-related costs – net (2)	31	—	196	0.01
Restructuring and business realignment costs – net	2,647	0.16	1,492	0.09
Non-GAAP adjusted net income and adjusted diluted earnings per share	$27,003	$1.62	$19,471	$1.17
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.
(2)	Includes a Q3 2024 fair value measurement gross reduction of $270 due to acquisition-related contingent consideration.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $3,374 to a balance of $39,476 at September 30, 2025 from December 31, 2024.

			2025 vs.
	Nine Months Ended		2024
	September 30,		Variance
(in thousands):	2025	2024	$
Net cash provided by operating activities	$43,116	$29,458	$13,658
Net cash used in investing activities	(5,090)	(32,134)	27,044
Net cash (used in) provided by financing activities	(36,997)	7,685	(44,682)
Effect of foreign exchange rates on cash	2,345	208	2,137
Net increase (decrease) in cash and cash equivalents	$3,374	$5,217	$(1,843)

Of the $39,476 of cash and cash equivalents at September 30, 2025, $34,293 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S. The Company regularly evaluates opportunities to optimize cash available from operations in all geographies.

During the nine months ended September 30, 2025, the increase in cash provided by operating activities is due to higher net income as adjusted by non-cash operating activity items, offset by decrease in cash inflows on collections on accounts receivable.

The decrease in cash used in investing activities in the nine months ended September 30, 2025 relates to $20,000 in cash paid for the acquisition of SNC, net of cash acquired of $881, as well as $6,250 of cash paid relating to the 2022 Spectrum acquisition in the first quarter of 2024. Cash used in investing activities in the nine months ended September 30, 2025 includes $5,090 for purchases of property and equipment compared to $6,903 during the nine months ended September 30, 2024. Capital expenditures are expected to be between $6,500 and $8,500 for the full year 2025.

The change in cash (used in)/provided by financing activities during the nine months ended September 30, 2025 is primarily due to borrowings of $20,000 to fund the SNC acquisition during the first quarter of 2024. Debt payments of $34,334 were made during the nine months ended September 30, 2025. The $50,000 Notes issued in March 2024 were used to pay down the Revolving Facility. As of September 30, 2025, we had $134,963 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2025.

As of September 30, 2025, the unused Revolving Facility was $145,037. The amount available to borrow could be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

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

The Company declared dividends of $0.09 per share during each of the nine months ended September 30, 2025 and 2024. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,753 on our sales for the nine months ended September 30, 2025. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. For the three months ended September 30, 2025, we estimate that foreign currency exchange rate fluctuations increased revenues by $2,259. We estimate that foreign currency exchange rate fluctuations during the nine months ended September 30, 2025 increased revenues in comparison to the nine months ended September 30, 2024 by $2,822.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a loss of $1,385 and a gain of $5,821 for the three months ended September 30, 2025 and 2024, respectively. The translation adjustments were gains of $14,121 and $235 for the nine months ended September 30, 2025 and 2024, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $18,530 on our foreign net assets as of September 30, 2025.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $27,887 at September 30, 2025. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2025, we recorded a gain of $815 and a loss of $254, respectively, on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense, net amounted to losses of $1,974 and losses of $380 for the nine months ended September 30, 2025 and 2024, respectively.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (2.50% at September 30, 2025), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility will bear interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through

September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of September 30, 2025, we had $134,963 outstanding under the Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 10, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $44,963 of unhedged floating rate debt outstanding at September 30, 2025 would have approximately a $450 impact on our interest expense for the nine months ended September 30, 2025.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/25 to 07/31/25	82	$29.88	—	—
08/01/25 to 08/31/25	1,399	42.29	—	—
09/01/25 to 09/30/25	752	45.38	—	—
Total	2,233	$42.87	—	—

(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2025, the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended September 30, 2025.

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

DATE:	November 5, 2025	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer