Form 10-K
period 2025-12-31
ALLIENT INC
filed 2026-03-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $517,545,669.

Number of shares of the only class of Common Stock outstanding: 16,940,049 as of March 5, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated into Part III.

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

On February 6, 2025, the Company announced that consistent with its Simplify to Accelerate NOW strategy, it will expand upon current capabilities and skillsets to create a state-of-the-art Machining Center of Excellence at its facility in Dothan, Alabama.  The Company transferred current assembly operations from Dothan and merged these capabilities into its facilities in Tulsa, Oklahoma and Reynosa, Mexico where Final Assembly, Integration and Test capabilities are the core competencies.

The realignment will improve business focus and better leverage the Company’s footprint to deliver high-precision system solutions for demanding applications in various served markets including Aerospace and Defense, Medical and Electronic Test and Assembly Equipment.  One-time costs required to implement the changes in 2025 were approximately $4 million, primarily related to employee severance and other personnel related expenses, and have been substantially incurred and paid during 2025. The initiative supported our goal in driving over $6 million in additional annualized cost savings.

Throughout 2024 and into 2025, we continue to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls and Power. In addition, we are structuring our organization with focused market selling and support teams to increase solution sales opportunities under our new brand - Allient. This refined strategy is reflected in the 2023 change of our corporate name from Allied Motion Technologies Inc. to Allient Inc., short for Allied Nexus Technologies. Allient captures the opportunity that exists at the nexus of these three technology pillars and recognizes the unique capabilities the combination offers.

In recent years, inflation negatively impacted our input costs and pricing, primarily for labor and materials. We, our customers, and our suppliers also experienced the effect of a higher interest rate environment. While gross domestic products began to rebound in 2023 from the widespread impacts of inflation, increasing interest rates, and other restrictive financial conditions in 2022, the factors contributing to supply chain disruptions, labor shortages, and global inflation remained persistent, along with continued elevated geopolitical instability. There are varying degrees of impact on our customers, and thus our business around the world.

The U.S government has proposed and implemented certain updates to existing foreign trade policies. These updates include new and increased tariffs, or potential tariffs, on a wide range of products and goods imported to the U.S., and certain countries have responded with reciprocal tariffs and/or trade restrictions. We have manufacturing operations in Mexico, China, and Europe, amongst other locations globally throughout the world, and source certain components from locations that may be impacted by these policy changes. U.S. government tariffs and trade policies, as well as court rulings and their implications, continue to be closely monitored and our operations remain agile in making adjustments to minimize potential impacts to our business.

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

Changing order patterns, supply chain disruptions, and the evolution of our business required us to carry larger inventories in recent years to meet the needs of our customers. In addition, aerospace and defense customers ordering patterns continue to change quickly based on the geopolitical conflicts and sovereign governments priorities and budgets to address those conflicts.

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

Sales Backlog:

Backlog as of December 31, 2025 was $232,925 compared with $230,788 as of December 31, 2024. The increase in our backlog year over year reflects increases within certain target markets, most significantly in Industrial and Aerospace and Defense. Strong results in the Industrial market was driven by increased demand in power quality solutions supporting data center infrastructure. This is partially offset by decreases in Vehicle due to reduced demand in power sports and truck applications. The time to convert the majority of backlog to sales is approximately three to nine months. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales. We may on occasion receive multi-year orders from customers for product to be delivered on demand over that time frame. There is no assurance that the Company’s backlog from these customers will be converted into revenue.

Major Customers

No customers exceed 10% of total sales in 2025 or 2024. We believe the broad diversification of the target markets and customers we serve reduces our exposure to negative developments with any single customer.

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

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production while taking into account the potential for supply chain disruptions. We consider the component parts of our different product lines to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs under normal conditions. As discussed herein, because of the supply chain disruptions, we have experienced increased costs and have, at times, purposely increased certain inventories to manage global supply chain issues.

Engineering and Development Activities

Our engineering and development (E&D) activities are for the development of new products, enhancement of the functionality, effectiveness and reliability of current products, to redesign products to reduce the cost of manufacturing of products or to expand the types of applications for which our products and solutions can be used. Our engineering and development expenditures for the years ended December 31, 2025 and 2024 were $38,836 and $39,761, respectively, or 7% and 8% of sales in 2025 and 2024, respectively. We believe E&D is critical to our ongoing success and expect to continue to invest at similar levels in the future. Of these expenditures, no material amounts were charged directly to customers, although we record non-recurring engineering charges to certain customers for custom engineering required to develop products that meet the customer’s specifications.

Sustainability

In February 2026, Allient published its third annual Sustainability Report covering the Company’s fiscal year 2024. The report highlights Allient’s vision for and approach to corporate sustainability and details key initiatives it is undertaking in the areas of environmental stewardship, social responsibility and well-being, and corporate governance. The report outlines key achievements as well as disclosing key and pertinent data in alignment with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures reporting standards.

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

Human Capital

Employment

At December 31, 2025, we employed 2,478 full-time employees worldwide. Of those, approximately 63% are located in North America, 29% are located in Europe and the remainder are located in Asia-Pacific. As of December 31, 2025, 14% of our total workforce were employed in engineering functions, demonstrating our commitment to invest significantly in engineering resources.

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

Numerous and evolving cybersecurity threats, including artificial intelligence technologies, pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our technology systems and data. In addition, the laws and regulations governing security of data on IT systems is evolving and adding another layer of complexity in the form of new requirements.

Over the last three years, we have experienced no known cybersecurity breaches that had any impact on our business strategy, operational results, or financial condition. However, as cybersecurity incidents continue to increase in scope, complexity, and frequency, we may be unable to prevent a significant incident in the future which may materially impact our results of operations.

Our cybersecurity program engages third parties when necessary. We continue to make investments to mitigate evolving cybersecurity threats, seeking to address these threats, including monitoring of networks and systems, hiring of experts to evaluate and test our systems, employee training and security policies for employees and third-party providers. All third parties that we use have been vetted and have deep experience and strong reputations in the industry. As such, controls from the third-party vendors have been deemed to be adequate prior to any goods or services having been provided.

Cybersecurity Governance

Management is responsible for the development of all cybersecurity programs, including the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Board receives quarterly updates, and annually reviews, the overall cybersecurity risk management process. The Board and Audit Committee are responsible for information security oversight. Two members of the Company’s Board have relevant information security and cybersecurity experience. As part of their oversight, senior leadership meets with the Audit Committee at least annually to discuss information security and cybersecurity matters.

For additional information regarding risks related to information technology and cybersecurity, as well as governance related to managing such risks - see also Item 1.A: Risk Factors.

Item 2. Properties.

As of December 31, 2025, the Company occupies facilities as follows:

		Approximate
		Square	Owned
Description / Use	Location	Footage	Or Leased
Corporate headquarters and manufacturing facility	Amherst, New York	21,300	Leased
Office and manufacturing facility	Acuna, Mexico	42,000	Leased
Office and manufacturing facility	Arvada, Colorado	15,000	Leased
Office and manufacturing facility	Bellevue, Washington	30,000	Leased
Office and manufacturing facility	Camarillo, California	14,500	Leased
Office and manufacturing facility	Changzhou, China	40,000	Leased
Office and manufacturing facility	Changzhou, China	22,800	Leased
Office	Christchurch, New Zealand	27,000	Leased
Office	Dayton, Ohio	29,000	Owned
Warehouse	Del Rio, Texas	10,000	Leased
Office and manufacturing facility	Dordrecht, The Netherlands	32,000	Leased
Office and manufacturing facility	Dothan, Alabama	88,000	Owned
Office and manufacturing facility	Germantown, Wisconsin	99,000	Leased
Office and manufacturing facilities	Kelheim, Germany	154,000	Leased
Office	Kidderminster, Great Britain	6,200	Leased
Office and manufacturing facility	London, Ontario, Canada	48,500	Leased
Office and manufacturing facility	Loomis, California	3,600	Leased
Office and manufacturing facility	Mrakov, Czechia	42,000	Leased
Office	Oakville, Ontario, Canada	3,500	Leased
Office and manufacturing facility	Oshkosh, Wisconsin	74,000	Owned
Office and manufacturing facility	Owosso, Michigan	85,000	Owned
Office and manufacturing facility	Porto, Portugal	53,000	Owned
Office and manufacturing facility	Reynosa, Mexico	50,000	Leased
Office and manufacturing facility	Rochester, New York	26,500	Leased
Office	Sterling Heights, Michigan	650	Leased
Office and manufacturing facility	Stockholm, Sweden	25,000	Leased
Office and manufacturing facility	Suzhou, China	41,000	Leased
Office and manufacturing facility	Tulsa, Oklahoma	172,000	Leased
Office and manufacturing facility	Watertown, New York	107,000	Owned

The Company’s management believes the above-described facilities are adequate to meet the Company’s current and foreseeable needs. Operating leases for the Company’s properties expire at various times through 2034. Upon the expiration of the Company’s current leases, management believes that the Company will be able to secure renewal terms or enter into leases for alterative locations at market terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Allient’s common stock is listed on the Nasdaq Global Market System and trades under the symbol ALNT. The number of holders of record as reported by the Company’s transfer agent of the Company’s common stock as of the close of business on March 5, 2026 was 173.

Dividends

During 2025 and 2024, we declared regular quarterly cash dividends on our common stock. We paid $0.03 in each quarter of 2025 and 2024. While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors.

Performance Graph

The following performance graph and tables reflect the five year change in the Company’s cumulative total stockholder return on Common Stock as compared with the cumulative total return of the NASDAQ Stock Market Index and our custom Peer Group for a $100 investment made on December 31, 2020, including reinvestment of any dividends.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Allient Inc.	$100.00	$107.39	$102.77	$89.50	$72.26	$160.50
NASDAQ (U.S.)	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Peer Group	$100.00	$116.13	$98.14	$137.51	$148.41	$166.84

The Peer Group in the above graph includes the following stocks: LSI Industries, Moog, Inc., Onto Innovation, Preformed Line, Proto Labs, Inc., Helios Tech Inc., Thermon Group, Altra Industrial Motion, Astronics Corporation, AeroVironment, Inc., Columbus McKinnon, Franklin Electric, and Novanta, Inc.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
10/01/25 to 10/31/25	—	$—	—	—
11/01/25 to 11/30/25	294	52.39	—	—
12/01/25 to 12/31/25	4,745	53.94	—	—
Total	5,039	$53.85	—	—

(1)   As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations for employees in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At December 31, 2025, the Company did not have an authorized stock repurchase plan in place.

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

Financial Overview

Highlights for our fiscal year ended December 31, 2025, include:

●	Revenue was $554,478 for 2025 compared with $529,968 in 2024. Strong results in the Industrial market was driven by increased demand in power quality solutions supporting data center infrastructure. This is partially offset by decreases in Vehicle due to reduced demand in power sports and truck applications. Sales to U.S. customers were 55% of total sales for each of 2025 and 2024, with the balance of sales to customers primarily in Europe, Canada and Asia-Pacific.
●	Gross profit was $181,709 for 2025, a 10% increase from $165,691 in 2024. As a percentage of revenue, gross margin increased 150 basis points to 32.8% in 2025 from 31.3% in 2024. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.
●	Operating income was $43,985 for 2025 compared with $30,038 for 2024, or 7.9% and 5.7% of revenue in 2025 and 2024, respectively.
●	Net income was $22,034 for 2025, or $1.32 per diluted share, compared with $13,166, or $0.79 per diluted share, for 2024. Net income was 70% higher in 2025 compared to 2024, and earnings per diluted share increased by 70% as compared to 2024.
●	Bookings were $550,864 for 2025 compared with $480,031 for 2024, an increase of 15%. Increases in bookings are primarily due to increasing demand at certain customers, primarily power quality solutions supporting data center infrastructure throughout 2025. Backlog as of December 31, 2025 was $232,925, an increase of 1% from $230,788 at year end 2024.
●	Debt of $180,389, net of cash of $40,705, decreased by $48,391 to $139,684 at December 31, 2025 from debt of $224,177, net of cash of $36,102 of $188,075 at December 31, 2024, primarily as a result of payments made on debt from cash flows generated by operations.
●	We declared and paid a dividend of $0.03 in each quarter of 2025 and 2024, pursuant to our quarterly dividend program. Dividends to shareholders for 2025 and 2024 were each $0.12 per share. The dividend payout ratio was 9% and 15% for 2025 and 2024, respectively when compared with the diluted earnings per share of $1.32 and $0.79, respectively.

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

One of these initiatives includes product line platform development and rationalization to meet the emerging needs of our target markets. Our platform development emphasizes a combination of our technologies to create increased value solutions for our customers while seeking operating efficiencies. The emphasis on new opportunities has evolved from being an individual component provider to becoming a solutions provider whereby the new opportunities utilize multiple Allient technologies in a system solution approach. We believe this approach will allow us to provide increased value to our customers and improved margins for our Company and are demonstrated in our acquisitions completed in previous years. Our strong financial condition, along with AST continuous improvement initiatives in quality, delivery, and cost allow us to have a positive outlook for the continued long-term growth of our Company.

Outlook for 2026

In 2025, we successfully executed on our strategic initiatives, delivering improved margins, stronger cash flow, and enhanced balance sheet flexibility. Strength in industrial automation and power quality solutions supporting data center infrastructure, combined with the disciplined execution of structural cost and margin improvements from our Simplify to Accelerate NOW program, have yielded durable margin expansion.

Allient is an applied technology/know-how company, and to grow, we will continue to invest in the technical resources to ensure we can execute on our mantra to “create game changing solutions that adds tangible value for our customers”.

As we look into 2026, while we remain mindful of macroeconomics variability in certain end markets, our diversified portfolio, improved cost structure and enhanced financial flexibility support disciplined growth and long-term value creation.

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

Historically, our inventory adjustment has been adequate to cover our losses. However, variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would negatively impact our net income. As of December 31, 2025, we have $109,198 of inventory recorded on our consolidated balance sheet, representing approximately 19% of total assets. A 1% write-down of our inventory would decrease our 2025 net income by approximately $850, or $0.05 per diluted share.

Evaluation of Goodwill for impairment

We test the reporting unit’s goodwill for impairment as of October 31st of each fiscal year and between annual tests if an event occurs or circumstances change that may indicate that the fair value of the reporting unit is below its carrying value. In conducting this annual impairment test, we may first perform a qualitative assessment of whether it is more-likely-than not that the reporting unit’s fair value is less than its carrying value. If we determine that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed a qualitative assessment of our single reporting unit as of October 31, 2025. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of our reporting unit. The assessment indicated that it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying amount, and as such, a quantitative assessment was not performed.

We do not believe that our reporting unit is at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. As of December 31, 2025, we have $134,332 of goodwill recorded on our consolidated balance sheet, representing approximately 23% of total assets. A 1% write-down of our goodwill would decrease our 2025 net income by approximately $1,000, or $0.06 per diluted share.

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

Operating Results

The following discussion is a comparison between fiscal year 2025 and fiscal year 2024 results. For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 5, 2025.

Year 2025 compared to 2024

	For the year ended		2025 vs. 2024
	December 31,		Variance
(Dollars in thousands, except per share data)	2025	2024	$	%
Revenues	$554,478	$529,968	$24,510	5%
Cost of goods sold	372,769	364,277	8,492	2%
Gross profit	181,709	165,691	16,018	10%
Gross margin percentage	32.8%	31.3%
Operating costs and expenses:
Selling	24,524	25,310	(786)	(3)%
General and administrative	57,853	55,669	2,184	4%
Engineering and development	38,836	39,761	(925)	(2)%
Acquisition and integration-related costs	47	445	(398)	(89)%
Restructuring and business realignment costs	3,993	1,971	2,022	103%
Amortization of intangible assets	12,471	12,497	(26)	—%
Total operating costs and expenses	137,724	135,653	2,071	2%
Operating income	43,985	30,038	13,947	46%
Interest expense	13,175	13,296	(121)	(1)%
Other expense (income), net	2,076	(116)	2,192	NM %
Total other expense, net	15,251	13,180	2,071	16%
Income before income taxes	28,734	16,858	11,876	70%
Income tax provision	(6,700)	(3,692)	(3,008)	81%
Net income	$22,034	$13,166	$8,868	67%

Effective tax rate	23.3%	21.9%
Diluted earnings per share	$1.32	$0.79	$0.53	67%
Bookings	$550,864	$480,031	$70,833	15%
Backlog	$232,925	$230,788	$2,137	1%

REVENUES: The increase in revenues for 2025 reflects increases within certain target markets, most significantly in Industrial and Aerospace and Defense. Increases in revenues compared to the prior year period are largely impacted by increased demand in power quality solutions supporting data center infrastructure. Our sales for 2025 were comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was primarily due to a 3.5% volume increase and a favorable 1.2% foreign currency impact. See information included in “Non – GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of revenue to revenue excluding foreign currency impacts.

ORDER BOOKINGS AND BACKLOG: The 15% increase in orders in 2025 compared to 2024 is due to an 13.4% increase in volume and a favorable 1.3% foreign currency impact. Increases in bookings are primarily due to increasing demand at certain customers, primarily power quality solutions supporting data center infrastructure throughout 2025.

GROSS PROFIT AND GROSS MARGIN: Gross margins increased to 32.8% for 2025, compared to 31.3% for 2024. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses decreased 3% during 2025 compared to 2024 primarily due to the mix of sales with commissions. Selling expenses as a percentage of revenues were 4% and 5% during 2025 and 2024, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 4% during 2025 compared to 2024 due to higher incentive compensation, offset partially by cost reduction actions taken reflecting our Simplify to Accelerate NOW strategy. As a percentage of revenues, general and administrative expenses were 10% and 11% in 2025 and 2024, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses decreased by 2% in 2025 compared to 2024. The decrease reflects the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% and 8% for the years ended December 31, 2025 and 2024, respectively.

ACQUISITION AND INTEGRATION-RELATED COSTS: Acquisition and integration-related costs were not significant in the current and prior year period.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs increased in the year ended December 31, 2025 compared to 2024 reflecting costs primarily associated with the transfer of assembly operations from our Dothan, Alabama facility in 2025 and timing of other Simplify to Accelerate NOW actions as compared with the prior year.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained flat in 2025 compared to 2024.

INTEREST EXPENSE: Interest expense decreased by 1% in 2025 compared to 2024 primarily due to lower average debt balances, offset partially by higher interest rates, which are mitigated in part by the impact of interest rate swaps.

INCOME TAXES: For 2025 and 2024, the effective income tax rate was 23.3% and 21.9%, respectively. The effective rate differs from the statutory rate primarily due to state income taxes, the impact of foreign tax provisions in the U.S., foreign tax rate differences, section 162(m) compensation limits, the benefit of Research and Development tax credits and incentives and withholding taxes on foreign distributions. The effective tax rate for 2025 was higher than the effective tax rate for 2024 primarily due to increases due to impacts of section 162(m) compensation limits, withholding taxes on foreign distributions, and the impact of the mix of foreign and domestic income, partially offset by increases in certain credits and incentives and the realization of certain deferred income tax assets that had been reserved in prior years.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during 2025 compared to 2024, primarily due to operating income increases, reflecting increased revenues and higher gross margin, offset partially by increases in operating expenses.

Adjusted net income for the years ended December 31, 2025 and 2024 was $36,274 and $24,679, respectively. Adjusted diluted earnings per share for 2025 and 2024 were $2.17 and $1.49, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $67,316 for 2025 compared to $56,045 for 2024. Adjusted EBITDA was $76,865 and $62,525 for 2025 and 2024, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of revenue excluding foreign currency exchange impacts for the year ended December 31, 2025 is as follows:

Year ended
December 31, 2025
Revenue as reported	$554,478
Foreign currency impact - (favorable) / unfavorable	(6,481)
Revenue excluding foreign currency exchange impacts	$547,997

The Company’s calculation of organic growth for 2025 is as follows:

Year ended
December 31, 2025
Revenue change over prior year	4.6%
Less: Impact of acquisitions and foreign currency	(1.4)
Organic growth	3.2%

The Company’s calculation of EBITDA and Adjusted EBITDA for 2025 and 2024 is as follows (in thousands):

	Year ended
	December 31,
	2025	2024
Net income as reported	$22,034	$13,166
Interest expense	13,175	13,296
Provision for income tax	6,700	3,692
Depreciation and amortization	25,407	25,891
EBITDA	67,316	56,045
Stock-based compensation expense	3,430	4,147
Acquisition and integration-related costs	47	445
Restructuring and business realignment costs	3,993	1,971
Foreign currency loss (gain)	2,079	(83)
Adjusted EBITDA	$76,865	$62,525

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for years ended December 31, 2025 and 2024 is as follows (in thousands, except per share data):

	For the year ended
	December 31,
		Per diluted		Per diluted
	2025	share	2024	share
Net income as reported	$22,034	$1.32	$13,166	$0.79
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	9,553	0.57	9,726	0.59
Foreign currency loss (gain) – net	1,592	0.10	(64)	—
Acquisition and integration-related costs – net	36	—	340	0.02
Restructuring and business realignment costs – net	3,059	0.18	1,511	0.09
Non-GAAP adjusted net income and adjusted diluted earnings per share	$36,274	$2.17	$24,679	$1.49

(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% in 2025 and 2024 applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $4,603 to a balance of $40,705 at December 31, 2025 from 2024.

	Year Ended December 31,		2025 vs. 2024
(in thousands):	2025	2024	$
Net cash provided by operating activities	$56,675	$41,850	$14,825
Net cash used in investing activities	(6,989)	(34,914)	27,925
Net cash used in financing activities	(47,696)	(843)	(46,853)
Effect of foreign exchange rates on cash	2,613	(1,892)	4,505
Net increase in cash and cash equivalents	$4,603	$4,201	$402

Of the $40,705 cash and cash equivalents on hand at December 31, 2025, $36,662 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated to the U.S.

During 2025, the cash provided by operating activities increased from 2024 primarily due to increases in cash due to an increase in net income, as well as changes in accounts payable, and accrued liabilities, offset partially by decreases in cash due to changes in accounts receivable and inventory.

The cash used in investing activities in 2025 decreased as compared with 2024 due to $20,000 in cash paid for the acquisition of SNC in 2024, as well as a decrease in capital expenditures of $2,496. The Company expects 2026 capital expenditures to be approximately $10,000 to $12,000.

Cash used in financing activities in 2025 as compared to cash used in financing activities in 2024 reflects the borrowings of $20,000 from the Amended Revolving Facility to fund the SNC acquisition and the $50,000 of fixed-rate Notes issued in March 2024 that were used to pay down the Revolving Facility. Debt repayments, excluding the pay down on the Revolving Facility of $50,000 from the Notes issuance, of $44,448 and $18,433 were made during 2025 and 2024, respectively. At December 31, 2025, the Company had $124,962 of obligations under the Amended Revolving Facility, excluding deferred financing costs and $50,000 for the Notes issued in March 2024.

The Amended Credit Agreement includes covenants and restrictions that limit the Company’s ability to incur additional indebtedness, make certain investments, create, incur or assume certain liens, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the Amended Credit Agreement, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions.  The Company was in compliance with all covenants at December 31, 2025 as well as at each quarter end during 2025.

As of December 31, 2025, the unused Amended Revolving Facility was $155,038. Additionally, the Company has a $150,000 fixed-rate private shelf facility, under which $50,000 of borrowings are outstanding at December 31, 2025. The amount available to borrow may be lower and may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. The Amended Credit Agreement matures in March 2029.

On October 22, 2024, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement and a Second Amendment to the Note Purchase and Private Shelf Agreement (collectively, the “October 2024 Credit and Note Payable Amendments”). These amendments include provisions to increase the maximum Leverage Ratio to 4.5:1.0 for the quarters ending March 31, 2025 and June 30, 2025, 4.0:1.0 for the quarter ending September 30, 2025, and returning to 3.75:1.0 for the quarter ending December 31, 2025 and thereafter. From January 1, 2025 through September 30, 2025, borrowings under the Revolving Facility bore interest at Term SOFR plus a margin of 2.50% and a commitment fee of 0.325% on the unused portion of the Revolving Facility. Also, from October 1, 2024 through September 30, 2025, the Series A Notes bore interest at 6.46%.

The Company declared dividends, in total, of $0.12 per share during 2025 and 2024. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement (refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for definition and terms).

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $24,126 on our 2025 sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations increased sales in 2025 compared to 2024 by approximately $6,481.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive income (loss). The translation adjustment was a gain of $14,759 and a loss of $12,033 for the years ended December 31, 2025 and 2024, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $16,373 on our foreign net assets as of December 31, 2025.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, Canadian Dollar, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $26,033 and $30,945 at December 31, 2025 and 2024, respectively. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. During the years ended December 31, 2025 and 2024, we recorded a gain of $481 and a loss of $1,749, respectively, which is included in other expense (income), net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net. Net foreign currency transaction gains and losses included in total other expense (income), net amounted to a loss of $2,078 and a gain of $85 in 2025 and 2024, respectively.

Interest Rates

The Series A Notes under our 2024 Note Payable Agreement will bear interest at a fixed rate 5.96% and will mature on March 21, 2031. Interest on the Notes will be payable quarterly on the 21st day of March, June, September and December in each year, commencing on June 21, 2024. As amended on October 22, 2024, the Series A Notes bore interest at 6.46% from October 1, 2024 through September 30, 2025. Interest will be computed on the basis of a 360-day year composed of twelve 30-day months.

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (1.75% at December 31, 2025), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility bore interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2020, the Company entered into two interest rate swaps with a combined notional amount of $20,000 that increased to $60,000 in March 2022 and matured in December 2024. In March 2022 the Company entered into an additional interest rate swap with a notional amount of $40,000 that matures in December 2026.  In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of December 31, 2025, we had $124,962 outstanding under the Amended Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 7, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $34,962 of unhedged floating rate debt outstanding at December 31, 2025 would have an impact of approximately $350 on our interest expense for 2025.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allient Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allient Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of obsolete or excess inventory, as well as inventory that is not of saleable quality, included the following, among others:

●	We tested the effectiveness of internal controls over management’s review of the periodic calculation of the valuation for obsolete or excess inventory, as well as inventory that is not of saleable quality.
●	We tested management’s process for determining the valuation of inventory, including:
o	Evaluating the appropriateness of specified inputs supporting management’s estimate, including the historic inventory trends and the forecasts.
o	Evaluating whether the appropriateness of management’s methodology and assumptions used in developing the estimate are reasonable and consistent with the nature of the inventory, including the evaluation of item specific estimates about the timing or level of demand for a specific part.
o	Evaluating management’s ability to accurately estimate obsolete or excess inventory, as well as inventory that is not of saleable quality by comparing actual results to management’s historical estimates.
o	Considering events and trends discussed in industry and analyst reports and disclosed in recent press releases from the Company's major customers (including financial information) when evaluating the reasonableness of their assumptions. In addition, we also considered any changes within the business including restructuring events and strategic changes.

/s/Deloitte & Touche, LLP

Williamsville, NY

March 5, 2026

We have served as the Company's auditor since 2018.

ALLIENT INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,705	$36,102
Trade receivables, net of provision for credit losses of $887 and $1,628 at December 31, 2025 and December 31, 2024, respectively	88,775	78,774
Inventories	109,198	111,517
Prepaid expenses and other assets	14,759	11,187
Total current assets	253,437	237,580
Property, plant, and equipment, net	61,771	65,685
Deferred income taxes	10,509	9,116
Intangible assets, net	88,391	99,671
Goodwill	134,332	131,789
Operating lease assets	21,030	23,748
Other long-term assets	8,125	8,192
Total Assets	$577,595	$575,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,433	$27,156
Accrued liabilities	40,890	30,221
Total current liabilities	69,323	57,377
Long-term debt	180,389	224,177
Deferred income taxes	3,241	3,642
Pension and post-retirement obligations	1,239	1,667
Operating lease liabilities	16,431	19,417
Other long-term liabilities	5,517	4,647
Total liabilities	276,140	310,927
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,936 and 16,810 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	113,936	111,024
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	197,046	177,013
Accumulated other comprehensive loss	(9,527)	(23,183)
Total stockholders’ equity	301,455	264,854
Total Liabilities and Stockholders’ Equity	$577,595	$575,781

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Revenues	$554,478	$529,968	$578,634
Cost of goods sold	372,769	364,277	394,951
Gross profit	181,709	165,691	183,683
Operating costs and expenses:
Selling	24,524	25,310	24,713
General and administrative	57,853	55,669	58,403
Engineering and development	38,836	39,761	41,665
Acquisition and integration-related costs	47	445	2,958
Restructuring and business realignment costs	3,993	1,971	1,317
Amortization of intangible assets	12,471	12,497	12,313
Total operating costs and expenses	137,724	135,653	141,369
Operating income	43,985	30,038	42,314
Other expense, net:
Interest expense	13,175	13,296	12,383
Other expense (income), net	2,076	(116)	231
Total other expense, net	15,251	13,180	12,614
Income before income taxes	28,734	16,858	29,700
Income tax provision	(6,700)	(3,692)	(5,603)
Net income	$22,034	$13,166	$24,097
Basic earnings per share:
Earnings per share	$1.32	$0.80	$1.51
Basic weighted average common shares	16,669	16,529	15,963
Diluted earnings per share:
Earnings per share	$1.32	$0.79	$1.48
Diluted weighted average common shares	16,732	16,603	16,272
Net income	$22,034	$13,166	$24,097
Other comprehensive income (loss):
Foreign currency translation adjustment	15,000	(12,033)	3,669
Change in accumulated loss on derivatives, net of tax	(1,472)	(1,450)	(2,131)
Pension adjustments, net of tax	128	475	250
Comprehensive income	$35,690	$158	$25,885

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock			Accumulated Other Comprehensive Loss
				Foreign Currency	Accumulated		Total
			Retained	Translation	income (loss) on	Pension	Stockholders'
(In thousands except per share data)	Shares	Amount	Earnings	Adjustments	derivatives	Adjustments	Equity
Balances, December 31, 2022	15,978	83,852	143,576	(16,925)	5,556	(594)	215,465
Stock transactions under employee benefit stock plans	31	1,246					1,246
Issuance of restricted stock, net of forfeitures	107	129					129
Share issuance in connection with acquisitions	250	7,329					7,329
Stock compensation expense		5,477					5,477
Shares withheld for payment of employee payroll taxes	(58)	(2,096)					(2,096)
Comprehensive income (loss)				3,669	(2,879)	333	1,123
Tax effect					748	(83)	665
Net income			24,097				24,097
Dividends to stockholders - $0.115 per share			(1,860)				(1,860)
Balances, December 31, 2023	16,308	95,937	165,813	(13,256)	3,425	(344)	251,575
Stock transactions under employee benefit stock plans	58	1,564					1,564
Issuance of restricted stock, net of forfeitures	120	(25)					(25)
Share issuance in connection with acquisitions	203	6,250					6,250
Share issuance to settle contingent consideration	174	4,874					4,874
Stock compensation expense		4,147					4,147
Shares withheld for payment of employee payroll taxes	(53)	(1,723)					(1,723)
Comprehensive (loss) income				(12,033)	(1,909)	711	(13,231)
Tax effect					459	(236)	223
Net income			13,166				13,166
Dividends to stockholders - $0.12 per share			(1,966)				(1,966)
Balances, December 31, 2024	16,810	111,024	177,013	(25,289)	1,975	131	264,854
Stock transactions under employee benefit stock plans	33	885					885
Issuance of restricted stock, net of forfeitures	146						—
Stock compensation expense		3,430					3,430
Shares withheld for payment of employee payroll taxes	(53)	(1,403)					(1,403)
Comprehensive income (loss)				15,000	(1,971)	191	13,220
Tax effect					499	(63)	436
Net income			22,034				22,034
Dividends to stockholders - $0.12 per share			(2,001)				(2,001)
Balances, December 31, 2025	16,936	$113,936	$197,046	$(10,289)	$503	$259	$301,455

See accompanying notes to consolidated financial statements.

ALLIENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$22,034	$13,166	$24,097
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,407	25,891	25,068
Deferred income taxes	(1,795)	(2,353)	(5,036)
Provision for excess and obsolete inventory	3,891	4,943	2,487
Stock-based compensation expense	3,430	4,147	5,477
Debt issue cost amortization recorded in interest expense	648	534	300
Other	610	(119)	1,424
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(7,893)	7,455	(5,568)
Inventories	3,318	7,358	(1,781)
Prepaid expenses and other assets	(2,709)	2,412	1,324
Accounts payable	175	(12,755)	(935)
Accrued liabilities	9,559	(8,829)	(1,819)
Net cash provided by operating activities	56,675	41,850	45,038

Cash Flows From Investing Activities:
Consideration paid for acquisitions, net of cash acquired	—	(25,231)	(11,004)
Purchase of property and equipment	(6,989)	(9,683)	(11,603)
Net cash used in investing activities	(6,989)	(34,914)	(22,607)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	76,898	11,000
Principal payments of long-term debt and finance lease obligations	(44,448)	(68,433)	(28,395)
Payment of contingent consideration	—	(2,450)	—
Payment of debt issuance costs	(44)	(3,154)	—
Dividends paid to stockholders	(2,001)	(1,981)	(1,826)
Tax withholdings related to net share settlements of restricted stock	(1,203)	(1,723)	(2,096)
Net cash used in financing activities	(47,696)	(843)	(21,317)
Effect of foreign exchange rate changes on cash	2,613	(1,892)	173
Net increase in cash and cash equivalents	4,603	4,201	1,287
Cash and cash equivalents at beginning of period	36,102	31,901	30,614
Cash and cash equivalents at end of period	$40,705	$36,102	$31,901

Supplemental disclosure of cash flow information:
Stock issued for acquisitions	$—	$6,250	$7,329
Stock issued to settle contingent consideration	$—	$4,874	$—
Property, plant and equipment purchases in accounts payable or accrued expenses	$376	$336	$1,427
Cash paid for interest	$12,971	$12,059	$12,200
Cash paid for income taxes	$8,986	$7,804	$12,687

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future. Activity in the provision for credit losses for 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$1,628	$1,240
Additional reserves	343	562
Write-offs and recoveries	(1,058)	(190)
Effect of foreign currency translation	(26)	16
Ending balance	$887	$1,628

Inventories

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows (in thousands):

	December 31,	December 31,
	2025	2024
Parts and raw materials	$82,875	$78,725
Work-in-process	10,602	12,274
Finished goods	15,721	20,518
	$109,198	$111,517

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment is classified as follows (in thousands):

		December 31,	December 31,
	Useful lives	2025	2024
Land		$1,798	$1,770
Building and improvements	5 - 39 years	30,215	29,161
Machinery, equipment, tools and dies	3 - 15 years	121,774	110,194
Construction in progress		1,636	2,856
Furniture, fixtures and other	3 - 10 years	26,471	25,270
		181,894	169,251
Less accumulated depreciation		(120,123)	(103,566)
Property, plant, and equipment, net		$61,771	$65,685

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

Depreciation expense was $12,936, $13,194, and $12,755 in 2025, 2024, and 2023, respectively.

Intangible Assets

Intangible assets, other than goodwill, are initially recorded at fair value and are amortized over their estimated useful lives using an accelerated or straight-line method which approximates the pattern of expected cash flows over the remaining useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets, including property, plant and equipment and intangible assets, on an annual basis and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are recorded at their carrying amounts if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. If projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets. The Company did not record any impairment charges for the years ended December 31, 2025, 2024, or 2023.

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

At October 31, 2025, the Company performed its annual goodwill impairment test and determined, after performing a qualitative test of the reporting unit, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed. The Company did not record any goodwill impairment charges for the years ended December 31, 2025, 2024 or 2023.

Other Long-Term Assets

Other long-term assets include any noncurrent portion of interest rate derivatives that the Company has entered into in response to the variable interest rate exposure on long-term debt, as well as securities that the Company has purchased with the intent of funding the deferred compensation arrangements for certain executives of the Company. These items are accounted for at fair value on a recurring basis. Any changes in value are included in net income in the Company’s consolidated statements of income and comprehensive income.

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

Changes in the Company’s reserve for product warranty claims during 2025, 2024, and 2023 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2025	2024	2023
Beginning balance	$1,966	$2,139	$2,160
Settlements	(632)	(272)	(296)
Warranty expenditures	343	196	243
Effect of foreign currency translation	136	(97)	32
Ending balance	$1,813	$1,966	$2,139

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Compensation and fringe benefits	$20,498	$13,134
Warranty reserve	1,813	1,966
Income taxes payable	1,853	1,472
Operating lease liabilities – current	5,323	5,088
Finance lease obligations – current	486	448
Contract liabilities	3,767	2,292
Restructuring related accruals	521	—
Other accrued expenses	6,629	5,821
	$40,890	$30,221

As part of the Simplify to Accelerate NOW strategy, restructuring and business realignment costs of $3,993 are included in the consolidated statements of income and comprehensive income for the year ended December 31, 2025, of which $3,472 has been paid during the year ended December 31, 2025.

Costs associated with this realignment were approximately $4 million and relate primarily to employee severance and other personnel-related expenses. These expenses were largely paid by the end of 2025.

Restructuring expenses for this initiative are included in restructuring and business realignment costs in the consolidated statement of income and comprehensive income. The expenses incurred, as well as the amounts paid during the reporting period, are as follows:

Restructuring
related accruals

December 31, 2024	$—
Expenses incurred	3,993
Cash payments	(3,472)
December 31, 2025	$521

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

Basic and diluted weighted-average shares outstanding are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Basic weighted average shares outstanding	16,669	16,529	15,963
Dilutive effect of potential common shares	63	74	309
Diluted weighted average shares outstanding	16,732	16,603	16,272

For 2025, 2024, and 2023, the anti-dilutive common shares excluded from the calculation of diluted income per share were 29,000, 106,000, and 22,000, respectively.

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

The following table presents the Company’s financial assets that are accounted for at fair value on a recurring basis as of December 31, 2025 and 2024, respectively, by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,400	$—	$—
Foreign currency hedge contracts, net	—	(91)	—
Interest rate swaps, net	—	580	—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$4,647	$—	$—
Foreign currency hedge contracts, net	—	(137)	—
Interest rate swaps, net	—	2,575	—

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This enhances the disclosures around rate reconciliation, income taxes paid, and other related topics. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance prospectively during the year ended December 31, 2025, providing the additional disclosures as required. For additional information, refer to Note 9, Income Taxes.

Accounting Pronouncements Issued but not yet Adopted

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

2.    ACQUISITIONS

On January 11, 2024, the Company acquired 100% of the outstanding shares of SNC Manufacturing Co., Inc. (a Wisconsin corporation) and Acutran de Mexico, S.A. de C.V. (a Mexican corporation), (collectively “SNC”), a premier designer and global manufacturer of electrical transformers serving blue-chip customers in defense, industrial automation, alternative power generation and energy, including electric utilities and renewable energy

The purchase price consisted of $20,000 in cash paid at closing. The purchase price allocation was final as of December 31, 2024. The Company incurred $313 of transaction costs related to the acquisition during 2024, which are included in acquisition and integration-related costs on the consolidated statements of income and comprehensive income.

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

	Year ended December 31,
	2023
Revenues		$620,954
Income before income taxes		31,558

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. These contracts are generally those in which the customer has made an up-front payment. Contracts that management determines to include a significant financing component are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously. Management does not have any contracts that include a significant financing component as of December 31, 2025.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Year ended December 31,
Target Market	2025	2024	2023
Industrial	$268,394	$248,281	$257,004
Vehicle	97,015	102,701	133,488
Medical	81,687	77,959	84,515
Aerospace & Defense	81,337	75,183	78,175
Distribution and Other	26,045	25,844	25,452
Total	$554,478	$529,968	$578,634

	Year ended December 31,
Geography	2025	2024	2023
North America (primarily U.S.)	$368,921	$359,068	$399,224
Europe	160,661	145,617	150,608
Asia-Pacific	24,896	25,283	28,802
Total	$554,478	$529,968	$578,634

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

Backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog as of December 31, 2025 was $232,925. The Company expects to recognize 85% of these performance obligations within the next twelve months with the remaining amount recognized between one and two years.

The opening and closing balances of the Company’s contract liability are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Contract liabilities in accrued liabilities	$3,767	$2,292

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment as well as balances assumed in acquisitions. In the years ended December 31, 2025 and 2024, the Company recognized revenue of $1,749 and $2,047, respectively, that was included in the opening contract liabilities balance.

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

4. GOODWILL

The change in the carrying amount of goodwill for 2025 and 2024 is as follows (in thousands):

	December 31,	December 31,
	2025	2024
December 31, 2024	$131,789	$131,338
Effect of foreign currency translation	2,543	(2,504)
December 31, 2025	$134,332	$131,789

5. INTANGIBLE ASSETS

Intangible assets on the Company’s consolidated balance sheets consist of the following (in thousands):

	Weighted Average	December 31, 2025			December 31, 2024
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$117,927	$(59,006)	$58,921	$116,370	$(50,098)	$66,272
Trade name	13.7 years	16,105	(9,471)	6,634	15,890	(8,564)	7,326
Design and technologies	10.5 years	42,232	(19,396)	22,836	41,390	(15,317)	26,073
Total		$176,264	$(87,873)	$88,391	$173,650	$(73,979)	$99,671

Total amortization expense for intangible assets for the years 2025, 2024, and 2023 was $12,471, $12,697, and $12,313, respectively.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Estimated amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Total
Estimated
Amortization Expense
2026	12,429
2027	11,986
2028	11,222
2029	9,583
2030	9,429
Thereafter	33,742
Total estimated amortization expense	$88,391

6. STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including stock options, stock appreciation rights, and restricted stock, to employees and non-employees, including directors of the Company.

As of December 31, 2025, the Company had 477,139 shares of common stock available for grant under stock incentive plans.

Restricted Stock

The following is a summary of restricted stock grants, fair value and performance based awards:

			Awards with
	Unvested	Weighted average	performance
	restricted stock	grant date fair	vesting
For the year ended December 31,	awards	value	requirements
2025	156,506	$24.70	71,326
2024	205,188	$29.15	107,377
2023	129,328	$40.85	74,495

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following is a summary of restricted stock activity during years 2025, 2024, and 2023:

Number of
shares
Unvested Balance, December 31, 2022	304,947
Awarded	129,328
Vested	(154,208)
Forfeited	(25,957)
Unvested Balance, December 31, 2023	254,110
Awarded	205,188
Vested	(143,389)
Forfeited	(79,569)
Unvested Balance, December 31, 2024	236,340
Awarded	156,506
Vested	(149,237)
Forfeited	(9,239)
Unvested Balance, December 31, 2025	234,370

Share-Based Compensation Expense

During 2025, 2024, and 2023 compensation expense net of forfeitures of $3,430, $4,147, and $5,477 was recorded, respectively. As of December 31, 2025, there was $4,165 of total unrecognized compensation expense related to restricted stock awards, of which approximately $2,242 is expected to be recognized in 2026.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all non-union U.S. employees who work over 1,000 hours per year. The terms of the ESOP require the Company to make an annual contribution equal to the greater of: i) the Board established percentage of pretax income before the contribution (5% in 2025, 2024, and 2023) or ii) the annual interest payable on any loan outstanding to the Company from the ESOP. Company contributions to the Plan accrued for 2025, 2024, and 2023, were $1,502, $894, and $1,591, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Defined Contribution Plan

The Company sponsors the Allient 401(k) Tax Advantaged Investment Plan (“401(k)”) which covers substantially all its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2025, 2024, and 2023 this match was 100% per dollar of the first 3% of participant deferral and 50% per dollar of the next 2% contribution, up to 4% of a total 5% participant deferral. Net costs related to this defined contribution plan were $2,895, $2,751, and $2,590 in 2025, 2024, and 2023, respectively. These amounts are included in general and administrative costs in the consolidated statements of income and comprehensive income.

Dividends

For the years ended December 31, 2025, 2024 and 2023 a total of $0.12, $0.12, and $0.115 per share on all outstanding shares was declared and paid, respectively. Total dividends paid for the years ended December 31, 2025, 2024, and 2023 were $2,001, $1,981, and $1,826, respectively. Based on the terms of the Company’s Credit Agreement, dividends paid to shareholders are acceptable, subject to the Company’s compliance with the covenants under the Credit Agreement.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

7. DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Long-term Debt
Revolving Credit Facility, long-term (1)	$124,962	$168,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(2,339)	(2,945)
Finance lease obligations – noncurrent	7,766	8,160
Long-term debt	$180,389	$224,177
(1)	The effective rate of the Revolving Credit Facility is 5.05% at December 31, 2025 including the impact of the Company's interest rate swaps.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75:1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, are subject to certain exceptions. The Company was in compliance with all covenants as of December 31, 2025.

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

As of December 31, 2025, the unused Revolving Facility was $155,038. The amount available to borrow may be reduced based upon the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

On October 22, 2024, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement and a Second Amendment to the Note Purchase and Private Shelf Agreement (collectively, the “October 2024 Credit and Note Payable Amendments”). These amendments include provisions to increase the maximum Leverage Ratio to 4.5:1.0 for the quarters ending March 31, 2025 and June 30, 2025, 4.0:1.0 for the quarter ending September 30, 2025, and returning to 3.75:1.0 for the quarter ending December 31, 2025 and thereafter. From January 1, 2025 through September 30, 2025, borrowings under the Revolving Facility bore interest at Term SOFR plus a margin of 2.50% and a commitment fee of 0.325% on the unused portion of the Revolving Facility. Also, from October 1, 2024 through September 30, 2025, the Series A Notes bore interest at 6.46%. Subsequently, the Series A Notes have returned to an interest rate of 5.960%.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, and Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $26,033 and $30,945 at December 31, 2025 and 2024, respectively. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense (income), net in the consolidated statements of income and comprehensive income. During the year ended December 31, 2025 and 2024, the Company had a gain of $481 and a loss of $1,749, respectively, on foreign currency contracts which is included in other (income) expense, net and generally

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense (income), net.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its variable-rate debt. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In March 2023, the Company executed amendments to the existing swaps to amend the index on the interest rate derivatives from LIBOR to SOFR. These amendments had no material financial impact to the Company’s operations or financial position. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027. As of December 31, 2025, the Company holds notional amounts of $90,000 in interest rate derivatives.

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

The Company estimates that an additional $646 will be reclassified as a reduction to interest expense over the next twelve months. Additionally, the Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Prepaid expenses and other assets	$7	$—
Interest rate swaps	Prepaid expenses and other assets	$619	$—
Interest rate swaps	Other long-term assets	$—	$2,575
		$626	$2,575

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	December 31,	December 31,
hedging instruments	Location	2025	2024
Foreign currency contracts	Accrued liabilities	$98	$137
Interest rate products	Accrued liabilities	39	—
		$137	$137

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The table below presents the effect of cash flow hedge accounting on other comprehensive (loss) income (OCI) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Amount of pre-tax gain (loss) recognized in OCI
	on derivatives
Derivatives in cash flow hedging relationships	Year ended December 31,
	2025	2024	2023
Interest rate swaps	$(520)	$2,284	$935

Location of gain reclassified	Amount of pre-tax gain reclassified from accumulated OCI into income
from accumulated OCI into income	Year ended December 31,
	2025	2024	2023
Interest expense	$1,451	$4,193	$3,814

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024, and 2023 (in thousands):

		Total amounts of income and expense line items presented
		that reflect the effects of cash flow hedges recorded
		Year ended December 31,
Derivatives designated as hedging instruments	Income Statement Location	2025	2024	2023
Interest rate swaps	Interest Expense	$13,175	$13,296	$12,383

The Company does not have any offsetting of derivatives as of December 31, 2025 and 2024.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

9. INCOME TAXES

The provision for income taxes is based on income before income taxes as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Domestic	$10,781	$3,951	$18,630
Foreign	17,953	12,907	11,070
Income before income taxes	$28,734	$16,858	$29,700

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Components of the total income tax provision are as follows (in thousands):

	For the year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Current provision
Federal	$2,977	$1,838	$6,936
State	643	685	869
Foreign	4,548	3,522	2,834
Total current provision	8,168	6,045	10,639
Deferred benefit
Federal	(585)	(1,239)	(3,569)
State	59	(214)	(518)
Foreign	(942)	(900)	(949)
Total deferred benefit	(1,468)	(2,353)	(5,036)
Income tax provision	$6,700	$3,692	$5,603

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	For the year ended
	December 31,
	2025
	Amount	Percentage
U.S. federal statutory tax rate	$6,034	21.0%
State and local income taxes, net of federal income tax effect (1)	469	1.6%
Foreign tax effects
Germany
Other	309	1.1%
New Zealand
Change in valuation allowance	379	1.3%
Other	3	-%
Portugal
State and municipal surcharges	348	1.2%
Investment tax credits	(650)	(2.3)%
Changes in valuation allowances	(465)	(1.6)%
Other	3	-%
Other foreign jurisdictions	235	0.8%
Effect of changes in tax laws or rates enacted in the current period	-	-%
Effect of cross-border tax laws
Global intangible low-taxed income	410	1.4%
Other	(439)	(1.5)%
Tax credits
Federal research credit	(628)	(2.2)%
Change in valuation allowance	-	-%
Nontaxable or nondeductible items
Section 162(m) compensation	679	2.4%
Other	200	0.7%
Change in unrecognized tax benefits	(180)	(0.6)%
Other adjustments	(7)	-%
Total	$6,700	23.3%
(1) The tax effect in this category primarily reflects state and local taxes in Oklahoma

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	For the year ended
	December 31,	December 31,
	2024	2023
Tax provision, computed at statutory rate	21.0%	21.0%
State tax, net of federal impact	1.0%	1.7%
Change in valuation allowance	(2.9)%	(1.5)%
Effect of foreign tax rate differences	2.4%	1.9%
Section 162(m) compensation	4.8%	2.4%
R&D Credit and incentives	(7.9)%	(6.1)%
Effect of Tax Cuts and Jobs Act	1.6%	0.3%
Unrecognized tax benefits	(1.1)%	(0.7)%
Other	0.9%	(0.1)%
Withholding tax on foreign distributions	2.1%	-%
Provision for income taxes	21.9%	18.9%

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Noncurrent deferred tax assets:
Employee benefit plans	$1,632	$1,735
Net operating loss and tax credit carryforwards	6,849	6,711
Accrued expenses and reserves	3,608	2,997
Research and development costs	12,637	11,069
Other	411	439
Total noncurrent deferred tax assets	25,137	22,951
Valuation allowance	(2,399)	(2,262)
Net noncurrent deferred tax assets:	$22,738	$20,689

Net noncurrent deferred tax liabilities:
Property and equipment	$2,851	$2,812
Goodwill and intangibles	12,393	11,762
Interest rate swap derivatives	130	570
Other	96	71
Total noncurrent deferred tax liabilities	$15,470	$15,215

Net deferred tax asset	$7,268	$5,474

Presented as follows:
Noncurrent deferred income tax assets	$10,509	$9,116
Noncurrent deferred income tax liabilities	(3,241)	(3,642)
Net deferred tax asset	$7,268	$5,474

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

As of December 31, 2025, the Company has the following gross carryforwards available (in thousands):

		Amount
Jurisdiction	Tax Attribute	(in thousands)	Begin to expire
U.S. State	Net Operating Losses (1)	$9,297	2026
International	Net Operating Losses - Unlimited Carryforward (1)	$15,734	No expiration
U.S. Federal	Foreign Tax Credits	$1,002	2028
International	Investment Tax Credits	$325	2030
U.S. Federal	R&D Tax Credits	$—	2036
U.S. State	R&D and Manufacturing Credits	$547	2031
(1)	Net operating losses (NOL’s) are presented as pre-tax amounts.

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

Starting in 2022, noncurrent deferred tax assets includes the effects of capitalization and amortization of R&D expenses as required by the 2017 Tax Cuts and Jobs Act. The Company generated excess foreign tax credits in 2017 due to the one-time transition tax required by enactment of the Tax Cuts and Jobs Act in the amount of $910 and foreign tax credits were generated in the amount of $92 as a result of a dividend paid from Canada and, at that time, determined it was more likely than not that it will not realize a tax benefit from these credits. The Company has incurred net operating losses in certain states with a tax effected benefit of $867 as of December 31, 2025 that it is more likely than not will not be realized. Additionally, the Company has deferred tax assets (including net operating loss carryforwards and tax credits) in certain foreign jurisdictions for which it has determined it is more likely than not it would not realize a tax benefit of $145 as of December 31, 2025. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets, net of valuation allowances as of December 31, 2025.

The Company files income tax returns in various U.S. and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2022. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for periods prior to 2020.

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

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Cash paid for income taxes, net of refunds, were as follows (in thousands):

2025
U.S. federal	$2,547
U.S. state and local
Oklahoma	550
Other	513
Total U.S. state and local	1,063
Foreign
Canada	1,096
China	527
Germany	979
Netherlands	698
Portugal	583
Sweden	860
Other	633
Total foreign	5,376
Total cash paid for income taxes, net of refunds	$8,986

The summary of changes to the unrecognized tax benefit for the year ended December 31, 2025 is as follows (in thousands):

	December 31,	December 31,	December 31,
	2025	2024	2023
Beginning balance	$350	$586	$786
Additions from tax legislation changes for net operating loss carryforwards	—	—	—
Reductions related to the lapse of the statute of limitations	(180)	(193)	(207)
Effect of foreign currency translation	8	(43)	7
Ending balance	$178	$350	$586

It is reasonably possible that a reduction of approximately $180 of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations. As of December 31, 2025, approximately $180 of unrecognized tax benefits would favorably impact the effective tax rate, if recognized.

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company records uncertain tax positions in accordance with ASC 740. No material interest or penalties related to income tax liabilities were recognized for the years ended December 31, 2025, 2024, and 2023.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States. Exceptions may be made on a year-by-year basis to repatriate earnings of certain foreign subsidiaries based on cash needs in the United States. Certain foreign subsidiaries made distributions to other foreign subsidiaries which required a withholding tax remittance of $113. In 2025, the Company distributed a portion of these foreign earnings which have been previously taxed in the United States and remitted $35 of foreign withholding taxes.

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

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. The effects of OBBBA are reflected in the results for December 31, 2025, and there were no material impacts to income tax provision or the effective income tax rate.

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

The Company’s finance lease obligations relate to a manufacturing facility. As of December 31, 2025, finance lease assets of $7,037 are included in property, plant, and equipment, net, finance lease obligations of $486 are included in accrued liabilities, and $7,766 are included in long-term debt on the consolidated balance sheet.

For the years ended December 31, 2025 and 2024, the components of operating lease expense were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Fixed operating lease expense	$7,111	$6,610
Variable operating lease expense	766	735
Short-term lease expense	1,150	826
	$9,027	$8,171

Supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Cash paid for operating leases	$6,993	$6,418
Cash paid for interest on finance lease obligations	$385	$405
Assets acquired under operating leases	$1,816	$6,011
Operating lease assets obtained in acquisitions	$—	$378

The following table presents weighted average remaining lease term and discount rates related to the Company’s operating leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)	5.06	5.73
Weighted average discount rate	4.74%	4.71%

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	6,203	848
2027	5,439	867
2028	4,085	886
2029	2,739	906
2030	2,178	927
Thereafter	3,662	6,051
Total undiscounted cash flows	$24,306	$10,485
Less: present value discount	(2,552)	(2,233)
Total lease liabilities	$21,754	$8,252

The Company leases certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made payments to the lessor of $746 and $884 during the years ended December 31, 2025 and 2024, respectively. Future minimum lease payments under these leases as of December 31, 2025 are $5,083.

11. COMMITMENTS AND CONTINGENCIES

Severance Benefit Agreements

As of December 31, 2025, the Company has annually renewable employment agreements with certain of its executive officers. Among other things, the agreements provide for payments and other benefits if the employee’s employment terminates under certain circumstances, including the employee’s death, disability, voluntary resignation with good reason and involuntary termination without cause, as well as voluntary resignation with good reason and involuntary termination without cause within 90 days prior to or 24 months following a change in control of the Company.

Litigation

The Company is involved in certain actions that have arisen out of the ordinary course of business. Management believes that resolution of the actions will not have a significant adverse effect on the Company’s consolidated financial statements.

12. DEFERRED COMPENSATION ARRANGEMENTS

The Company has a deferred compensation arrangement with its Chief Executive Officer. This arrangement provides the Board and its committees with another mechanism to provide pay for performance based incentive compensation. It also allows the Chief Executive Officer to make certain deferrals into the plan. The amount of the liability is comprised of liabilities from previous contributions. Amounts accrued relating to previous periods are $5,400 and $4,647 as of December 31, 2025 and 2024, respectively, which is included in other long-term liabilities in the consolidated balance sheets at December 31, 2025 and 2024.

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the years ended December 31, 2025 and 2024 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized (loss) gain on cash flow hedges	—	(520)	138	—	(382)
Amounts reclassified from AOCI	—	(1,451)	361	—	(1,090)
Pension adjustments, net of tax	128	—	—	—	128
Foreign currency translation gain	—	—	—	15,000	15,000
At December 31, 2025	$259	$551	$(48)	$(10,289)	$(9,527)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2023	$(344)	$4,431	$(1,006)	$(13,256)	$(10,175)
Unrealized gain (loss) on cash flow hedges	—	2,284	(547)	—	1,737
Amounts reclassified from AOCI	—	(4,193)	1,006	—	(3,187)
Pension adjustments, net of tax	475	—	—	—	475
Foreign currency translation loss	—	—	—	(12,033)	(12,033)
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)

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

Financial information related to the foreign subsidiaries is summarized below (in thousands):

	For the year ended December 31,
	2025	2024	2023
Revenues derived from foreign subsidiaries	$185,557	$170,901	$179,410

ALLIENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Identifiable foreign fixed assets were $30,418 and $31,820 as of December 31, 2025 and 2024, respectively.

Revenues derived from foreign subsidiaries and identifiable assets outside of the United States are primarily attributable to Europe, China, Mexico and New Zealand.

Sales to customers outside of the United States by all subsidiaries were $247,759, $240,045, and $239,897 during 2025, 2024, and 2023, respectively.

No customers individually accounted for a material concentration of revenue for the years ended December 31, 2025 or 2024 nor accounts receivable as of December 31, 2025 or 2024.

For 2023, one customer (Customer A) accounted for 10% of revenues, and one customer (Customer B) accounted for 12% of revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Allient Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Allient Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 5, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche, LLP

Williamsville, NY

March 5, 2026

Item 9B. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the year ended December 31, 2025.

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

Equity Compensation Plan Information

The following table shows the equity compensation plan information of the Company at December 31, 2025:

Number of securities
remaining available for
future issuance under equity
Plan category	compensation plans
Equity compensation plans approved by security holders	477,139

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	The following documents are filed as part of this Report:
1.	Consolidated Financial Statements
a)	Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.
b)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.
c)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023.
d)	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.
e)	Notes to Consolidated Financial Statements.
f)	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34).
2.	Financial Statement Schedules

Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

3.   Exhibits

Exhibit No.	Subject

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 16, 2010.)

3.2	Amended Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 23, 2023.)

3.3	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed August 23, 2023.)

4.1	Description of Securities of Allient Inc. (filed herewith.)

10.1*	2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 4, 2017.)

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

10.8*

Form of Employment Agreement (Entered into with Ashish R. Bendre, James A. Michaud, Stephen R. Warzala, and Kenneth A. May) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 23, 2021.)

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

10.12*

Third Amendment to Managing Director’s Contract of Employment between Heidrive GmbH and Helmut Pirthauer dated December 18, 2024. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2024.)

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

19	Allient Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K filed March 5, 2024).

21	List of Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Allient Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed March 5, 2024).

101.1 SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.2 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.3 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.4 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.5 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in exhibits 101.*) (filed herewith).

*    Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIENT INC.

By:	/s/ JAMES A. MICHAUD
James A. Michaud
Senior Vice President & Chief Financial Officer
Date:	March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD S. WARZALA	President, Chief Executive Officer and Chairman of the Board	March 5, 2026
Richard S. Warzala

/s/ JAMES A. MICHAUD	Senior Vice President & Chief Financial Officer	March 5, 2026
James A. Michaud

/s/ RICHARD D. FEDERICO	Lead Director of the Independent Directors	March 5, 2026
Richard D. Federico

/s/ ROBERT B. ENGEL	Director	March 5, 2026
Robert B. Engel

/s/ STEVEN C. FINCH	Director	March 5, 2026
Steven C. Finch

/s/ NICOLE R. TZETZO	Director	March 5, 2026
Nicole R. Tzetzo

/s/ MICHAEL R. WINTER	Director	March 5, 2026
Michael R. Winter