Form 10-Q
period 2026-03-31
ALLIENT INC
filed 2026-05-06
CIK 46129

927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

Number of Shares of the only class of Common Stock outstanding: 16,996,512 as of May 6, 2026

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$41,175	$40,705
Trade receivables, net of provision for credit losses of $956 and $887 at March 31, 2026 and December 31, 2025, respectively	91,722	88,775
Inventories	110,131	109,198
Prepaid expenses and other assets	16,502	14,759
Total current assets	259,530	253,437
Property, plant, and equipment, net	61,086	61,771
Deferred income taxes	10,545	10,509
Intangible assets, net	84,947	88,391
Goodwill	133,687	134,332
Operating lease assets	19,564	21,030
Other long-term assets	8,304	8,125
Total Assets	$577,663	$577,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,078	$28,433
Accrued liabilities	36,543	40,890
Total current liabilities	69,621	69,323
Long-term debt	177,301	180,389
Deferred income taxes	3,116	3,241
Operating lease liabilities	15,138	16,431
Other long-term liabilities	6,561	6,756
Total liabilities	271,737	276,140
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 17,035 and 16,936 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	116,232	113,936
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	201,901	197,046
Accumulated other comprehensive loss	(12,207)	(9,527)
Total stockholders’ equity	305,926	301,455
Total Liabilities and Stockholders’ Equity	$577,663	$577,595

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Revenues	$138,915	$132,803
Cost of goods sold	93,540	90,051
Gross profit	45,375	42,752
Operating costs and expenses:
Selling	7,026	6,014
General and administrative	15,402	13,813
Engineering and development	9,641	9,554
Restructuring and business realignment costs	862	1,499
Amortization of intangible assets	3,123	3,093
Total operating costs and expenses	36,054	33,973
Operating income	9,321	8,779
Other expense, net:
Interest expense	2,553	3,635
Other (income) expense, net	(15)	684
Total other expense, net	2,538	4,319
Income before income taxes	6,783	4,460
Income tax provision	(1,426)	(903)
Net income	$5,357	$3,557
Basic earnings per share:
Earnings per share	$0.32	$0.21
Basic weighted average common shares	16,714	16,599
Diluted earnings per share:
Earnings per share	$0.32	$0.21
Diluted weighted average common shares	16,879	16,638
Net income	$5,357	$3,557
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,826)	3,862
Change in accumulated loss on derivatives, net of tax	146	(625)
Comprehensive income	$2,677	$6,794

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2025	16,936	$113,936	$197,046	$(10,289)	$503	$259	$301,455
Stock transactions under employee benefit stock plans	23	1,512					1,512
Issuance of restricted stock, net of forfeitures	76	(46)					(46)
Stock-based compensation expense		848					848
Shares withheld for payment of employee payroll taxes		(18)					(18)
Comprehensive (loss) income				(2,826)	191		(2,635)
Tax effect of derivative transactions					(45)		(45)
Net income			5,357				5,357
Dividends to stockholders - $0.03			(502)				(502)
Balances, March 31, 2026	17,035	$116,232	$201,901	$(13,115)	$649	$259	$305,926

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854
Stock transactions under employee benefit stock plans	33	886					886
Issuance of restricted stock, net of forfeitures	135	(11)					(11)
Stock-based compensation expense		920					920
Shares withheld for payment of employee payroll taxes	(3)	(97)					(97)
Comprehensive income (loss)				3,862	(856)		3,006
Tax effect of derivative transactions					231		231
Net income			3,557				3,557
Dividends to stockholders - $0.03			(518)				(518)
Balances, March 31, 2025	16,975	$112,722	$180,052	$(21,427)	$1,350	$131	$272,828
Share issuance in connection with acquisitions							—

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$5,357	$3,557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,210	6,281
Deferred income taxes	(110)	49
Stock-based compensation expense	848	920
Debt issue cost amortization recorded in interest expense	162	161
Other	624	1,039
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(3,669)	(8,415)
Inventories	(2,058)	6,511
Prepaid expenses and other assets	(1,870)	(1,024)
Accounts payable	4,282	2,863
Accrued liabilities	(3,603)	1,986
Net cash provided by operating activities	6,173	13,928

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,168)	(1,060)
Net cash used in investing activities	(2,168)	(1,060)

Cash Flows From Financing Activities:
Principal payments of long-term debt and finance lease obligations	(3,113)	(2,110)
Payment of debt issuance costs	—	(17)
Tax withholdings related to net share settlements of restricted stock	(18)	(63)
Net cash used in financing activities	(3,131)	(2,190)
Effect of foreign exchange rate changes on cash	(404)	973
Net increase in cash and cash equivalents	470	11,651
Cash and cash equivalents at beginning of period	40,705	36,102
Cash and cash equivalents at end of period	$41,175	$47,753

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$960	$590
Cash paid for interest	$2,476	$3,484
Cash paid for income taxes	$1,227	$1,039

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

It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements and related Notes to such statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 that was previously filed by the Company.

Recently Issued Accounting Pronouncements

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

The Company satisfies its performance obligations under a contract with a customer by transferring goods and services in exchange for monetary consideration from the customer. The Company considers the customer’s purchase order, and the Company’s corresponding sales order acknowledgment as the contract with the customer. For some customers, control, and a sale, is transferred at a point in time when the product is delivered to a customer. For a limited number of contracts, for which revenue derived is not material in the periods presented, the Company recognizes revenue over time in proportion to costs incurred, over the life of the term of the performance obligation, or as the performance obligations are satisfied.

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. Management has identified one contract that includes a significant financing component as of March 31, 2026 and December 31, 2025.

Contracts that management determines to include a significant financing component, in which the customer has made an up-front payment, are discounted at the Company’s incremental borrowing rate. The Company incurs interest expense and accrues a contract liability. As the Company satisfies performance obligations and recognizes revenue from these contracts, interest expense is recognized simultaneously.

Contracts that management determines to include a significant financing component, in which revenue recognized for performance obligations that have been satisfied but for which amounts have not been billed, are discounted at a rate that reflects the customer’s creditworthiness. The Company realizes interest income and recognizes a contract asset. Interest income is recognized over the financing period.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended
	March 31,
Target Market	2026	2025
Industrial	$67,249	$62,426
Vehicle	24,630	22,973
Medical	19,471	19,102
Aerospace & Defense	20,475	21,037
Distribution and Other	7,090	7,265
Total	$138,915	$132,803

	Three months ended
	March 31,
Geography	2026	2025
North America (primarily U.S.)	$89,071	$86,272
Europe	43,878	40,064
Asia-Pacific	5,966	6,467
Total	$138,915	$132,803

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

The opening and closing balances of the Company’s contract assets and liabilities are as follows:

	March 31,	December 31,
	2026	2025
Contract assets in prepaid expenses and other assets	$141	$-
Contract liabilities in accrued liabilities	$3,628	$3,767

The difference between the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the three months ended March 31, 2026 and 2025, the Company recognized revenue of $1,233 and $439, respectively, that was included in the opening contract liabilities balance.

Significant Payment Terms

The Company’s contracts with its customers state the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payments are typically due in full within 30-60 days of delivery. Individual contracts with certain customers may include alternative payment schedules. Since the customer agrees to a stated rate and price in the contract that do not vary over the contract, the majority of contracts do not contain variable consideration.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	March 31,	December 31,
	2026	2025
Parts and raw materials	$81,654	$82,875
Work-in-process	12,085	10,602
Finished goods	16,392	15,721
	$110,131	$109,198

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		March 31,	December 31,
	Useful lives	2026	2025
Land		$1,792	$1,798
Building and improvements	5 - 39 years	30,222	30,215
Machinery, equipment, tools and dies	3 - 15 years	121,561	121,774
Construction in progress		3,055	1,636
Furniture, fixtures and other	3 - 10 years	26,660	26,471
		183,290	181,894
Less accumulated depreciation		(122,204)	(120,123)
Property, plant, and equipment, net		$61,086	$61,771

Depreciation expense was $3,087 and $3,188 for the three months ended March 31, 2026 and 2025, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2026 is as follows:

March 31,
2026
At December 31, 2025	$134,332
Effect of foreign currency translation	(645)
At March 31, 2026	$133,687

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	March 31, 2026			December 31, 2025
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$117,495	$(60,842)	$56,653	$117,927	$(59,006)	$58,921
Trade name	13.7 years	16,055	(9,646)	6,409	16,105	(9,471)	6,634
Design and technologies	10.5 years	42,023	(20,138)	21,885	42,232	(19,396)	22,836
Total		$175,573	$(90,626)	$84,947	$176,264	$(87,873)	$88,391

Amortization expense for intangible assets was $3,123 and $3,093 for the three months ended March 31, 2026 and 2025, respectively.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Estimated future intangible asset amortization expense as of March 31, 2026 is as follows:

Total
Estimated
Year ending December 31,	Amortization Expense
Remainder of 2026	9,272
2027	11,938
2028	11,181
2029	9,542
2030	9,388
Thereafter	33,626
Total estimated amortization expense	$84,947

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the three months ended March 31, 2026, 89,647 shares of unvested restricted stock were awarded at a weighted average market value of $62.06. Of the restricted shares granted, 37,912 shares have performance-based vesting conditions. Stock-based compensation expense for awards with performance-based vesting conditions are reassessed each reporting period and recognized as expense based upon the probability that performance will be achieved. The value of the remaining shares awarded expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

The following is a summary of restricted stock activity for the three months ended March 31, 2026:

Number of
shares
Outstanding at beginning of period	234,370
Awarded	89,647
Vested	(2,760)
Forfeited	(8,473)
Outstanding at end of period	312,784

Stock-based compensation expense, net of forfeitures, of $848 and $920 was recorded for the three months ended March 31, 2026 and 2025, respectively.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Compensation and fringe benefits	$13,768	$20,498
Warranty reserve	1,938	1,813
Income taxes payable	3,936	1,853
Operating lease liabilities – current	5,157	5,323
Finance lease obligations – current	472	486
Contract liabilities	3,628	3,767
Restructuring related accruals	211	521
Other accrued expenses	7,433	6,629
	$36,543	$40,890

In line with the Company’s Simplify to Accelerate NOW strategy, during the first quarter of 2025, the Company began to create a state-of-the-art Fabrication Center of Excellence at the facility in Dothan, Alabama. Assembly operations from Dothan continue to be transferred into facilities in Tulsa, Oklahoma and Reynosa, Mexico.

One-time costs in 2026 are anticipated to be approximately $2 to $3 million, primarily related to employee severance and other personnel-related expenses, and are expected to be substantively paid by the end of 2026.

Restructuring expenses for this initiative, which are included in restructuring and business realignment costs in the condensed consolidated statement of income and comprehensive income, are as follows:

Restructuring
related accruals

Restructuring liability at December 31, 2025	$521
Expenses incurred	862
Cash payments	(1,172)
Restructuring liability at March 31, 2026	$211

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	March 31,	December 31,
	2026	2025
Long-term Debt
Revolving Credit Facility, long-term (1)	$121,962	$124,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(2,176)	(2,339)
Finance lease obligations – noncurrent	7,515	7,766
Long-term debt	$177,301	$180,389
(1)	The effective interest rate on long-term debt obligations is 5.05% at March 31, 2026.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2026.

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

As of March 31, 2026, the unused Revolving Facility was $158,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

On October 22, 2024, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement and a Second Amendment to the Note Purchase and Private Shelf Agreement (collectively, the “October 2024 Credit and Note Payable Amendments”). These amendments include provisions to increase the maximum Leverage Ratio to 4.5:1.0 for the quarter ending March 31, 2025 and June 30, 2025, 4.0:1.0 for the quarter ending September 30, 2025, and returning to 3.75:1.0 for the quarters ending December 31, 2025 and thereafter. From January 1, 2025 through September 30, 2025, borrowings under the Revolving Facility bore interest at Term SOFR plus a margin of 2.50% and a commitment fee of 0.325% on the unused portion of the Revolving Facility. Also, from October 1, 2024 through September 30, 2025, the Series A Notes bore interest at 6.46%. Subsequently, the Series A Notes have returned to an interest rate of 5.960%.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $26,701 and $26,033 at March 31, 2026 and December 31, 2025, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2026 and 2025, the Company had losses of $368 and $124, respectively on foreign currency contracts which is included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2026, the Company estimates that $705 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2026	2025
Foreign currency contracts	Prepaid expenses and other assets	$62	$7
Interest rate swaps	Prepaid expenses and other assets	$548	$619
Interest rate swaps	Other long-term assets	$208	$—
		$818	$626

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2026	2025
Foreign currency contracts	Accrued liabilities	$—	$98
Interest rate products	Accrued liabilities	—	39
		$—	$137

The tables below present the effect of cash flow hedge accounting on other comprehensive income (“OCI”) for the three months ended March 31, 2026 and 2025:

	Amount of pre-tax gain (loss) recognized
	in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended March 31,
	2026	2025
Interest rate swaps	$422	$(480)

	Amount of pre-tax gain reclassified
	from accumulated OCI into income
Location of gain reclassified	Three months ended March 31,
from accumulated OCI into income	2026	2025

Interest expense	$231	$376

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025:

		Total amounts of income and expense
		line items presented that reflect the
		effects of cash flow hedges recorded
		Three months ended March 31,
Derivatives designated as hedging instruments	Income Statement Location	2026	2025
Interest rate swaps	Interest Expense	$2,553	$3,635

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
March 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2026	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$818	$—	$818	$—	$—	$818

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$626	$—	$626	$—	$—	$626

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$137	$—	$137	$—	$—	$137

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

The following tables presents the Company’s financial assets (liabilities) that are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively, by level within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,297	$—	$—
Foreign currency hedge contracts, net	—	62	—
Interest rate swaps, net	—	756	—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,400	$—	$—
Foreign currency hedge contracts, net	—	(91)	—
Interest rate swaps, net	—	580	—

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

The effective income tax rate was 21.0% and 20.2% for the three months ended March 31, 2026 and 2025, respectively

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. The effects of OBBBA are reflected in the results for the three months ended March 31, 2026, and there were no material impacts to income tax provision or the effective income tax rate.

13.    LEASES

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2026 and 2025 was as follows:

	March 31,
	2026	2025
Cash paid for operating leases	$1,612	$1,669
Cash paid for interest on finance lease obligations	$98	$98
Assets acquired under operating leases	$81	$860

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $6,729 and $7,037 as of March 31, 2026 and December 31, 2025, respectively, are included in property, plant and equipment, net. As of March 31, 2026, finance lease obligations of $472 are included in accrued liabilities and $7,515 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2025, finance lease obligations of $486 are included in accrued liabilities and $7,766 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2026:

	Operating Leases	Finance Leases
Remainder of 2026	4,594	639
2027	5,443	873
2028	4,086	895
2029	2,717	917
2030	2,153	940
Thereafter	3,617	6,156
Total undiscounted cash flows	$22,610	$10,420
Less: present value discount	(2,315)	(2,433)
Total lease liabilities	$20,295	$7,987

As of March 31, 2026, the Company has entered into leases for additional office space with future minimum lease payments of $4,817 that have yet to be commenced.

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $192 and $254 during the three months ended March 31, 2026 and 2025, respectively, and is obligated to make payments of $565 during the remainder of 2026. Future fixed minimum lease payments under these leases as of March 31, 2026 are $4,789.

14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three months ended March 31, 2026 and 2025 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2025	$259	$551	$(48)	$(10,289)	$(9,527)
Unrealized gain (loss) on cash flow hedges	—	422	(101)	—	321
Amounts reclassified from AOCI	—	(231)	56	—	(175)
Foreign currency translation gain	—	—	—	(2,826)	(2,826)
At March 31, 2026	$259	$742	$(93)	$(13,115)	$(12,207)

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized gain (loss) on cash flow hedges	—	(480)	128	—	(352)
Amounts reclassified from AOCI	—	(376)	103	—	(273)
Foreign currency translation loss	—	—	—	3,862	3,862
At March 31, 2025	$131	$1,666	$(316)	$(21,427)	$(19,946)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.03 per share in the first quarter of 2026 and 2025.

16    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended
	March 31,
	2026	2025
Basic weighted average shares outstanding	16,714	16,599
Dilutive effect of potential common shares	165	39
Diluted weighted average shares outstanding	16,879	16,638

For the three months ended March 31, 2026, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 13,000. For the three months ended March 31, 2025, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 70,000.

17.    SEGMENT INFORMATION

The Company operates in one segment for the manufacture and marketing of specialty-controlled motion products and solutions for end user and OEM applications. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources, monitoring budgets, and assessing performance for the entire Company. The measure of segment profit or loss utilized is consolidated net income. The CODM uses this measure to compare results to prior periods and during our budgeting and forecasting process to assess profitability and enable decision making. The reports reviewed by the CODM do not provide for any significant expense categories beyond those as reported on the consolidated statement of income and comprehensive income. The accounting policies of the Company are described in Note 1 Significant Accounting Policies in the 2025 Form 10-K.

The CODM utilizes consolidated net income, which is available in our consolidated statements of income and comprehensive income, as the measurement for assessing financial performance.

For the three months ended March 31, 2026 and 2025, revenue was comprised of 50% and 52%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Identifiable foreign fixed assets were $28,851 and $30,418 as of March 31, 2026 and December 31, 2025, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three months ended March 31, 2026 and 2025, no customers individually accounted for a material concentration of revenue nor accounts receivable.

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

Throughout 2025 and into 2026, we continue to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls and Power.

Recent Events

Through 2024 and 2025, and continuing into 2026, the Company has been executing its Simplify to Accelerate NOW program. This included initiatives to realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and drive profitability. These initiatives are expected to position Allient to emerge from the current challenging macroeconomic and geopolitical environments, including industrial headwinds with stronger earnings power, improved operational flexibility, and enhanced capacity to capitalize on future growth opportunities. Additional costs associated with our Simplify to Accelerate NOW program are expected to create additional annualized cost savings in 2026.

During the first quarter of 2025, the Company announced that consistent with its Simplify to Accelerate NOW strategy, it will expand upon current capabilities and skillsets to create a state-of-the-art Fabrication Center of Excellence at its facility in Dothan, Alabama.  The Company is transferring current assembly operations from Dothan and transferring these capabilities into its facilities in Tulsa, Oklahoma and Reynosa, Mexico where Final Assembly, Integration and Test capabilities are the core competencies. The realignment will improve business focus and better leverage the Company’s footprint to deliver high-precision system solutions for demanding applications in various served markets including Aerospace and Defense, Medical and Electronic Test and Assembly Equipment.

One-time costs in 2025 were approximately $4 million, primarily related to employee severance and other personnel-related expenses. Additional expenses of $862 have been incurred during the first quarter of 2026, with a total of approximately $2 to $3 million anticipated to be incurred throughout 2026, and will be substantively paid by the end of 2026.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, modifies the income tax treatment of research and development expenses, as well as includes revisions to bonus depreciation and international tax regimes. The effects of OBBBA are reflected in our results for the three months ended March 31, 2026, and there were no material impacts to our income tax provision or effective tax rate.

Global Environment

The current geopolitical conflicts are creating higher levels of economic uncertainty and increased volatility with respect to energy prices, interest rates, our supply chain (in particular, with respect to changes and proposed changes to tariffs and trade policies), and certain customer ordering patterns. We are closely monitoring the developments and continue to adjust our production platform to react to changing customer ordering patterns. The impact of the conflicts on our operational and financial performance will depend on future developments that cannot be predicted.

The U.S. government has proposed and implemented certain updates to existing foreign trade policies. These updates include new and increased tariffs, or potential tariffs, on a wide range of products and goods imported to the U.S., and certain countries have responded with reciprocal tariffs and/or trade restrictions. We have manufacturing operations in Mexico, China, and Europe, amongst other locations globally throughout the world, and source certain components from locations that may be impacted by these policy changes. Official government policies and agreements continue to be closely monitored, and our operations remain agile in adjustmenting to minimize potential impacts to our business.

In February 2026, the U.S. Supreme Court ruled that certain tariffs based on the International Emergency Economic Powers Act that were assessed and incurred in 2025 were unconstitutional. Following this ruling, the U.S. Court of International Trade began to develop a process to assess how to refund tariffs that were paid under the applicable executive orders. At this time, the Company has not begun the process of applying for, nor received any, refunds of tariffs paid. We continue to monitor the recent applicable rulings and will consider what refunds can be pursued.

Operating Results

Three months ended March 31, 2026 compared to three months ended March 31, 2025

	For the three months ended		2026 vs. 2025
	March 31,		Variance
(Dollars in thousands, except per share data)	2026	2025	$	%
Revenues	$138,915	$132,803	$6,112	5%
Cost of goods sold	93,540	90,051	3,489	4%
Gross profit	45,375	42,752	2,623	6%
Gross margin percentage	32.7%	32.2%
Operating costs and expenses:
Selling	7,026	6,014	1,012	17%
General and administrative	15,402	13,813	1,589	12%
Engineering and development	9,641	9,554	87	1%
Restructuring and business realignment costs	862	1,499	(637)	(42)%
Amortization of intangible assets	3,123	3,093	30	1%
Total operating costs and expenses	36,054	33,973	2,081	6%
Operating income	9,321	8,779	542	6%
Interest expense	2,553	3,635	(1,082)	(30)%
Other (income) expense, net	(15)	684	(699)	(102)%
Total other expense	2,538	4,319	(1,781)	(41)%
Income before income taxes	6,783	4,460	2,323	52%
Income tax provision	(1,426)	(903)	(523)	58%
Net income	$5,357	$3,557	$1,800	51%

Effective tax rate	21.0%	20.2%
Diluted earnings per share	$0.32	$0.21	$0.10	49%
Bookings	$158,080	$137,622	$20,458	15%
Backlog	$250,991	$237,323	$13,668	6%

REVENUES: The increase in revenues during the three months ended March 31, 2026 reflects increases in many of our target markets, most significantly within Industrial and Vehicle. Our revenues for the three months ended March 31, 2026 were comprised of 50% to U.S. customers and 50% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was primarily due to a foreign currency increase of 3.8 % and a 0.8% volume increase. Organic revenue increased 0.8% during the three months ended March 31, 2026. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Bookings increased in the three months ended March 31, 2026 compared to 2025, due to a 10.8% increase in volume and a 4.1% increase in foreign currency impact. The increase in bookings from the prior year quarter is impacted by improvements in customer demand levels across certain target markets, primarily within Industrial and Vehicle, in the current year.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $45,375 in the three months ended March 31, 2026 from $42,752 in the three months ended March 31, 2025, and gross margins increased to 32.7% for 2026, compared to 32.2% for 2025. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses increased 17% during the three months ended March 31, 2026 compared to 2025, reflecting higher commissions driven by higher sales volumes, as well as higher marketing and sales-generating costs. Selling expenses as a percentage of revenues were 5% in each of the three months ended March 31, 2026 and 2025.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased 12% during the three months ended March 31, 2026 compared to 2025 due primarily to personnel-related costs and higher software licensing and information technology consulting costs. As a percentage of revenues, general and administrative expenses were 11% and 10% in the three months ended March 31, 2026 and 2025, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased slightly by 1% in the three months ended March 31, 2026 compared to 2025. The increase primarily reflects higher incentive compensation, partially offset by the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% in each of the three months ended March 31, 2026 and 2025.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs decreased in the three months ended March 31, 2026 compared to 2025 primarily reflecting costs associated with the transfer of assembly operations from our Dothan, Alabama facility in 2025 and timing of other Simplify to Accelerate NOW actions.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense decreased in the three months ended March 31, 2026 compared to 2025 due to lower average debt balances.

INCOME TAXES: The effective income tax rate was 21.0% and 20.2% for the three months ended March 31, 2026 and 2025, respectively. We expect our income tax rate for the full year 2026 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the three months ended March 31, 2026 compared to 2025, primarily relating to slightly higher sales volume, including an increase in organic revenue, and improvements to gross profit margin percentage, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended March 31, 2026 and 2025 was $8,424 and $7,593, respectively. Adjusted diluted earnings per share for the first quarter of 2026 and 2025 were $0.50 and $0.46, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $15,546 for the three months ended March 31, 2026 compared to $14,376 for the first quarter of 2025. Adjusted EBITDA was $17,276 and $17,472 for the first quarters of 2026 and 2025, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the three months ended March 31, 2026 is as follows:

Three months ended
March 31, 2026
Revenue as reported	$138,915
Foreign currency impact - (favorable) / unfavorable	(5,085)
Revenue excluding foreign currency exchange impacts	$133,830

The Company’s calculation of organic revenue for the three months ended March 31, 2026 is as follows:

Three months ended
March 31, 2026
Revenue change over prior year	4.6%
Less: Impact of acquisitions and foreign currency	(3.8)
Organic growth	0.8%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Net income as reported	$5,357	$3,557
Interest expense	2,553	3,635
Provision for income tax	1,426	903
Depreciation and amortization	6,210	6,281
EBITDA	15,546	14,376
Stock-based compensation expense	848	920
Restructuring and business realignment costs	862	1,499
Foreign currency loss (gain)	20	677
Adjusted EBITDA	$17,276	$17,472

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three months ended March 31, 2026 and 2025 is as follows (in thousands except per share amounts):

	For the three months ended
	March 31,
		Per diluted		Per diluted
	2026	share	2025	share
Net income as reported	$5,357	$0.32	$3,557	$0.21
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,392	0.14	2,369	0.15
Foreign currency loss – net	15	—	519	0.03
Restructuring and business realignment costs – net	660	0.04	1,148	0.07
Non-GAAP adjusted net income and adjusted diluted earnings per share	$8,424	$0.50	$7,593	$0.46
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $470 to a balance of $41,175 at March 31, 2026 from December 31, 2025.

			2026 vs.
	Three Months Ended		2025
	March 31,		Variance
(in thousands):	2026	2025	$
Net cash provided by operating activities	$6,173	$13,928	$(7,755)
Net cash used in investing activities	(2,168)	(1,060)	(1,108)
Net cash used in financing activities	(3,131)	(2,190)	(941)
Effect of foreign exchange rates on cash	(404)	973	(1,377)
Net increase in cash and cash equivalents	$470	$11,651	$(11,181)

Of the $41,175 of cash and cash equivalents at March 31, 2026, $33,358 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S. The Company regularly evaluates opportunities to optimize cash available from operations in all geographies.

During the three months ended March 31, 2026, the decrease in cash provided by operating activities is due to a decrease in cash inflows on collections on accounts receivable, additional accrued liabilities, payment of inventory, and prepaid expenses, offset in part by higher net income as adjusted by non-cash operating activity items.

The increase in cash used in investing activities in the three months ended March 31, 2026 relates to higher capital expenditures. Cash used in investing activities in the three months ended March 31, 2026 includes $2,168 for purchases of property and equipment compared to $1,060 during the three months ended March 31, 2025. Capital expenditures are expected to be between $12,000 and $15,000 for the full year 2026.

The change in cash used in financing activities during the three months ended March 31, 2026 is primarily due to debt repayments. Debt payments of $3,113 were made during the three months ended March 31, 2026. As of March 31, 2026, we had $121,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of March 31, 2026.

As of March 31, 2026, the unused Revolving Facility was $158,038. The amount available to borrow could be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

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

The Company declared dividends of $0.03 per share during each of the three months ended March 31, 2026 and 2025. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,987 on our sales for the three months ended March 31, 2026. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. For the three months ended March 31, 2026, we estimate that foreign currency exchange rate fluctuations increased revenues by $5,085.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a loss of $2,826 and a gain of $3,862 for the three months ended March 31, 2026 and 2025, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $14,021 on our foreign net assets as of March 31, 2026.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other (income) expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $26,701 at March 31, 2026. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other (income) expense, net in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2026, we recorded a gain of $368 on foreign currency contracts which are included in other (income) expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other (income) expense, net. Net foreign currency transaction gains and losses included in other (income) expense, net amounted to a gain of $20 and a loss of $677 for the three months ended March 31, 2026 and 2025, respectively.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (1.75% at March 31, 2026), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility bore interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of March 31, 2026, we had $121,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 9, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $31,962 of unhedged floating rate debt outstanding at March 31, 2026 would have approximately a $320 impact on our interest expense for the three months ended March 31, 2026.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2025, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors. For a full discussion of these risk factors, please refer to “Item 1A. Risk Factors” in the 2025 Annual Report and 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
01/01/26 to 01/31/26	—	$—	—	—
02/01/26 to 02/28/26	274	66.42	—	—
03/01/26 to 03/31/26	—	—	—	—
Total	274	$66.42	—	—
(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At March 31, 2026 the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined I Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

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

DATE:	May 6, 2026	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer