Form 10-Q
period 2026-06-30
ALLIENT INC
filed 2026-08-05
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to _________________________

Commission file number 0-04041

ALLIENT INC.

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-0518115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Main Street, suite 150, Williamsville, New York (Address of principal executive offices)	14221 (Zip Code)

(716) 242-8634

(Registrant’s Telephone Number, Including Area Code)

495 Commerce Drive, Amherst, New York, 14228

(former address of principal executive offices)

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

Number of Shares of the only class of Common Stock outstanding: 17,002,511 as of August 5, 2026

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$42,088	$40,705
Trade receivables, net of provision for credit losses of $953 and $887 at June 30, 2026 and December 31, 2025, respectively	99,825	88,775
Inventories	117,908	109,198
Prepaid expenses and other assets	14,629	14,759
Total current assets	274,450	253,437
Property, plant, and equipment, net	62,347	61,771
Deferred income taxes	9,940	10,509
Intangible assets, net	81,475	88,391
Goodwill	133,169	134,332
Operating lease assets	23,598	21,030
Other long-term assets	8,942	8,125
Total Assets	$593,921	$577,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,574	$28,433
Accrued liabilities	37,608	40,890
Total current liabilities	80,182	69,323
Long-term debt	173,337	180,389
Deferred income taxes	2,985	3,241
Operating lease liabilities	18,316	16,431
Other long-term liabilities	6,807	6,756
Total liabilities	281,627	276,140
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,992 and 16,936 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	114,547	113,936
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	211,620	197,046
Accumulated other comprehensive loss	(13,873)	(9,527)
Total stockholders’ equity	312,294	301,455
Total Liabilities and Stockholders’ Equity	$593,921	$577,595

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$153,770	$139,578	$292,685	$272,381
Cost of goods sold	100,178	93,222	193,718	183,273
Gross profit	53,592	46,356	98,967	89,108
Operating costs and expenses:
Selling	7,583	6,026	14,609	12,040
General and administrative	15,941	14,439	31,343	28,252
Engineering and development	10,684	9,944	20,325	19,498
Acquisition and integration-related costs	—	23	—	23
Restructuring and business realignment costs	641	1,122	1,503	2,621
Amortization of intangible assets	3,133	3,125	6,256	6,218
Total operating costs and expenses	37,982	34,679	74,036	68,652
Operating income	15,610	11,677	24,931	20,456
Other expense, net:
Interest expense	2,523	3,552	5,076	7,187
Other expense, net	68	823	53	1,507
Total other expense, net	2,591	4,375	5,129	8,694
Income before income taxes	13,019	7,302	19,802	11,762
Income tax provision	(2,628)	(1,685)	(4,054)	(2,588)
Net income	$10,391	$5,617	$15,748	$9,174
Basic earnings per share:
Earnings per share	$0.62	$0.34	$0.94	$0.55
Basic weighted average common shares	16,798	16,687	16,756	16,639
Diluted earnings per share:
Earnings per share	$0.61	$0.34	$0.93	$0.55
Diluted weighted average common shares	16,875	16,713	16,940	16,671
Net income	$10,391	$5,617	$15,748	$9,174
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,691)	11,644	(4,517)	15,506
Change in accumulated loss on derivatives, net of tax	25	(410)	171	(1,036)
Comprehensive income	$8,725	$16,851	$11,402	$23,644

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2025	16,936	$113,936	$197,046	$(10,289)	$503	$259	$301,455
Stock transactions under employee benefit stock plans	23	1,512					1,512
Issuance of restricted stock, net of forfeitures	76	(46)					(46)
Stock-based compensation expense		848					848
Shares withheld for payment of employee payroll taxes		(18)					(18)
Comprehensive (loss) income				(2,826)	191		(2,635)
Tax effect of derivative transactions					(45)		(45)
Net income			5,357				5,357
Dividends to stockholders - $0.03			(502)				(502)
Balances, March 31, 2026	17,035	$116,232	$201,901	$(13,115)	$649	$259	$305,926
Stock-based compensation expense		998					998
Shares withheld for payment of employee payroll taxes	(43)	(2,683)					(2,683)
Comprehensive income (loss)				(1,691)	32		(1,659)
Tax effect of derivative transactions					(7)		(7)
Net income			10,391				10,391
Dividends to stockholders - $0.04			(672)				(672)
Balances, June 30, 2026	16,992	$114,547	$211,620	$(14,806)	$674	$259	$312,294

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854
Stock transactions under employee benefit stock plans	33	886					886
Issuance of restricted stock, net of forfeitures	135	(11)					(11)
Stock-based compensation expense		920					920
Shares withheld for payment of employee payroll taxes	(3)	(97)					(97)
Comprehensive income (loss)				3,862	(856)		3,006
Tax effect of derivative transactions					231		231
Net income			3,557				3,557
Dividends to stockholders - $0.03			(518)				(518)
Balances, March 31, 2025	16,975	$112,722	$180,052	$(21,427)	$1,350	$131	$272,828
Issuance of restricted stock, net of forfeitures	6	(43)					(43)
Stock-based compensation expense		835					835
Shares withheld for payment of employee payroll taxes	(43)	(927)					(927)
Comprehensive (loss) income				11,644	(540)		11,104
Tax effect of derivative transactions					130		130
Net income			5,617				5,617
Dividends to stockholders - $0.03			(482)				(482)
Balances, June 30, 2025	16,938	$112,587	$185,187	$(9,783)	$940	$131	$289,062

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$15,748	$9,174
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,401	12,682
Deferred income taxes	407	61
Stock-based compensation expense	1,845	1,755
Debt issue cost amortization recorded in interest expense	325	323
Other	1,848	2,860
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(12,206)	(3,594)
Inventories	(11,299)	7,125
Prepaid expenses and other assets	(567)	(459)
Accounts payable	14,431	5,107
Accrued liabilities	(2,806)	3,401
Net cash provided by operating activities	20,127	38,435

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,070)	(3,189)
Net cash used in investing activities	(7,070)	(3,189)

Cash Flows From Financing Activities:
Borrowings on long-term debt	2,000	—
Principal payments of long-term debt and finance lease obligations	(9,227)	(22,221)
Payment of debt issuance costs	—	(41)
Dividends paid to stockholders	(1,174)	(1,000)
Tax withholdings related to net share settlements of restricted stock	(2,701)	(1,024)
Net cash used in financing activities	(11,102)	(24,286)
Effect of foreign exchange rate changes on cash	(572)	2,853
Net increase in cash and cash equivalents	1,383	13,813
Cash and cash equivalents at beginning of period	40,705	36,102
Cash and cash equivalents at end of period	$42,088	$49,915

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$467	$203
Cash paid for interest	$4,932	$7,048
Cash paid for income taxes	$6,424	$5,094

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. Management has identified one contract that includes a significant financing component as of June 30, 2026 and December 31, 2025.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Six months ended
	June 30,		June 30,
Target Market	2026	2025	2026	2025
Industrial	$76,458	$65,455	$144,036	$127,881
Vehicle	24,958	26,721	49,589	49,694
Medical	21,834	20,045	41,305	39,147
Aerospace & Defense	24,231	20,961	44,706	41,997
Distribution and Other	6,289	6,396	13,049	13,662
Total	$153,770	$139,578	$292,685	$272,381

	Three months ended		Six months ended
	June 30,		June 30,
Geography	2026	2025	2026	2025
North America (primarily U.S.)	$102,195	$92,352	$191,266	$178,625
Europe	45,271	40,983	89,149	81,047
Asia-Pacific	6,304	6,243	12,270	12,709
Total	$153,770	$139,578	$292,685	$272,381

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

The opening and closing balances of the Company’s contract assets and liabilities are as follows:

	June 30,	December 31,
	2026	2025
Contract assets in prepaid expenses and other assets	$780	$-
Contract liabilities in accrued liabilities	$3,955	$3,767

The difference between the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the six months ended June 30, 2026 and 2025, the Company recognized revenue of $1,541 and $868, respectively, that was included in the opening contract liabilities balance.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	June 30,	December 31,
	2026	2025
Parts and raw materials	$86,122	$82,875
Work-in-process	12,899	10,602
Finished goods	18,887	15,721
	$117,908	$109,198

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		June 30,	December 31,
	Useful lives	2026	2025
Land		$1,790	$1,798
Building and improvements	5 - 39 years	30,559	30,215
Machinery, equipment, tools and dies	3 - 15 years	122,875	121,774
Construction in progress		5,251	1,636
Furniture, fixtures and other	3 - 10 years	26,798	26,471
		187,273	181,894
Less accumulated depreciation		(124,926)	(120,123)
Property, plant, and equipment, net		$62,347	$61,771

Depreciation expense was $3,058 and $3,276 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $6,145 and $6,464, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2026 is as follows:

June 30,
2026
Beginning balance	$134,332
Effect of foreign currency translation	(1,163)
Ending balance	$133,169

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	June 30, 2026			December 31, 2025
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$117,084	$(62,693)	$54,391	$117,927	$(59,006)	$58,921
Trade name	13.7 years	16,011	(9,856)	6,155	16,105	(9,471)	6,634
Design and technologies	10.5 years	41,847	(20,918)	20,929	42,232	(19,396)	22,836
Total		$174,942	$(93,467)	$81,475	$176,264	$(87,873)	$88,391

Amortization expense for intangible assets was $3,133 and $3,125 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $6,256 and $6,218, respectively.

Estimated future intangible asset amortization expense as of June 30, 2026 is as follows:

Total
Estimated
Year ending December 31,	Amortization Expense
Remainder of 2026	6,122
2027	11,888
2028	11,135
2029	9,496
2030	9,342
Thereafter	33,492
Total estimated amortization expense	$81,475

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the six months ended June 30, 2026, 93,638 shares of unvested restricted stock were awarded at a weighted average market value of $62.74. Of the restricted shares granted, 37,912 shares have performance-based vesting conditions. Stock-based compensation expense for awards with performance-based vesting conditions are reassessed each reporting period and recognized as expense based upon the probability that performance will be achieved. The value of the remaining shares awarded expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the six months ended June 30, 2026:

Number of
shares
Outstanding at beginning of period	234,370
Awarded	93,638
Vested	(111,816)
Forfeited	(16,520)
Outstanding at end of period	199,672

Stock-based compensation expense, net of forfeitures, of $998 and $835 was recorded for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, stock-based compensation expense, net of forfeitures, of $1,845 and $1,755 was recorded, respectively.

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Compensation and fringe benefits	$16,676	$20,498
Warranty reserve	2,179	1,813
Income taxes payable	670	1,853
Operating lease liabilities – current	5,492	5,323
Finance lease obligations – current	483	486
Contract liabilities	3,955	3,767
Restructuring related accruals	229	521
Other accrued expenses	7,924	6,629
	$37,608	$40,890

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

Restructuring
related accruals

Restructuring liability at December 31, 2025	$521
Expenses incurred	862
Cash payments	(1,172)
Restructuring liability at March 31, 2026	$211
Expenses incurred	641
Cash payments	(623)
Restructuring liability at June 30, 2026	$229

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	June 30,	December 31,
	2026	2025
Long-term Debt
Revolving Credit Facility, long-term (1)	$117,962	$124,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(2,014)	(2,339)
Finance lease obligations – noncurrent	7,389	7,766
Long-term debt	$173,337	$180,389
(1)	The effective interest rate on long-term debt obligations is 4.95% at June 30, 2026.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2026.

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

As of June 30, 2026, the unused Revolving Facility was $162,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $32,680 and $26,033 at June 30, 2026 and December 31, 2025, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2026 the Company had losses of $298 and $666, respectively and during the three and six months ended June 30, 2025, the Company had gains of $1,193 and $1,070, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

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

As of June 30, 2026, the Company estimates that $704 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2026	2025
Foreign currency contracts	Prepaid expenses and other assets	$47	$7
Interest rate swaps	Prepaid expenses and other assets	$402	$619
Interest rate swaps	Other long-term assets	$386	$—
		$835	$626

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2026	2025
Foreign currency contracts	Accrued liabilities	$2	$98
Interest rate products	Accrued liabilities	—	39
		$2	$137

The tables below present the effect of cash flow hedge accounting on other comprehensive income (“OCI”) for the three and six months ended June 30, 2026 and 2025:

	Amount of pre-tax (loss) gain recognized		Amount of pre-tax gain (loss) recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$256	$(161)	$678	$(641)

	Amount of pre-tax gain reclassified		Amount of pre-tax gain reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain reclassified	Three months ended June 30,		Six months ended June 30,
from accumulated OCI into income	2026	2025	2026	2025

Interest expense	$224	$379	$455	$755

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments	Income Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest Expense	$2,523	$3,552	$5,076	$7,187

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2026	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$835	$—	$835	$—	$—	$835

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$626	$—	$626	$—	$—	$626

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
June 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2026	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$2	$—	$2	$—	$—	$2

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$137	$—	$137	$—	$—	$137

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

The following tables presents the Company’s financial assets (liabilities) that are accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively, by level within the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,726	$—	$—
Foreign currency hedge contracts, net	—	45	—
Interest rate swaps, net	—	788	—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,400	$—	$—
Foreign currency hedge contracts, net	—	(91)	—
Interest rate swaps, net	—	580	—

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

The effective income tax rate was 20.2% and 23.1% for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the effective income tax rate was 20.5% and 22.0%, respectively.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Supplemental cash flow information related to the Company’s operating and finance leases for the six months ended June 30, 2026 and 2025 was as follows:

	June 30,
	2026	2025
Cash paid for operating leases	$3,601	$3,367
Cash paid for interest on finance lease obligations	$197	$195
Assets acquired under operating leases	$5,628	$1,385

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $6,573 and $7,037 as of June 30, 2026 and December 31, 2025, respectively, are included in property, plant and equipment, net. As of June 30, 2026, finance lease obligations of $483 are included in accrued liabilities and $7,389 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2025, finance lease obligations of $486 are included in accrued liabilities and $7,766 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2026:

	Operating Leases	Finance Leases
Remainder of 2026	3,314	426
2027	6,319	873
2028	4,968	895
2029	3,361	917
2030	2,650	940
Thereafter	6,768	6,156
Total undiscounted cash flows	$27,380	$10,207
Less: present value discount	(3,572)	(2,335)
Total lease liabilities	$23,808	$7,872

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $187 and $380 during the three and six months ended June 30, 2026 and $272 and $526 during the three and six months ended June 30, 2025, respectively, and is obligated to make payments of $377 during the remainder of 2026. Future fixed minimum lease payments under these leases as of June 30, 2026 are $4,601.

14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three and six months ended June 30, 2026 and 2025 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2026	$259	$742	$(93)	$(13,115)	$(12,207)
Unrealized gain (loss) on cash flow hedges	—	256	(61)	—	195
Amounts reclassified from AOCI	—	(224)	54	—	(170)
Foreign currency translation gain	—	—	—	(1,691)	(1,691)
At June 30, 2026	$259	$774	$(100)	$(14,806)	$(13,873)

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At March 31, 2025	$131	$1,666	$(316)	$(21,427)	$(19,946)
Unrealized gain (loss) on cash flow hedges	—	(161)	39	—	(122)
Amounts reclassified from AOCI	—	(379)	91	—	(288)
Foreign currency translation loss	—	—	—	11,644	11,644
At June 30, 2025	$131	$1,126	$(186)	$(9,783)	$(8,712)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2025	$259	$551	$(48)	$(10,289)	$(9,527)
Unrealized (loss) gain on cash flow hedges	—	678	(162)	—	516
Amounts reclassified from AOCI	—	(455)	110	—	(345)
Foreign currency translation gain	—	—	—	(4,517)	(4,517)
At June 30, 2026	$259	$774	$(100)	$(14,806)	$(13,873)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized gain (loss) on cash flow hedges	—	(641)	167	—	(474)
Amounts reclassified from AOCI	—	(755)	194	—	(561)
Foreign currency translation loss	—	—	—	15,506	15,506
At June 30, 2025	$131	$1,126	$(186)	$(9,783)	$(8,712)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.04 per share in the second quarter of 2026, and $0.03 per share in the first quarter of 2026 and the first and second quarters of 2025.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	16,798	16,687	16,756	16,639
Dilutive effect of potential common shares	77	26	184	32
Diluted weighted average shares outstanding	16,875	16,713	16,940	16,671

For the three and six months ended June 30, 2026, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 37,000 and 41,000, respectively. For the three and six months ended June 30, 2025, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 55,000 and 64,000, respectively.

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

For the three months ended June 30, 2026 and 2025, revenue was comprised of 54% and 55%, respectively, shipped to U.S. customers. Revenue for the six months ended June 30, 2026 and 2025 was comprised of 53% and 54%, respectively, shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $28,024 and $30,418 as of June 30, 2026 and December 31, 2025, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three and six months ended June 30, 2026 and 2025, no customers individually accounted for a material concentration of revenue nor accounts receivable.

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

Overview

We are a global company that is engaged in the business of designing, manufacturing, and selling precision motion, control, power, and structural composites to provide integrated system solutions as well as individual products, to a broad spectrum of customers throughout the world primarily for the industrial, vehicle, medical, and aerospace and defense markets. We are headquartered in Williamsville, NY, and have operations in the United States, Canada, Mexico, Europe, and Asia-Pacific. We are known worldwide for our expertise in electro-magnetic, mechanical, and electronic motion technology. We sell component and integrated controlled motion solutions to end customers and OEMs through our own direct sales force and authorized manufacturers’ representatives and distributors. Our products include nano precision positioning systems, servo control systems, motion controllers, digital servo amplifiers and drives, brushless servo, torque, and coreless motors, brush motors, integrated motor-drives, gear motors, gearing, incremental and absolute optical encoders, active (electronic) and passive (magnetic) filters for power quality and harmonic issues, Industrial safety rated input/output Modules, Universal Industrial Communications Gateways, light-weighting technologies, transformers, and other controlled motion-related products.

Throughout 2025 and through the first two quarters of 2026, we continue to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls, and Power.

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

One-time costs in 2025 were approximately $4 million, primarily related to employee severance and other personnel-related expenses. Additional expenses of $641 and $1,503 have been incurred during the first three and six months of 2026, respectively, with a total of approximately $2 to $3 million anticipated to be incurred throughout 2026, and will be substantively paid by the end of 2026.

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

The U.S. government has proposed and implemented certain updates to existing foreign trade policies. These updates include new and increased tariffs, or potential tariffs, on a wide range of products and goods imported to the U.S., and certain countries have responded with reciprocal tariffs and/or trade restrictions. We have manufacturing operations in Mexico, China, and Europe, amongst other locations globally throughout the world, and source certain components from locations that may be impacted by these policy changes. Official government policies and agreements continue to be closely monitored, and our operations remain agile in adjusting to minimize potential impacts to our business.

In February 2026, the U.S. Supreme Court ruled that certain tariffs based on the International Emergency Economic Powers Act that were assessed and incurred in 2025 were unconstitutional. Following this ruling, the U.S. Court of International Trade began to develop a process to assess how to refund tariffs that were paid under the applicable executive orders. At this time, the Company has begun the process of applying for refunds of tariffs paid. However, no tariff refunds have been approved and the Company has not received any refund payments. We continue to monitor the recent applicable rulings and will continue to monitor and consider what refunds can be pursued.

Operating Results

Three months ended June 30, 2026 compared to three months ended June 30, 2025

	For the three months ended		2026 vs. 2025
	June 30,		Variance
(Dollars in thousands, except per share data)	2026	2025	$	%
Revenues	$153,770	$139,578	$14,192	10%
Cost of goods sold	100,178	93,222	6,956	7%
Gross profit	53,592	46,356	7,236	16%
Gross margin percentage	34.9%	33.2%
Operating costs and expenses:
Selling	7,583	6,026	1,557	26%
General and administrative	15,941	14,439	1,502	10%
Engineering and development	10,684	9,944	740	7%
Acquisition and integration-related costs	—	23	(23)	(100)%
Restructuring and business realignment costs	641	1,122	(481)	(43)%
Amortization of intangible assets	3,133	3,125	8	—%
Total operating costs and expenses	37,982	34,679	3,303	10%
Operating income	15,610	11,677	3,933	34%
Interest expense	2,523	3,552	(1,029)	(29)%
Other expense, net	68	823	(755)	(92)%
Total other expense	2,591	4,375	(1,784)	(41)%
Income before income taxes	13,019	7,302	5,717	78%
Income tax provision	(2,628)	(1,685)	(943)	56%
Net income	$10,391	$5,617	$4,774	85%

Effective tax rate	20.2%	23.1%
Diluted earnings per share	$0.61	$0.34	$0.27	83%
Bookings	$201,302	$135,032	$66,270	49%
Backlog	$298,031	$236,586	$61,445	26%

REVENUES: The increase in revenues during the three months ended June 30, 2026 reflects increases in many of our target markets, most significantly within Industrial and Aerospace and Defense. Our revenues for the three months ended June 30, 2026 were comprised of 54% to U.S. customers and 46% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was primarily due to a 9.3% volume increase and a foreign currency increase of 0.9%. Organic revenue increased 9.3% during the second quarter of 2026. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Bookings increased in the three months ended June 30, 2026 compared to 2025, due to a 48.3% increase in volume and a 0.8% increase in foreign currency impact. The increase in bookings from the prior year quarter is impacted by improvements in customer demand levels across certain target markets, primarily within Industrial and Aerospace and Defense, in the current year.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $53,592 in the three months ended June 30, 2026 from $46,356 in the three months ended June 30, 2025, and gross margins increased to 34.9% for 2026, compared to 33.2% for 2025. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses increased 26% during the three months ended June 30, 2026 compared to 2025, reflecting higher commissions driven by higher sales volumes, as well as higher marketing and sales-generating costs. Selling expenses as a percentage of revenues were 5% and 4% in the three months ended June 30, 2026 and 2025, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased 10% during the three months ended June 30, 2026 compared to 2025 due primarily to personnel-related costs and higher software licensing and information technology consulting costs. As a percentage of revenues, general and administrative expenses were 10% in each of the three months ended June 30, 2026 and 2025.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 7% in the three months ended June 30, 2026 compared to 2025. The increase primarily reflects higher incentive compensation, partially offset by the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% in each of the three months ended June 30, 2026 and 2025.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs decreased in the three months ended June 30, 2026 compared to 2025 primarily reflecting costs associated with the transfer of assembly operations from our Dothan, Alabama facility in 2025 and timing of other Simplify to Accelerate NOW actions.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense decreased in the three months ended June 30, 2026 compared to 2025 due to lower average debt balances.

INCOME TAXES: The effective income tax rate was 20.2% and 23.1% for the three months ended June 30, 2026 and 2025, respectively. We expect our income tax rate for the full year 2026 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the three months ended June 30, 2026 compared to 2025, primarily relating to higher sales volume, including an increase in organic revenue, and improvements to gross profit margin percentage, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended June 30, 2026 and 2025 was $13,545 and $9,525, respectively. Adjusted diluted earnings per share for the second quarter of 2026 and 2025 were $0.80 and $0.57, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $21,733 for the three months ended June 30, 2026 compared to $17,255 for the second quarter of 2025. Adjusted EBITDA was $23,715 and $20,067 for the second quarters of 2026 and 2025, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

	For the six months ended		2026 vs. 2025
	June 30,		Variance
(Dollars in thousands, except per share data)	2026	2025	$	%
Revenues	$292,685	$272,381	$20,304	7%
Cost of goods sold	193,718	183,273	10,445	6%
Gross profit	98,967	89,108	9,859	11%
Gross margin percentage	33.8%	32.7%
Operating costs and expenses:
Selling	14,609	12,040	2,569	21%
General and administrative	31,343	28,252	3,091	11%
Engineering and development	20,325	19,498	827	4%
Acquisition and integration-related costs	—	23	(23)	(100)%
Restructuring and business realignment costs	1,503	2,621	(1,118)	(43)%
Amortization of intangible assets	6,256	6,218	38	1%
Total operating costs and expenses	74,036	68,652	5,384	8%
Operating income	24,931	20,456	4,475	22%
Interest expense	5,076	7,187	(2,111)	(29)%
Other expense, net	53	1,507	(1,454)	NM %
Total other expense, net	5,129	8,694	(3,565)	(41)%
Income before income taxes	19,802	11,762	8,040	68%
Income tax provision	(4,054)	(2,588)	(1,466)	57%
Net income	$15,748	$9,174	$6,574	72%

Effective tax rate	20.5%	22.0%
Diluted earnings per share	$0.93	$0.55	$0.38	69%
Bookings	$359,377	$272,655	$86,722	32%
Backlog	$298,031	$236,586	$61,445	26%

REVENUES: The increase in revenues for the year to date 2026 reflects increases primarily within Industrial and Aerospace and Defense markets. Our revenues for the period ended June 30, 2026 was comprised of 53% to U.S. customers and 47% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 5.1% volume increase and a 2.4% favorable currency impact. Organic revenue increased 5.1% during the year to date 2026. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Orders increased for the year to date 2026 compared to 2025, and included a 29.4% increase in volume as well as a 2.4% increase in foreign currency impact. The increase in orders reflects steady demand in the Industrial market and continued strength in Aerospace & Defense.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $98,967 for year to date 2026 from $89,108 in 2025 driven by increases in sales, and gross margins increased to 33.8% for 2026, compared to 32.7% for 2025. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses increased 21% during year to date 2026 compared to 2025, reflecting higher commissions driven by higher sales volumes, as well as higher marketing and sales-generating costs. Selling expenses as a percentage of revenues were 5% and 4% during year to date 2026 and 2025, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 11% during the six months ended June 30, 2026 compared to the same period of 2025 due primarily to personnel-related costs and higher software licensing and information technology consulting costs. As a percentage of revenues, general and administrative expenses were 11% and 10% in 2026 and 2025, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 4% during the year to date 2026 compared to 2025, primarily reflecting higher incentive compensation, partially offset by the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for each of the six months ended June 30, 2026 and 2025.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs decreased in 2026 compared to 2025 primarily reflecting restructuring-related costs primarily associated with costs recognized in 2025 relating to the transfer of assembly operations from our Dothan, Alabama facility.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense decreased by 29% for the year to date 2026 compared to 2025 primarily due to lower average debt levels.

INCOME TAXES: For the six months ended June 30, 2026 and 2025, the effective income tax rate was 20.5% and 22.0%, respectively. The change in rates compared to the prior year is primarily due to the impact of discrete tax costs on share based awards. We expect our income tax rate for the full year 2026 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during year to date 2026 compared to 2025, primarily relating to increased sales and improved gross margin, partially offset by an increase in operating expenses. Adjusted net income for the six month periods ended June 30, 2026 and 2025 was $21,969 and $17,118, respectively. Adjusted diluted earnings per share for year to date 2026 and 2025 were $1.30 and $1.03, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non– GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $37,279 for year to date 2026 compared to $31,631 for year to date 2025. Adjusted EBITDA was $40,991 and $37,539 for year to date 2026 and 2025, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the three and six months ended June 30, 2026 is as follows:

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Revenue as reported	$153,770	$292,685
Less: Foreign currency impact - (favorable) / unfavorable	(1,255)	(6,341)
Revenue excluding foreign currency exchange impacts	$152,515	$286,344

The Company’s calculation of organic revenue for the three and six months ended June 30, 2026 is as follows:

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Revenue change over prior year	10.2%	7.5%
Less: Impact of acquisitions and foreign currency	(0.9)	(2.4)
Organic growth	9.3%	5.1%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income as reported	$10,391	$5,617	$15,748	$9,174
Interest expense	2,523	3,552	5,076	7,187
Provision for income tax	2,628	1,685	4,054	2,588
Depreciation and amortization	6,191	6,401	12,401	12,682
EBITDA	21,733	17,255	37,279	31,631
Stock-based compensation expense	998	835	1,846	1,755
Acquisition and integration-related costs	—	23	—	23
Restructuring and business realignment costs	641	1,122	1,503	2,621
Foreign currency loss (gain)	343	832	363	1,509
Adjusted EBITDA	$23,715	$20,067	$40,991	$37,539

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands except per share amounts):

	For the three months ended
	June 30,
		Per diluted		Per diluted
	2026	share	2025	share
Net income as reported	$10,391	$0.61	$5,617	$0.34
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,400	0.14	2,394	0.14
Foreign currency loss – net	263	0.02	637	0.04
Acquisition and integration-related costs – net	—	—	18	—
Restructuring and business realignment costs – net	491	0.03	859	0.05
Non-GAAP adjusted net income and adjusted diluted earnings per share	$13,545	$0.80	$9,525	$0.57
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

	For the six months ended
	June 30,
		Per diluted		Per diluted
	2026	share	2025	share
Net income as reported	$15,748	$0.93	$9,174	$0.55
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	4,792	0.28	4,763	0.29
Foreign currency loss (gain) – net	278	0.02	1,156	0.07
Acquisition and integration-related costs – net	—	—	18	—
Restructuring and business realignment costs – net	1,151	0.07	2,007	0.12
Non-GAAP adjusted net income and adjusted diluted earnings per share	$21,969	$1.30	$17,118	$1.03
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents increased by $1,383 to a balance of $42,088 at June 30, 2026 from December 31, 2025.

			2026 vs.
	Six Months Ended		2025
	June 30,		Variance
(in thousands):	2026	2025	$
Net cash provided by operating activities	$20,127	$38,435	$(18,308)
Net cash used in investing activities	(7,070)	(3,189)	(3,881)
Net cash used in financing activities	(11,102)	(24,286)	13,184
Effect of foreign exchange rates on cash	(572)	2,853	(3,425)
Net increase in cash and cash equivalents	$1,383	$13,813	$(12,430)

Of the $42,088 of cash and cash equivalents at June 30, 2026, $35,705 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S. The Company regularly evaluates opportunities to optimize cash available from operations in all geographies.

During the six months ended June 30, 2026, the decrease in cash provided by operating activities is due to a decrease in cash inflows on collections on accounts receivable and payment of inventory, offset in part by higher net income as adjusted by non-cash operating activity items and timing of payments in accounts payable.

The increase in cash used in investing activities in the six months ended June 30, 2026 relates to higher capital expenditures. Cash used in investing activities in the six months ended June 30, 2026 includes $7,070 for purchases of property and equipment compared to $3,189 during the six months ended June 30, 2025. Capital expenditures are expected to be between $12,000 and $15,000 for the full year 2026.

The change in cash used in financing activities during the six months ended June 30, 2026 is primarily due to debt repayments. Net debt payments of $7,227 were made during the six months ended June 30, 2026. As of June 30, 2026, we had $117,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of June 30, 2026.

As of June 30, 2026, the unused Revolving Facility was $162,038. The amount available to borrow could be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

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

The Company declared dividends of $0.07 per share during the six months ended June 30, 2026 and $0.06 per share during the six months ended 2025. The Company’s working capital, capital expenditure and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $10,476 on our sales for the six months ended June 30, 2026. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. For the six months ended June 30, 2026, we estimate that foreign currency exchange rate fluctuations increased revenues by $1,255.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a loss of $1,691 and a gain of $11,644 for the three months ended June 30, 2026 and 2025, respectively. The translation adjustments were a loss of $4,517 and a gain of $15,506 for the six months ended June 30, 2026 and 2025, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $20,355 on our foreign net assets as of June 30, 2026.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $32,680 at June 30, 2026. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2026, we recorded gains of $298 and $666, respectively, on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense was insignificant for the six months ended June 30, 2026, and amounted to a loss of $1,509 for the six months ended June 30, 2025.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (1.625% at June 30, 2026), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility bore interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of June 30, 2026, we had $117,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 9, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $27,962 of unhedged floating rate debt outstanding at June 30, 2026 would have approximately a $140 impact on our interest expense for the six months ended June 30, 2026.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
04/01/26 to 04/30/26	43,712	$61.82	—	—
05/01/26 to 05/31/26	—	—	—	—
06/01/26 to 06/30/26	—	—	—	—
Total	43,712	$61.82	—	—
(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At June 30, 2026 the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

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

DATE:	August 5, 2026	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer