Form 10-Q
period 2026-09-30
ALLIENT INC
filed 2026-11-04
CIK 46129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

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

Number of Shares of the only class of Common Stock outstanding: 17,004,686 as of November 4, 2026

ALLIENT INC.

ALLIENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$39,646	$40,705
Trade receivables, net of provision for credit losses of $951 and $887 at September 30, 2026 and December 31, 2025, respectively	109,633	88,775
Inventories	126,966	109,198
Prepaid expenses and other assets	18,952	14,759
Total current assets	295,197	253,437
Property, plant, and equipment, net	63,191	61,771
Deferred income taxes	10,082	10,509
Intangible assets, net	78,403	88,391
Goodwill	133,137	134,332
Operating lease assets	25,800	21,030
Other long-term assets	8,928	8,125
Total Assets	$614,738	$577,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,676	$28,433
Accrued liabilities	44,788	40,890
Total current liabilities	84,464	69,323
Long-term debt	173,372	180,389
Deferred income taxes	2,922	3,241
Operating lease liabilities	20,056	16,431
Other long-term liabilities	6,708	6,756
Total liabilities	287,522	276,140
Stockholders’ Equity:
Common stock, no par value, authorized 50,000 shares; 16,989 and 16,936 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	115,523	113,936
Preferred stock, par value $1.00 per share, authorized 5,000 shares; no shares issued or outstanding	—	—
Retained earnings	226,273	197,046
Accumulated other comprehensive loss	(14,580)	(9,527)
Total stockholders’ equity	327,216	301,455
Total Liabilities and Stockholders’ Equity	$614,738	$577,595

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$164,399	$138,743	$457,084	$411,124
Cost of goods sold	104,214	92,562	297,932	275,835
Gross profit	60,185	46,181	159,152	135,289
Operating costs and expenses:
Selling	7,421	6,217	22,030	18,257
General and administrative	17,078	14,112	48,421	42,364
Engineering and development	10,254	9,687	30,579	29,185
Acquisition and integration-related costs	—	17	—	40
Restructuring and business realignment costs	15	836	1,518	3,457
Amortization of intangible assets	3,117	3,132	9,373	9,350
Total operating costs and expenses	37,885	34,001	111,921	102,653
Operating income	22,300	12,180	47,231	32,636
Other expense, net:
Interest expense	2,494	3,401	7,570	10,588
Other expense, net	110	457	163	1,964
Total other expense, net	2,604	3,858	7,733	12,552
Income before income taxes	19,696	8,322	39,498	20,084
Income tax provision	(4,371)	(1,845)	(8,425)	(4,433)
Net income	$15,325	$6,477	$31,073	$15,651
Basic earnings per share:
Earnings per share	$0.91	$0.39	$1.85	$0.94
Basic weighted average common shares	16,800	16,695	16,771	16,658
Diluted earnings per share:
Earnings per share	$0.91	$0.39	$1.84	$0.94
Diluted weighted average common shares	16,903	16,780	16,886	16,708
Net income	$15,325	$6,477	$31,073	$15,651
Other comprehensive income (loss):
Foreign currency translation adjustment	(689)	(1,385)	(5,206)	14,121
Change in accumulated (loss) gain on derivatives, net of tax	(18)	(219)	153	(1,254)
Comprehensive income	$14,618	$4,873	$26,020	$28,518

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2025	16,936	$113,936	$197,046	$(10,289)	$503	$259	$301,455
Stock transactions under employee benefit stock plans	23	1,512					1,512
Issuance of restricted stock, net of forfeitures	76	(46)					(46)
Stock-based compensation expense		848					848
Shares withheld for payment of employee payroll taxes		(18)					(18)
Comprehensive (loss) income				(2,826)	191		(2,635)
Tax effect of derivative transactions					(45)		(45)
Net income			5,357				5,357
Dividends to stockholders - $0.03			(502)				(502)
Balances, March 31, 2026	17,035	$116,232	$201,901	$(13,115)	$649	$259	$305,926
Stock-based compensation expense		998					998
Shares withheld for payment of employee payroll taxes	(43)	(2,683)					(2,683)
Comprehensive income (loss)				(1,691)	32		(1,659)
Tax effect of derivative transactions					(7)		(7)
Net income			10,391				10,391
Dividends to stockholders - $0.04			(672)				(672)
Balances, June 30, 2026	16,992	$114,547	$211,620	$(14,806)	$674	$259	$312,294
Issuance of restricted stock, net of forfeitures	(3)	—					—
Stock-based compensation expense		983					983
Shares withheld for payment of employee payroll taxes		(7)					(7)
Comprehensive loss				(689)	(22)		(711)
Tax effect of derivative transactions					4		4
Net income			15,325				15,325
Dividends to stockholders - $0.04			(672)				(672)
Balances, September 30, 2026	16,989	$115,523	$226,273	$(15,495)	$656	$259	$327,216

	Common Stock			Accumulated Other Comprehensive (Loss) Income
(In thousands except per share data)	Shares	Amount	Retained Earnings	Foreign Currency Translation Adjustments	Accumulated income (loss) on derivatives	Pension adjustments	Total Stockholders' Equity
Balances, December 31, 2024	16,810	$111,024	$177,013	$(25,289)	$1,975	$131	$264,854
Stock transactions under employee benefit stock plans	33	886					886
Issuance of restricted stock, net of forfeitures	135	(11)					(11)
Stock-based compensation expense		920					920
Shares withheld for payment of employee payroll taxes	(3)	(97)					(97)
Comprehensive income (loss)				3,862	(856)		3,006
Tax effect of derivative transactions					231		231
Net income			3,557				3,557
Dividends to stockholders - $0.03			(518)				(518)
Balances, March 31, 2025	16,975	$112,722	$180,052	$(21,427)	$1,350	$131	$272,828
Issuance of restricted stock, net of forfeitures	6	(43)					(43)
Stock-based compensation expense		835					835
Shares withheld for payment of employee payroll taxes	(43)	(927)					(927)
Comprehensive (loss) income				11,644	(540)		11,104
Tax effect of derivative transactions					130		130
Net income			5,617				5,617
Dividends to stockholders - $0.03			(482)				(482)
Balances, June 30, 2025	16,938	$112,587	$185,187	$(9,783)	$940	$131	$289,062
Stock-based compensation expense		835					835
Shares withheld for payment of employee payroll taxes	(2)	(97)					(97)
Comprehensive (loss) income				(1,385)	(288)		(1,673)
Tax effect of derivative transactions					69		69
Net income			6,477				6,477
Dividends to stockholders - $0.03			(501)				(501)
Balances, September 30, 2025	16,936	$113,325	$191,163	$(11,168)	$721	$131	$294,172

See accompanying notes to condensed consolidated financial statements.

ALLIENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$31,073	$15,651
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,495	19,105
Deferred income taxes	179	287
Stock-based compensation expense	2,829	2,590
Debt issue cost amortization recorded in interest expense	487	485
Other	2,261	3,729
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(22,137)	(10,679)
Inventories	(21,026)	1,863
Prepaid expenses and other assets	(4,271)	(3,372)
Accounts payable	10,936	5,583
Accrued liabilities	3,258	7,874
Net cash provided by operating activities	22,084	43,116

Cash Flows From Investing Activities:
Purchase of property and equipment	(10,640)	(5,090)
Net cash used in investing activities	(10,640)	(5,090)

Cash Flows From Financing Activities:
Borrowings on long-term debt	2,000	—
Principal payments of long-term debt and finance lease obligations	(9,343)	(34,334)
Payment of debt issuance costs	—	(41)
Dividends paid to stockholders	(1,848)	(1,501)
Tax withholdings related to net share settlements of restricted stock	(2,708)	(1,121)
Net cash used in financing activities	(11,899)	(36,997)
Effect of foreign exchange rate changes on cash	(604)	2,345
Net increase in cash and cash equivalents	(1,059)	3,374
Cash and cash equivalents at beginning of period	40,705	36,102
Cash and cash equivalents at end of period	$39,646	$39,476

Supplemental disclosure of cash flow information:
Property, plant and equipment purchases in accounts payable or accrued expenses	$966	$201
Cash paid for interest	$7,227	$10,271
Cash paid for income taxes	$8,545	$7,876

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

Determining the Transaction Price

The majority of the Company’s contracts have an original duration of less than one year. For these contracts, the Company applies the practical expedient and therefore does not consider the effects of the time value of money. For multiyear contracts, the Company uses judgment to determine whether there is a significant financing component. Management has identified one contract that includes a significant financing component as of September 30, 2026 and December 31, 2025.

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

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A disaggregation of revenue by target market and geography is provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
Target Market	2026	2025	2026	2025
Industrial	$81,694	$71,023	$225,730	$198,904
Vehicle	27,310	21,584	76,898	71,278
Medical	21,299	21,656	62,604	60,803
Aerospace & Defense	25,493	18,755	70,199	60,753
Distribution and Other	8,603	5,725	21,653	19,386
Total	$164,399	$138,743	$457,084	$411,124

	Three months ended		Nine months ended
	September 30,		September 30,
Geography	2026	2025	2026	2025
North America (primarily U.S.)	$114,786	$94,838	$306,053	$273,463
Europe	44,235	37,470	133,384	118,517
Asia-Pacific	5,378	6,435	17,647	19,144
Total	$164,399	$138,743	$457,084	$411,124

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

The opening and closing balances of the Company’s contract assets and liabilities are as follows:

	September 30,	December 31,
	2026	2025
Contract assets in prepaid expenses and other assets	$1,000	$-
Contract assets in other long-term assets	344	-
Contract liabilities in accrued liabilities	$3,599	$3,767

The difference between the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. In the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $1,789 and $1,203, respectively, that was included in the opening contract liabilities balance.

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

3.    INVENTORIES

Inventories include costs of materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out basis) or net realizable value, as follows:

	September 30,	December 31,
	2026	2025
Parts and raw materials	$92,566	$82,875
Work-in-process	15,154	10,602
Finished goods	19,246	15,721
	$126,966	$109,198

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is classified as follows:

		September 30,	December 31,
	Useful lives	2026	2025
Land		$1,790	$1,798
Building and improvements	5 - 39 years	34,881	30,215
Machinery, equipment, tools and dies	3 - 15 years	124,250	121,774
Construction in progress		2,903	1,636
Furniture, fixtures and other	3 - 10 years	27,073	26,471
		190,897	181,894
Less accumulated depreciation		(127,706)	(120,123)
Property, plant, and equipment, net		$63,191	$61,771

Depreciation expense was $2,977 and $3,291 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $9,122 and $9,755, respectively.

5.    GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2026 is as follows:

September 30,
2026
Beginning balance	$134,332
Effect of foreign currency translation	(1,195)
Ending balance	$133,137

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.    INTANGIBLE ASSETS

Intangible assets on the Company’s condensed consolidated balance sheets consist of the following:

	Weighted Average	September 30, 2026			December 31, 2025
	Amortization	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Customer lists	14.1 years	$117,111	$(64,695)	$52,416	$117,927	$(59,006)	$58,921
Trade name	13.7 years	16,006	(10,084)	5,922	16,105	(9,471)	6,634
Design and technologies	10.5 years	41,845	(21,780)	20,065	42,232	(19,396)	22,836
Total		$174,962	$(96,559)	$78,403	$176,264	$(87,873)	$88,391

Amortization expense for intangible assets was $3,117 and $3,132 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $9,373 and $9,350, respectively.

Estimated future intangible asset amortization expense as of September 30, 2026 is as follows:

Total
Estimated
Year ending December 31,	Amortization Expense
Remainder of 2026	3,019
2027	11,892
2028	11,139
2029	9,500
2030	9,346
Thereafter	33,507
Total estimated amortization expense	$78,403

7.    STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s Stock Incentive Plans provide for the granting of stock awards, including restricted stock, stock options and stock appreciation rights, to employees and non-employees, including directors of the Company.

Restricted Stock

For the nine months ended September 30, 2026, 108,272 shares of unvested restricted stock were awarded at a weighted average market value of $63.11. Of the restricted shares granted, 50,914 shares have performance-based vesting conditions. Stock-based compensation expense for awards with performance-based vesting conditions are reassessed each reporting period and recognized as expense based upon the probability that performance will be achieved. The value of the remaining shares awarded expected to vest is amortized to compensation expense over the related service period, which is normally three years, or over the estimated performance period. Shares of unvested restricted stock are generally forfeited if a recipient leaves the Company before the vesting date. Shares that are forfeited become available for future awards.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of restricted stock activity for the nine months ended September 30, 2026:

Number of
shares
Outstanding at beginning of period	234,370
Awarded	108,272
Vested	(112,566)
Forfeited	(20,608)
Outstanding at end of period	209,468

Stock-based compensation expense, net of forfeitures, of $983 and $835 was recorded for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expense, net of forfeitures, of $2,829 and $2,590 was recorded, respectively.

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Compensation and fringe benefits	$21,576	$20,498
Warranty reserve	2,177	1,813
Income taxes payable	2,878	1,853
Operating lease liabilities – current	5,796	5,323
Finance lease obligations – current	495	486
Contract liabilities	3,599	3,767
Restructuring related accruals	—	521
Other accrued expenses	8,267	6,629
	$44,788	$40,890

In line with the Company’s Simplify to Accelerate NOW strategy, during the first quarter of 2025, the Company began to create a state-of-the-art Fabrication Center of Excellence at the facility in Dothan, Alabama. Assembly operations from Dothan continue to be transferred into facilities in Tulsa, Oklahoma and Reynosa, Mexico.

One-time costs in 2026 are anticipated to be approximately $2 million, primarily related to employee severance and other personnel-related expenses, and are expected to be substantively paid by the end of 2026.

Restructuring expenses for this initiative, which are included in restructuring and business realignment costs in the condensed consolidated statement of income and comprehensive income, are as follows:

Restructuring
related accruals

Restructuring liability at December 31, 2025	$521
Expenses incurred	862
Cash payments	(1,172)
Restructuring liability at March 31, 2026	$211
Expenses incurred	641
Cash payments	(623)
Restructuring liability at June 30, 2026	$229
Expenses incurred	15
Cash payments	(244)
Restructuring liability at September 30, 2026	$-

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.    DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	December 31,
	2026	2025
Long-term Debt
Revolving Credit Facility, long-term (1)	$117,962	$124,962
Note Payable	50,000	50,000
Unamortized debt issuance costs	(1,852)	(2,339)
Finance lease obligations – noncurrent	7,262	7,766
Long-term debt	$173,372	$180,389
(1)	The effective interest rate on long-term debt obligations is 4.99% at September 30, 2026.

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

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2026.

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

As of September 30, 2026, the unused Revolving Facility was $162,038. The amount available to borrow under the 2024 Credit and Note Payable Agreements may be limited by the Company’s debt and EBITDA levels, which impacts its covenant calculations.

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

The Company enters into foreign currency contracts with 30-day maturities to hedge its short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona, Canadian Dollar) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $41,758 and $26,033 at September 30, 2026 and December 31, 2025, respectively. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2026 the Company had losses of $228 and $895, respectively and during the three and nine months ended September 30, 2025, the Company had gains of $815 and losses of $254, respectively, on foreign currency contracts which is included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net.

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

As of September 30, 2026, the Company estimates that $765 will be reclassified as a decrease to interest expense over the next twelve months related to its interest rate derivatives. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

		Asset Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2026	2025
Foreign currency contracts	Prepaid expenses and other assets	$—	$7
Interest rate swaps	Prepaid expenses and other assets	$765	$619
		$765	$626

		Liability Derivatives
		Fair value as of:
Derivatives designated as	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2026	2025
Foreign currency contracts	Accrued liabilities	$195	$98
Interest rate products	Accrued liabilities	—	39
		$195	$137

The tables below present the effect of cash flow hedge accounting on other comprehensive income (“OCI”) for the three and nine months ended September 30, 2026 and 2025:

	Amount of pre-tax gain (loss) recognized		Amount of pre-tax gain (loss) recognized
	in OCI on derivatives		in OCI on derivatives
Derivatives in cash flow hedging relationships	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$(259)	$97	$419	$(544)

	Amount of pre-tax gain reclassified		Amount of pre-tax gains (loss) reclassified
	from accumulated OCI into income		from accumulated OCI into income
Location of gain reclassified	Three months ended September 30,		Nine months ended September 30,
from accumulated OCI into income	2026	2025	2026	2025

Interest expense	$(236)	$385	$219	$1,140

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below presents the line items that reflect the effect of the Company’s derivative financial instruments on the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025:

		Total amounts of income and expense		Total amounts of income and expense
		line items presented that reflect the		line items presented that reflect the
		effects of cash flow hedges recorded		effects of cash flow hedges recorded
		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments	Income Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest Expense	$2,494	$3,401	$7,570	$10,588

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the condensed consolidated balance sheets:

Derivative assets:

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2026	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$765	$—	$765	$—	$—	$765

Net amounts
		Gross amounts	of assets	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	assets	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$626	$—	$626	$—	$—	$626

Derivative liabilities:

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
September 30,	of recognized	consolidated	consolidated	Financial	Cash collateral
2026	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$195	$—	$195	$—	$—	$195

Net amounts
		Gross amounts	of liabilities	Gross amounts not offset in the consolidated
As of	Gross amounts	offset in the	presented in the	balance sheets
December 31,	of recognized	consolidated	consolidated	Financial	Cash collateral
2025	liabilities	balance sheets	balance sheets	instruments	received	Net amount
Derivatives	$137	$—	$137	$—	$—	$137

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

The following tables presents the Company’s financial assets (liabilities) that are accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively, by level within the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,657	$—	$—
Foreign currency hedge contracts, net	—	(195)	—
Interest rate swaps, net	—	765	—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets (liabilities)
Deferred compensation plan assets	$5,400	$—	$—
Foreign currency hedge contracts, net	—	(91)	—
Interest rate swaps, net	—	580	—

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

The effective income tax rate was 22.2% for each of the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the effective income tax rate was 21.3% and 22.1%, respectively.

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

Supplemental cash flow information related to the Company’s operating and finance leases for the nine months ended September 30, 2026 and 2025 was as follows:

	September 30,
	2026	2025
Cash paid for operating leases	$5,682	$5,000
Cash paid for interest on finance lease obligations	$294	$291
Assets acquired under operating leases	$9,526	$1,609

The Company’s finance lease obligations relate to a manufacturing facility. Finance lease assets of $6,416 and $7,037 as of September 30, 2026 and December 31, 2025, respectively, are included in property, plant and equipment, net. As of September 30, 2026, finance lease obligations of $495 are included in accrued liabilities and $7,262 are included in long-term debt on the condensed consolidated balance sheet. As of December 31, 2025, finance lease obligations of $486 are included in accrued liabilities and $7,766 are included in long-term debt on the condensed consolidated balance sheet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2026:

	Operating Leases	Finance Leases
Remainder of 2026	1,826	213
2027	6,920	873
2028	5,560	895
2029	3,909	917
2030	3,084	940
Thereafter	9,146	6,156
Total undiscounted cash flows	$30,446	$9,995
Less: present value discount	(4,594)	(2,238)
Total lease liabilities	$25,852	$7,757

The Company has operating leases for certain facilities from companies for which a member of management is a part owner. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $188 and $568 during the three and nine months ended September 30, 2026, respectively and $272 and $798 during the three and nine months ended September 30, 2025, respectively, and is obligated to make payments of $189 during the remainder of 2026. Future fixed minimum lease payments under these leases as of September 30, 2026 are $4,413.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income (“AOCI”) for the three and nine months ended September 30, 2026 and 2025 is comprised of the following:

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2026	$259	$774	$(100)	$(14,806)	$(13,873)
Unrealized gain (loss) on cash flow hedges	—	(259)	62	—	(197)
Amounts reclassified from AOCI	—	237	(58)	—	179
Foreign currency translation gain	—	—	—	(689)	(689)
At September 30, 2026	$259	$752	$(96)	$(15,495)	$(14,580)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At June 30, 2025	$131	$1,126	$(186)	$(9,783)	$(8,712)
Unrealized gain (loss) on cash flow hedges	—	97	(23)	—	74
Amounts reclassified from AOCI	—	(385)	92	—	(293)
Foreign currency translation loss	—	—	—	(1,385)	(1,385)
At September 30, 2025	$131	$838	$(117)	$(11,168)	$(10,316)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2025	$259	$551	$(48)	$(10,289)	$(9,527)
Unrealized (loss) gain on cash flow hedges	—	419	(102)	—	317
Amounts reclassified from AOCI	—	(218)	54	—	(164)
Foreign currency translation gain	—	—	—	(5,206)	(5,206)
At September 30, 2026	$259	$752	$(96)	$(15,495)	$(14,580)

				Foreign Currency
	Defined Benefit		Tax Effect of	Translation
	Plan Liability	Cash Flow Hedges	Cash Flow Hedges	Adjustment	Total
At December 31, 2024	$131	$2,522	$(547)	$(25,289)	$(23,183)
Unrealized gain (loss) on cash flow hedges	—	(544)	143	—	(401)
Amounts reclassified from AOCI	—	(1,140)	287	—	(853)
Foreign currency translation loss	—	—	—	14,121	14,121
At September 30, 2025	$131	$838	$(117)	$(11,168)	$(10,316)

The realized gains and losses relating to the Company’s interest rate swap hedges were reclassified from AOCI and included in interest expense in the condensed consolidated statements of income and comprehensive income.

15.    DIVIDENDS PER SHARE

The Company declared a quarterly dividend of $0.04 per share in the second and third quarter of 2026, and $0.03 per share in the first quarter of 2026 and the first, second, and third quarters of 2025.

ALLIENT INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16    EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	16,800	16,695	16,771	16,658
Dilutive effect of potential common shares	103	85	115	50
Diluted weighted average shares outstanding	16,903	16,780	16,886	16,708

For the three and nine months ended September 30, 2026, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 4,000 and 5,000, respectively. For the three and nine months ended September 30, 2025, the anti-dilutive common shares excluded from the calculation of diluted earnings per share were 26,000 and 35,000, respectively.

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

Revenue for each of the three months ended September 30, 2026 and 2025 was comprised of 57% shipped to U.S. customers. Revenue for each of the nine months ended September 30, 2026 and 2025 was comprised of 55% shipped to U.S. customers. The remainder of revenues for all periods were shipped to foreign customers, primarily in Europe, Canada, and Asia-Pacific.

Identifiable foreign fixed assets were $26,952 and $30,418 as of September 30, 2026 and December 31, 2025, respectively. Identifiable assets outside of the U.S. are attributable to Europe, China, Mexico, and Asia-Pacific.

For the three and nine months ended September 30, 2026 and 2025, no customers individually accounted for a material concentration of revenue nor accounts receivable.

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

Throughout 2025 and through the first three quarters of 2026, we continue to refine our strategy to expand our vertical market focus to accelerate our growth. Throughout its history, the Company has expanded our capabilities to be a leading global provider of motion solutions. More recently, we have been building our controls and power technologies, both organically and through acquisitions. The evolution of these additional pillars of our business enhances our overall value proposition, expands our addressable markets and is aligned with mega technology trends. These advancements required us to refine our strategy to leverage the value opportunity that exists in three technology pillars – Motion, Controls, and Power.

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

One-time costs in 2025 were approximately $4 million, primarily related to employee severance and other personnel-related expenses. Additional expenses of $15 and $1,518 have been incurred during the three months and nine months ended September 30, 2026, respectively, with a total of approximately $2 million anticipated to be incurred throughout 2026, and will be substantively paid by the end of 2026.

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

In February 2026, the U.S. Supreme Court ruled that certain tariffs based on the International Emergency Economic Powers Act that were assessed and incurred in 2025 were unconstitutional. Following this ruling, the U.S. Court of International Trade began to develop a process to assess how to refund tariffs that were paid under the applicable executive orders. At this time, the Company is in the process of applying for refunds of tariffs paid. As of September 30, 2026, $651 of tariff refunds have been approved for repayment and the Company has received refund payments totaling $273. We continue to monitor the recent applicable rulings and will continue to monitor and consider what refunds can be pursued.

Operating Results

Three months ended September 30, 2026 compared to three months ended September 30, 2025

	For the three months ended		2026 vs. 2025
	September 30,		Variance
(Dollars in thousands, except per share data)	2026	2025	$	%
Revenues	$164,399	$138,743	$25,656	18%
Cost of goods sold	104,214	92,562	11,652	13%
Gross profit	60,185	46,181	14,004	30%
Gross margin percentage	36.6%	33.3%
Operating costs and expenses:
Selling	7,421	6,217	1,204	19%
General and administrative	17,078	14,112	2,966	21%
Engineering and development	10,254	9,687	567	6%
Acquisition and integration-related costs	—	17	(17)	(100)%
Restructuring and business realignment costs	15	836	(821)	(98)%
Amortization of intangible assets	3,117	3,132	(15)	—%
Total operating costs and expenses	37,885	34,001	3,884	11%
Operating income	22,300	12,180	10,120	83%
Interest expense	2,494	3,401	(907)	(27)%
Other expense, net	110	457	(347)	(76)%
Total other expense	2,604	3,858	(1,254)	(33)%
Income before income taxes	19,696	8,322	11,374	137%
Income tax provision	(4,371)	(1,845)	(2,526)	137%
Net income	$15,325	$6,477	$8,848	137%

Effective tax rate	22.2%	22.2%
Diluted earnings per share	$0.91	$0.39	$0.52	136%
Bookings	$218,057	$133,119	$84,938	64%
Backlog	$351,489	$230,984	$120,505	52%

REVENUES: The increase in revenues during the three months ended September 30, 2026 reflects increases in many of our target markets, most significantly within Industrial and Aerospace and Defense. Our revenues for the three months ended September 30, 2026 were comprised of 57% to U.S. customers and 43% to customers primarily in Europe, Canada, and Asia-Pacific. The overall increase in revenue was primarily due to a 19.1% volume increase and a 0.6% unfavorable currency impact. Organic revenue increased 19.1% during the third quarter of 2026. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Bookings increased in the three months ended September 30, 2026 compared to 2025, due to a 64.4% increase in volume and a 0.6% unfavorable currency impact. The increase in bookings from the prior year quarter is impacted by improvements in customer demand levels across certain target markets, primarily within Industrial and Aerospace and Defense, in the current year.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $60,185 in the three months ended September 30, 2026 from $46,181 in the three months ended September 30, 2025, and gross margins increased to 36.6% for 2026, compared to 33.3% for 2025. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses increased 19% during the three months ended September 30, 2026 compared to 2025, reflecting higher commissions driven by higher sales volumes, as well as higher marketing and sales-generating costs. Selling expenses as a percentage of revenues were 5% and 4% in the three months ended September 30, 2026 and 2025, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased 21% during the three months ended September 30, 2026 compared to 2025 due primarily to higher personnel-related costs and higher software licensing and information technology consulting costs. As a percentage of revenues, general and administrative expenses were 10% in each of the three months ended September 30, 2026 and 2025.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 6% in the three months ended September 30, 2026 compared to 2025. The increase primarily reflects higher personnel-related costs, partially offset by the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 6% and 7% in each of the three months ended September 30, 2026 and 2025.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs decreased in the three months ended September 30, 2026 compared to 2025 primarily reflecting costs associated with the transfer of assembly operations from our Dothan, Alabama facility in 2025 and timing of other Simplify to Accelerate NOW actions.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense decreased in the three months ended September 30, 2026 compared to 2025 due to lower average debt balances.

INCOME TAXES: The effective income tax rate was 22.2% for each of the three months ended September 30, 2026 and 2025. We expect our income tax rate for the full year 2026 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during the three months ended September 30, 2026 compared to 2025, primarily relating to higher sales volume, including an increase in organic revenue, and improvements to gross profit margin percentage, reflecting the actions in our Simplify to Accelerate NOW strategy. Adjusted net income for the quarters ended September 30, 2026 and 2025 was $18,007 and $9,885, respectively. Adjusted diluted earnings per share for the second quarter of 2026 and 2025 were $1.07 and $0.59, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non–GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $28,284 for the three months ended September 30, 2026 compared to $18,146 for the third quarter of 2025. Adjusted EBITDA was $29,652 and $20,299 for the third quarters of 2026 and 2025, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

	For the nine months ended		2026 vs. 2025
	September 30,		Variance
(Dollars in thousands, except per share data)	2026	2025	$	%
Revenues	$457,084	$411,124	$45,960	11%
Cost of goods sold	297,932	275,835	22,097	8%
Gross profit	159,152	135,289	23,863	18%
Gross margin percentage	34.8%	32.9%
Operating costs and expenses:
Selling	22,030	18,257	3,773	21%
General and administrative	48,421	42,364	6,057	14%
Engineering and development	30,579	29,185	1,394	5%
Acquisition and integration-related costs	—	40	(40)	(100)%
Restructuring and business realignment costs	1,518	3,457	(1,939)	(56)%
Amortization of intangible assets	9,373	9,350	23	—%
Total operating costs and expenses	111,921	102,653	9,268	9%
Operating income	47,231	32,636	14,595	45%
Interest expense	7,570	10,588	(3,018)	(29)%
Other expense, net	163	1,964	(1,801)	(92)%
Total other expense, net	7,733	12,552	(4,819)	(38)%
Income before income taxes	39,498	20,084	19,414	97%
Income tax provision	(8,425)	(4,433)	(3,992)	90%
Net income	$31,073	$15,651	$15,422	99%

Effective tax rate	21.3%	22.1%
Diluted earnings per share	$1.84	$0.94	$0.90	96%
Bookings	$577,434	$405,774	$171,660	42%
Backlog	$351,489	$230,984	$120,505	52%

REVENUES: The increase in revenues for the year to date 2026 reflects increases primarily within Industrial and Aerospace and Defense markets. Our revenues for the period ended September 30, 2026 were comprised of 55% to U.S. customers and 45% to customers primarily in Europe, Canada and Asia-Pacific. The overall increase in revenue was due to a 9.8% volume increase and a 1.4% favorable currency impact. Organic revenue increased 9.8% during the year to date 2026. Organic revenue is a non-GAAP measure. Refer to information included in “Non-GAAP Measures” below for a discussion and reconciliation of the non-GAAP measures.

ORDER BOOKINGS: Orders increased for the year to date 2026 compared to 2025, and included a 40.9% increase in volume and a 1.4% favorable currency impact. The increase in bookings is impacted by improvements in customer demand levels across certain target markets, primarily within Industrial and Aerospace and Defense, in the current year.

GROSS PROFIT AND GROSS MARGIN: Gross profit increased to $159,152 for year to date 2026 from $135,289 in 2025, and gross margins increased to 34.8% for 2026, compared to 32.9% for 2025. Gross profit and gross margin percentage were impacted favorably by higher sales volume, improved product mix, and operational improvements driven by our Simplify to Accelerate NOW strategy.

SELLING EXPENSES: Selling expenses increased 21% during year to date 2026 compared to 2025, reflecting higher commissions driven by higher sales volumes, as well as higher marketing and sales-generating costs. Selling expenses as a percentage of revenues were 5% and 4% during year to date 2026 and 2025, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by 14% during the nine months ended September 30, 2026 compared to the same period of 2025 due primarily to personnel-related costs and higher software licensing and information technology consulting costs. As a percentage of revenues, general and administrative expenses were 11% and 10% in 2026 and 2025, respectively.

ENGINEERING AND DEVELOPMENT EXPENSES: Engineering and development expenses increased by 5% during the year to date 2026 compared to 2025, primarily reflecting higher incentive compensation, partially offset by the cost reduction actions taken as part of our Simplify to Accelerate NOW strategy. As a percentage of revenues, engineering and development expenses were 7% for each of the nine months ended September 30, 2026 and 2025.

RESTRUCTURING AND BUSINESS REALIGNMENT COSTS: Restructuring and business realignment costs decreased in 2026 compared to 2025 primarily reflecting restructuring-related costs primarily associated with costs recognized in 2025 relating to the transfer of assembly operations from our Dothan, Alabama facility and timing of other Simplify to Accelerate NOW actions.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets remained consistent compared to the prior year period.

INTEREST EXPENSE: Interest expense decreased by 29% for the year to date 2026 compared to 2025 primarily due to lower average debt balances.

INCOME TAXES: For the nine months ended September 30, 2026 and 2025, the effective income tax rate was 21.3% and 22.1%, respectively. The change in rates compared to the prior year is primarily due to the impact of discrete tax costs on share based awards. We expect our income tax rate for the full year 2026 to be approximately 21% to 23%.

NET INCOME AND ADJUSTED NET INCOME: Net income increased during year to date 2026 compared to 2025, primarily relating to increased sales and improved gross margin, partially offset by an increase in operating expenses. Adjusted net income for the nine month periods ended September 30, 2026 and 2025 was $39,977 and $27,003, respectively. Adjusted diluted earnings per share for year to date 2026 and 2025 were $2.37 and $1.61, respectively. Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. See information included in “Non– GAAP Measures” below for a discussion of the non-GAAP measure and reconciliation of net income to Adjusted net income and diluted earnings per share to Adjusted diluted earnings per share.

EBITDA AND ADJUSTED EBITDA: EBITDA was $65,563 for year to date 2026 compared to $49,777 for year to date 2025. Adjusted EBITDA was $70,642 and $57,838 for year to date 2026 and 2025, respectively. EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA consists of income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA also excludes stock-based compensation expense, foreign currency gain/loss and certain other items. Refer to information included in “Non-GAAP Measures” below for a discussion of the non-GAAP measure and a reconciliation of net income to EBITDA and Adjusted EBITDA.

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

The Company’s calculation of Revenue excluding foreign currency exchange impacts for the three and nine months ended September 30, 2026 is as follows:

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Revenue as reported	$164,399	$457,084
Less: Foreign currency impact - (favorable) / unfavorable	850	(5,491)
Revenue excluding foreign currency exchange impacts	$165,249	$451,593

The Company’s calculation of organic revenue for the three and nine months ended September 30, 2026 is as follows:

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Revenue change over prior year	18.5%	11.2%
Less: Impact of acquisitions and foreign currency	0.6	(1.4)
Organic growth	19.1%	9.8%

The Company’s calculation of EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income as reported	$15,325	$6,477	$31,073	$15,651
Interest expense	2,494	3,401	7,570	10,588
Provision for income tax	4,371	1,845	8,425	4,433
Depreciation and amortization	6,094	6,423	18,495	19,105
EBITDA	28,284	18,146	65,563	49,777
Stock-based compensation expense	983	835	2,829	2,590
Acquisition and integration-related costs	—	17	—	40
Restructuring and business realignment costs	15	836	1,518	3,457
Foreign currency loss (gain)	370	465	733	1,974
Adjusted EBITDA	$29,652	$20,299	$70,643	$57,838

The Company’s calculation of Adjusted net income and Adjusted diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands except per share amounts):

	For the three months ended
	September 30,
		Per diluted		Per diluted
	2026	share	2025	share
Net income as reported	$15,325	$0.91	$6,477	$0.39
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	2,388	0.14	2,399	0.14
Foreign currency loss – net	283	0.02	356	0.02
Acquisition and integration-related costs – net	—	—	13	—
Restructuring and business realignment costs – net	11	0.00	640	0.04
Non-GAAP adjusted net income and adjusted diluted earnings per share	$18,007	$1.07	$9,885	$0.59
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

	For the nine months ended
	September 30,
		Per diluted		Per diluted
	2026	share	2025	share
Net income as reported	$31,073	$1.84	$15,651	$0.94
Non-GAAP adjustments, net of tax (1)
Amortization of intangible assets – net	7,180	0.43	7,162	0.43
Foreign currency loss – net	561	0.03	1,512	0.09
Acquisition and integration-related costs – net	—	—	31	—
Restructuring and business realignment costs – net	1,163	0.07	2,647	0.16
Non-GAAP adjusted net income and adjusted diluted earnings per share	$39,977	$2.37	$27,003	$1.62
(1)	Applies a blended federal, state, and foreign tax rate of approximately 23% applicable to the non-GAAP adjustments.

Liquidity and Capital Resources

The Company’s liquidity position as measured by cash and cash equivalents decreased by $1,059 to a balance of $39,646 at September 30, 2026 from December 31, 2025.

			2026 vs.
	Nine Months Ended		2025
	September 30,		Variance
(in thousands):	2026	2025	$
Net cash provided by operating activities	$22,084	$43,116	$(21,032)
Net cash used in investing activities	(10,640)	(5,090)	(5,550)
Net cash used in financing activities	(11,899)	(36,997)	25,098
Effect of foreign exchange rates on cash	(604)	2,345	(2,949)
Net increase in cash and cash equivalents	$(1,059)	$3,374	$(4,433)

Of the $39,646 of cash and cash equivalents at September 30, 2026, $36,855 was located at our foreign subsidiaries and may be subject to withholding tax if repatriated back to the U.S. The Company regularly evaluates opportunities to optimize cash available from operations in all geographies.

During the nine months ended September 30, 2026, the decrease in cash provided by operating activities is due to a decrease in cash inflows on collections on accounts receivable and payment of inventory, offset in part by higher net income as adjusted by non-cash operating activity items and timing of payments in accounts payable.

The increase in cash used in investing activities in the nine months ended September 30, 2026 relates to higher capital expenditures. Cash used in investing activities in the nine months ended September 30, 2026 includes $10,640 for purchases of property and equipment compared to $5,090 during the nine months ended September 30, 2025. Capital expenditures are expected to be between $12,000 and $15,000 for the full year 2026.

The change in cash used in financing activities during the nine months ended September 30, 2026 is primarily due to debt repayments. Net debt payments of $7,343 were made during the nine months ended September 30, 2026. As of September 30, 2026, we had $117,962 of obligations under the Revolving Facility, excluding deferred financing costs.

Financial covenants under the 2024 Credit and Note Payable Agreements require the Company to maintain a minimum interest coverage ratio of at least 3.0:1.0 at the end of each fiscal quarter. In addition, the Company’s Leverage Ratio at the end of any fiscal quarter shall not be greater than 4.25:1.0 through December 31, 2024 or greater than 3.75 to 1.0 as of the end of any fiscal quarter thereafter; provided that the Company may elect to temporarily increase the Leverage Ratio to by 0.5:1.0 following a material acquisition under the 2024 Credit and Note Payable Agreements. The 2024 Credit and Note Payable Agreements also include covenants and restrictions that limit the Company’s ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of its assets and enter into transactions with an affiliate of the Company on other than an arms’ length transaction. These covenants, which are described more fully in the 2024 Credit and Note Payable Agreements, to which reference is made for a complete statement of the covenants, were modified as of October 22, 2024, and are subject to certain exceptions. The Company was in compliance with all covenants as of September 30, 2026.

As of September 30, 2026, the unused Revolving Facility was $162,038. The amount available to borrow could be limited by our debt and EBITDA levels, which impacts our covenant calculations. The Revolving Facility matures March 1, 2029. The Series A Senior Notes, under the 2024 Note Payable Agreement, are due March 21, 2031.

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

The Company declared dividends of $0.11 per share during the nine months ended September 30, 2026 and $0.09 per share during the nine months ended 2025. The Company’s working capital, capital expenditure, and dividend requirements are expected to be funded from cash provided by operations and amounts available under the Amended Credit Agreement.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency

We have international operations in The Netherlands, Sweden, Germany, China, Portugal, Canada, Czech Republic, Mexico, the United Kingdom, and New Zealand which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swedish Krona, Chinese Renminbi, Canadian dollar, Czech Krona, Mexican pesos, British Pound Sterling, and New Zealand dollar, respectively. We continuously evaluate our foreign currency risk, and we take action from time to time in order to best mitigate these risks. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $15,855 on our sales for the nine months ended September 30, 2026. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. For the nine months ended September 30, 2026, we estimate that foreign currency exchange rate fluctuations increased revenues by $5,491.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. The translation adjustments were a loss of $689 and $1,385 for the three months ended September 30, 2026 and 2025, respectively. The translation adjustments were a loss of $5,206 and a gain of $14,121 for the nine months ended September 30, 2026 and 2025, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $20,748 on our foreign net assets as of September 30, 2026.

We have contracts to hedge our short-term balance sheet exposure, primarily intercompany, that are denominated in currencies (Euro, Mexican Peso, New Zealand Dollar, Chinese Renminbi, Swedish Krona) other than the subsidiary’s functional currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in other expense, net in the consolidated statements of income and comprehensive income. To minimize foreign currency exposure, the Company had foreign currency contracts with notional amounts of $41,758 at September 30, 2026. The foreign currency contracts are recorded in the condensed consolidated balance sheets at fair value and resulting gains or losses are recorded in other expense, net in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2026, the Company recorded losses of $228 and $895, respectively, on foreign currency contracts which are included in other expense, net and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other expense, net. Net foreign currency transaction gains and losses included in other expense amounted to a loss of $733 for the nine months ended September 30, 2026, and amounted to a loss of $1,974 for the nine months ended September 30, 2025.

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

Interest rates on our Credit Facility are based on Term SOFR plus a margin of 1.25% to 2.50% (1.625% at September 30, 2026), depending on the Company’s ratio of total funded indebtedness to consolidated EBITDA. As amended on October 22, 2024, borrowings under the Credit Facility bore interest at Term SOFR plus a margin of 2.50% from January 1, 2025 through September 30, 2025. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. We primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In March 2022 the Company entered into an interest rate swap with a notional amount of $40,000 that matures in December 2026. In September 2024, the Company entered into an additional interest rate swap with a notional amount of $50,000 that matures in September 2027.

As of September 30, 2026, we had $117,962 outstanding under the Revolving Facility (excluding deferred financing fees), of which $90,000 is currently being hedged. Refer to Note 9, Debt Obligations, of the notes to consolidated financial statements for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the Base Rate on the $27,962 of unhedged floating rate debt outstanding at September 30, 2026 would have approximately a $210 impact on our interest expense for the nine months ended September 30, 2026.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of Shares
	Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans or Programs	Under the Plans or Programs
07/01/26 to 07/30/26	258	$88.79	—	—
08/01/26 to 08/31/26	—	—	—	—
09/01/26 to 09/30/26	—	—	—	—
Total	258	$88.79	—	—
(1)	As permitted under the Company’s equity compensation plan, these shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of stock. Shares withheld for tax withholding obligations do not affect the total number of shares available for repurchase under any approved common stock repurchase plan. At September 30, 2026 the Company did not have an authorized stock repurchase plan in place.

Item 5. Other Information

None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2026.

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

DATE:	November 4, 2026	ALLIENT INC.
		By:	/s/ James A. Michaud
James A. Michaud
Senior Vice President & Chief Financial Officer